Form 10-K
period 2010-12-31
Imperial Holdings, Inc.
filed 2011-03-31
CIK 1494448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35064

IMPERIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	30-0663473 (I.R.S. Employer Identification No.)

701 Park of Commerce Boulevard, Suite 301
Boca Raton, Florida 33487
(Address of principal executive offices, including zip code)

(561) 995-4200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant commenced the initial public offering of its common stock in February 2011. Accordingly, there was no public market for the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 25, 2011 was 21,202,614.

IMPERIAL HOLDINGS, INC.
2010 Form 10-K Annual Report

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	our results of operations;

•	our ability to continue to grow our businesses;

•	our ability to obtain financing on favorable terms or at all;

•	changes in laws and regulations applicable to premium finance transactions, life settlements or structured settlements;

•	changes in mortality rates and the accuracy of our assumptions about life expectancies;

•	increased competition for premium finance lending or for the acquisition of structured settlements;

•	adverse developments in capital markets;

•	loss of the services of any of our executive officers;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest rates and other factors.

See “Item 1A. Risk Factors” (Part I, Item 1A). All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Annual Report on Form 10-K to “Imperial,” “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I

Item 1.	Business

Overview

We are a specialty finance company with a focus on providing premium financing for individual life insurance policies issued by insurance companies generally rated “A+” or better by Standard & Poor’s or “A” or better by A.M. Best Company at the time of the financing and purchasing structured settlements backed by annuities issued by insurance companies or their affiliates generally rated “A1” or better by Moody’s Investors Services or “A−” or better by Standard & Poor’s. We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, on February 3, 2011, we converted from a Florida limited liability company to a Florida corporation.

Premium Finance Business

Overview

A premium finance transaction is a transaction in which a life insurance policyholder obtains a loan, predominately through an irrevocable life insurance trust established by the insured, to pay insurance premiums for a fixed period of time, allowing a policyholder to maintain coverage under the policy without having to make premium payments during the term of the loan. A premium finance transaction also benefits life insurance agents by preventing a life insurance policy from lapsing, which could require the agent to repay a portion of the commission earned in connection with the issuance of the policy.

As of December 31, 2010, the average principal balance of the loans we have originated since inception is approximately $215,000. As used throughout this Annual Report on Form 10-K, references to “principal balance of the loan” refer to the principal amount loaned by us in a premium finance transaction without including origination fees or interest. The life insurance policies that serve as collateral for our premium finance loans are predominately universal life policies that have an average death benefit of approximately $4.4 million and insure persons over age 65. We currently make loans to borrowers in 9 states with the insureds residing in any of the 50 states. As used throughout this Annual Report on Form 10-K, references to “borrower” refer to the entity or individual executing the note in a premium finance transaction. In nearly all instances, the borrower is an irrevocable life insurance trust established for estate planning purposes by the insured which is both the legal owner and beneficiary of a life insurance policy serving as collateral for a premium finance loan.

Our typical premium finance loan is approximately two years in duration and is collateralized by the underlying life insurance policy. We generate revenue from our premium finance business in the form of agency fees from referring agents, interest income and origination fees as follows:

•	Agency Fees — We charge the referring agent an agency fee for services related to premium finance loans. Agency fees as a percentage of the principal balance of the loans originated during the year ended December 31, 2010 and December 31, 2009 were 48.8% and 50.6%, respectively. These agency fees are charged when the loan is funded and collected on average within 46 days thereafter.

•	Interest Income — Substantially all of the interest rates we charge on our premium finance loans are floating rates that are calculated at the one-month LIBOR rate plus an applicable margin. In addition, our premium finance loans have a floor interest rate and are capped at 16.0% per annum. For loans with floating rates, each month the interest rate is recalculated to equal one-month LIBOR plus the applicable margin, and then, if necessary, adjusted so as to remain at or above the stated floor rate and not to exceed the capped rate of 16.0% per annum. The weighted average per annum interest rate for premium finance loans outstanding as of December 31, 2010 and December 31, 2009 was 11.4% and 10.9%, respectively.

•	Origination Fees — On each premium finance loan we charge a loan origination fee that is added to the loan and is due upon the date of maturity or upon repayment of the loan. Origination fees as a percentage of the principal balance of the loans originated during the year ended December 31, 2010 and December 31, 2009 were 41.5% and 44.7%, respectively.

The policyholder is not required to make any payment on the loan until maturity. At the end of the loan term, the policyholder either repays the loan in full (including all interest and fees) or, defaults under the loan. In the event of default, subject to policy terms and conditions, the borrower typically relinquishes to us control of the policy serving as collateral for the loan, after which we may either seek to sell the policy, hold it for investment, or, if the loan is insured, we are paid a claim equal to the insured value of the policy, which may be equal to or less than the amount we are owed under the loan. As of December 31, 2010, 93.9% of our outstanding loans have collateral whose value is insured. With the net proceeds from our recently completed initial public offering, we have the option to retain for investment a number of the policies relinquished to us upon a default. When we choose to retain the policy for investment, we are responsible for all future premium payments needed to keep the policy in effect. We have developed proprietary systems and processes that, among other things, determine the minimum monthly premium outlay required to maintain each retained life insurance policy.

Our premium finance borrowers are currently referred to us through independent insurance agents and brokers licensed under state law. Prior to January 2009, we originated some premium finance loans that were sold by life insurance agents that we employed. Once a potential borrower has been referred to us, we assess the borrower’s creditworthiness and the fair value of the life insurance policy to serve as collateral. We further support our loan origination efforts with specialized sales teams that guide agents and brokers through the lending process. Our transaction processing and servicing processes and systems allow us to process a high volume of applications while maintaining the ability to structure complex negotiated transactions and apply our strict underwriting standards. Our existing technology infrastructure allows us to service our current loan volume efficiently, and is designed to permit us to service an increased loan volume.

To help protect against fraud and to seek profitable transactions, we perform extensive underwriting before entering into a transaction. We use strict loan underwriting guidelines that, among other things, require:

•	the use of third party medical underwriters to evaluate the medical condition and life expectancy of each insured;

•	the use of actuarial tables published by the American Society of Actuaries;

•	the subject policy be issued by an insurance company with a high financial strength rating from A.M. Best, Standard & Poor’s or other recognized rating agencies;

•	a review of each loan for compliance with our internal guidelines as well as applicable laws and regulations; and

•	the use of a personal guaranty to further support our underwriting efforts to protect against losses resulting from the issuing insurance company voiding a policy due to fraud or misrepresentations in the application process to obtain the life insurance policy.

We believe that our underwriting guidelines have been effective in mitigating fraud-related risks.

We require the borrower to have at least one independent professional trustee to ensure that the trust follows its obligation with respect to administration of the trust’s activities as set forth in the trust instrument as well as the premium finance loan agreement and related documents. If the borrower does not have such a trustee, we require the borrower to amend the trust documentation and appoint an independent professional trustee that will be responsible for ensuring the life insurance premiums are paid to the life insurance company. The professional trustee administers the process of making the premium payments to the life insurance company as they come due from funds the trust holds in escrow for payment of such premiums. We also work with the trustee to monitor the status of the life insurance policy in order to ensure that it remains in force, alert the trustee when premium payments are due and to help ensure that premiums paid are correctly applied by the issuing life insurance company.

When we approve a premium finance loan, the borrower executes a loan agreement and other related documents, which contain representations, warranties and guaranties from the insured and representations and warranties from the referring agent or broker in regard to the accuracy of the information provided to us and the issuing life insurance company. The funds required to cover all of the premiums due during the term of a premium finance loan are wired up front directly to the borrower. We do not fund loans that are in excess of the premiums previously paid and future premiums that are scheduled to come due on the policy during the term of the loan. In order to determine the amount of premiums previously paid by the borrower so as to be certain we are not advancing more then future and past premiums, we require a statement from the issuing life insurance company showing the amount of prior payments.

Sources of Revenue

For the year ended December 31, 2010 and December 31, 2009, 87.6% and 95.9%, respectively, of our revenue was generated from our premium finance segment. We generate revenue from our premium finance business in the form of agency fees from the referring insurance agent, interest income and origination fees as follows:

•	Agency fees. For each premium finance loan, Imperial Life and Annuity Services, LLC (“Imperial Life and Annuity”), a licensed insurance agency and our wholly-owned subsidiary, receives an agency fee from the referring insurance agent. Historically, Imperial Life and Annuity typically charges and receives agency fees from the referring agent within approximately 46 days of our funding the loan. Referring insurance agents pay the agency fees to Imperial Life and Annuity for the due diligence performed in underwriting the premium finance transaction. The amount of the agency fee paid by a referring life insurance agent is negotiated with the referring agents based on a number of factors, including the size of the policy and the amount of premiums on the policy. Agency fees as a percentage of the principal balance of the loans originated during the year ended December 31, 2010 and December 31, 2009 were 48.8% and 50.6%, respectively. During the year ended December 31, 2010 and December 31, 2009, 15.1% and 28.2%, respectively, of our revenue from our premium finance segment was from agency fees.

•	Interest income. We receive interest income that accrues over the life of the loan and is due upon the date of maturity or upon repayment of the loan. The interest rates are typically floating rates that are calculated at the one-month LIBOR rate plus an applicable margin. In addition, our premium finance loans have a floor interest rate and are capped at 16.0% per annum. For loans with floating rates, each month the interest rate is recalculated to equal one-month LIBOR plus the applicable margin, and then, if necessary, adjusted so as to remain at or above the stated floor rate and at or below the capped rate of 16.0% per annum. The weighted average per annum interest rate for premium finance loans outstanding as of December 31, 2010 and December 31, 2009 were 11.4% and 10.9%, respectively. During the year ended December 31, 2010 and December 31, 2009, 27.2% and 21.9%, respectively, of our revenue from our premium finance segment was from interest income.

•	Origination fees. We charge a loan origination fee on each premium finance loan we fund. The origination fee accrues over the term of the loan and is due upon the date of maturity or upon repayment of the loan. For the year ended December 31, 2010 and December 31, 2009, origination fees as a percentage of the principal balance of the loans originated during such periods were 41.5% and 44.7%, respectively. During the year ended December 31, 2010 and December 31, 2009, the per annum origination fee as a percentage of the principal balance of the loans originated was 22.7% and 19.2%, respectively. During the year ended December 31, 2010 and December 31, 2009, 29.6% and 32.2%, respectively, of our revenue from our premium finance segment was from origination fees.

We are repaid our principal as well as our origination fees and interest income in one of the following three ways:

•	the borrower or family member of the insured repays the loan upon maturity;

•	the insured passes away prior to the loan maturity and the death benefit is used to repay the loan, with the remainder being paid to the borrower for the benefit of its beneficiaries; or

•	upon default, we typically enter into an agreement with the borrower and the life insurance policy beneficiaries whereby they relinquish ownership of the life insurance policy and all interests therein to us in exchange for a release of the obligation to pay amounts due. Following relinquishment, if the loan is insured pursuant to lender protection insurance, then, subject to terms and conditions of the lender protection insurance policy, our lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy and we are paid a claim equal to the insured value of the life insurance policy serving as collateral underlying the loan. If the loan is not insured, we seek to sell the life insurance policy in the secondary market.

With the net proceeds from our recently completed initial public offering, we have the option to retain for investment a number of the policies relinquished to us upon a default. When we retain for investment policies relinquished to us upon default, we will receive the death benefit of the policy upon the death of the insured as long as we continue to pay the premiums required to keep the policy in force and the policy is not contested.

Since we were founded in December 2006, nearly all of our loan maturities have occurred during a time of dislocations in the capital markets and, as a result, our historical methods of repayment may not be indicative of future performance. The following table shows the method of repayment for loans maturing during the following periods:

	Year Ended December 31,
	2010	2009	2008

Repaid by the borrower	3	12	2
Repaid from death benefit during term of loan	1	2	3
Repaid from lender protection insurance claim	419	56	4
Lender protection insurance claims in process	3	8	—

	426	78	9

Cost of Financing

In our premium finance business, we have historically relied heavily on debt financing. Debt financing has become prohibitively expensive for our business. Every credit facility we have entered into since December 2007 for our premium finance business has required us to obtain lender protection insurance for each loan originated under such credit facility. This coverage provides insurance on the value of the underlying life insurance policy serving as collateral underlying the loan should our borrower default. Subject to the terms and conditions of the lender protection insurance policy, in the event of a payment default by the borrower, our lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy and we are paid a claim equal to the insured value of the life insurance policy serving as collateral underlying the loan. We also pay a premium to a contingent lender protection insurer for each of our loans originated under our White Oak and Cedar Lane credit facilities. Our cost for contingent lender protection insurance has been included as part of our cost for lender protection insurance. The cost for lender protection insurance has ranged from 8.5% to 11% per annum of the principal balance of the loan. As of December 31, 2010, 93.9% of our outstanding premium finance loans have collateral whose value is insured. By procuring lender protection insurance, we have been able to borrow at interest rates ranging from 14% to 22%. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. As a result, we currently have ceased originating new premium finance loans under our credit facilities. With the net proceeds of our recently completed initial public offering, we will fund our new premium finance business with equity financing instead of relying on debt financing and lender protection insurance.

The following table shows our total financing cost per annum as a percentage of the principal balance of the loans originated during the following periods (as used throughout this Annual Report on Form 10-K, references to “financing cost” refer to the aggregate cost attributable to credit facility interest, other lender charges and, where applicable, obtaining lender protection insurance on our premium finance loans):

	Year Ended December 31,
	2010	2009	2008

Lender protection insurance cost	11.0%	10.9%	8.50%
Interest cost and other lender funding charges under credit facilities	16.0%	18.2%	13.70%

Total financing cost	27.0%	29.1%	22.2%

As of December 31, 2010, we had total debt outstanding of $91.6 million of which $59.4 million, or 64.9%, is owed by our special purpose entities which were established for the purpose of obtaining debt financing to fund premium finance loans. This debt is collateralized by life insurance policies underlying premium finance loans that we have assigned, or in which we have sold participation rights, to our special purpose entities. We have obtained lender protection insurance for nearly all of these premium finance loans. Debt owned by these special purpose entities is generally non-recourse to us and our other subsidiaries except to the extent of our equity interest in these special purpose entities. One exception is the Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations. Messrs. Mitchell and Neuman (“our CEO and our COO”) made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our CEO and our COO for such non-financial performance reasons, then our indemnification obligations to our CEO and our COO may require us to indemnify them for losses they may incur under these guaranties.

As of December 31, 2010, our promissory note had an outstanding principal balance and related interest of approximately $2.4 million and our debenture payable had an outstanding principal balance net of discount of approximately $29.7 million. The promissory note and debenture payable were converted into shares of our common stock upon the closing of our recently completed initial public offering.

The following table shows our total outstanding debt by facility as well as the portion of the outstanding debt that is secured by life insurance policies and for which we have purchased lender protection insurance in dollars and that is non-recourse beyond our special purpose entities (dollars in thousands):

	Year Ended December 31,
	2010	2009

Credit Facilities:
Acorn	$3,988	$9,179
CTL*	24	49,744
White Oak	21,219	26,595
Cedar Lane	34,209	11,806
Ableco	—	96,174

Total credit facilities	$59,440	$193,498

Promissory Notes:
Amalgamated		9,627
Skarbonka	—	17,615
IMPEX	2,402	10,324

Total promissory notes	$2,402	$37,566

Skarbonka debenture payable	29,767	—

Total Debt	$91,609	$231,064

Amount of Total Debt secured by loans with lender protection insurance that are non-recourse to Imperial	$55,452	$184,319
% of Total Debt secured by loans with lender protection insurance that are non-recourse to Imperial	60.5%	79.8%

*	Represents the balance remaining under our $30 million grid promissory note in favor of CTL Holdings.

Premium Finance Transaction Process

A typical premium finance transaction is generally completed in accordance with the steps outlined below:

Step 1: Borrower Independently Obtains a Life Insurance Policy	• An individual, who desires to obtain life insurance, forms an irrevocable trust, generally for estate planning purposes.

•   An application to obtain a life insurance policy is submitted to an insurance company by the individual so that, when issued, the policy will be owned by the irrevocable trust whose beneficiaries have insurable interests in the life of the insured (primarily family members of the insured).

• A life insurance policy is issued to the irrevocable trust and the life insurance agent/broker involved in the issuance of the policy receives a commission from the issuing life insurance agency.

Step 2: Sales	• An independent insurance agent/broker contacts us regarding potentially obtaining a premium finance loan on behalf of a borrower.

•   We work with referring agents/brokers to obtain necessary information regarding the life insurance policy, such as life expectancy reports, medical evaluations and other information relevant to the valuation of the life insurance policy.

• Our sales team manages the process and is the point of contact for the referring agent/broker.

Step 3: Loan Underwriting	• We analyze the information we obtain regarding the life insurance policy using our proprietary models to determine its fair value.

•   We review all potential transactions for adherence to our internal guidelines, such as proof of payment of prior premiums from the borrower’s own funds and rating of the issuing life insurance company and other items.

•   If the loan is to be insured with lender protection insurance, we consult with our lender protection insurer to determine the insured value of the loan, which is the amount we would receive in the event that we filed a lender protection insurance claim, and to provide the insurer with any information necessary for their own underwriting process.

Step 4: Legal/Compliance	• We conduct an independent review of each file and verify that compliance, legal and fair value assessment processes have been completed in order to approve a loan.

• We complete a compliance checklist of over 200 items by multiple departments.

• We maintain and distribute documents necessary for compliance with HIPAA, legal and internal standards.

•   We confirm that the borrower has at least one independent professional trustee to ensure all future premiums will be paid. If there is no independent professional trustee, we require the borrower to amend the trust documentation to appoint one.

Step 5: Funding
•   When we approve a premium finance loan, the borrower executes a loan agreement and other related documents, which contain representations, warranties and guaranties from the insured and representations and warranties from the referring agent/broker in regard to the accuracy of the information provided to us and the issuing life insurance company.

•   Once the loan documentation is properly executed, we fund all funds directly to the borrower in one initial wire transfer. Loan proceeds advanced are never in excess of the premiums previously paid and future premiums that are scheduled to come due on the policy during the term of the loan nor do we pay any fees or other compensation to the borrower.

•   Upon funding, we charge the referring agent/broker an agency fee that is collected on average within 46 days thereafter. The agency fee is charged to the referring agent/broker and is not part of the premium finance loan.

•   The borrower is not required to make any payment on the loan until maturity. At the end of the loan term, the borrower is required to repay the loan in full (including all interest and origination fees that accrue over the life of the loan).

• We update our files with completed documentation.

•   Prior to our recently completed initial public offering, we relied upon debt financing to fund our loans. Using debt financing, we would receive funds under a credit facility prior to our wiring funds to the borrower. If the loan had lender protection insurance, we would pay the cost of the lender protection insurance premium to the lender protection insurer contemporaneously with the funding of the loan. With the net proceeds of our recently completed initial public offering, we will fund new premium finance loans without relying on debt financing.

Step 6: Servicing	• We prepare and monitor internal and external reporting to accounting, lenders and others.

• We verify premiums are paid and correctly applied.

• We update files for medical history and ongoing premium payments.

Step 7: Loan Maturity	• We send a notice to the borrower and trustee 60 days and 30 days prior to the maturity of a loan to provide advance notice that the premium finance loan is coming due.

• Upon maturity of a loan, we are either (i) repaid our principal as well as our origination fees and interest income or (ii) the loan goes into default due to nonpayment by the borrower.

•   If the loan goes into default, we ask the borrower to liquidate the policy. To assist a borrower with its liquidation of a policy, we will introduce the borrower to potential buyers as well as to life settlement brokers. We receive no commission or fee for these introductions or any sale of the policy by the borrower. The liquidation proceeds are used to pay off our loan, including accrued interest and origination fees, and the balance is retained by the borrower. If the liquidation proceeds of a policy are less than the amount to pay off the loan, the borrower seeks our consent in order to liquidate the policy. We may either approve the sale of the policy for less than the amount due on the loan or may decide to take control of the policy. If the loan is covered by lender protection insurance, then the lender protection insurer, rather than us, must consent to the liquidation of the policy if the liquidation proceeds are going to be less than the loan’s insured value.

• If the borrower is unable to liquidate the policy, we obtain all rights to the policy as lender.

•   If the loan has lender protection insurance, then, subject to the terms and conditions of the lender protection insurance policy, our lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy and we are paid a claim equal to the insured value of the life insurance policy serving as collateral underlying the loan. Following the payment of the insurance claim, we have no further economic or beneficial interest in the policy.

•   If the loan is not insured, we seek to sell the life insurance policy in the secondary market. With the net proceeds from our recently completed initial public offering, we have the option to retain for investment a number of the policies relinquished to us upon a default. When we retain for investment life insurance policies relinquished to us upon default, we will receive the death benefit of the policy upon the death of the insured as long as we continue to pay the premiums required to keep the policy in force and the policy is not contested.

Underwriting Procedures

We consider and analyze a variety of factors in evaluating each potential premium financing transaction. Our underwriting procedures require that the policyholder provide documentation confirming that the policyholder has a bona fide insurable interest in the life of the insured. We will not finance premiums for a policyholder if we determine that the policyholder has been paid or promised an inducement at any time. Since June 2008, our guidelines have required that every borrower have an existing, in-force, life insurance policy and provide proof of at least one prior premium payment from their own funds prior to our funding of a loan. With respect to our premium finance transactions in which we loan money for premiums previously paid by the policyholder, we do not fund loans with proceeds to the policyholder that are in excess of the premiums previously paid and future premiums due on the policy. Typically, 15-20% of the principal balance of the loan is for premiums already paid by the policyholder and 80-85% is for future premiums. Each applicant is required to sign an unconditional personal guaranty as to various matters related to the funding of the loan, including as to the accuracy of the information provided in the life insurance policy application, as further support for our underwriting procedures, including our assessment of whether the applicant is engaged in a STOLI (“stranger originated life insurance”) transaction. In the event of a default under the guaranty, the guarantor guarantees the payment of all outstanding principal and accrued and unpaid interest under the premium finance loan, any early termination fees, costs and expenses payable (including, but not limited to, reasonable attorneys’ fees) as well as any and all costs and expenses to enforce the guaranty (including, but not limited to, reasonable attorneys’ fees). To date, we have never collected on a personal guaranty. Our premium finance legal group reviews every application and assess the validity of the applicant’s insurable interest in the life of the insured before a loan is funded. We believe our business practices are designed to minimize the risk of our financing any STOLI policy.

Our underwriting procedures require that we use third-party medical underwriters to evaluate the medical condition and life expectancy of each insured. We only enter into transactions which meet certain credit and financial standards, including concentration limits for carrier credit, medical impairment and expected mortality. We use medical reviews from third-party medical underwriters and then we select a conservative view of the insured’s health — the healthiest outlook. These procedures reduce our risk that the insured’s life span is longer than expected.

Since our inception in December 2006, we have received over 24,000 life expectancy evaluations. These evaluations have provided us with an extensive exposure to each of the major life expectancy underwriters. Using those evaluations for comparative analysis, we assess which underwriters are generally the most conservative and which are most aggressive, and what biases each underwriter employs in their analysis. In our experience, certain underwriters trend more conservatively for certain sexes, some more for certain ages, and different underwriters have different levels of risk assigned to different medical conditions. We record this data for every underwriting evaluation we receive. We identify not only underwriter biases and sensitivities, strengths and weaknesses but also trends over time, which allows us to better identify the fair value of life insurance policies using our proprietary models.

We review potential premium finance transactions for the creditworthiness and ratings of each insurance carrier. In addition to our internal review of the creditworthiness of an insurance carrier, our general guideline for approval of an insurance carrier is a rating of at least “A+” by Standard & Poor’s, at least “A3” by Moody’s, at least “A” by A.M. Best Company or at least “A+” by Fitch. The issuing insurance carrier’s claims paying ability generally must satisfy the applicable ratings of at least two of the foregoing rating agencies as a condition to our funding a premium finance loan. However, based upon our own credit determination, we may provide financing for life insurance policies issued by domestic insurers that are unrated but have a highly-rated parent or affiliate as well as unrated foreign insurers. As of the date of this Annual Report on Form 10-K, we have not experienced any insurer default.

Servicing

Our servicing department administers all necessary premium payments, loan satisfaction and policy relinquishment processes. They maintain contact with insureds, trustees and referring agents or brokers to obtain current information on policy status. Our servicing department also updates the medical histories of insureds. They request updated medical records from physicians and also contact each insured to obtain updated health information. During the term of a loan, when our servicing department learns of a material health impairment, key personnel in our sales team and management are alerted and our records are updated accordingly.

With respect to the administration of the policy relinquishment processes, our servicing department sends notices approximately sixty and thirty days prior to the loan maturity date alerting the borrower that the loan is maturing. In the event of a default, our servicing department will send an agreement to the borrower and its beneficiaries requesting that they agree to relinquish ownership of the policy and all interests therein to us in exchange for a release of the obligation to pay amounts due. If the loan goes into default, we ask the borrower to liquidate the policy. To assist a borrower with its liquidation of a policy, we will introduce the borrower to potential buyers as well as to life settlement brokers. We receive no commission or fee for these introductions or any sale of the policy by the borrower. The liquidation proceeds are used to pay off our loan, including accrued interest and origination fees, and the balance is retained by the borrower. If the liquidation proceeds of a policy are less than the amount to pay off the loan, the borrower seeks our consent in order to liquidate the policy. We may either approve the sale of the policy for less than the amount due on the loan or may decide to take control of the policy. If the loan is covered by lender protection insurance, then the lender protection insurer, rather than us, must consent to the liquidation of the policy if the liquidation proceeds are going to be less than the loan’s insured value. If we are unable to come to an agreement with the borrower regarding the relinquishment of the policy, we may enforce our security interests in the beneficial interests in the trust that owns the policy pursuant to which we can exercise control over the trust holding the policy in order to direct disposition of the policy.

Our Proprietary Systems and Processes

We have developed proprietary systems and processes that allow us to, among other things:

•	Store all of our data electronically, including policy information, premium schedules, past mortality experience, underwriting information, mortality probabilities and other data;

•	Use our electronic data to generate financial models and analysis for an individual or group of life insurance policies;

•	Create internal and external reports of our underwriting and policy valuation;

•	Perform a comparative analysis of life insurance products based on a particular insured’s age, gender, health information and life expectancy; and

•	Identify the fair value of the life insurance policies that underlie our premium finance loans.

We use a customized application service provider to capture data and manage process flow that is frequently updated by the vendor and avoids the restraints of legacy systems. This system captures all the information necessary to manage, document, report and analyze the sales, underwriting, compliance, funding and servicing components of the premium finance business without the need for a large information technology staff. Compliance reviews have been implemented into our system enabling us to quickly verify the compliance status of every transaction we process.

There are numerous insurance companies that meet our ratings guidelines that offer life insurance to high net worth seniors. Each of these companies offers a variety of different life insurance policies with different features and limitations for the insured. New policy types are introduced regularly and existing policy types are modified for new applicants. We have developed proprietary models to assist us in analyzing the fair value of a life insurance policy. In order to determine which policies we believe are the most valuable, we analyze the legal and financial terms of each policy and product type, as well as the health, sex and age of the insured. Based on these and other inputs, we calculate loan balances, policy values and summaries of the cash flows and yields of a potential transaction. Furthermore, we are able to run these models based on life expectancies from a number of different medical underwriters, which allows us to determine the collateral value we believe exists in a policy. Furthermore, the life expectancy evaluations we receive allow us to assess which underwriters are generally the most conservative and which are most aggressive, as well as the biases each underwriter employs in their analysis. These models allow us to evaluate and immediately rank and score the policies based on value and volatility, which, in turn, allows us to determine which premium finance transactions provide us with the best value.

Our proprietary models also allow us to enter data to produce the minimum premium schedule that is required to keep the death benefit in force year-over-year until policy maturity. This minimizes the cash outflows required to pay premiums on a policy. Our premium optimizer model takes into account the complex aspects of the individual product structure, such as no-lapse guarantees, policy endorsements, sub-accounts and shadow accounts.

Structured Settlements Business

Overview

Structured settlements refer to a contract between a plaintiff and defendant whereby the plaintiff agrees to settle a lawsuit (usually a personal injury, product liability or medical malpractice claim) in exchange for periodic payments over time. A defendant’s payment obligation with respect to a structured settlement is usually assumed by a casualty insurance company. This payment obligation is then satisfied by the casualty insurer through the purchase of an annuity from a highly rated life insurance company, which provides a high credit quality stream of payments to the plaintiff.

Recipients of structured settlements are permitted to sell their deferred payment streams to a structured settlement purchaser pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval. Through such sales, we purchase a certain number of fixed, scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment, thereby serving the liquidity needs of structured settlement holders.

We use national television marketing to generate in-bound telephone and internet inquiries. As of December 31, 2010, we had a database of over 30,000 structured settlement leads. We believe our database provides a strong pipeline of purchasing opportunities. As our database has grown and we have completed more transactions, the average marketing cost per structured settlement transaction, which is one of our key expense metrics, has decreased.

Our structured settlements purchasing team is trained to work with a prospective client to review the transaction documentation and to assess a client’s needs. Our underwriting group is responsible for reviewing all proposed purchases and performing a detailed analysis of the associated documentation. We have also developed a cost-effective nationwide network of law firms to represent us in the required court approval process for structured settlements. Historically, the average cycle time starting from submission of the paper work to funding the transaction was 69 days. This cycle includes the evaluation and structuring of the transaction, an economic review, pricing and coordination of the court process. Our underwriting procedures and process timeline for structured settlement transactions are described below.

Marketing

We do not believe that there are any readily available lists of holders of structured settlements, which makes brand awareness critical to growing market share. We have a primary target market consisting of individuals 18 to 49 years of age with middle class income or lower.

Our primary marketing medium, which has been developed and refined by our experienced management team, is nationwide direct response television marketing to solicit inbound calls to our call center. Our direct response television campaign consists of nationally placed 15 or 30 second commercials that air during our call center hours on several syndicated and cable networks. Each advertisement campaign is assigned a unique toll free number so we can track the effectiveness of each marketing slot. Typically, we experience a high volume of calls immediately after we air a television advertisement. Therefore, we attempt to space our advertisements to maintain a steady stream of inbound calls that our purchasing team is able to process. In addition to our direct response television campaign, we buy marketing on Internet search engines such as Google and Yahoo. These advertisements produce leads with contact information that are quickly routed to our purchasing staff for follow-up. We also send letters monthly to most of the leads in our database containing information about us and our services.

We use our software to efficiently capture all inbound calls. We have built a proprietary database of clients and prospective clients. As of December 31, 2010, we had a database of over 30,000 structured settlement leads. Since inception, we have purchased a total of 229 structured settlements from existing customers in repeat transactions. The percentage of repeat transactions has grown from 5% in the three months ended March 31, 2008 to 31% in the three months ended December 31, 2010. Therefore, we believe our database provides us with a strong pipeline of potential purchasing opportunities with low incremental acquisition cost. When our call center staff is not answering inbound calls, they call contacts in the database to generate business. As our database and pool of customers grow, we expect to complete more transactions and our cost of marketing per transaction should decrease. We have made a significant investment to obtain the information for our database and believe it would be time-consuming and expensive for a competitor to replicate.

The following table shows the number of transactions we have completed and our average marketing cost per transaction (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Number of transactions originated	565	396	276
Average marketing cost per transaction	$9.0	$11.3	$19.2

We believe this cost per transaction will continue to trend down over time. Additionally, our transactions with repeat customers are more profitable than with new customers due to the reduction in transaction costs. As our database grows, it provides more purchasing opportunities. The following table shows the number and percentage of our total structured settlement transactions completed with repeat customers for the three-month periods indicated:

	Three Months Ended
	May 31,	June 30,	Sep 30,	Dec 31,	Mar 31,	June 30,	Sep 30,	Dec 31,	Mar 31,	June 30,	Sep 30,	Dec 31,
	2008	2008	2008	2008	2009	2009	2009	2009	2010	2010	2010	2010

Number of transactions with repeat customers	2	4	5	12	10	12	10	20	24	25	49	56
Percentage of total transactions	5%	7%	7%	11%	13%	13%	10%	17%	22%	18%	34%	31%

As we grow our experienced sales staff, we intend to air more television advertisements to increase our volume of inbound calls. We believe that there are a substantial number of broadcasts viewed by our primary target market, which presents an opportunity to expand our marketing efforts. We also plan to expand our Internet marketing.

Funding

We believe that we have various funding options for the purchase of structured settlements.

•	Strategic sale. We have sold pools of structured settlements we acquired in the past. In September 2010, we entered into an arrangement to provide us up to $50 million to finance the purchase of structured settlements. We also have other parties to whom we have sold structured settlement assets in the past and to whom we believe we can sell such assets in the future.

•	Balance sheet. We may purchase structured settlements and we may hold them for investment, servicing the asset and collecting the periodic payments or we may finance such assets through our $50 million arrangement described above. Although we have not used debt financing to fund the cost of acquisition of structured settlements, we will continue to evaluate alternative financing arrangements such as a warehouse line of credit.

Sources of Revenue

During the year ended December 31, 2010 and the year ended December 31, 2009, 12.4% and 4.1%, respectively, of our revenue was generated from our structured settlement segment. Most of our revenue from structured settlements currently is earned from the sale of structured settlements that we originate. When we sell assets, the revenue consists of the difference between the sale proceeds and our purchase price. If we retain structured settlements on our balance sheet, we earn interest income over the life of the asset based on the discount rate used to determine the purchase price. During the year ended December 31, 2010 and December 31, 2009, 95.2% and 67.7%, respectively, of our revenue from our structured settlement segment was generated from the sale of structured settlements and mark-to-market adjustments and 3.5% and 30.6%, respectively, was generated from interest income. The following table shows the number of transactions we have originated, the face value of undiscounted future payments purchased, the weighted average purchase discount rate, the number of transactions sold and the weighted average discount rate at which the assets were sold (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Number of transactions originated	565	396	276
Face value of undiscounted future payments purchased	$47,207	$28,877	$18,295
Weighted average purchase discount rate	19.4%	16.3%	12.0%
Number of transactions sold	630	439	226
Weighted average sale discount rate	8.9%	11.5%	10.8%

The discount rate at which we acquire structured settlements payment has increased from 2007 to 2010. As our purchasing team gains experience, we are able to improve duration and yield objectives. Furthermore, as we complete more transactions with repeat customers who are familiar with members of our purchasing team, these transactions are driven more by relationship than price.

Underwriting Procedures, Transaction Timeline and Process

Our underwriting team is responsible for reviewing all proposed structured settlement transactions and performing a detailed analysis of the transaction documentation. The team identifies any statutory requirements, as well as any issues that could affect the structured settlement receivables, such as liens, judgments or bankruptcy filings. The team confirms the existence and value of the structured settlement receivables, that the purchase conform to our established internal credit guidelines, that all applicable statutory requirements are complied with and confirms that the asset is free from encumbrances. In addition, the underwriting team administers the transaction from the creation of the transaction documentation through the court approval process, and then approves a transaction for funding.

Each structured settlement transaction requires a court order approving the transaction. The individual court hearings are administered by a team of outside attorneys that we have selected and developed relationships with. Outside counsel are able to access our origination systems via a secure portal to update records, creating process efficiencies.

As of December 31, 2010, our typical structured settlement transaction was completed in an average of 69 days from the date of initial contact by the client. The following events would occur during such 69 day period:

•	The individual who has a structured settlement contacts us seeking a lump-sum payment based on the settlement.

•	After analyzing the settlement structure, we offer to provide a lump-sum amount to the individual in exchange for a set number of payments.

•	We complete our underwriting process. Upon satisfactory review, our counsel secures a court date and notifies interested parties, including any beneficiaries, owners and issuers of the pending transaction.

•	A court hearing is held and the judge approves or denies the motion to sell and assign to us the agreed-upon portion of the individual’s structured settlement.

•	Final review of the court-approved transaction takes place and we fund the payment to the individual.

Our Competitive Strengths

We believe our competitive strengths are:

•	Complementary mix of business lines. Unlike many of our competitors who are focused on either structured settlements or premium financings, we operate in both lines of business. This diversification provides us with a complementary mix of business lines as the revenues generated by our structured settlement business are generally short-term cash receipts in comparison to the revenue from our premium financing business which is collected over a longer period.

•	Scalable and cost-effective infrastructure. We have created an efficient, cost-effective, scalable infrastructure that complements our businesses. We have developed proprietary systems and models that allow for cost-effective review of both premium finance and structured settlement transactions that utilize our underwriting standards and guidelines. Our systems allow us to efficiently process transactions while maintaining our underwriting standards. As a result of our investments in our infrastructure, we have developed a structured settlement business model that we believe has significant scalability to permit our structured settlement business to continue to grow efficiently.

•	Barriers to entry. We believe that there are significant barriers to entry into the premium financing and structured settlement businesses. With respect to premium finance, obtaining the requisite state licenses and developing a network of referring agents is time intensive and expensive. With respect to structured settlements, the various state regulations require special knowledge as well as a network of attorneys experienced in obtaining court approval of these transactions. Our management and key personnel from our premium finance and structured settlement businesses are experienced in these specialized businesses and, in many cases, have more than half a decade of experience working together at Imperial and at prior employers. Our management team has significant experience operating in this highly regulated industry.

•	Strength and financial commitment of management team with proven track record. Our senior management team is experienced in the premium finance and structured settlement industries. In the mid-1990s, several members of our management team worked together at Singer Asset Finance, where they were early entrants in structured settlement asset classes. After Singer was acquired in 1997 by Enhance Financial Services Group Inc., several members of our senior management team joined Peach Holdings, Inc. At Peach Holdings, they held senior positions, including Chief Operating Officer, Head of Life Finance and Head of Structured Settlements. In addition, Antony Mitchell, our chief executive officer, and Jonathan Neuman, our president and chief operating officer, each have invested a significant amount of their own capital in our company. This financial commitment aligns the interests of our principal executive officers with those of our shareholders.

Business Strategy

Guided by our experienced management team, with the net proceeds from our recently completed initial public offering, we intend to pursue the following strategies in order to increase our revenues and generate net profits:

•	Reduce or eliminate the use of debt financing in our premium finance business. The capital generated by our recently completed initial public offering enables us to fund our premium finance loans and provides us with the option to retain our investments in life insurance policies that we acquire upon relinquishment by our borrowers without the need for additional debt financing. In contrast to our prior leveraged business model that made us reliant on third-party financing that was often unavailable or expensive, we will use equity capital from our recently completed initial public offering to engage in premium finance transactions at profit margins significantly greater than what we have historically experienced. In the future, we will consider debt financing for our premium finance transactions and structured settlement purchases only if such financing is available on attractive terms.

•	Eliminate the use of lender protection insurance. With the proceeds of our recently completed initial public offering, we no longer require debt financing and lender protection insurance for new premium finance business. As a result, we expect to experience considerable cost savings, and in addition expect to be able to originate more premium finance loans because we will not be subject to coverage limitations imposed by our lender protection insurer that have reduced the number of loans that we can originate.

•	Continue to develop structured settlement database. We intend to increase our marketing budget and grow our sales staff in order to increase the number of leads in our structured settlement database and to originate more structured settlement transactions. As our database of structured settlements grows, we expect that our sales staff will be able to increase our transaction volume due in part to repeat transactions from our existing customers.

Regulation

Premium Financing Transactions

The making, enforcement and collection of premium finance loans is subject to extensive regulation. These regulations vary widely, but often:

•	require that premium finance lenders be licensed by the applicable jurisdiction;

•	require certain disclosures to insureds;

•	regulate the amount of late fees and finance charges that may be charged if a borrower is delinquent on its payments; or

•	allow imposition of potentially significant penalties on lenders for violations of that jurisdiction’s insurance premium finance laws.

Furthermore, the enforcement and collection of premium finance loans may be directly or indirectly affected by the laws and regulations applicable to the life insurance policies that collateralize the premium finance loans. We are also subject to various state and federal regulations governing lending, including usury laws. In addition, our premium financing programs must comply with insurable interest, usury, life settlement, life finance, rebating, or other insurance and consumer protection laws.

The sale and solicitation of life insurance is highly regulated by the laws and regulations of individual states and other applicable jurisdictions. The purchase of a policy directly from a policy owner, which is referred to as a life settlement, is a business we are currently able to conduct in 36 states; however, as of December 31, 2010, we have not engaged in the business of purchasing policies directly from policy owners. Regulation of life settlements (life insurance policies) is done on a state-by-state basis. We currently maintain licenses to transact life settlements (life insurance policies) in 24 of the 38 states that currently require a license. A majority of the state laws and regulations concerning life settlements (life insurance policies) are based on the Model Act and Model Regulation adopted by the National Association of Insurance Commissioners (NAIC) and the Model Act adopted by the National Conference of Insurance Legislators (NCOIL). The NAIC and NCOIL models include provisions which relate to: (i) provider and broker licensing requirements; (ii) reporting requirements; (iii) required contract provisions and disclosures; (iv) privacy requirements; (v) fraud prevention measures such as STOLI; (vi) criminal and civil remedies; (vii) marketing requirements; (viii) the time period in which policies cannot be sold in life settlement transactions; and (viii) other rules governing the relationship between policy owners, insured persons, insurer, and others.

Traditionally, the U.S. federal government has not directly regulated the insurance business. Congress recently passed and the President signed into law the Dodd-Frank Act, providing for the enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability of the U.S. economy. Under the Dodd-Frank Act, the Federal Insurance Office will be established within the U.S. Treasury Department to monitor all aspects of the insurance industry. The director of the Federal Insurance Office will have the ability to recommend that an insurance company or insurance holding company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to the financial stability of the U.S. economy. Notwithstanding the creation of the Federal Insurance Office, the Dodd-Frank Act provides that state insurance regulators will remain the primary regulatory authority over insurance and expressly withholds from the Federal Insurance Office and the U.S. Treasury Department general supervisory or regulatory authority over the business of insurance.

Structured Settlements

Each structured settlement transaction requires a court order approving the transaction. These “transfer petitions,” as they are known, are brought pursuant to specific, state structured settlement protection acts (SSPAs). These SSPAs vary somewhat but generally require (i) that the seller receive detailed disclosure statements regarding all key transaction terms; (ii) a three to ten day “cooling-off period” before which the seller cannot sign an agreement to sell their structured settlement payments; and (iii) a requirement that the entire transaction be reviewed and approved by a state court judge. The parties to the transaction must satisfy the court that the proposed transfer is in the best interests of the seller, taking into consideration the welfare and support of his dependants. Once an order approving the sale is issued, the payments from the annuity provider are made directly to the purchaser of the structured settlement pursuant to the terms of the order.

The National Association of Settlement Purchasers and the National Structured Settlements Trade Association are the principal structured settlement trade organizations which have developed and promoted model legislation regarding transfers of settlements, referred to as the Structured Settlement Model Act. While most SSPAs are similar to the Structured Settlement Model Act, any SSPA may place fewer or additional affirmative obligations (such as notice or additional disclosure requirements) on the purchaser, require more extensive or less extensive findings on the part of the court issuing the transfer order, contain additional prohibitions on the actions of the purchaser or the provisions of a settlement purchase agreement, have different effective dates, require shorter or longer notice periods and otherwise vary in substance from the Model Act.

Competition

Premium Finance

The market for premium finance is very competitive. A policyholder has a number of ways to pay insurance premiums which include using available cash, borrowing from traditional lenders such as banks, credit unions and finance companies, as well as more specialized premium finance companies like us. Competition among premium finance companies is based upon many factors, including price, valuation of the underlying insurance policy, underwriting practices, marketing and referrals. Our principal competitors within the premium finance industry are CMS, Inc., Insurative Premium Finance Ltd. and Madison One as well as smaller, less well known companies. Life settlement companies that compete with our premium finance business by providing liquidity to policyholders through the sale of life insurance policies include Coventry First LLC, Life Partners Holdings, Inc. and ViaSource Funding Group, LLC, as well as smaller, less well known companies. It is possible that a number of our competitors may be substantially larger and may have greater market share and capital resources than we have.

Structured Settlements

There are a number of competitors in the structured settlement market. Competition in the structured settlement market is primarily based upon marketing, referrals and quality of customer service. Based on our industry knowledge, we believe that we are one of the larger acquirers of structured settlements in the United States. Our main competitors are J.G. Wentworth & Company, Inc., Peachtree Settlement Funding, Novation Capital LLC (a subsidiary of Encore Financial Services), Settlement Capital and Stone Street Capital.

Pre-Settlement Funding Business

As a result of our marketing for structured settlements, we receive a number of inquiries from plaintiffs, whose cases have not yet settled or otherwise been disposed of, seeking pre-settlement funding. Pre-settlement funding provides personal injury plaintiffs with a payment in exchange for an assignment of a portion of the proceeds of their pending case. Accident victims often are unable to work for a prolonged period of time and therefore incur high expenses which they find difficult to meet. As a result, accident victims often look to obtain prompt settlements. The pre-settlement funding payment provides a victim and their attorney with the flexibility to continue litigating a case by satisfying the victim’s immediate need for funds.

In May 2010, we entered an agreement with Plaintiff Funding Holding, Inc., doing business under the name LawCash. Pursuant to this agreement, we are required to exclusively forward all pre-settlement leads to LawCash, which will screen leads, provide underwriting, funding, servicing and collection services. At funding for a transaction generated from one of our leads, we receive commission of 5% of the actual funded amount. Upon repayment by the plaintiff, we receive 25% of the net profit, which is the difference between (a) the funding advance and LawCash’s costs and (b) the payoff amount, from LawCash. The typical transaction size is approximately $2,500. The agreement with LawCash is terminable by either party for convenience upon 30 days’ prior written notice. To date the Company hasn’t recognized any significant revenue from this agreement.

Employees

As of December 31, 2010, we had 131 employees. None of our employees is subject to any collective bargaining agreement. We believe that our employee relations are good.

Item 1A.	Risk Factors

Risk Factor Relating to Capital Markets

Difficult conditions in the credit and equity markets have adversely affected and may continue to adversely affect the growth of our business, our financial condition and results of operations.

Beginning in 2007, the United States’ capital markets experienced extensive distress and dislocation due to the global economic downturn and credit crisis. As a result of this dislocation in the capital markets, our borrowing costs increased dramatically in our premium finance business, and we were unable to access traditional sources of capital to finance the acquisition and sale of structured settlements. At certain points, we were unable to obtain any debt financing. Furthermore, such market conditions forced us to obtain lender protection insurance for our premium finance loans. The cost of this insurance, together with our credit facility interest rate costs, has resulted in total average financing costs of approximately 27.0% per annum of the principal balance of the loans as of December 31, 2010. Our ability to grow depends, in part, on our ability to increase transaction volume in each of our businesses, while successfully managing our growth, and on our ability to access sufficient capital or enter into financing arrangements on favorable terms. With the net proceeds from our recently completed initial public offering, we expect to rely on equity financing and our existing debt financing arrangements to fund our business going forward. However, should additional financing be needed in the future, continued or future dislocations in the capital markets may adversely affect our ability to obtain debt or equity financing. In addition, the future availability of lender protection insurance may affect our ability to obtain debt financing for our premium finance business should additional debt financing be needed. Our provider of lender protection insurance ceased providing us with lender protection insurance on December 31, 2010. This decision by our provider of lender protection insurance only addresses future loans and does not impact our existing premium finance loans. Lender protection insurance on our existing loans will continue for the life of such loans. If we are unable to access sufficient capital or enter into financing arrangements on favorable terms in the future, the growth of our business, our financial condition and results of operations may be materially adversely affected.

Risk Factors Related to Premium Finance Transactions

Uncertainty in valuing the life insurance policies collateralizing our premium finance loans can affect the fair value of the collateral and if the fair value of the collateral decreases, we will incur losses if the fair value of the collateral is less than the carrying value of the loan.

We evaluate all of our premium finance loans for impairment, on a monthly basis, based on the fair value of the underlying life insurance policies, as the collectability is primarily dependent on the fair value of the policy serving as collateral. For loans without lender protection insurance, the fair value of the policy is determined using our valuation model, which is a Level 3 fair value measurement. See “Management’s Discussion and Analysis — Critical Accounting Policies — Fair Value Measurement Guidance.” For loans with lender protection insurance, the insured value is also considered when determining the fair value of the life insurance policy. The lender protection insurer limits the amount of coverage to an amount equal to or less than its determination of the value of the life insurance policy underlying our premium finance loan based on the lender protection insurer’s own models and assumptions. For all loans, the amount of impairment, if any, is calculated as the difference in the fair value of the life insurance policy and the carrying value of the loan. As used throughout this Annual Report on Form 10-K, references to “carrying value of the loan” refer to the loan principal balance, accrued interest and accreted origination fees excluding any impairment valuation adjustment. A loan impairment valuation is established as losses on our loans are estimated and charged to the provision for losses on loans receivable, and the provision is charged to earnings. Once established, the loan impairment valuation cannot be reversed to earnings.

In the ordinary course of business, a large portion of our borrowers may default by not paying off the loan and relinquish beneficial ownership of the life insurance policy to us in exchange for our release of the underlying loan. When this occurs, we record the investment in the policy at fair value. At the end of each reporting period, we re-value the life insurance policies we own. If the calculation results in an adjustment to the fair value of the policy, we record this as a change in fair value of our investment in life insurance policies.

This evaluation of the fair value of life insurance policies is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Using our valuation model, we determine the fair value of life insurance policies using a discounted cash flow basis, incorporating current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk margin an investor in the policy would require. To determine the life expectancy of an insured, we utilize medical reviews from third-party medical underwriters. The health of the insured is summarized by the medical underwriters into a life assessment which is based on the review of historical and current medical records. The medical underwriter assesses the characteristics and health risks of the insured in order to quantify the health into a mortality rating that represents their life expectancy. The probability of mortality for an insured is then calculated by applying the life expectancy estimate to an actuarial table.

Insurable interest concerns regarding a life insurance policy can also adversely impact its fair value. A claim or the perceived potential for a claim for rescission by an insurance company or by persons with an insurable interest in the insured of a portion of or all of the policy death benefit can negatively impact the fair value of a life insurance policy.

If the calculation of fair value results in a decrease in value, we record this reduction as a loss. As and when loan impairment valuations are established due to the decline in the fair value of the policies collateralizing our loans, our net income will be reduced by the amount of such impairment valuations in the period in which the valuations are established, and as a result our business, financial condition and results of operations may be materially adversely affected.

Our success in operating our premium finance business will be dependent upon using equity financing rather than debt financing and lender protection insurance, and making accurate assumptions about life expectancies so that we may maintain adequate cash balances to pay premiums.

With the net proceeds of our recently completed initial public offering, we will fund our new premium finance business with equity financing instead of relying on debt financing and lender protection insurance. Without lender protection insurance on our loans, we have the option to retain a number of life insurance policies that we expect borrowers will relinquish to us in the event of default, instead of taking the direction of our lender protection insurer with respect to the disposition of such life insurance policies. If we retain a life insurance policy, we will be responsible for paying all premiums necessary to keep the policy in force. Therefore, our cash flows and the required amount of our cash reserves to pay premiums will become dependent on our assumptions about life expectancies being accurate. By using cash reserves to pay premiums for retained life insurance policies, we will have less cash available for making new premium finance loans as well as less cash available for other business purposes. Adverse changes in fair value of retained life insurance policies will negatively impact our financial statements.

Life expectancies are estimates of the expected longevity or mortality of an insured and are inherently uncertain. A life expectancy obtained on an insured for a life insurance policy may not be predictive of the future longevity or mortality of the insured. Inaccurate forecasting of an insured’s life expectancy could result from, among other things: (i) advances in medical treatment (e.g., new cancer treatments) resulting in deaths occurring later than forecasted; (ii) inaccurate diagnosis or prognosis; (iii) changes to life style habits or the individual’s ability to fight disease, resulting in improved health; (iv) reliance on outdated or incomplete age or health information about the insured, or on information that is inaccurate (whether or not due to fraud or misrepresentation by the insured); or (v) improper or flawed methodology or assumptions in terms of modeling or crediting of medical conditions. In forecasting estimated life expectancies, we utilize third party medical underwriters to evaluate the medical condition and life expectancy of each insured. The firms that provide health assessments and life expectancy information may depend on, among other things, actuarial tables and model inputs for insureds and third-party information from independent physicians who, in turn, may not have personally performed a physical examination of any of the insureds and may have relied solely on reports provided to them by attending physicians with whom they were authorized to communicate. The accuracy of this information has not been and will not be independently verified by us or our service providers.

If these life expectancy valuations underestimate the longevity of the insureds, the actual maturity date of the life insurance policies may therefore be longer than projected. Consequently, we may not have sufficient reserves for payment of insurance premiums and we may allow the policies to lapse, resulting in a loss of our investment in those policies, or if we continue to fund premium payments, the time period within which we could expect to receive a return of our investment in such life insurance policies may be extended, either of which could have a material adverse effect on our business, financial condition and results of operation.

The premium finance business is highly regulated; changes in regulation could materially adversely affect our ability to conduct our business.

The making, enforcement and collection of premium finance loans is extensively regulated by the laws and regulations of many states and other applicable jurisdictions. These laws and regulations vary widely, but often:

•	require that premium finance lenders be licensed by the applicable jurisdiction;

•	require certain disclosure agreements and strictly govern the content thereof;

•	regulate the amount of late fees and finance charges that may be charged if a borrower is delinquent on its payments; and/or

•	allow imposition of potentially significant penalties on lenders for violations of such jurisdiction’s applicable insurance premium finance laws.

In addition, our premium finance transactions are subject to state usury laws, which limit the interest rate that can be charged. While we attempt to structure these transactions to avoid being deemed in violation of usury laws, we cannot assure you that we will be successful in doing so. Loans found to be at usurious interest rates may be voided, which would mean the loss of our principal and interest.

To the extent that more restrictive regulations or more stringent interpretations of existing regulations are adopted in the future, the future costs of compliance with such changes in regulations could be significant and our ability to conduct our business may be materially adversely affected. There is additional regulatory risk with respect to the acquisition of a life insurance policy in the event of a payment default when we are otherwise unable to sell the policy collateralizing our premium finance loan. For example, if a state insurance regulator were to take the position that our premium finance loans or the acquisition of life insurance policies serving as collateral for such loans should be characterized as life settlement transactions subject to applicable regulations, we could be issued a cease and desist order effectively requiring us to suspend premium finance transactions for an indefinite period, and be subject to fines and other penalties.

Our success in our premium finance business depends on maintaining relationships within our referral networks.

We rely primarily upon agents and brokers to refer potential premium finance customers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the referring agents and brokers and they are free to do business with our competitors. Our ability to build and maintain relationships with our agents and brokers depends upon the amount of agency fees we charge and the value of the services we provide. For the year ended December 31, 2010, our top ten agents and brokers referred to us approximately 31.02% and 50.13%, respectively, of our premium finance business, based upon the loan maturity balances of the loans originated during such period. The loss of any of our top-referring agents and brokers could have a material adverse effect on our business, financial condition and results of operations.

If a regulator or court decides that trusts that are formed to own many of the life insurance policies that serve as collateral for our premium finance loans do not have an insurable interest in the life of the insured, such determination could have a material adverse effect on our business, financial condition and results of operations.

All states require that the initial purchaser of a new life insurance policy insuring the life of an individual have an insurable interest in such individual’s life at the time of original issuance of the policy. Whether an insurable interest exists in the context of the purchase of a life insurance policy is critical because, in the absence of a valid insurable interest, life insurance policies are unenforceable under most states’ laws. Where a life insurance policy has been issued to a policyholder without an insurable interest in the life of the individual who is insured, the life insurance company may be able to void or rescind the policy, but must repay to the owner of the policy all premium payments, usually without interest. Even if the insurance company cannot void or rescind the policy, however, the insurable interest laws of a number of states provide that persons with an insurable interest on the life of the insured may have the right to recover a portion or all of the death benefit payable under a policy from a person who has no insurable interest on the life of the insured. These claims can generally only be brought if the policy was originally issued to a person without an insurable interest in the life of the insured. However, some states may require that this insurable interest not only exist at the time that a life insurance policy was issued, but also at any later time that the policy is transferred.

Generally, there are two forms of insurable interests in the life of an individual, familial and financial. Additionally, an individual is deemed to have an insurable interest in his or her own life. It is also a common practice for an individual, as a grantor or settlor, to form an irrevocable trust to purchase and own a life insurance policy insuring the life of the grantor or settlor, where the beneficiaries of the trust are persons who themselves, by virtue of certain familial relationships with the grantor or settlor, also have an insurable interest in the life of the insured. In the event of a payment default on our premium finance loans when we are otherwise unable to sell the underlying policy, we will acquire life insurance policies owned by trusts (or the beneficial interests in the trust itself) that we believe had an insurable interest in the life of the related insureds. However, a state insurance regulatory authority or a court may determine that the trust or policy owner does not have an insurable interest in the life of the insured. Any such determination could result in our being unable to receive the proceeds of the life insurance policy, which could lead to a total loss of all amounts loaned in the premium finance transaction or a total loss on our investment in life settlements. Any such loss or losses could have a material adverse effect on our business, financial condition and results of operations.

Premium finance loan originations are susceptible to practices which can invalidate the underlying life insurance policy and subject us to material fines or license suspension or revocation.

Many states in which we do business have laws which define and prohibit stranger-originated life insurance (“STOLI”) practices, which in general involve the issuance of life insurance policies as part of or in connection with a practice or plan to initiate life insurance policies for the benefit of a third party investor who, at the time of the policy issuance, lacked a valid insurable interest in the life of the insured. Most of these statutes expressly provide that premium finance loans that only advance life insurance premiums and certain permissible expenses are not STOLI practices or transactions. Under these statutes, a premium finance loan, as well as any life insurance policy collateralizing such loan, must meet certain criteria or such policy can be invalidated, or deemed unenforceable, in its entirety. We cannot control whether a state regulator or borrower will assert that any of our loans should be treated as STOLI transactions or that the loans do not meet the criteria required under the statutes.

The legality and merit of “investor-initiated” life insurance products have also been questioned by members of the industry, certain life insurance providers and certain regulators.

The premium finance industry has been tainted by lawsuits based on allegations of fraud and misconduct. These lawsuits involve allegations of fraud, breaches of fiduciary duty and other misconduct by industry participants. Some of these cases are brought by life insurance companies attacking the original issuance of the policies on insurable interest and fraud grounds. Notwithstanding the litigation in this industry, there is a lack of judicial certainty in the legal standards used to determine the validity of insurable interest supporting a life insurance policy or the existence of STOLI practices. Lawsuits sometimes focus on transfers of equity interests of the policyholder (e.g., beneficial interests of an irrevocable trust holding a policy) that occur very shortly after or contemporaneously with the issuance of the policy or arrangements whereby the premium finance lender, the life insurance agent and the insured agree to transfer the policy to the premium finance lender or another third party shortly after the policy issuance or the “contestability period.” The “contestability period” is a period of time, usually two years, after which the policy cannot be contested by the issuing life insurance company under the terms of the policy other than for the nonpayment of premiums. Some states have adopted exceptions to such limitation for fraud or other similar malfeasance by the policyholder.

While our loan underwriting guidelines are designed to lessen the risks of our participation in STOLI or other business that originates life insurance policies not supported by a valid insurable interest, a regulator’s or carrier’s assertion to the contrary and subsequent successful enforcement could have a material adverse effect on the fair value of the policies collateralizing our premium finance loans and our ability to originate business going forward. In particular, the closer the origination date of a premium finance loan transaction is to the life insurance policy issuance date, there is increasing risk that a life insurance policy may be subject to contest or rescission on the basis that such policy was issued on the basis of a misrepresentation regarding premium financing, as part of STOLI practices or was not supported by a valid insurable interest. As of December 31, 2010, 11.4%, 57.1%, 82.6%,96.5%, and 99.1%, respectively, of our premium finance loans outstanding were originated within one month, three months, six months, one year and two years, respectively, of the issuance of the underlying life insurance policy. Regulatory, legislative or judicial changes in these areas could materially and adversely affect our ability to participate in the premium finance business and could significantly increase the costs of compliance, resulting in lower revenue or a complete cessation of our premium finance business. In addition, in this arena, regulatory action for statutory or regulatory infractions could involve fines or license suspension or revocation. We may be unable to obtain or maintain the licenses necessary for us to conduct our premium finance business.

The life insurance policies that we own or that secure our premium finance loans may be subject to contest, rescission and/or non-cooperation by the issuing life insurance company, which may have a material adverse effect on our business, financial condition and results of operations.

Our premium finance loans are secured by the underlying life insurance policy. If the underlying policy is subject to contest or rescission, the fair value of the collateral could be reduced to zero. Life insurance policies may generally be contested or rescinded by the issuing life insurance company within the contestability period and sometimes beyond the contestability period, depending on the grounds for rescission and applicable law. Misrepresentations, fraud, omissions or lack of insurable interest can, in some instances, form the basis of loss of right to payment under a life insurance policy for many years beyond the contestability period. Whether or not there exists a reasonable legal basis for a contest or rescission, it can result in a cloud on the title or collectability of the policy. Contestation can be based upon any material misrepresentation or omission made in the life insurance policy application, even if unintentional. Misleading or incomplete answers by the insured to any questions asked by the insurance carrier regarding the financing of premiums, the policyholder’s net worth or the insured’s health and medical history and condition as well as to any other questions on a life insurance policy application, can lead to claims that a material misrepresentation or omission was made and may give rise to the insurance carrier’s right to void, contest or rescind the policy. Lack of a valid insurable interest of the life insurance policy owner in the insured also may give rise to the insurance carrier’s right to void, contest or rescind the policy. Although we obtain representations and warranties from the insured, policyholders and referring agents, we may not know whether the applicants for any of our policies have made any material misrepresentations or omissions on the policy applications, or whether the policy owner has a valid insurable interest in the insured, and as such, the policies securing our loans are subject to the risk of contestability or rescission. In addition, some insurance carriers have contested policies as STOLI arrangements, specifically citing the existence of certain nonrecourse premium financing arrangements as a basis to challenge the validity of the policies used to collateralize the financing. A policy may be voided or rescinded by the insurance carrier if found to be a STOLI policy where a valid insurable interest did not exist in the insured at policy inception. From time to time, an insurance carrier has challenged the validity of a policy securing one of our premium finance loans, but the impact on our business from these challenges has not been significant to date. Future challenges to the policies that we own or hold as collateral for our premium finance loans may have a material adverse effect on our business, financial condition and results of operations.

If the insurance company successfully contests or rescinds a policy, the policy will be declared void, and in such event, the insurance company’s liability would be limited to a refund of all the insurance premiums paid for the policy without any accrued interest. While defending an action to contest or rescind a policy, premium payments may have to continue to be made to the life insurance company. Furthermore, a life insurance company may refuse to refund any of the premiums paid and seek to retain them as an offset to damages it claims to have suffered in connection with the issuance of the life insurance policy. Additionally, the issuing insurance company may refuse to cooperate with us by not providing information, processing notices and/or paperwork required to document the transaction. Hence, in the case of a contest or rescission, premiums paid to the carrier (including those paid during the pendency of a contest or rescission action) may not be refunded. If they are not, we may suffer a complete loss with respect to this portion of the loan amount which may adversely affect our business, financial condition and results of operations.

Premium financed life insurance policies are susceptible to a higher risk of fraud and misrepresentation in life insurance applications.

While fraud and misrepresentation by applicants and potential insureds in completing life insurance applications (especially with respect to the health and medical history and condition of the potential insured as well as the applicant’s net worth) exist generally in the life insurance industry, such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans. In particular, there is a significant risk that applicants and potential insureds may not answer truthfully or completely to any questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or transfer of life insurance policies through payment defaults under premium finance loans. In the ordinary course of business, our sales team receives inquiries from life insurance agents and brokers regarding the availability of premium finance loans for their clients. However, any communication between the life insurance agent and the potential policyholder or insured is beyond our control and we may not know whether a life insurance agent discussed with the potential policyholder or the insured the possibility of a premium finance loan by us or the subsequent transfer of the life insurance policy in the event of a payment default under the loan. Consequently, notwithstanding the representations and certifications we obtain from the policyholders, insureds and the life insurance agents, there is a risk that we may finance premiums for policies subject to contest or rescission by the insurance carrier based on fraud or misrepresentation in any information provided to the life insurance company, including the life insurance application.

Contractions in the secondary market for life insurance policies could make it more difficult for us to opportunistically sell policies that we have acquired.

A potential sale of a life insurance policy owned by us depends significantly on the size of the secondary market for life insurance, which may contract or disappear depending on the impact of potential government regulation, future economic conditions and/or other market variables. The secondary market for life insurance policies incurred a significant slowdown in 2008 through the present. Historically, many investors who invest in life insurance policies are foreign investors who are attracted by potential investment returns from life insurance policies issued by United States life insurers with high ratings and financial strength as well as by the view that such investments are non-correlated assets — meaning changes in the equity or debt markets should not affect returns on such investments. Changes in the value of the United States dollar as well as changes to the ratings of United States life insurers can cause foreign investors to suffer a reduction in the value of their United States dollar denominated investments and reduce their demand for such products. Any of the above factors could result in a further contraction of the secondary market, which could make it more difficult for us to opportunistically sell life insurance policies that we have acquired.

Delays in payment and non-payment of life insurance policy proceeds may have a material adverse effect on our business, financial condition and results of operations.

A number of arguments may be made by former beneficiaries (including but not limited to spouses, ex-spouses and descendants of the insured) under a life insurance policy, by the beneficiaries of the trust holding the policy, by the estate or legal heirs of the insured or by the insurance company issuing such policy, to deny or delay payment of proceeds following the death of an insured, including arguments related to lack of mental capacity of the insured, contestability or suicide provisions in a policy. In addition, the insurable interest and life settlement laws of certain states may prevent or delay the liquidation of the life insurance policy serving as collateral for a loan. Furthermore, if the death of an insured cannot be verified and no death certificate can be produced, the related insurance company may not pay the proceeds of the life insurance policy until the passage of a statutory period (usually five to seven years) for the presumption of death without proof. Such delays in payment or non-payment of policy proceeds may have a material adverse effect on our business, financial condition and results of operations.

Bankruptcy of the insured, a beneficiary of the trust owning the life insurance policy or the trust itself could prevent a claim under our lender protection insurance policy.

In many instances, individuals establish an irrevocable trust to hold and own their life insurance policy for estate planning reasons. In our premium finance business, the majority of the premium finance borrowers are trusts owning life insurance policies. A bankruptcy of the insured, a bankruptcy of a beneficiary of a trust owning the life insurance policy or a bankruptcy of the trust itself could prevent us from acquiring the life insurance policy following an event of default under the related premium finance loan unless consent of the applicable bankruptcy court is obtained or it is determined that the automatic stay generally arising following a bankruptcy filing is not applicable. A failure to promptly obtain any required bankruptcy court consent within one hundred twenty (120) days following the maturity date of the related premium finance loan could delay or prevent us from making a claim under the lender protection insurance policy for any loss sustained following a default under the premium finance loan. Lender protection insurance insures us against certain risks of loss associated with our premium finance loans, including payment default by the borrower. If a premium finance loan is not repaid, the lender protection insurer, subject to the lender protection insurance policy’s terms and conditions, has the right to direct control or take beneficial ownership of the underlying life insurance policy and we are paid a claim equal to the insured value of the life insurance policy. If we are delayed or otherwise prevented from making a claim under the lender protection insurance policy for any loss sustained following a default under the premium finance loan, additional premium payments will need to be made to keep the life insurance policy in force. As a result, we may be forced to expend additional funds, or borrow funds at unfavorable rates if such financing is even available, in order to fund the premiums or, if we are unable to obtain the necessary funds, we may be forced to allow the policy to lapse, resulting in the loss of the premiums we financed in the transaction. Such events could have a material adverse effect on our business, financial condition and results of operations.

Our lender protection insurance policies have significant exclusions and limitations.

Coverage under our lender protection insurance policies is not comprehensive and each of these policies is subject to significant exclusions, limitations and coverage gaps. In the event that any of the exclusions or limitations to coverage set forth in the lender protection insurance policies are applicable or there is a coverage gap, there will be no coverage for any losses we may suffer, which would have a material adverse effect on our business, financial condition and results of operations. The coverage exclusions include, but are not limited to:

•	the lapse of the related life insurance policy due to the failure to pay sufficient premiums during the term of the applicable premium finance loan;

•	certain losses relating to situations where the life insured has died and there has been a bankruptcy or insolvency of the life insurance company that issued the applicable policy;

•	any loss caused by our fraudulent, illegal, criminal, malicious or grossly negligent acts;

•	a surrender of the related life insurance policy to the issuing life insurance carrier or the sale of such policy or the beneficial interest therein, in each case without the prior written consent of the lender protection insurer;

•	our failure to timely obtain necessary rights, free and clear of any lien or encumbrance, with respect to the applicable life insurance policy as required under the lender protection insurance policy;

•	our failure to timely submit a properly completed proof of loss certificate to the lender protection insurance policy insurer;

•	our failure to timely notify the lender protection insurance policy insurer of:

•	the occurrence of certain prohibited acts, as described in the lender protection insurance policy, or

•	material non-compliance of the related loan with applicable laws, in each case after obtaining actual knowledge of such events;

•	our making of a claim under the lender protection insurance policy knowing the same to be fraudulent; or

•	the related life insurance policy being contested prior to the effective date of the related coverage certificate issued under the lender protection insurance policy and we have actual knowledge of such contest.

Failure to perfect a security interest in the underlying life insurance policy or the beneficial interests therein could result in our interest being subordinated to other creditors.

Payment by the related premium finance loan borrower of amounts owed pursuant to each loan is secured by the underlying life insurance policy or by the beneficial interests in a trust established to hold the insurance policy. If we fail to perfect a security interest in such policy or beneficial interests, our interest in such policy or beneficial interests may be subordinated to those of other parties, including, in the event of a bankruptcy or insolvency, a bankruptcy trustee, receiver or conservator.

Some life insurance companies are opposed to the financing of life insurance policies.

Some United States life insurance companies and their trade associations have voiced concerns about the life settlement and premium finance industries generally and the transfer of life insurance policies to investors. These life insurance companies may oppose the transfer of a policy to, or honoring of a life insurance policy held by, third parties unrelated to the original insured/owner, especially when they may believe the initial premiums for such life insurance policies might have been financed, directly or indirectly, by investors that lacked an insurable interest in the continuing life of the insured. If the life insurance companies seek to contest or rescind life insurance policies acquired by us based on such aversion to the financing of life insurance policies, we may experience a substantial loss with respect to the related premium finance loans and the underlying life insurance policies, which could have a material adverse effect on our business, financial condition and results of operations. These life insurance companies and their trade associations may also seek additional state and federal regulation of the life settlement and premium finance industries. If such additional regulations were adopted, we may experience material adverse effects on our business, financial condition and results of operations.

We are dependent on the creditworthiness of the life insurance companies that issue the policies serving as collateral for our premium finance loans. If a life insurance company defaults on its obligation to pay death benefits on a policy we own, we would experience a loss of our investment, which would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the creditworthiness of the life insurance companies that issue the policies serving as collateral for our premium finance loans. We assume the credit risk associated with life insurance policies issued by various life insurance companies. Furthermore, there is a concentration of life insurance companies that issue the policies that serve as collateral for our premium finance loans. Over 60% of our premium finance loans outstanding as of December 31, 2010 are secured by life insurance policies issued by four life insurance companies. The failure or bankruptcy of any such life insurance company or annuity company could have a material adverse impact on our ability to achieve our investment objectives. A life insurance company’s business tends to track general economic and market conditions that are beyond its control, including extended economic recessions or interest rate changes. Changes in investor perceptions regarding the strength of insurers generally and the policies or annuities they offer can adversely affect our ability to sell or finance our assets. Adverse economic factors and volatility in the financial markets may have a material adverse effect on a life insurance company’s business and credit rating, financial condition and operating results, and an issuing life insurance company may default on its obligation to pay death benefits on the life insurance policies we acquired following a payment default on our premium finance loans when we are otherwise unable to sell the underlying policy. In such event, we would experience a loss of our investment in such life insurance policies which would have a material adverse effect on our business, financial condition and results of operations.

If a life insurance company is able to increase the premiums due on life insurance policies that we own or finance, it will adversely affect our returns on such life insurance policies.

For any life insurance policies that we own or finance, we will be responsible for paying insurance premiums due. If a life insurance company is able to increase the cost of insurance charged for any of the life insurance policies that we own or finance, the amounts required to be paid for insurance premiums due for these life insurance policies may increase, requiring us to incur additional costs for the life insurance policies, which may adversely affect returns on such life insurance policies and consequently reduce the secondary market value of such life insurance policies. Failure to pay premiums on the life insurance policies when due will result in termination or “lapse” of the life insurance policies. The insurer may in a “lapse” situation view reinstatement of a life insurance policy as tantamount to the issuance of a new life insurance policy and may require the current owner to have an insurable interest in the life of the insured as of the date of the reinstatement. In such event, we would experience a loss of our investment in such life insurance policy.

Failure to protect our premium finance transaction clients’ confidential information and privacy could adversely affect our business.

Our premium finance business is subject to privacy regulations and to confidentiality obligations. For example, the collection and use of medical data is subject to national and state legislation, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The actions we take to protect such confidential information include, among other things:

•	training and educating our employees regarding our obligations relating to confidential information;

•	actively monitoring our record retention plans and any changes in state or federal privacy and compliance requirements;

•	maintaining secure storage facilities for tangible records; and

•	limiting access to electronic information.

However, if we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, such as penalties, fines and loss of licenses, as well as loss of reputation and possible litigation.

Risk Factors Related to Structured Settlements

We are dependent on third parties to purchase our structured settlements. Any inability to sell structured settlements or, in the alternative, to access additional capital to purchase structured settlements, may have a material adverse effect on our ability to grow our business, our financial condition and results of operations.

We are dependent on third parties to purchase our structured settlements. Our ability to grow our business depends upon our ability to sell our structured settlements at favorable discount rates and to establish alternative financing arrangements. Third party purchasers or other financing may not be available to us in the future on favorable terms or at all. If such other third party purchasers or other financing are not available, then we may be required to seek additional equity financing, if available, which would dilute the interests of shareholders who purchased common stock in our recently completed offering.

We may not be able to continue to sell our structured settlements to third parties at favorable discount rates or obtain financing through borrowings or other means on acceptable terms to satisfy our cash requirements, either of which could have a material adverse effect on our ability to grow our business.

Any change in current tax law could have a material adverse effect on our business, financial condition and results of operations.

The use of structured settlements is largely the result of the favorable federal income tax treatment of such transactions. In 1979, the Internal Revenue Service issued revenue rulings that the income tax exclusion of personal injury settlements applied to related periodic payments. Thus, claimants receiving installment payments as compensation for a personal injury were exempt from all federal income taxation, provided certain conditions were met. This ruling, and its subsequent codification into federal tax law in 1982, resulted in the proliferation of structured settlements as a means of settling personal injury lawsuits. Changes to tax policies that eliminate this exemption of structured settlements from federal taxation could have a material adverse effect on our future profitability. If the tax treatment for structured settlements were changed adversely by a statutory change or a change in interpretation, the dollar volume of structured settlements could be reduced significantly which would also reduce the level of our structured settlement business. In addition, if there were a change in the federal tax code that would result in adverse tax consequences for the assignment or transfer of structured settlements, such change could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in discount rates or interest rates may decrease our yield on structured settlement transactions.

Our profitability is directly affected by levels of and fluctuations in interest rates. Such profitability is largely determined by the difference, or “spread,” between the discount rate at which we purchase the structured settlements and the discount rate at which we can resell these assets or the interest rate at which we can finance those assets. We may not be able to continue to purchase structured settlements at current or historical discount rates. Structured settlements are purchased at effective yields which are fixed, while rates at which structured settlements are sold, with the exception of forward purchase arrangements, are generally a function of the prevailing market rates for short-term borrowings. As a result, decreases in the discount rate at which we purchase structured settlements or increases in prevailing market interest rates after structured settlements are acquired could have a material adverse effect on our yield on structured settlement transactions, which could have a material adverse effect on our business, financial condition and results of operations.

The insolvency of a holder of a structured settlement could have an adverse effect on our business, financial condition and results of operations.

Our rights to scheduled payments in structured settlement transactions will be adversely affected if any holder of a structured settlement, the special purpose vehicle to which an insurance company assigns its obligations to make payments under the settlement (the “Assumption Party”) or the annuity provider becomes insolvent and/or becomes a debtor in a case under the Bankruptcy Code.

If a holder of a structured settlement were to become a debtor in a case under the Bankruptcy Code, a court could hold that the scheduled payments transferred by the holder under the applicable settlement purchase agreement would not constitute property of the estate of the claimant under the Bankruptcy Code. If, however, a trustee in bankruptcy or other receiver were to assert a contrary position, such as by requiring us (or any securitization vehicle) to establish our right to those payments under federal bankruptcy law or by persuading courts to recharacterize the transaction as secured loans, such result could have a material adverse effect on our business. If the rights to receive the scheduled payments are deemed to be property of the bankruptcy estate of the claimant, the trustee may be able to avoid assignment of the receivable to us.

Furthermore, a general creditor or representative of the creditors (such as a trustee in bankruptcy) of an Assumption Party could make the argument that the payments due from the annuity provider are the property of the estate of such Assumption Party (as the named owner thereof). To the extent that a court would accept this argument, the resulting delays or reductions in payments on our receivables could have a material adverse effect on our business, financial condition and results of operations.

If the identities of structured settlement holders become readily available, it could have an adverse effect on our structured settlement business, financial condition and results of operations.

We do not believe that there are any readily available lists of holders of structured settlements, which makes brand awareness critical to growing market share. We use national television marketing to generate in-bound telephone and internet inquiries and we have built a proprietary database of clients and prospective clients. As of December 31, 2010, we had a database of over 30,000 structured settlement leads. If the identities of structured settlement holders were to become readily available to our competitors or to the general public, we could face increased competition and the value of our proprietary database would be diminished, which would have a negative effect on our structured settlement business, financial condition and results of operations.

Adverse judicial developments could have an adverse effect on our business, financial condition and results of operations.

Adverse judicial developments have occasionally occurred in the structured settlement industry, especially with regard to anti-assignment concerns and issues associated with non-disclosure of material facts and associated misconduct. For example, in the 2008 case of 321 Henderson Receivables, LLC v. Tomahawk, the California County Superior Court (Fresno County, Case No. 08CECG00797 — July 2008 Order (unreported)) ruled that (i) certain structured settlement sales were barred by anti-assignment provisions in the settlement documents, (ii) the transfers were loans, not sales, that violated California’s usury laws and (iii) for similar reasons numerous other court-approved structured settlement sales may be void. Although the Tomahawk decision was subsequently reversed by the California Court of Appeal, the Superior Court decision had a negative effect on the structured settlement industry by casting doubt on the ability of a structured settlement recipient to sell portions of the payment streams. Any similar adverse judicial developments calling into doubt such laws and regulations could materially and adversely affect our investments in structured settlements.

Risk Factors Relating to Our General Business

Changes to statutory, licensing and regulatory regimes governing premium financing or structured settlements, including the means by which we conduct such business, could have a material adverse effect on our activities and revenues.

Changes to statutory, licensing and regulatory regimes could result in the enforcement of stricter compliance measures or adoption of additional measures on us or on the insurance companies or annuity providers that stand behind the insurance policies that collateralize our premium finance loans and the structured settlements that we purchase, either of which could have a material adverse impact on our business activities and revenues. Any change to the regulatory regime covering the resale of any of these asset classes, including any change specifically applicable to our activities or to investor eligibility, could restrict our ability to finance, acquire or sell these assets or could lead to significantly increased compliance costs.

Traditionally, the U.S. federal government has not directly regulated the insurance business. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to in this Annual Report on Form 10-K as the “Dodd-Frank Act”, provides for the enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. Under the Dodd-Frank Act, the Federal Insurance Office will be established within the U.S. Treasury Department to monitor all aspects of the insurance industry. Notwithstanding the creation of the Federal Insurance Office, the Dodd-Frank Act provides that state insurance regulators will remain the primary regulatory authority over insurance and expressly withholds from the Federal Insurance Office and the U.S. Treasury Department general supervisory or regulatory authority over the business of insurance. At this time, we cannot assess whether any other proposed legislation or regulatory changes will be adopted, or what impact, if any, the Dodd-Frank Act or any other legislation or changes could have on our results of operations, financial condition or liquidity.

In addition, we are subject to various federal and state regulations regarding the solicitation of customers. The Federal Communications Commission and Federal Trade Commission have issued rules that provide for a national “do not call” registry. Under these rules, companies are prohibited from contacting any individual who requests to have his or her phone number added to the registry, except in certain limited instances. We are required to continually review the national “do not call” registry to ensure that we do not contact anyone on that registry. In February 2009, we received a citation for violating these rules. In the event we violate these rules in the future, we could be subject to a fine of up to $16,000 per violation or each day of a continuing violation, which could have a material adverse effect on our business, financial condition and results of operations.

Regulation of life settlement transactions as securities under the federal securities laws could lead to increased compliance costs and could adversely affect our ability to acquire or sell life insurance policies.

The Securities and Exchange Commission, or the SEC, recently issued a report recommending that sales of life insurance policies in life settlement transactions be regulated as securities for purposes of the federal securities laws. Although as of December 31, 2010, we have never purchased a policy directly from a policy owner, any legislation implementing such regulatory change or a change in the transactions that are characterized as life settlement transactions could lead to increased compliance costs and adversely affect our ability to acquire or sell life insurance policies in the future, which could have an adverse effect on our business, financial condition and results of operations.

Negative press from media or consumer advocacy groups and as a result of litigation involving industry participants could have a material adverse effect on our business, financial condition and results of operations.

The premium finance and structured settlement industries periodically receive negative press from the media and consumer advocacy groups and as a result of litigation involving industry participants. A sustained campaign of negative press resulting from media or consumer advocacy groups, industry litigation or other factors could adversely affect the public’s perception of these industries as a whole, and lead to reluctance to sell assets to us or to provide us with third party financing. We also have received negative press from competitors. Any such negative press could have a material adverse effect on our business, financial condition and results of operations.

We have limited operating experience.

Our business operations began in December 2006. Consequently, while certain of our management are very experienced in the premium finance and structured settlement businesses, we have limited operating history in both of our business segments. With the net proceeds of our recently completed initial public offering, we have the option to retain a number of life insurance policies that we expect borrowers will relinquish to us in the event of default, instead of taking the direction of our lender protection insurer with respect to the disposition of such life insurance policies. However, since our inception, we have had limited experience managing and dealing in life insurance policies owned by us. Therefore, the historical performance of our operations may be of limited relevance in predicting future performance.

The loss of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant degree upon the continuing contributions of our key executive officers including Antony Mitchell, our chief executive officer, and Jonathan Neuman, our president and chief operating officer. These officers have significant experience operating businesses in structured settlements and premium finance transactions, which are highly regulated industries. In connection with our recently completed initial public offering, we have entered into employment agreements with each of these executive officers. We do not maintain key man life insurance with respect to any of our executives.

Mr. Mitchell is a citizen of the United Kingdom who is working in the United States as a lawful permanent resident on a conditional basis. In order to retain his lawful permanent residency, Mr. Mitchell applied to have the conditions on his permanent resident status removed and pending review of his application, he has been granted an extension of conditional permanent resident status to March 31, 2012. Although Mr. Mitchell has applied to have the conditions on his lawful permanent residency removed, he may not satisfy the requirements to have the conditions removed, or his application to do so may not be approved. The failure to remove the conditions on his permanent residency could result in Mr. Mitchell having to leave the United States or cause him to seek an alternative immigration status in the United States.

The loss of Mr. Mitchell or Mr. Neuman or other executive officers or key personnel could have a material adverse effect on our business, financial condition and results of operations.

We compete with a number of other finance companies and may encounter additional competition.

There are a number of finance companies that compete with us. Many are significantly larger and possess considerably greater financial, marketing, management and other resources than we do. The premium finance business and structured settlement business could also prove attractive to new entrants. As a consequence, competition in these sectors may increase. In addition, existing competitors may increase their market penetration and purchasing activities in one or more of the sectors in which we participate. The availability of the type of insurance policies that meet our actuarial and underwriting standards for our premium finance transactions is limited and sought by many of our competitors. Also, we rely on life insurance agents and brokers to refer premium finance transactions to us, and our competitors may offer better terms and conditions to such life insurance agents and brokers. Increased competition could result in reduced origination volume, reduced discount rates and/or other fees, each of which could materially adversely affect our revenue, which would have a material adverse effect on our business, financial condition and results of operations.

Risk Factors Relating to Our Common Stock

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of our common stock may affect the trading price of our common stock and the future exercise of options may lower the price of our common stock.

We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sale, will have on the trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock and may make it more difficult for you to sell your shares at a time and price that you determine appropriate. In connection with our initial public offering, we and our current directors and executive officers, and certain of our shareholders, have entered into 180-day lock-up agreements. An aggregate of 3,600,000 shares of our common stock are subject to these lock-up agreements, plus any shares purchased by such officers, directors, employees and shareholders and their respective affiliates in the directed share program other than shares purchased by Pine Trading, Ltd. and its affiliates.

Being a public company will increase our expenses and administrative workload and will expose us to risks relating to evaluation of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

As a public company, we must comply with additional laws and regulations, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and related rules of the SEC and requirements of the New York Stock Exchange. We were not required to comply with these laws and requirements as a private company. Complying with these laws and regulations will require the time and attention of our board of directors and management and will increase our expenses. Among other things, we will need to: design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board; prepare and distribute periodic reports in compliance with our obligations under the federal securities laws; establish new internal policies, principally those relating to disclosure controls and procedures and corporate governance; institute a more comprehensive compliance function; and involve to a greater degree our outside legal counsel and accountants in the above activities.

In addition, we expect that being a public company may make it more expensive for us to renew our director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors, particularly directors willing to serve on our audit committee.

We are in the process of evaluating our internal control systems to allow management to report on, and our independent registered public accounting firm to assess, our internal controls over financial reporting. We plan to perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated.

If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements or the trading price of our common stock to decline. If we fail to remediate any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report financial data reliably in accordance with generally accepted accounting principles that results in more than a remote likelihood that a misstatement of financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our independent registered public accounting firm has in the past identified certain deficiencies in our internal controls that it considered to be control deficiencies and material weaknesses. If we fail to remediate these internal control deficiencies and material weaknesses and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.

During their audit of our financial statements for the years ended December 31, 2008 and 2007, Grant Thornton LLP, our independent registered public accounting firm, identified certain deficiencies in our internal controls, including deficiencies that they considered to be significant deficiencies and material weaknesses. Specifically, in their audit of our financial statements for the year ended December 31, 2008, our independent registered public accounting firm identified a material weakness relating to the number of adjustments recorded to reconcile differences and to correct accounts improperly booked relating to the year-end closing and reporting process. In their audit of our financial statements for the year ended December 31, 2007, our independent registered public accounting firm identified material weaknesses relating to (i) the incorrect recordation of agency fees, (ii) a reversal of capital contributions entry due to inaccuracies in the timing of the payments and (iii) inaccuracies in the input of maturity dates of loans. Additionally, the audit identified a significant control deficiency with respect to the number of adjusting journal entries as a result of us having a limited accounting staff.

In response, we initiated corrective actions to remediate these control deficiencies and material weaknesses. Although no material weaknesses were identified during the audit of our financial statements for the periods ended December 31, 2009 and 2010. it is possible that we or our independent registered public accounting firm may identify material weaknesses in our internal control over financial reporting in the future. Any failure or difficulties in implementing and maintaining these controls could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in errors to our financial statements requiring a restatement of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Provisions in our executive officers’ employment agreements could impede an attempt to replace or remove our directors or otherwise effect a change of control, which could diminish the price of our common stock.

We have entered into employment agreements with our executive officers as described in the section titled “Executive Compensation — Employment Agreements.” The agreements for our Chief Executive Officer and President provide for substantial payments in the event of a material change in the geographic location where such officers perform their duties or upon a material diminution of their base salaries or responsibilities. For Messrs. Mitchell and Neuman, these payments are equal to three times the sum of base salary and the average of the three years’ annual cash bonus, unless the triggering event occurs during the first three years of their respective employment agreements, in which case the payments are equal to six times base salary. These payments may deter any transaction that would result in a change in control, which could diminish the price of our common stock.

Provisions in our articles of incorporation and bylaws could impede an attempt to replace or remove our directors or otherwise effect a change of control, which could diminish the price of our common stock.

Our articles of incorporation and bylaws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In particular, shareholders are required to provide us with advance notice of shareholder nominations and proposals to be brought before any annual meeting of shareholders, which could discourage or deter a third party from conducting a solicitation of proxies to elect its own slate of directors or to introduce a proposal. In addition, our articles of incorporation eliminate our shareholders’ ability to act without a meeting and require the holders of not less than 50% of the voting power of our common stock to call a special meeting of shareholders.

These provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging changes in management and takeover attempts in the future. Furthermore, our articles of incorporation and our bylaws provide that the number of directors shall be fixed from time to time by our board of directors, provided that the board shall consist of at least three and no more than fifteen members.

Certain laws of the State of Florida could impede an attempt to replace or remove our directors or otherwise effect a change of control, which could diminish the price of our common stock.

As a Florida corporation, we are subject to the Florida Business Corporation Act, which provides that a person who acquires shares in an “issuing public corporation,” as defined in the statute, in excess of certain specified thresholds generally will not have any voting rights with respect to such shares unless such voting rights are approved by the holders of a majority of the votes of each class of securities entitled to vote separately, excluding shares held or controlled by the acquiring person. The Florida Business Corporation Act also contains a statute which provides that an affiliated transaction with an interested shareholder generally must be approved by (i) the affirmative vote of the holders of two-thirds of our voting shares, other than the shares beneficially owned by the interested shareholder, or (ii) a majority of the disinterested directors.

Additionally, one of our subsidiaries, Imperial Life Settlements, LLC, a Delaware limited liability company, is licensed as a viatical settlement provider and is regulated by the Florida Office of Insurance Regulation. As a Florida viatical settlement provider, Imperial Life Settlements, LLC is subject to regulation as a specialty insurer under certain provisions of the Florida Insurance Code. Under applicable Florida law, no person can finally acquire, directly or indirectly, 10% or more of the voting securities of a viatical settlement provider or its controlling company without the written approval of the Florida Office of Insurance Regulation. Accordingly, any person who acquires beneficial ownership of 10% or more of our voting securities will be required by law to notify the Florida Office of Insurance Regulation no later than five days after any form of tender offer or exchange offer is proposed, or no later than five days after the acquisition of securities or ownership interest if no tender offer or exchange offer is involved. Such person will also be required to file with the Florida Office of Insurance Regulation an application for approval of the acquisition no later than 30 days after the same date that triggers the 5-day notice requirement.

The Florida Office of Insurance Regulation may disapprove the acquisition of 10% or more of our voting securities by any person who refuses to apply for and obtain regulatory approval of such acquisition. In addition, if the Florida Office of Insurance Regulation determines that any person has acquired 10% or more of our voting securities without obtaining its regulatory approval, it may order that person to cease the acquisition and divest itself of any shares of our voting securities which may have been acquired in violation of the applicable Florida law. Due to the requirement to file an application with and obtain approval from the Florida Office of Insurance Regulation, purchasers of 10% or more of our voting securities may incur additional expenses in connection with preparing, filing and obtaining approval of the application, and the effectiveness of the acquisition will be delayed pending receipt of approval from the Florida Office of Insurance Regulation.

The Florida Office of Insurance Regulation may also take disciplinary action against Imperial Life Settlements, LLC’s license if it finds that an acquisition of our voting securities is made in violation of the applicable Florida law and would render the further transaction of business hazardous to our customers, creditors, shareholders or the public.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 701 Park of Commerce Boulevard, Boca Raton, Florida 33487 and consist of approximately 21,000 square feet of leased office space. We also lease office space in Atlanta, Georgia and Chicago, Illinois, which consist of approximately 176 and 150 square feet, respectively. We consider our facilities to be adequate for our current operations.

Item 3.	Legal Proceedings

As previously disclosed in our prospectus filed with the Securities and Exchange Commission on February 8, 2011, the Company was involved in a dispute with its former general counsel whom the Company terminated without cause on November 8, 2010. On December 30, 2010, she filed a demand for mediation and arbitration with the American Arbitration Association. On March 11, 2011, the Company entered into a confidential settlement agreement with the plaintiff pursuant to which, among other things, the plaintiff agreed to dismiss all claims in the proceeding in exchange for a settlement payment from the Company. The terms of the settlement agreement did not have a material effect on the Company’s results of operations, financial position or cash flows.

We are otherwise party to various other legal proceedings which arise in the ordinary course of business. We believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Our Common Stock, Related Shareholder Matters and Our Purchases of Our Equity Securities

Shares of our common stock began trading on the New York Stock Exchange, or NYSE, under the symbol “IFT” on February 8, 2011. As of March 25, 2011, we had 7 holders of record of our common stock.

Dividend Policy

We do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory and other restrictions on the payment of dividends by us or by our subsidiaries to us, and other factors that our board of directors deems relevant.

We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our existing debt facilities restrict the ability of certain of our special purpose subsidiaries to pay dividends. In addition, future debt arrangements may contain certain prohibitions or limitations on the payment of dividends.

Use of Proceeds from Initial Public Offering

On February 7, 2011, the Company’s registration statement on Form S-1 (File No. 333-168785) was declared effective for the Company’s initial public offering, pursuant to which the Company registered the offering and sale by the Company of 16,666,667 shares of common stock and the additional sale pursuant to the underwriters’ over-allotment of up to an additional 2,500,000 shares of common stock, at a public offering price of $10.75 per share. FBR Capital Markets & Co. acted as lead bookrunner, JMP Securities LLC acted as joint lead manager and Wunderlich Securities, Inc. acted as co-manager for the offering.

In the initial public offering, on February 7, 2011, the Company sold 16,666,667 shares of common stock and pursuant to the underwriters’ over-allotment, on February 15, 2011, the Company sold 935,947 shares of common stock, at a public offering price of $10.75 per share. The offering has since terminated and 1,564,053 of the 2,500,000 shares of common stock included in the underwriters’ over-allotment were not sold. We received net proceeds of approximately $174.4 million after deducting underwriting discounts and commissions and our offering expenses of $14.9 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.

Since our initial public offering occurred in February 2011, we had not received the net proceeds from the offering as of December 31, 2010. In fiscal year 2011, we intend to use approximately $130.0 million of the net proceeds in our premium financing lending activities and up to $20.0 million in our structured settlement activities. We intend to use the remaining proceeds for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Equity Compensation Plans

Prior to our initial public offering, in February 2011, our board of directors and shareholders approved the Imperial Holdings 2010 Omnibus Incentive Plan that reserves an aggregate of 1,200,000 shares of common stock for future issuance. Prior to our initial public offering, we had no equity compensation plan.

Item 6.	Selected Financial Data

The following table sets forth our selected historical and unaudited pro forma consolidated financial and operating data as of such dates and for such periods indicated below. The selected unaudited pro forma condensed and combined consolidated financial data for the years ended December 31, 2010 and 2009 give pro forma effect to our conversion from a Florida limited liability company into a Florida corporation and conversion of a promissory note and debenture into shares of our common stock in connection with our initial public offering as if they had occurred on the first day of the periods presented. The selected unaudited pro forma financial and operating data set forth below are presented for information purposes only, should not be considered indicative or actual results of operations that would have been achieved had the corporate conversion been consummated on the dates indicated, and do not purport to be indicative of balance sheet data or income statement data as of any future date or future period and does not give effect to our initial public offering. These selected historical and unaudited pro forma consolidated results are not necessarily indicative of results to be expected in any future period. You should read the following financial information together with the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes.

The selected historical income statement data for the years ended December 31, 2010, 2009, and 2008 and balance sheet data as of December 31, 2010 and 2009 were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The income statement data for the period from December 15, 2006 through December 31, 2006 and balance sheet data for December 31, 2008, 2007 and 2006 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Historical					Pro Forma
					Period from
					Dec. 15, 2006 -	Year Ended
	Years Ended December 31,				Dec. 31,	Dec. 31,
	2010	2009	2008	2007	2006	2010
						(Unaudited)
	(In thousands, except share data)

Income
Agency fee income	$10,149	$26,114	$48,004	$24,515	$678	$10,149
Servicing income	413	—	—	—	—	413
Interest income	18,660	21,483	11,914	4,888	316	18,660
Origination fee income	19,938	29,853	9,399	526	—	19,938
Gain on sale of structured settlements	6,595	2,684	443	—	—	6,595
Gain on forgiveness of debt	7,599	16,410	—	—	—	7,599
Gain on sale of life settlements	1,951	—	—	—	—	1,951
Change in fair value of life settlements and structured settlement receivables	12,633	—	—	—	—	12,633
Change in equity investments	(1,284)	—	—	—	—	(1,284)
Other income	242	71	47	2	—	242

Total income	76,896	96,615	69,807	29,931	994	76,896

Expenses
Interest expense(3)	28,155	33,755	12,752	1,343	—	25,094 (1)
Provision for losses on loans receivable	4,476	9,830	10,768	2,332	—	4,476
Loss (gain) on loan payoffs and settlements, net	4,981	12,058	2,738	(225)	—	4,981
Amortization of deferred costs	24,465	18,339	7,569	126	—	24,465
Selling, general and administrative expenses(3)	30,516	31,269	41,566	24,335	891	30,516
Provision for income taxes	—	—	—	—	—	— (2)

Total expenses	92,593	105,251	75,393	27,911	891	89,532

Net Income (loss)	$(15,697)	$(8,636)	$(5,586)	$2,020	$103	$(12,636)

Earnings per Share
Basic and diluted						$(3.51)

Weighted Average Common Shares Outstanding
Basic and diluted						3,600,000

(1)	Reflects a reduction of interest expense of $3.1 million for the year ended December 31, 2010, respectively, due to the conversion of our promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our recently completed initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our recently completed initial public offering.

(2)	The results of the Company being treated for the pro forma presentation as a “C” corporation resulted in no impact to the consolidated and combined balance sheet or statements of operations for the pro forma periods presented. The primary reasons for this are that the losses produce no current benefit and any net operating losses generated and other deferred assets (net of liabilities) would be fully reserved due to historical operating losses. The Company, therefore, has not recorded any pro forma tax provision.

(3)	Includes amounts for related parties. Refer to our consolidated and combined financial statements for detail.

	Historical					Pro Forma
	December 31,					December 31,
	2006	2007	2008	2009	2010	2010
	(In thousands, except share data)					(Unaudited)

Assets:
Cash and cash equivalents	5,351	$1,495	$7,644	$15,891	$14,224	$14,224
Restricted cash	—	1,675	2,221	—	691	691
Certificate of deposit — restricted	—	562	659	670	880	880
Agency fees receivable, net of allowance for doubtful accounts	136	5,718	8,871	2,165	562	562
Deferred costs, net	—	672	26,650	26,323	10,706	10,706
Interest receivable, net	244	2,972	8,604	21,034	13,140	13,140
Loans receivable, net	3,909	43,650	148,744	189,111	90,026	90,026
Structured settlements receivables, net	—	377	1,141	152	2,536	2,536
Receivables from sales of structured Settlements	—	—	—	320	224	224
Investment in life settlements, at estimated fair value	—	—	—	4,306	17,138	17,138
Investment in life settlement fund	—	1,714	—	542	—	—
Investment in affiliates	—	—	—	—	105	105
Fixed assets, net	756	1,875	1,850	1,337	876	876
Intangible assets	—	—	—	—	160	160
Prepaid expenses and other assets	30	835	4,180	887	1,457	1,457
Deposits	37	456	476	982	692	692

Total assets	$10,463	$62,001	$211,040	$263,720	$153,417	$153,417

Liabilities:
Accounts payable and accrued expenses(3)	$505	$3,437	$5,533	$3,170	$3,425	$3,425
Payable for purchase of structured settlements					224	224
Lender protection insurance claims received in advance					31,154	31,154
Interest payable(3)	—	882	5,563	12,627	13,820	13,766	(2)
Notes and debenture payable(3)	—	35,559	183,462	231,064	91,609	59,441	(2)
Other liabilities					7,984	7,984

Total liabilities	$505	$39,878	$194,558	$246,861	$148,216	$115,994

Member units — preferred (500,000 authorized in the aggregate)
Member units — Series A preferred (90,796 issued and outstanding, actual; 0 issued and outstanding, pro forma)	—	—	—	4,035	4,035	—	(1)
Member units — Series B preferred (50,000 issued and 25,000 outstanding, actual; 0 issued and outstanding, pro forma)	—	—	—	5,000	2,500	—	(1)
Member units — Series C preferred (70,000 issued and outstanding, actual; 0 issued and outstanding, pro forma)	—	—	—	—	7,000	—	(1)
Member units — Series D preferred (7,000 issued and outstanding, actual; 0 issued and outstanding, pro forma)	—	—	—	—	700	—	(1)
Member units — Series E preferred (75,000 issued and 73,000 outstanding, actual; 0 issued and outstanding, pro forma and pro forma as adjusted)	—	—	—	—	7,300	—	(1)
Member units — common (500,000 authorized; 450,000 issued and outstanding, actual; 0 issued and outstanding, pro forma)	9,855	20,000	19,945	19,924	11,462	—	(1)
Common stock	—	—	—	—	—	36
Paid-in capital	—	—	—	—	—	65,183	(1)(2)
Retained earnings (accumulated deficit)	103	2,123	(3,463)	(12,100)	(27,796)	(27,796	))(1)(2)

Total members’ equity	9,958	22,123	16,482	16,859	5,201	37,423

Total liabilities and members’ equity	$10,463	$62,001	$211,040	$263,720	$153,417	$153,417

(1)	Reflects the conversion of all common and preferred limited liability company units of Imperial Holdings, LLC into shares of our common stock.

(2)	Reflects the issuance and conversion of a $30.0 million debenture into shares of our common stock immediately prior to the closing of our recently completed initial public offering. Also reflects the conversion of all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. into shares of common stock of Imperial Holdings, Inc. as a result of the corporate conversion.

(3)	Includes amounts payable to related parties. Refer to our consolidated and combined financial statements for details.

Premium Finance Segment — Selected Operating Data (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Period Originations:
Number of loans originated	97	194	499
Principal balance of loans originated	$20,536	$51,573	$97,559
Aggregate death benefit of policies underlying loans originated	$462,350	$942,312	$2,283,223
Selling general and administrative expenses	$10,324	$13,742	$21,744
Average Per Origination During Period:
Age of insured at origination	74.0	74.9	74.9
Life expectancy of insured (years)	14.1	13.2	13.2
Monthly premium (year after origination)	$13.7	$16.0	$14.9
Death benefit of policies underlying loans originated	$4,766.5	$4,857.3	$4,575.6
Principal balance of the loan	$211.7	$265.8	$195.5
Interest rate charged	11.5%	11.4%	10.8%
Agency fee	$103.2	$134.6	$96.2
Agency fee as % of principal balance	48.8%	50.6%	49.2%
Origination fee	$87.9	$118.9	$77.9
Origination fee as % of principal balance	41.5%	44.7%	39.9%
End of Period Loan Portfolio
Loans receivable, net	$90,026	$189,111	$148,744
Number of policies underlying loans receivable	325	692	702
Aggregate death benefit of policies underlying loans receivable	$1,517,161	$3,091,099	$2,895,780
Number of loans with insurance protection	304	631	494
Loans receivable, net (insured loans only)	$84,996	$177,137	$118,864
Average Per Loan:
Age of insured in loans receivable	75.3	75.4	75.3
Life expectancy of insured (years)	15.3	14.5	13.9
Monthly premium	$7.1	$8.5	$9.1
Loan receivable, net	$277.0	$273.3	$211.9
Interest rate	11.4%	10.9%	10.4%
End of Period — Policies Owned
Number of policies owned	41	27	—
Aggregate fair value	$17,138	$4,306	$—
Monthly premium — average per policy	$6.4	$2.8	$—

Structured Settlements Segment — Selected Operating Data (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Period Originations:
Number of transactions	565	396	276
Number of transactions from repeat customers	154	52	23
Weighted average purchase discount rate	19.4%	16.3%	12.0%
Face value of undiscounted future payments purchased	$47,207	$28,877	$18,295
Amount paid for settlements purchased	$12,506	$10,947	$8,010
Marketing costs	$5,077	$4,460	$5,295
Selling, general and administrative (excluding marketing costs)	$7,988	$5,015	$4,475
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$83.6	$72.9	$66.3
Amount paid for settlement purchased	$22.1	$27.6	$29.0
Time from funding to maturity (months)	179.5	109.7	113.8
Marketing cost per transaction	$9.0	$11.3	$19.2
Segment selling, general and administrative (excluding marketing costs) per transaction	$14.1	$12.7	$16.2
Period Sales:
Number of transactions sold	630	439	226
Gain on sale of structured settlements	$6,595	$2,684	$443
Average sale discount rate	8.9%	11.5%	10.8%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated and combined financial statements and accompanying notes and the information contained in other sections of this Annual Report on Form 10-K, particularly under the headings “Risk Factors,” “Selected Financial Data” and “Business.” This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.” These forward-looking statements are subject to numerous risks and uncertainties, including those described under “Risk Factors.” Our actual results could differ materially from those suggested or implied by any forward-looking statements.

Business Overview

We are a specialty finance company with a focus on providing premium financing for individual life insurance policies and purchasing structured settlements. We manage these operations through two business segments: premium finance and structured settlements. In our premium finance business we earn revenue from interest charged on loans, loan origination fees and agency fees from referring agents. In our structured settlement business, we purchase structured settlements at a discounted rate and sell such assets to, or finance such assets with, third parties.

Beginning in 2007, the United States’ capital markets experienced extensive distress and dislocation due to the global economic downturn and credit crisis. As a result of the dislocation in the capital markets, our borrowing costs increased dramatically in our premium finance business and we were unable to access traditional sources of capital to finance the acquisition and sale of structured settlements. At certain points, we were unable to obtain any debt financing.

In February 2011, we completed an initial public offering of common stock pursuant to which we received net proceeds of approximately $174.4 million, after deduction underwriting discounts and commissions and our offering expenses. We will utilize the net proceeds to finance and grow our premium finance and structured settlement businesses. We will originate new premium finance loans without relying on debt financing and will continue to finance the acquisition and sale of structured settlements.

Premium Finance Business

A premium finance transaction is a transaction in which a life insurance policyholder obtains a loan to pay insurance premiums for a fixed period of time, which allows a policyholder to maintain coverage without additional out-of-pocket costs. Our typical premium finance loan is approximately two years in duration and is collateralized by the underlying life insurance policy. The life insurance policies that serve as collateral for our premium finance loans are predominately universal life policies that have an average death benefit of approximately $4.4 million and insure persons over age 65.

We expect that, in the ordinary course of business, a large portion of our borrowers may default on their loans and relinquish beneficial ownership of their life insurance policy to us. Our loans are secured by the underlying life insurance policy and are usually non-recourse to the borrower. If the borrower defaults on the obligation to repay the loan, we generally have no recourse against any assets except for the life insurance policy that collateralizes the loan.

Dislocations in the capital markets have forced us to pay higher interest rates on borrowed capital since the beginning of 2008. Every credit facility we have entered into since December 2007 for our premium finance business has required us to obtain lender protection insurance for each loan originated under such credit facility. This coverage provides insurance on the value of the life insurance policy serving as collateral underlying the loan should our borrower default. After a payment default by the borrower, subject to the terms and conditions of the lender protection insurance policy, our lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy, and we are paid a claim equal to the insured value of the policy. While lender protection insurance provides us with liquidity, it prevents us from realizing the appreciation, if any, of the underlying policy when a borrower relinquishes ownership of the policy upon default. As of December 31, 2010, 93.9% of our outstanding premium finance loans have collateral whose value is insured. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. As a result, we currently have ceased originating new premium finance loans under our credit facilities. We will utilize a portion of the net proceeds from our initial public offering to fund new premium finance loans.

We have experienced two adverse consequences from our high financing costs: reduced profitability and decreased loan originations. While the use of lender protection insurance allowed us to access debt financing to support our premium finance business, the cost of lender protection insurance substantially reduced the earnings from our premium finance segment. Additionally, coverage limitations related to our use of lender protection insurance reduced the number of otherwise viable premium finance transactions that we could complete. During the year ended December 31, 2010, these coverage limitations became even stricter and further reduced the number of loans we could originate. We believe that the net proceeds from our recently completed initial public offering will allow us to increase the profitability and number of new premium finance loans by eliminating the cost of debt financing and lender protection insurance and the limitations on loan originations that our lender protection insurance imposed.

In response to the large increase in our financing costs, in 2008 we implemented a policy to charge origination fees on all premium finance loans and we have since increased the origination fees that we charged.

We charge a referring insurance agent an agency fee for services related to premium finance loans. Agency fees and origination fee income have helped us to mitigate the cost of lender protection insurance and our credit facilities. While origination fee income and interest are earned over the life of our premium finance loans, our agency fees are earned at the time of funding. This results in our premium finance business generating significant income during periods of high loan originations but experiencing lower income during periods when there are fewer loan originations.

Despite the use of lender protection insurance, we found it very difficult to secure financing for our premium finance lending business segment during 2008, 2009 and 2010. Traditional capital providers such as commercial banks, investment banks, conduit programs, hedge funds and private equity funds reduced their lending commitments and raised their lending rates. There were periods during 2008 and 2009 when our premium finance segment was unable to originate loans due to our inability to access capital. We were without credit and therefore unable to originate premium finance loans for a total of 9 weeks in 2008 and for a total of 35 weeks in 2009. As a result, we experienced a significant decline in premium finance loan originations from 499 loans originated in 2008 to 194 loans originated in 2009, a decrease of 61%. This also led to a significant reduction in agency fees from $48.0 million in 2008 to $26.1 million in 2009. In 2010, we had adequate access to capital but we nonetheless experienced further declines in premium finance loan originations. Our lender protection insurer’s coverage guidelines were stricter in 2010, which resulted in loan originations declining to 97 loans, a decrease of 50% from 2009. As a result, agency fees declined to $10.1 million in 2010.

The amount of losses on loan payoffs and settlements, net, and the amount of gains on the forgiveness of debt that we have recorded since inception within our premium finance business segment have been impacted as a result of financial difficulties experienced by one of our lenders, Acorn Capital Group (“Acorn”). Beginning in July 2008, Acorn stopped funding under its credit facility with us without any advance notice. Therefore, we did not have access to funds necessary to pay the ongoing premiums on the policies serving as collateral for our borrower’s loans that were financed under the Acorn facility. We did not incur liability with our borrowers because the terms of the Acorn loans provide that we are only required to fund future premiums if our lender provides us with funds. Through December 31, 2010, a total of 104 policies financed under the Acorn facility incurred losses primarily due to non-payment of premiums.

In May 2009, we entered a settlement agreement with Acorn whereby all obligations under the credit agreement were terminated. Acorn subsequently assigned its rights under the settlement agreement to Asset Based Resource Group, LLC (“ABRG”), an entity that is not related to us. As part of the settlement agreement, we continue to service the original loans and ABRG determines whether or not it will continue to fund the loans. We believe that ABRG will elect to fund the loan only if it believes there is value in the policy serving as collateral for the loan. If ABRG chooses not to continue funding a loan, we have the option to fund the loan or try to sell the loan or related policy to another party. We elect to fund the loan only if we believe there is value in the policy serving as collateral for the loan after considering the costs of keeping the policy in force. Regardless of whether we fund the loan or sell the loan or related policy to another party, our debt under the Acorn facility is forgiven and we record a gain on the forgiveness of debt. If we fund the loan, it remains as an asset on our balance sheet, otherwise it is written off and we record the amount written off as a loss on loan payoffs and settlements, net.

On the notes that were cancelled under the Acorn facility, we had debt forgiven totaling $7.6 million and $16.4 million for the year ended December 31, 2010 and 2009, respectively. We recorded these amounts as gain on forgiveness of debt. Partially offsetting these gains, we had loan losses totaling $5.5 million and $10.2 million during the years ended December 31, 2010, and 2009, respectively. We recorded these amounts as loss on loan payoffs and settlements, net. As of December 31, 2010, only 15 loans out of 119 loans originally financed in the Acorn facility remained outstanding.

The following table highlights the number of loans impacted by the Acorn settlement during the periods indicated below (dollars in thousands):

	Acorn Capital Facility
	Year Ended December 31,
	2010	2009	2008

Number of loans held at end of period	15	49	112
Loans receivable, net, balance at end of period	$4,183	$9,601	$21,073
Number of loans impacted during period	48	63	7

The following table highlights the impact of the Acorn settlement on our financial statements during the periods indicated below (dollars in thousands):

	Acorn Capital Facility
	Year Ended December 31,
	2010	2009	2008	Total

Gain on forgiveness of debt	$7,599	$16,410	$—	$24,009
Loss on loan payoffs and settlements, net	(5,501)	(10,182)	(1,868)	(17,551)

Impact on net income (loss)	$2,098	$6,228	$(1,868)	$6,458	*

*	The $6.5 million impact on net income is due to 27 policies on which we decided to continue to fund the premiums after ABRG elected not to continue to fund the premiums. With respect to the associated loans, we received a gain on forgiveness of debt with no offsetting loss on loan payoffs and settlements, net.

Structured Settlements

Structured settlements refer to a contract between a plaintiff and defendant whereby the plaintiff agrees to settle a lawsuit (usually a personal injury, product liability or medical malpractice claim) in exchange for periodic payments over time. Recipients of structured settlements are permitted to sell their deferred payment streams pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval. Through such sales, we purchase a certain number of fixed, scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment, thereby serving the liquidity needs of structured settlement holders. During year ended December 31, 2009 and 2010, this purchase discount produced a yield that averaged 16.3% and 19.4%, respectively. We generally sell our structured settlement assets to institutional investors for cash and recognize a gain on the sale.

Structured settlements are an attractive asset class for institutional investors for several reasons. The majority of the insurance companies that issue the structured settlements we purchase carry financial strength ratings of “A1” or better by Moody’s Investors Services or “A−” or better by Standard & Poor’s. The periodic payments that make up structured settlements can extend for 20 years or more. This long average life coupled with no risk of prepayment and little credit risk result in a relatively liquid financial asset that can be sold directly to institutional investors such as insurance companies and pension funds.

We believe that we have various funding alternatives for the purchase of structured settlements. In addition to available cash, on September 24, 2010, we entered into an arrangement to provide us up to $50 million to finance the purchase of structured settlements. We also have other parties to whom we have sold settlement assets in the past, and to whom we believe we can sell assets in the future. We will continue to evaluate alternative financing arrangements, which could include selling pools of structured settlements to third parties and securing a warehouse line of credit that would allow us to aggregate structured settlements.

During the capital markets dislocation in 2008 and 2009, in order to sell portfolios of structured settlements to strategic buyers, we were required to offer discount rates as high as approximately 12.0%. During 2010, the discount rate for our sale of structured settlements decreased. During the year ended December 31, 2010, our weighted average sale discount rate for sales of structured settlements was 8.9%, which includes the sale of both guaranteed (non life-contingent) and life-contingent structured settlements. Life-contingent structured settlements are deferred payment streams that terminate upon the death of the structured settlement recipient. Guaranteed (non life-contingent) structured settlements terminate on a pre-determined date and do not cease upon the recipient’s death.

We originated 565 transactions during the year ended December 31, 2010 as compared to 396 transactions during the same period in 2009, an increase of 43%. We incurred total expenses of $13.1 million during the year ended December 31, 2010 as compared to $9.5 million during the year ended December 31, 2009. The historical operating results of our structured settlement segment reflect our investment in the start up costs and the initial growth of our structured settlement operations.

Principal Revenue and Expense Items

Components of Revenue

Agency Fee Income

In connection with our premium finance business, we earn agency fees that are paid by the referring life insurance agents. Because agency fees are not paid by the borrower, such fees do not accrue over the term of the loan. We typically charge and receive agency fees from the referring agent within approximately 46 days of our funding the loan. Referring insurance agents pay the agency fees to our subsidiary, Imperial Life and Annuity Services, LLC, a licensed insurance agency, for the due diligence performed in underwriting the premium finance transaction. The amount of the agency fee paid by a referring life insurance agent is negotiated with the referring agents based on a number of factors, including the size of the policy and the amount of premiums on the policy. Agency fees as a percentage of the principal balance of loans originated during the periods below are as follows:

	Year Ended
	December 31,
	2010	2009	2008

Agency fees as a percentage of the principal balance of the loans originated	48.8%	50.6%	49.2%

Interest Income

We receive interest income that accrues over the life of the premium finance loan and is due upon the date of maturity or upon repayment of the loan. Substantially all of the interest rates we charge on our premium finance loans are floating rates that are calculated at the one-month LIBOR rate plus an applicable margin. In addition, our premium finance loans have a floor interest rate and are capped at 16.0% per annum. For loans with floating rates, each month the interest rate is recalculated to equal one-month LIBOR plus the applicable margin, and then, if necessary, adjusted so as to remain at or above the stated floor rate and at or below the capped rate of 16.0% per annum. Interest income is recognized using the effective interest method over the life of the loan.

The weighted average per annum interest rate for premium finance loans outstanding as of the dates below is as follows:

	Year Ended
	December 31,
	2010	2009	2008

Weighted average per annum interest rate	11.4%	10.9%	10.4%

Interest income also includes interest earned on structured settlement receivables. Until we sell our structured settlement receivables, the structured settlements are held on our balance sheet. Purchase discounts are accreted into interest income using the effective-interest method.

Origination Fee Income

We charge our borrowers an origination fee as part of the premium finance loan origination process. It is a one-time fee that is added to the loan amount and is due upon the date of maturity or upon repayment of the loan. Origination fees are recognized on an effective-interest method over the term of the loan.

Origination fees as a percentage of the principal balance of loans originated during the periods below are as follows:

	Years Ended
	December 31,
	2010	2009	2008

Origination fees as a percentage of the principal balance of the loans	41.5%	44.7%	39.9%
Origination fees per annum as a percentage of the principal balance of the loans	22.7%	19.2%	15.4%

Gain on Sale of Structured Settlements

We purchase a certain number of fixed, scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment. We negotiate a purchase price that is calculated as the present value of the future payments to be purchased, discounted at a rate equal to our required investment yield. From time to time, we sell portfolios of structured settlements to institutional investors. The sale price is calculated as the present value of the future payments to be sold, discounted at a negotiated yield. We record any amounts of sale proceeds in excess of our carrying value as a gain on sale.

Gain on the Forgiveness of Debt

We entered into a settlement agreement with Acorn, as described previously, whereby our borrowings under the Acorn credit facility were cancelled, resulting in a gain on forgiveness of debt. A gain on forgiveness of debt is recorded at the time at which we are legally released from our borrowing obligations.

Change in Fair Value of Life Settlements and Structured Settlement Receivables.

We have elected to carry our investments in life settlements at fair value. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlement receivables at fair value. Any change in fair value upon re-measurement of these investments is recorded through our change in fair value of life settlement and structured settlement receivables.

Gain on Sale of Life Settlements

Gain on sale of life settlements includes gain from company-owned life settlements and gains from sales on behalf of third parties.

Components of Expenses

Interest Expense

Interest expense is interest accrued monthly on credit facility borrowings that are used to fund premium finance loans and promissory notes that were used to fund operations and corporate expenses. Interest is generally compounded monthly and payable as the collateralized loans mature.

Our weighted average interest rate for our credit facilities and promissory notes outstanding as of the dates indicated below is as follows:

	December 31,
	2010	2009	2008

Weighted average interest rate under credit facilities	17.1%	15.6%	13.9%
Weighted average interest rate under promissory notes	16.5%	16.5%	15.9%
Total weighted average interest rate	17.0%	15.7%	14.2%

Provision for Losses on Loans Receivable

We specifically evaluate all loans for impairment, on a monthly basis, based on the fair value of the underlying life insurance policies as collectability is primarily collateral dependent. The fair value of the life insurance policy is determined using our valuation model, which is a Level 3 fair value measurement. For loans with lender protection insurance, the insured value is also considered when determining the fair value of the life insurance policy. The insured value is not directly correlated to any portion of the loan, such as principal, accrued interest, accreted origination income, or other fees which may be charged or incurred on these types of loans. The insured value is the amount we would receive in the event that we filed a lender protection insurance claim. The lender protection insurer limits the insured value to an amount equal to or less than its determination of the value of the life insurance policy underlying our premium finance loan based on its own models and assumptions, which may be equal to or less than the carrying value of the loan receivable. For all loans, the amount of loan impairment, if any, is calculated as the difference in the fair value of the life insurance policy and the carrying value of the loan receivable. Loan impairments are charged to the provision for losses on loans receivable in our consolidated and combined statement of operations.

In some instances, we make a loan to an insured whereby we immediately record a loan impairment valuation adjustment against the principal of the loan. Loans that experience an immediate impairment are made when the transaction components that are not included in the loan, such as agency fees, offset or exceed the amount of the impairment.

For loans that matured during the year ended December 31, 2010 and 2009, 99.3% and 85%, respectively, of such loans were not repaid at maturity. In such events of default, the borrower typically relinquishes beneficial ownership of the policy to us in exchange for our release of the debt (or we enforce our security interests in the beneficial interests in the trust that owns the policy). For loans that have lender protection insurance, we make a claim against the lender protection insurance policy and, subject to policy terms and conditions, the insurer has the right to direct control or take beneficial ownership of the policy upon payment of our claim.

For loans that had lender protection insurance and matured during the years ended December 31, 2010 and 2009, 419 and 56 loans were not repaid at maturity, respectively. Of these loans, 419 and 56 were submitted to our lender protection insurer. The net carrying value of the loans (which includes principal, accrued interest income, and accrued origination fees, net of impairment) at the time of payoff during the year ended December 31, 2010 and December 31, 2009 was $152.8 million and $23.8 million, respectively. The amount of cash received by us for those loans was $153.3 million and $24.6 million, respectively. This resulted in a gain during the year ended December 31, 2010 and December 31, 2009 of $578,000 and $741,000, respectively. This gain was primarily attributable to the insurance amount at the time of payoff exceeding the contractual amounts due under the terms of the loan agreement. Therefore, the amount of claims paid by the lender protection insurer was in excess of 100% of the net carrying value of the loans. The following table provides information on the insured loans that were not repaid at maturity for the periods indicated below (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Number of loans matured	426	78
Number of loans impaired at maturity	251	32
Loans not repaid at maturity	419	56
Claims submitted to lender protection insurer	419	56
Claims paid by lender protection insurer	419	56
Amount of claims paid	$153,330	$24,555
Net carrying value of loans at payoff	$152,752	$23,814
Gain on LPIC payoffs (all loans)	$578	$741
Gain on LPIC payoffs (impaired loans)	$165	$304
Percent of claims paid by lender protection insurer	100%	100%

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	December 31,
	2010	2009	2008

Percentage of total number of loans outstanding with lender protection insurance	93.9%	91.2%	70.4%
Percentage of total loans receivable, net balance covered by lender protection insurance	94.1%	93.7%	79.9%

We use a method to determine the loan impairment valuation adjustment which assumes the “worst case” scenario for the fair value of the collateral based on the insured coverage amount. At the time of loan origination, we will record impairment even though no loans are considered non-performing as no payments are due by the borrower. Loans with insured collateral represented 93.9% and 91.2% of our loans as of December 31, 2010 and

December 31, 2009, respectively. We believe that the amount of impairments recorded over the past 18 months is higher than normal due to the state of the credit markets which negatively affected the fair value of the collateral for the loans. During the past 18 months, the insured value of the collateral has often been its highest value. The higher amount of impairment experienced in the latter part of 2009 and during 2010 reflects the realization of less than the contractual amounts due under the terms of the loans receivable. We believe that if the market for life insurance policies improves, our realization rates for the contractual amounts of interest income and origination income should improve as well.

The following table shows the amount of impairment recorded on loans outstanding with and without lender protection insurance during each period (dollars in thousands):

	Year Ended December 31,	Year Ended December 31,
	2010	2009

Provision for losses on loans receivable with lender protection insurance	$2,553	$7,008
Provision (recoveries) for losses on loans receivable without lender protection insurance	1,923	2,822

Total provision for losses on loans receivable	$4,476	$9,830

Loss on Loan Payoffs and Settlements, Net

When a premium finance loan matures, we record the difference between the net carrying value of the loan receivable (which includes the loan principal balance, accrued interest and accreted origination fees, net of any impairment valuation adjustment) and the cash received, or the fair value of the life insurance policy that is obtained if there is a default and the policy is relinquished, as a gain or loss on loan payoffs and settlements, net. This account was significantly impacted by the Acorn settlement, as discussed above, whereby we recorded a loss on loan payoffs and settlements, net, of $5.5 million, $10.2 million and $1.9 million during the years ended December 31, 2010, 2009 and 2008, respectively, under the direct write-off method, as opposed to charging our provision for losses on loan receivables.

Amortization of Deferred Costs

Deferred costs include premium payments made by us to our lender protection insurer. These expenses are deferred and recognized over the life of the note using the effective interest method. Deferred costs also include credit facility closing costs such as legal and professional fees associated with the establishment of our credit facilities, which deferred costs are recognized over the life of the debt. We expect our deferred costs to decline over time as our portfolio of loans with lender protection insurance matures.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses include salaries and benefits, professional and consulting fees, marketing, depreciation and amortization, bad debt expense, and other related expenses to support our ongoing businesses.

Critical Accounting Policies

Critical Accountings Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the loan impairment valuation, allowance for doubtful accounts, and the valuation of investments in life settlements (life insurance policies) have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with the estimates as well as selected other critical accounting policies. For further information on our critical accounting policies, see the discussion in Note 2 to our audited consolidated and combined financial statements.

Premium Finance Loans Receivable

We report loans receivable acquired or originated by us at cost, adjusted for any deferred fees or costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables — Nonrefundable Fees and Other Costs, discounts, and loan impairment valuation. All loans are collateralized by life insurance policies. Interest income is accrued on the unpaid principal balance on a monthly basis based on the applicable rate of interest on the loans.

In accordance with ASC 310, Receivables, we specifically evaluate all loans for impairment based on the fair value of the underlying policies as collectability is primarily collateral dependent. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying insurance policies. In the event of default, the borrower typically relinquishes beneficial ownership of the policy to us in exchange for our release of the debt (or we enforce our security interests in the beneficial interests in the trust that owns the policy). For loans that have lender protection insurance, we make a claim against the lender protection insurance policy and, subject to terms and conditions of the lender protection insurance policy, our lender protection insurer has the right to direct control or take beneficial ownership of the policy upon payment of our claim. For loans without lender protection insurance, we have the option of selling the policy or maintaining it on our balance sheet for investment.

We evaluate the loan impairment valuation on a monthly basis based on our periodic review of the estimated value of the underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The loan impairment valuation is established as losses on loans are estimated and the provision is charged to earnings. Once established, the loan impairment valuation cannot be reversed to earnings.

In order to originate premium finance transactions during the recent dislocation in the capital markets, we procured lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage.

Ownership of Life Insurance Policies

In the ordinary course of business, a large portion of our borrowers may default by not paying off the loan and relinquish beneficial ownership of the life insurance policy to us in exchange for our release of the obligation to pay amounts due. We account for life insurance policies we acquire upon relinquishment by our borrowers as investments in life settlements (life insurance policies) in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. Thus far, we have elected to account for these life insurance policies as investments using the fair value method.

We initially record investments in life settlements at the transaction price. For policies acquired upon relinquishment by our borrowers, we determine the transaction price based on fair value of the acquired policies at the date of relinquishment. The difference between the net carrying value of the loan and the transaction price is recorded as a gain (loss) on loan payoffs and settlement. For policies acquired for cash, the transaction price is the amount paid.

The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as change in fair value of life settlements in our consolidated and combined statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The discount rate at December 31, 2010 was 15% to 17% and the fair value of our investment in life insurance policies was $17.1 million.

Following our recently completed initial public offering, our investment in life settlements (life insurance policies) may increase over time as we begin to make loans without lender protection insurance, as a result of which we have the option to retain a number of the life insurance policies relinquished to us by our borrowers upon default under those loans. Since the term of our premium finance loans is typically 26 months, it will be at least 26 months from the closing of our recently completed initial public offering before we are likely to retain any appreciable number of policies relinquished to us by our borrowers upon default.

Valuation of Insurance Policies

Our valuation of insurance policies is a critical component of our estimate for the loan impairment valuation and the fair value of our investments in life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions which we estimate are the life expectancy of the insured and the discount rate.

In determining the life expectancy estimate, we analyze medical reviews from third-party medical underwriters. The health of the insured is summarized by the medical underwriters into a life assessment which is based on the review of historical and current medical records. The medical underwriting assesses the characteristics and health risks of the insured in order to quantify the health into a mortality rating that represents their life expectancy.

The probability of mortality for an insured is then calculated by applying the life expectancy estimate to a mortality table. The mortality table is created based on the rates of death among groups categorized by gender, age, and smoking status. By measuring how many deaths occur before the start of each year, the table allows for a calculation of the probability of death in a given year for each category of insured people. The probability of mortality for an insured is found by applying their mortality rating from the life expectancy assessment to the probability found in the actuarial table for the insured’s age, sex and smoking status.

The resulting mortality factor represents an indication as to the degree to which the given life can be considered more or less impaired than a standard life having similar characteristics (i.e. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life.

The mortality rating is used to create a range of possible outcomes for the given life and assign a probability that each of the possible outcomes might occur. This probability represents a mathematical curve known as a mortality curve. This curve is then used to generate a series of expected cash flows over the remaining expected lifespan of the insured and the corresponding policy. An internal rate of return calculation is then used to determine the price of the policy. If the insured dies earlier than expected, the return will be higher than if the insured dies when expected or later than expected.

The calculation allows for the possibility that if the insured dies earlier than expected, the premiums needed to keep the policy in force will not have to be paid. Conversely, the calculation also considers the possibility that if the insured lives longer than expected, more premium payments will be necessary. Based on these considerations, each possible outcome is assigned a probability and the range of possible outcomes is then used to create a price for the policy.

At the end of each reporting period we re-value the life insurance policies using our valuation model in order to update our loan impairment valuation for loans receivable and our estimate of fair value for investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and structured settlements are considered Level 3 assets as there is currently no active market where we are able to observe quoted prices for identical assets and our valuation model incorporates significant inputs that are not observable. Our impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs are the life expectancy of the insured and the discount rate, which are not observable. Although collateral without lender protection insurance is a Level 3 asset, we believe that the fair value is predictable based on the fixed contractual terms of the life insurance policy and its premium schedule and death benefit, as well as the ability to predict the insured’s age at the time of loan maturity, which are some of the key factors in determining the fair market value of a life insurance policy.

Fair Value Option

As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record newly-acquired structured settlements at fair value. We have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities, and commitments where we have elected the fair value option are recorded in our consolidated and combined statement of operations. We have made this election because it is our intention to sell these assets within the next twelve months, and we believe it significantly reduces the disparity that exists between the GAAP carrying value of these structured settlements and our estimate of their economic value.

Revenue Recognition

Our primary sources of revenue are in the form of agency fees, interest income, origination fee income and gains on sales of structured settlements. Our revenue recognition policies for these sources of revenue are as follows:

•	Agency Fees — Agency fees are paid by the referring life insurance agents based on negotiations between the parties and are recognized at the time a premium finance loan is funded. Because agency fees are not paid by the borrower, such fees do not accrue over the term of the loan. We typically charge and receive agency fees from the referring agent within approximately 46 days of our funding the loan. A separate origination fee is charged to the borrower which is amortized into income over the life of the loan.

•	Interest Income — Interest income on premium finance loans is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition. Discounts on structured settlement receivables are accreted over the life of the settlement using the effective interest method.

•	Origination Fee Income — Loans often include origination fees which are fees payable to us on the date the loan matures. The fees are negotiated at the inception of the loan on a transaction by transaction basis. The fees are accreted into income over the term of the loan using the effective interest method.

•	Gains on Sales of Structured Settlements — Gains on sales of structured settlements are recorded when the structured settlements have been transferred to a third party and we no longer have continuing involvement, in accordance with ASC 860, Transfers and Servicing.

Interest and origination income on impaired loans is recognized when it is realizable and earned in accordance with ASC 605, Revenue Recognition. Persuasive evidence of an arrangement exists through a loan agreement which is signed by a borrower prior to funding and sets forth the agreed upon terms of the interest and origination fees. Interest income and origination income are earned over the term of the loan and are accreted using the effective interest method. The interest and origination fees are fixed and determinable based on the loan agreement. For impaired loans, we do not recognize interest and origination income which we believe is uncollectible. At the end of the reporting period, we review the accrued interest and accrued origination fees in conjunction with our loan impairment analysis to determine our best estimate of uncollectible income that is then reversed. We continually reassess whether the interest and origination income are collectible as the fair value of the collateral typically increases over the term of the loan. Since our loans are due upon maturity, we cannot determine whether a loan is performing or non-performing until maturity. For impaired loans, our estimate of proceeds to be received upon maturity of the loan is generally correlated to our current estimate of fair value of the collateral, but also incorporates expected increases in fair value of the collateral over the term of the loan, trends in the market, sales activity for life insurance policies, and our experience with loans payoffs.

Deferred Costs

Deferred costs include costs incurred in connection with acquiring and maintaining credit facilities and costs incurred in connection with securing lender protection insurance. These costs are amortized over the life of the related loan using the effective interest method and are classified as amortization of deferred costs in the accompanying consolidated and combined statement of operations.

Loss in Loan Payoffs and Settlements, Net

When a premium finance loan matures, we record the difference between the net carrying value of the loan and the cash received, or the fair value of the life insurance policy that is obtained in the event of payment default, as a gain or loss on loan payoffs and settlements, net. This account was significantly impacted by the Acorn settlement, as discussed above, whereby we recorded a loss on loan payoffs and settlements, net, of $5.5 million, $10.2 million and $1.9 million during the years ended December 31, 2010, 2009 and 2008, respectively, under the direct write-off method, as opposed to charging our provision for losses on loan receivables.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Prior to the closing of our recently completed initial public offering, we converted from a Florida limited liability company to a Florida corporation. Under ASC 740, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

Stock-Based Compensation

We have adopted ASC 718, Compensation — Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments awarded upon or after the closing of our recent initial public offering will be determined based on a valuation using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

Accounting Changes

Note 2 of the Notes to Consolidated and Combined Financial Statements discusses accounting standards adopted in 2010, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis and Notes to the Consolidated and Combined Financial Statements.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Our results of operations are discussed below in two parts: (i) our consolidated results of operations and (ii) our results of operations by segment.

Consolidated Results of Operations (in thousands)

	Year Ended December 31,
	2010	2009	2008

Income
Agency fee income	$10,149	$26,114	$48,004
Servicing fee income	413	—	—
Interest income	18,660	21,483	11,914
Origination fee income	19,938	29,853	9,399
Gain on sale of structured settlements	6,595	2,684	443
Gain on forgiveness of debt	7,599	16,410	—
Gain on sale of life settlements	1,951	—	—
Change in fair value of life settlements	10,156	—	—
Change in fair value of structured receivables	2,477	—	—
Change in equity investments	(1,284)	—	—
Other income	242	71	47

Total income	76,896	96,615	69,807
Expenses
Interest expense	28,156	33,755	12,752
Provision for losses on loans receivable	4,476	9,830	10,768
Loss (gain) on loan payoffs and settlements, net	4,981	12,058	2,738
Amortization of deferred costs	24,465	18,339	7,569
Selling, general and administrative expenses	30,515	31,269	41,566

Total expenses	92,593	105,251	75,393

Net loss	$(15,697)	$(8,636)	$(5,586)

Premium Finance Segment Results (in thousands)

	Year Ended December 31,
	2010	2009	2008

Income	$67,366	$92,648	$68,743
Expenses	68,634	82,435	52,733

Segment operating income (loss)	$(1,268)	$10,213	$16,010

Structured Settlement Segment Results (in thousands)

	Year Ended December 31,
	2010	2009	2008

Income	$9,530	$3,967	$1,064
Expenses	13,066	9,475	9,770

Segment operating loss	$(3,536)	$(5,508)	$(8,706)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	Year Ended December 31,
	2010	2009	2008

Segment operating income (loss)	$(4,804)	$4,705	$7,304
Unallocated expenses:
SG&A expenses	7,125	8,052	10,052
Interest expense	3,768	5,289	2,838

Net loss	$(15,697)	$(8,636)	$(5,586)

2010 Compared to 2009

Net loss for the year ended December 31, 2010 was $15.7 million as compared to $8.6 million for the year ended December 31, 2009. Our premium finance segment operating income decreased $11.5 million, primarily caused by decreased agency fee income and origination fee income. These declines were directly related to a reduction in the number of otherwise viable premium finance transactions that we could complete as we funded only 97 loans during the year ended December 31, 2010, a 50% decrease compared to the 194 funded during the year ended 2009. This reduction in the number of loans originated was caused by increased financing costs and stricter coverage limitations provided by our lender protection insurer. As a result, we experienced a decrease in agency fee income of $16.0 million, or 61% and a decrease in origination fee income of $9.9 million, or 33%. These decreases were partially offset by an increase in the change in fair value of investments of $10.2 million, a decrease in interest expense of $5.6 million and a decrease in SG&A expense of $754,000.

Our results of operations for the year ended December 31, 2010 have been impacted by the execution of a settlement claims agreement which resulted in a one-time transaction charge of $6.4 million (see below). On September 8, 2010, the lender protection insurance related to our credit facility with Ableco Finance, LLC (“Ableco”) was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million. We used approximately $64.0 million of the settlement proceeds to pay off the credit facility with Ableco in full and the remainder was used to pay off almost all of the amounts borrowed under the grid promissory note in favor of CTL Holdings, LLC. As a result of this settlement transaction, our subsidiary, Imperial PFC Financing, LLC, a special purpose entity, agreed to reimburse the lender protection insurer for certain loss payments and related expenses by remitting to the lender protection insurer all amounts received in the future in connection with the related premium finance loans issued through the Ableco credit facility and the life insurance policies collateralizing those loans until such time as the lender protection insurer has been reimbursed in full in respect of its loss payments and related expenses.

Under the lender protection program, we pay lender protection insurance premiums at or about the time the coverage for a particular loan becomes effective. We record this amount as a deferred cost on our balance sheet, and then expense the premiums over the life of the underlying premium finance loans using the effective interest method. As of September 8, 2010, the deferred premium costs associated with the Ableco facility totaled $5.4 million. Since these insurance claims have been prepaid and Ableco has been repaid in full, we have accelerated the expensing of these deferred costs and recorded this $5.4 million expense as Amortization of Deferred Costs. Also in connection with the termination of the Ableco facility, we have accelerated the expensing of approximately $980,000 of deferred costs which resulted from professional fees related to the creation of the Ableco facility. We recorded these charges as Amortized Deferred Costs. In the aggregate, we accelerated the expensing of $6.4 million in deferred costs as a result of this one-time transaction. The insurance claims settlement of $96.9 million was recorded as lender protection insurance claims paid in advance on our consolidated and combined balance sheet. As the premium finance loans mature and in the event of default, the insurance claim is applied against the premium finance loan. As of December 31, 2010, we have approximately $31.2 million remaining of lender protection insurance claims paid in advance related to premium finance loans which have not yet matured. The remaining premium finance loans financed by Ableco will mature by August 5, 2011.

Amortization of deferred costs increased to $24.5 million during the year ended December 31, 2010 as compared to $18.3 million for the year ended 2009, an increase of $6.2 million, or 34% due to the settlement claims agreement described above. In total, lender protection insurance related costs accounted for $20.7 million and $16.0 million of total amortization of deferred costs during the years ended December 31, 2010 and 2009, respectively.

Gain on forgiveness of debt decreased to $7.6 million during the year ended December 31, 2010 compared to $16.4 million for the year ended December 31, 2009, a decrease of $8.8 million, or 54%. The reduced gain on forgiveness of debt was offset by a reduction in loss on loan settlement and payoffs, net of $5.5 million as a result of our writing off of fewer loans that were originated under the Acorn facility.

Gain on sale of structured settlements was $6.6 million during the year ended December 31, 2010 compared to $2.7 million for the year ended December 31, 2009. The increase was primarily due to the number of transactions sold. In 2010, we sold 630 structured settlements compared to 439 sales in 2009.

2009 Compared to 2008

Net loss for 2009 was $8.6 million compared to $5.6 million in 2008. We were without funding and, therefore, unable to originate premium finance loans for a total of 35 weeks in 2009 compared to a total of 9 weeks in 2008. As a result, we experienced a significant decline in premium finance loan originations from 499 loans originated in 2008 to 194 loans originated in 2009, a decrease of 61%. As agency fee income is earned solely as a function of originating loans, we also experienced a decrease in agency fee income to $26.1 million in 2009 from $48.0 million in 2008, a decrease of $21.9 million, or 46%.

The reduction in agency fees was largely offset by an increase in origination fee income to $29.9 million in 2009 compared to $9.4 million in 2008, an increase of $20.5 million, or 218%, primarily due to the increase in the aggregate principal amount of the loans receivable and an increase in origination fees charged. Additionally, our selling, general and administrative expenses decreased to $31.3 million in 2009 compared to $41.6 million in 2008, a decrease of $10.3 million, or 25%. Given the difficult economic environment, we made staff reductions which resulted in a $2.4 million decrease in payroll expenses. We also reduced our television and radio expenditures in our structured settlement segment which led to an $835,000 decrease in marketing expenses. Additionally, we incurred $2.6 million less in professional fees.

Interest income was $21.5 million in 2009 compared to $11.9 million in 2008, an increase of $9.6 million, or 81%, primarily due to the increase in the aggregate principal amount of the loans receivable and the compounding of interest on the loan receivable balance that continues to grow until the loan matures.

Interest expense was $33.8 million in 2009 compared to $12.8 million in 2008, an increase of $21.0 million, or 165%, primarily due to higher note payable balances as well as higher interest rates. Amortization of deferred costs was $18.3 million in 2009 compared to $7.6 million in 2008, an increase of $10.7 million, or 141%. Lender protection insurance related costs accounted for $16.0 million and $6.2 million of total amortization of deferred costs during 2009 and 2008, respectively.

During 2009, we continued to invest in our structured settlements business. We did this with the expectation that expenses would continue to exceed revenue while we made investments in building the business and increasing our capacity to purchase new transactions. We originated 396 transactions with an undiscounted face value of $28.9 million during 2009 as compared to 276 transactions with an undiscounted face value of $18.3 million in 2008, an increase in the number of transactions of 43% and an increase in the undiscounted face value of 58%. We incurred selling, general and administrative expenses in our structured settlements segment of $9.5 million during 2009 compared to $9.8 million in 2008, a decrease of $295,000, or 3%. Gain on sale of structured settlements was $2.7 million in 2009 compared to $443,000 in 2008, an increase of $2.3 million, or 506%. The increase in gain on sale was a result of more sales of structured settlements and a higher percentage of gain on the sales.

Segment Information

We operate our business through two reportable segments: premium finance and structured settlements. Our segment data discussed below may not be indicative of our future operations.

Premium Finance Business

Our results of operations for our premium finance segment for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Income
Agency fee income	$10,146	$26,114	$48,004
Interest income	18,326	20,271	11,340
Origination fee income	19,938	29,853	9,399
Gain on forgiveness of debt	7,599	16,410	—
Change in fair value of life settlements	10,156	—	—
Gain on sale of life settlements	1,951	—	—
Change in equity investments	(1,284)	—	—
Servicing fee income	403	—	—
Other	131	—	—

	67,366	92,648	68,743
Direct segment expenses
Interest expense	24,387	28,466	9,914
Provision for losses	4,476	9,830	10,768
Loss (gain) on loan payoff and settlements, net	4,981	12,058	2,738
Amortization of deferred costs	24,465	18,339	7,569
SG&A expense	10,325	13,742	21,744

	68,634	82,435	52,733

Segment operating income (loss)	$(1,268)	$10,213	$16,010

2010 Compared to 2009

Income

Agency Fee Income.  Agency fee income was $10.1 million for the year ended December 31, 2010 compared to $26.1 million for the same period in 2009, a decrease of $16.0 million, or 61%. Agency fee income is earned solely as a function of originating loans. We funded only 97 loans during the year ended December 31, 2010, a 50% decrease compared to the 194 loans funded during the same period of 2009. This reduction in the number of loans originated was caused by increased financing costs and stricter coverage limitations provided by our lender protection insurer.

Agency fees as a percentage of the principal balance of the loans originated during each period was as follows (dollars in thousands):

	Year Ended
	December 31,
	2010	2009

Principal balance of loans originated	$20,536	$51,573
Number of transactions originated	97	194
Agency fees	$10,146	$26,114
Agency fees as a percentage of the principal balance of loans originated	48.8%	50.6%

Interest Income.  Interest income was $18.3 million for the year ended December 31, 2010 compared to $20.3 million for the year ended December 31 2009, a decrease of $2 million or 10%. Interest income declined as the average balance of loans receivable, net decreased. The balance of loans receivable, net, decreased from $189.1 million to $90.5 million during the year ended December 31, 2010. There were no significant changes in interest rates. The weighted average per annum interest rate for premium finance loans outstanding as of December 31, 2010 and 2009 was 11.9% and 10.9%, respectively.

Origination Fee Income.  Origination fee income was $19.9 million for the year ended December 31, 2010 compared to $29.9 million for December 31, 2009, a decrease of $10 million, or 33%. Origination fee income decreased due to a decline in new loans originated in 2010 as well as a decline in the average balance of loans receivable, net, as noted above. Origination fees as a percentage of the principal balance of the loans originated was 41.5% during the year ended December 31, 2010 compared to 44.7% for the year ended December 31, 2009.

Gain on Forgiveness of Debt.  Gain on forgiveness of debt was $7.6 million for the year ended December 31, 2010 compared to $16.4 million for December 31, 2009, a decrease of $8.8 million, or 54%. These gains arose out of the Acorn settlement as described previously and include $1.9 million related to loans written off in December 2008, but the corresponding gain on forgiveness of debt was not recognized until 2009 at the time the Acorn settlement was finalized. Only 15 loans out of 119 loans financed in this facility remained outstanding as of December 31, 2010. The gains were substantially offset by a loss on loan payoffs of the associated loans of $5.5 million and $10.2 million during the year ended December 31, 2010, and 2009, respectively.

Change in Fair Value of Life Settlements.  Change in fair value of life settlements was $10.2 million for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009. During the period, we acquired life insurance policies that were relinquished to us upon default of loans secured by such policies. We also acquired life insurance policies directly from third parties. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. We recorded change in fair value gains of approximately $10.2 million for the year ended December 31, 2010 due primarily to the evaluation of the fair value of these policies at the end of the reporting period. In several instances there were increases in fair value due to declines in life expectancies of the insured.

Gain on Sale of Life Settlement.  Gain on sale of life settlements was $2.0 million for 2010 as compared to $0 for 2009. This relates to gains on sales of life settlements including gains from company-owned life settlements and gains from sales on behalf of third parties. There were no such transactions during 2009.

Change in equity investments.  Change in equity investment was a decrease of $1.3 million for 2010 as compared to $0 for 2009. We wrote off our entire investment in life settlement fund as the Company determined that the estimated fair value of the investment was zero and the decline was other than temporary.

Expenses

Interest Expense.  Interest expense was $24.4 million for the year ended December 31, 2010 compared to $28.5 million for the year ended December 31, 2009, a decrease of $4.1 million or 14%. The decrease in interest expense is due to a reduction in the amount of loans outstanding, as a result of the repayment of outstanding indebtedness with the proceeds received in connection with the Ableco claims settlement agreement described above.

Provision for Losses on Loans Receivable.  Provision for losses on loans receivable was $4.5 million for the year ended December 31, 2010 compared to $9.8 million for the year ended December 31, 2009, a decrease of $5.3 million, or 54%. The decrease in the provision for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was due to less loan impairments recorded on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy and a decrease in loan impairment related to new loans originated, as there were fewer new loans originated for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Loss on Loan Payoffs and Settlements, Net.  Loss on loan payoffs and settlements, net, was $5.0 million for the year ended December 31, 2010 compared to $12.1 million for the year ended December 31, 2009, a decrease of $7.1 million, or 59%. The decline in loss on loan payoffs and settlements, net, was due to the reduction of loans written off in the first half of 2010 as a result of the Acorn settlement. In the year ended December 31, 2010, we wrote off only 22 loans compared to 87 loans written off in the year ended December 31, 2009. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of $500,000 for the year ended December 31, 2010 and a loss on loan payoffs and settlements, net, of $1.9 million for the year ended December 31, 2009.

Amortization of Deferred Costs.  Amortization of deferred costs was $24.5 million for the year ended December 31, 2010 as compared to $18.3 million for the year ended December 31, 2009, an increase of $6.2 million, or 34%. In connection with the full payoff of the Ableco credit facility, we accelerated the expensing of the remaining $5.4 million of associated deferred lender protection insurance costs. We also accelerated the expensing of approximately $980,000 of deferred costs related to fees incurred in connection with the creation of the Ableco facility. In total, lender protection insurance related costs accounted for $20.7 million and $16.0 million of total amortization of deferred costs for the year ended December 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.3 million for the year ended December 31, 2010 compared to $13.7 million for the year ended December 31, 2009, a decrease of $3.4 million, or 25%. Bad debt decreased by $1.2 million, legal fees decreased by $538,000, life expectancy evaluation expenses decreased by $498,000 and other operating expenses decreased by $1.2 million.

Adjustments to our allowance for doubtful accounts for past due agency fees are charged to bad debt expense. Our determination of the allowance is based on an evaluation of the agency fee receivable, prior collection history, current economic conditions and other inherent risks. We review agency fees receivable aging on a regular basis to determine if any of the receivables are past due. We write off all uncollectible agency fee receivable balances against our allowance. The aging of our agency fees receivable as of the dates below is as follows (in thousands):

	Year Ended
	December 31,
	2010	2009

30 days or less from loan funding	$559	$2,018
31 — 60 days from loan funding	—	—
61 — 90 days from loan funding	—	32
91 — 120 days from loan funding	—	214
Over 120 days from loan funding	207	21

Total	$766	$2,285
Allowance for doubtful accounts	(205)	(120)

Agency fees receivable, net	$561	$2,165

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the year ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Year Ended
	December 31,
	2010	2009

Balance at beginning of period	$120	$769
Bad debt expense	85	1,290
Write-offs	—	(1,939)
Recoveries	—	—

Balance at end of period	$205	$120

The allowance for doubtful accounts for past due agency fees as of December 31, 2010 was $205,000 as compared to $120,000 as of December 31, 2009. Throughout 2010, we continued to evaluate the collectability of agency fee receivables and recorded approximately $85,000 in bad debt expense during the year ended December 31, 2010. We made improvements to our collection process and in our selection of agents with whom we work and our allowance and bad debt expense have returned to what we consider normal levels in 2010.

2009 Compared to 2008

Income

Agency Fee Income.  Agency fee income was $26.1 million in 2009 compared to $48.0 in 2008, a decrease of $21.9 million, or 46%. Agency fee income is earned solely as a function of originating loans. Due to the increases in our financing costs and our inability to access financing during periods in 2009, we experienced a significant decline in premium finance loan originations from 499 loans originated in 2008 to 194 loans originated in 2009, a decrease of 61%.

	Year Ended
	December 31,
	2009	2008

Principal balance of loans originated	$51,573	$97,559
Number of transactions originated	194	499
Agency fees	$26,114	$48,004
Agency fees as a percentage of the principal balance of loans originated	50.6%	49.2%

Interest Income.  Interest income was $20.3 million in 2009 compared to $11.3 million in 2008, an increase of $9.0 million, or 79%. The increase in interest was due to an increase in the aggregate principal amount of the loans receivable and the compounding of interest on the loan receivable balance that continues to grow until the loan matures. Loans receivable, net, was $189.1 million in 2009 compared to $148.7 million in 2008. The weighted average per annum interest rate for premium finance loans outstanding as of December 31, 2009 and 2008 was 10.9% and 10.4%, respectively.

Origination Fee Income.  Origination fee income was $29.9 million in 2009 compared to $9.4 million in 2008, an increase of $20.5 million, or 218%. The increase was attributable to an increase in the aggregate principal amount of the loans receivable and an increase in the origination fee charged. Origination fees as a percentage of the principal balance of the loans originated was 44.7% during 2009 compared to 39.9% in 2008.

Gain on Forgiveness of Debt.  Gain on forgiveness of debt was $16.4 million in 2009 compared to $0 in 2008. The gain on forgiveness of debt was attributable to the Acorn settlement. We wrote off 63 loans in 2009 when Acorn stopped funding premiums and the underlying life insurance policies lapsed. This resulted in an offsetting loss on loan payoffs and settlements, net, of $10.2 million during 2009. In turn, we were released from the corresponding loans payable to Acorn and we recorded a gain on the forgiveness of debt of $16.4 million, which included $1.9 million related to loans written off in December 2008, but the corresponding gain on forgiveness of debt was not recognized until 2009 at the time the Acorn settlement was finalized.

Expenses

Interest Expense.  Interest expense was $28.5 million in 2009 compared to $9.9 million in 2008, an increase of $18.6 million, or 187%. Interest expense increased due to the increase in borrowings under credit facilities used to fund premium finance loans during the period. Borrowings under credit facilities used to fund premium finance loans were $193.5 million and $154.6 million as of December 31, 2009 and 2008, respectively. The weighted average interest rate per annum under our credit facilities used to fund premium finance loans increased from 13.9% as of December 31, 2008 to 15.6% as of December 31, 2009.

Provision for Losses on Loans Receivable.  Provision for losses on loans receivable was $9.8 million in 2009 compared to $10.8 million in 2008, a decrease of $1.0 million, or 9%. The decrease in the provision was due to lower loan impairments related to new loans as there were fewer new loans originated during the period, partially offset by higher additional loan impairments recorded on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy.

Loss on Loan Payoffs and Settlements, Net.  Loss on loan payoffs and settlements, net, was $12.1 million in 2009 compared to $2.7 million in 2008, an increase of $9.4 million, or 349%. The increase in 2009 was largely due to the 63 loans written off as part of the settlement with Acorn, resulting in losses of $10.2 million during 2009, compared to 7 loans written off resulting in losses of $1.9 million during 2008. Excluding the impact of the Acorn settlement, loss on loan payoffs and settlements, net, was $1.9 million and $870,000 in 2009 and 2008, respectively. The increased loss during 2009 was primarily due to policies that we let lapse rather than continue to fund future premiums based on our assessment of the lack of value of these policies.

Amortization of Deferred Costs.  Amortization of deferred costs was $18.3 million in 2009 compared to $7.6 million in 2008, an increase of $10.7 million, or 141%. The increase was due to an increase in the balance of the costs that are being amortized, particularly costs related to obtaining lender protection insurance, which comprise the majority of this balance. Lender protection insurance related costs accounted for $16.0 million and $6.2 million of total amortization of deferred costs during the year ended December 31, 2009 and 2008, respectively. Additionally, as these costs are amortized using the effective interest method over the term of the loan, the amortization of deferred costs is accelerating as the loans get closer to maturity.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $13.7 million in 2009 compared to $21.7 million in 2008, a decrease of $8.0 million, or 37%. Given the decline in new originations resulting from our inability to access adequate capital, we made significant reductions in costs. We reduced payroll from $7.8 million in 2008 to $4.7 million in 2009, a decrease of $3.1 million, or 39%. Legal and professional fees were reduced from $4.0 million in 2008 to $3.0 million in 2009, a decrease of $1.0 million. Our bad debt expense was $1.3 million in 2009 compared to $1.0 million in 2008, an increase of $243,000, or 23%.

The aging of our agency fees receivable as of the dates below are as follows (in thousands):

	Year Ended
	December 31,
	2009	2008

30 days or less from loan funding	$2,018	$6,946
31 — 60 days from loan funding	—	1,338
61 — 90 days from loan funding	32	592
91 — 120 days from loan funding	214	251
Over 120 days from loan funding	21	513

Total	$2,285	$9,640
Allowance for doubtful accounts	(120)	(769)

Agency fees receivable, net	$2,165	$8,871

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the years ended December 31, 2008 and 2009 is as follows (dollars in thousands):

	Year Ended
	December 31,
	2009	2008

Balance at beginning of period	$769	$288
Bad debt expense	1,290	536
Write-offs	(1,939)	(55)
Recoveries	—	—

Balance at end of period	$120	$769

The decrease in the allowance for doubtful accounts for past due agency fees is due to approximately $1.9 million of write-offs during the fourth quarter of 2009. Throughout 2009, we continued to evaluate the collectability of agency fee receivables and recorded approximately $1.3 million in bad debt expense during 2009. We made improvements to our collection process and in our selection of agents which we work with and our allowance returned to what we considered a normal level as of December 31, 2009.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Income
Gain on sale of structured settlements	$6,595	$2,684	$443
Interest income	334	1,212	574
Change in fair value of structured settlement receivables	2,477	—	—
Servicing fee income	11	—	—
Other income	113	71	47

	9,530	3,967	1,064
Direct segment expenses
SG&A expenses	13,066	9,475	9,770

Segment operating loss	$(3,536)	$(5,508)	$(8,706)

2010 Compared to 2009

Income

Interest Income.  Interest income was $334,000 for the year ended December 31, 2010 compared to $1.2 million for the year ended December 31, 2009, a decrease of $877,000, or 72%. The decrease was due to a lower average balance of structured settlements held on our balance sheet during the year ended December 31, 2010, as we were able to sell our structured settlements at a faster rate in 2010 than in 2009.

Gain on Sale of Structured Settlements.  Gain on sale of structured settlements was $6.6 million for the year ended December 31, 2010 compared to $2.7 million for the year ended December 31, 2009, an increase of $3.9 million or 144%. During the year ended December 31, 2010, we sold 630 structured settlements for a gain of $6.6 million, a 70% gain as a percentage of the purchase price of $25.8 million as compared to 26% gain as a percentage of the purchase price during the year ended December 31, 2009.

Change in Fair Value of Structured Settlement Receivables.  Change in fair value of investments and structured receivables was $2.5 million for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record newly-acquired structured settlements at fair value. For the six months ended December 31, 2010, changes in the fair value of structured settlements resulted in income of $2.5 million.

Expenses

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $13.1 million for the year ended December 31, 2010 compared to $9.5 million for the year ended December 31, 2009, an increase of $3.6 million, or 38%. This increase was due primarily to increased legal fees of $1.1 million, which are largely attributable to securing a sale arrangement and an increase in transaction expenses resulting from increased originations during the period, which increased to 565 for the year ended December 31, 2010 from 396 during the year ended December 31, 2009. Additionally, payroll increased by $1.0 million due to hiring additional employees and advertising expenses increased by $574,000.

2009 Compared to 2008

Income

Interest Income.  Interest income was $1.2 million in 2009 compared to $574,000 in 2008, an increase of $637,000, or 111%. The increase was due to a higher number of structured settlements purchased and a higher average balance of structured settlements held on our balance sheet. In 2009 we originated 396 transactions as compared to 276 transactions during the same period in 2008.

Gain on Sale of Structured Settlements.  Gain on sale of structured settlements was $2.7 million in 2009 compared to $443,000 in 2008, an increase of $2.3 million, or 506%. The gain on sale in 2009 represents a 25% gain as a percentage of the purchase price compared to a 6% gain as a percentage of the purchase price in 2008. The increase in gain on sale was due to more sales of structured settlements and a higher percentage of gain on the sales. During 2009 we sold 439 structured settlements as compared to 226 during 2008.

Expenses

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.5 million for the year ending December 31, 2009 compared to $9.8 million for the same period of 2008, a decrease of $295,000, or 3%. This decrease was primarily due to a decrease in television and radio marketing expenses of $835,000. This was partially offset by an increase in payroll of $108,000 and an increase in allocated corporate expenses due to growth in this segment, such as an increase in rent of $102,000, an increase in insurance costs of $143,000, and an increase in depreciation expense of $161,000.

Liquidity and Capital Resources

Historically, we have funded operations primarily from cash flows from operations and various forms of debt financing. Prior to January 1, 2011, we funded new premium finance loans through a credit facility with Cedar Lane Capital, LLC (“Cedar Lane”). We believe that we have various funding alternatives for the purchase of structured settlements. In addition to available cash, on September 24, 2010 we entered into an arrangement to provide us up to $50 million to finance the purchase of structured settlements.

In February 2011, we completed our initial public offering of common stock. We received net proceeds of approximately $174.4 million after deducting the underwriting discounts and commissions and our offering expenses. We intend to use approximately $130.0 million of the net proceeds in our premium financing lending activities and up to $20.0 million in our structured settlement activities. We intend to use the remaining proceeds for general corporate purposes.

Our liquidity needs for the next two years are expected to be met primarily through cash flows from operations, the net proceeds from our recently completed initial public offering and our $50 million commitment to finance the purchase of structured settlements. See further discussion of cash flows below. Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2011. Pending the use of the net proceeds from our recently completed initial public offering, we may invest some of the proceeds in short-term investment-grade instruments.

Debt Financings Summary

We had the following debt outstanding as of December 31, 2010, which includes both the credit facilities used in our premium finance business as well as the promissory notes which are general corporate debt (in thousands):

	Outstanding	Accrued	Total Principal
	Principal	Interest	and Interest

Credit Facilities:
Acorn	$3,988	$1,254	$5,242
CTL(*)	24	1	25
White Oak	21,219	8,231	29,450
Cedar Lane	34,209	4,279	38,488

	59,440	13,765	73,205

Promissory Notes
IMPEX**	2,402	55	2,457
Skarbonka debenture**	29,767		29,766

Total	$91,609	$13,820	$105,428

*	Represents the balance remaining under our $30 million grid promissory note in favor of CTL Holdings.

**	Converted into common stock in connection with our initial public offering.

As of December 31, 2010, we had total debt outstanding of $91.6 million of which $59.4 million, or 64.9%, is owed by our special purpose entities which were established for the purpose of obtaining debt financing to fund our premium finance loans. Debt owed by these special purpose entities is generally non-recourse to us and our other subsidiaries. This debt is collateralized by life insurance policies with lender protection insurance underlying premium finance loans that we have assigned, or in which we have sold participations rights, to our special purpose entities. One exception is the Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations. Our CEO and our COO made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our CEO and our COO for such non-financial performance reasons, then our indemnification obligations to our CEO and our COO may require us to indemnify them for losses they may incur under these guaranties.

With the exception of the Acorn facility, the credit facilities are expected to be repaid with the proceeds from loan maturities. We expect the lender protection insurance, subject to its terms and conditions, to ensure liquidity at the time of loan maturity and, therefore, we do not anticipate significant, if any, additional cash outflows at the time of debt maturities in excess of the amounts to be received by the loan payoffs or lender protection insurance claims. If loans remaining under the Acorn credit facility do not payoff at the time of maturity, ABRG will assume possession of the insurance policies that collateralize the premium finance loans and the related debt will be forgiven.

The following table summarizes the maturities of principal and interest outstanding as of December 31, 2010 for our credit facilities used to fund premium finance loans (dollars in thousands):

	Weighted
	Average	Year
	Interest	Ending	Year Ending	Year Ending
Credit Facilities	Rate	12/31/2011	12/31/2012	12/31/2013

Acorn	14.5%	$5,242	$—	$—
CTL(*)	10.5%	24	—	—
White Oak	21.5%	29,415	—	—
Cedar Lane	15.6%	21,544	16,862	83

Totals		$56,225	$16,862	$83

Weighted average interest rate		18.6%	15.60%	—

*	Represents the balance remaining under our $30 million grid promissory note in favor of CTL Holdings.

As of December 31, 2010, we also had a promissory note payable, which was used to fund corporate expenses and operations, with principal outstanding of $2.4 million and accrued interest of $55,000. This note was structured as a revolving credit facility. The promissory note carried an interest rate of 16.5% and matured in August 2011. Unlike the credit facilities described in the table above, borrowings under this revolving facility was with full recourse to us. This promissory note and our debenture were converted into shares of our common stock in connection with our corporate conversion prior to our recently completed initial public offering. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. As a result, we are no longer able to originate new premium finance loans under our credit facilities.

The material terms of certain of our funding agreements are described below:

White Oak Global Advisors, LLC Facility

On March 13, 2009, Imperial Life Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into a financing agreement with CTL Holdings II, LLC to borrow funds to finance its purchase of premium finance loans originated by us or the participation interests therein. White Oak Global Advisors, LLC subsequently replaced CTL Holdings II, LLC as the administrative agent and collateral agent with respect to this facility. The original financing agreement provided for up to $15.0 million of multi-draw term loans. In September 2009, this financing agreement was amended to increase the commitment by $12.0 million to a total commitment of $27.0 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of December 31, 2010 was 21.5%. The loans are payable as the corresponding premium finance loans mature. The agreement requires that each loan originated under the facility be covered by lender protection insurance. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. In addition, the obligations of Imperial Life Financing II, LLC have been guaranteed by Imperial Premium Finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us except to the extent of Imperial Premium Finance, LLC’s equity interest in Imperial Life Financing II, LLC. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. As a result, we are no longer able to originate new premium finance loans under this facility

We are subject to several restrictive covenants under the facility. The restrictive covenants include that Imperial Life Financing II, LLC cannot: (i) create, incur, assume or permit to exist any lien on or with respect to any property, (ii) incur, assume, guarantee or permit to exist any additional indebtedness (other than subordinated indebtedness), (iii) declare or pay any dividend or other distribution on account of any equity interests of Imperial Life Financing II, LLC, (iv) make any repurchase, redemption, retirement, defeasance, sinking fund or similar payment, or acquisition for value of any equity interests of Imperial Life Financing II, LLC or its parent (direct or indirect), (v) issue or sell or enter into any agreement or arrangement for the issuance and sale of any shares of its equity interests, any securities convertible into or exchangeable for its equity interests or any warrants, or (vi) finance with funds (other than the proceeds of the loan under the financing agreement) any insurance premium loan made by Imperial Premium Finance, LLC or any interest therein.

Cedar Lane Capital LLC Facility

On March 12, 2010, Imperial PFC Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into an amended and restated financing agreement with Cedar Lane Capital, LLC, to enable Imperial PFC Financing II, LLC to purchase premium finance loans originated by us or participation interests therein. The financing agreement provides for a $15.0 million multi-draw term loan commitment. The term loan commitment is for a 1-year term and the borrowings bear an annual interest rate of 14.0%, 15.0% or 16.0%, depending on the tranche of loans as designated by Cedar Lane Capital, LLC and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. In addition, the obligations of Imperial PFC Financing II, LLC have been guaranteed by Imperial Premium Finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us except to the extent of Imperial Premium Finance, LLC’s equity interest in Imperial PFC Financing II, LLC. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010. As a result, we ceased borrowing under the Cedar Lane facility after December 31, 2010.

We are subject to several restrictive covenants under the facility. The restrictive covenants include that Imperial PFC Financing II, LLC cannot: (i) create, incur, assume or permit to exist any lien on or with respect to any property, (ii) create, incur, assume, guarantee or permit to exist any additional indebtedness (other than certain types of subordinated indebtedness), (iii) declare or pay any dividend or other distribution on account of any equity interests of Imperial PFC Financing II, LLC, (iv) make any repurchase, redemption, retirement, defeasance, sinking fund or similar payment, or acquisition for value of any equity interests of Imperial PFC Financing II, LLC or its parent (direct or indirect), or (v) issue or sell or enter into any agreement or arrangement for the issuance and sale of any shares of its equity interests, any securities convertible into or exchangeable for its equity interests or any warrants. Imperial Holdings has executed a guaranty of payment for 5.0% of amounts outstanding under the facility.

8.39% Fixed Rate Asset Backed Variable Funding Notes

We formed Imperial Settlements Financing 2010, LLC (“ISF 2010”) as a subsidiary of Washington Square Financial, LLC (“Washington Square”) to serve as a new special purpose financing entity to allow us to borrow against certain of our structured settlements and assignable annuities, which we refer to as receivables, to provide us liquidity. On September 24, 2010, we entered into an arrangement to provide us up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “indenture”) pursuant to which the noteholder has committed to advance up to $50 million upon the terms and conditions set forth in the indenture. The note is secured by the receivables that ISF 2010 acquires from Washington Square from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee.

Upon the occurrence of certain events of default under the indenture, all amounts due under the note are automatically accelerated. ISF 2010 is subject to several restrictive covenants under the terms of the indenture. The restrictive covenants include that ISF 2010 cannot: (i) create, incur, assume or permit to exist any lien on or with respect to any assets other than certain permitted liens, (ii) create, incur, assume, guarantee or permit to exist any additional indebtedness, (iii) declare or pay any dividend or other distribution on account of any equity interests of ISF 2010 other than certain permitted distributions from available cash, (iv) make any repurchase or redemption of any equity interests of ISF 2010 other than certain permitted repurchases or redemptions from available cash, (v) enter into any transactions with affiliates other than the transactions contemplated by the indenture, or (vi) liquidate or dissolve.

Premium Finance Loan Maturities

The following table summarizes the maturities of our premium finance loans outstanding as of December 31, 2010 (dollars in thousands):

	Year Ending	Year Ending	Year Ending
	12/31/2011	12/31/2012	12/31/2013

Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$89,152	$22,215	$270
Weighted average per annum interest rate	10.50%	9.10%	11.00%
Per annum origination fee as a percentage of the principal balance of the loan at origination	19.20%	17.70%	9.90%

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(27,796)	$(12,631)	$(2,157)
Investing activities	102,956	(29,315)	(102,814)
Financing activities	(76,827)	50,193	111,119

Increase (decrease) in cash and cash equivalents	$(1,667)	$8,247	$6,148

Operating Activities

Net cash used in operating activities for the year ended December 31, 2010 was $27.8 million, an increase of $15.2 million from $12.6 million of cash used in operation activities in 2009. The increase was primarily due to a $16.0 million decrease in agency fee income and a decrease of $1.0 million in the change in agency fees receivable due to lower collections of receivables during the period.

Net cash used in operating activities in 2009 was $12.6 million, an increase of $10.4 million from $2.2 million of cash used in operating activities in 2008. This increase was primarily due to a $21.9 million decrease in agency fee income due to our origination of fewer premium finance loans, and a $12.3 million increase in cash paid for interest during the period due to an increase in loan maturities during the period. These increases were partially offset by a decrease in selling, general and administrative expenses of $10.3 million due primarily to efforts to reduce operating expenses, and certain changes in assets on our balance sheet due to timing of cash receipts including a decrease in the change in agency fees receivable of $9.6 million and a decrease in the change in structured settlement receivables of $5.4 million.

Net cash used in operating activities in 2008 was $2.2 million, a decrease of $2.6 million from $4.8 million of cash used in operating activities in 2007. This decrease was primarily due to a $23.5 million increase in agency fee income as we originated more loans. This increase was partially offset by a $17.2 million increase in selling, general and administrative expenses as we grew our business, as discussed further above, and excluding increases of $1.1 million related non-cash charges for depreciation and provision for doubtful accounts, and an increase of $7.5 million in cash paid for interest.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2010 was $103.0 million, an increase of $132.3 million from $29.3 million of cash used in investing activities for the year ended December 31, 2009. The increase was primarily due to a $92.7 million increase in proceeds from loan payoffs and a $39.4 million decrease in cash used to purchase notes receivables.

Net cash used in investing activities in 2009 was $29.3 million, a decrease of $73.5 million from $102.8 million of cash used in investing activities in 2008. The decrease was primarily due to a $43.2 million decrease in cash used for origination of loans receivable and a $32.6 million increase in proceeds from loan payoffs.

Net cash used in investing activities in 2008 was $102.8 million, an increase of $63.4 million from $39.4 million of cash used in investing activities in 2007. The increase was primarily due to a $69.8 million increase in cash used for origination of loans receivable.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2010 was $76.8 million, an increase of $127.0 million from $50.2 million of cash provided by investing activities for the year ended December 31, 2009. The increase was primarily due to an increase of $146.2 million in repayments of borrowings from credit facilities and affiliates, net of additional borrowings, partially offset by an increase of $11.8 million in payment of financing fees and an increase of $10.0 million in proceeds from sale of preferred units.

Net cash provided by financing activities in 2009 was $50.2 million, a decrease of $60.9 million from $111.1 million of cash provided by financing activities in 2008. The decrease was primarily due to a decrease of $73.1 million in borrowing from credit facilities and affiliates, net of repayments, partially offset by a decrease of $5.4 million in payment of financing fees and an increase of $4.7 million in member contributions.

Net cash provided by financing activities in 2008 was $111.1 million, an increase of $70.7 million from $40.4 million of cash provided by financing activities in 2007. The increase was primarily due to an increase of $98.4 million in borrowing from credit facilities and affiliates, net of repayments, partially offset by an increase of $21.9 million in payment of financing fees and a decrease of $6.8 million in member contributions.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

		Due in Less	Due	Due	More than
	Total	than 1 Year	1-3 Years	3-5 Years	5 Years

Credit facilities(1)	$59,441	$43,971	$15,470	$—	$—
Promissory note and convertible debenture(2)	32,168	32,168	—	—	—
Expected interest payments(3)	15,090	11,349	3,741	—	—
Operating leases	689	569	120	—	—

Total	$107,388	$88,057	$19,331	$—	$—

(1)	Credit facilities include principal outstanding related to facilities that were used to fund premium finance loans.

(2)	This includes a promissory note and a debenture, which had principal of $2.4 million and $29.7 million, respectively, outstanding as of December 31, 2010, which were converted to shares of our common stock upon the closing of our recently completed initial public offering.

(3)	Expected interest payments are calculated based on outstanding balances of our credit facilities as of December 31, 2010 and assumes repayment of principal and interest at the maturity date of the related premium finance loan, which may be prior to the final maturity of the credit facility.

Inflation

Our assets and liabilities are, and will be in the future, interest-rate sensitive in nature. As a result, interest rates may influence our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation or changes in inflation rates. We do not believe that inflation had any material impact on our results of operations in the periods presented in our financial statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk.

Credit Risk

In our premium finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the fair value of the policy and, to a lesser extent, the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that have a credit rating of at least “A+” by Standard & Poor’s, at least “A3” by Moody’s, at least “A” by A.M. Best Company or at least “A+” by Fitch. At December 31, 2010, 98.7% of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “AAA” to “BBB-”) by Standard & Poor’s.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	December 31,
	2010	2009	2008

Percentage of total number of loans outstanding with lender protection insurance	93.9%	91.2%	70.4%
Percentage of total loans receivable, net balance covered by lender protection insurance	94.1%	93.7%	79.9%

For the loans that had lender protection insurance and that matured during the year ended December 31, 2010 and the year ended December 31, 2009, the lender protection insurance claims paid to us were 95.5% and 94.3%, respectively, of the gross carrying value of the insured loans.

Our premium finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of outstanding loan balance as of December 31, 2010:

	Percentage of	Percentage of
	Total Outstanding	Total Death	Moody’s	S&P
Carrier	Loan Balance	Benefit	Rating	Rating

Lincoln National Life Insurance Company	27.4%	28.7%	A2	AA-
Principal Life Insurance Company	10.3%	11.4%	Aa3	A

As of December 31, 2010, our lender protection insurer, Lexington, had a financial strength rating of “A+” with a negative outlook by Standard & Poor’s.

In our structured settlements segment, credit risk consists of the potential loss arising principally from adverse changes in the financial condition of the issuers of the annuities that arise from a structured settlement. Although certain purchasers of structured settlements may require higher credit ratings, we manage our credit risk related to the obligors of our structured settlements by generally requiring that they have a credit rating of “A−” or better by

Standard & Poor’s. The risk of default in our structured settlement portfolio is mitigated by the relatively short period of time that we hold structured settlements as investments. We have not experienced any credit losses in this segment and we believe such risk is minimal.

Interest Rate Risk

In our premium finance segment, most of our credit facilities and promissory notes provide us with fixed-rate financing. Therefore, fluctuations in interest rates currently have minimal impact, if any, on our interest expense under these facilities. However, increases in interest rates may impact the rates at which we are able to obtain financing in the future.

We earn revenue from interest charged on loans, loan origination fees and fees from referring agents. We receive interest income that accrues over the life of the premium finance loan and is due at maturity. Substantially all of the interest rates we charge on our premium finance loans are floating rates that are calculated at the one-month LIBOR rate plus an applicable margin. In addition, our premium finance loans have a floor interest rate and are capped at 16.0% per annum. For loans with floating rates, each month the interest rate is recalculated to equal one-month LIBOR plus the applicable margin, and then, if necessary, adjusted so as to remain at or above the stated floor rate and at or below the capped rate of 16.0% per annum. While the floor and cap interest rates mitigate our exposure to changes in interest rates, our interest income may nonetheless be impacted by changes in interest rates. Origination fees are fixed and are therefore not subject to changes based on movements in interest rates, although we do charge interest on origination fees.

As of December 31, 2010, we owned investments in life settlements (life insurance policies) in the amount of $17.1 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements (life insurance policies), including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements (life insurance policies) due to normal changes in interest rates as a material risk.

In our structured settlements segment, our profitability is affected by levels of and fluctuations in interest rates. Such profitability is largely determined by the difference, or “spread,” between the discount rate at which we purchase the structured settlements and the discount rate at which we can resell these assets or the interest rate at which we can finance those assets. Structured settlements are purchased at effective yields which are fixed, while rates at which structured settlements are sold, with the exception of forward purchase arrangements, are generally a function of the prevailing market rates for short-term borrowings. As a result, increases in prevailing market interest rates after structured settlements are acquired could have an adverse effect on our yield on structured settlement transactions.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Imperial Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a — 15(f) of the Exchange Act.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers; Corporate Governance

The table below provides information about our directors and executive officers. Each director serves for a one-year term and until their successors are elected and qualified. Executive officers serve at the request of our board of directors.

Name	Age	Position

Antony Mitchell	45	Chief Executive Officer and Chair of the Board
Jonathan Neuman	37	President, Chief Operating Officer and Director
Richard S. O’Connell, Jr.	53	Chief Financial Officer and Chief Credit Officer
Deborah Benaim	54	Senior Vice President
David A. Buzen	51	Director
Michael A. Crow	48	Director
Walter M. Higgins III	66	Director
Robert Rosenberg	65	Director
A. Penn Hill Wyrough	52	Director

Our chief executive officer, Antony Mitchell, is the chair of the board. Walter M. Higgins III is designated as our lead director who presides at meetings of the independent directors.

Set forth below is a brief description of the business experience of each of our directors and executive officers, as well as certain specific experiences, qualifications and skills that led to the board of directors’ conclusion that each of the directors set forth below is qualified to serve as a director.

Antony Mitchell

Antony Mitchell is the chair of our board of directors and has served as our Chief Executive Officer since February of 2007. He is also one of our shareholders. He has 16 years of experience in the financial industry. From 2001 to January 2007, Mr. Mitchell was Chief Operating Officer and Executive Director of Peach Holdings, Inc., a holding company which, through its subsidiaries, was a provider of specialty factoring services. Peach Holdings completed its initial public offering in March 2006 and was subsequently acquired by an affiliate of Credit Suisse in November 2006. Mr. Mitchell was also a co-founder of Singer Asset Finance Company, LLC (a subsidiary of Enhance Financial Services Group Inc.) in 1993, which was involved in acquiring insurance policies, structured settlements and other types of receivables. From June 2009 to November 2009, Mr. Mitchell was the Chair of the Board of Polaris Geothermal, Inc., which focuses on the generation of renewable energy projects. Since 2007, Mr. Mitchell has served as a director (being appointed Executive Chair of the Board of Directors in 2010) of Ram Power, a renewable energy company listed on the Toronto Stock Exchange. Mr. Mitchell’s qualifications to serve on our board include his knowledge of our company and the specialty finance industry and his years of leadership at our company.

Jonathan Neuman

Jonathan Neuman is a member of our board of directors and has been our President and Chief Operating Officer since our inception in December 2006. He is also one of our shareholders. From June 2004 to December 2006, Mr. Neuman was a director of the Life Finance business unit of Peach Holdings, Inc. From 2000 to June 2004, he was President of CY Financial, a premium finance company. From 2001 to 2004 he acted as a consultant for Tandem Management Group, Inc., a management consulting firm. From 1999 to 2000, Mr. Neuman was the head of lottery receivables originations for Singer Asset Finance Company, LLC (a subsidiary of Enhance Financial Services Group Inc.). From 1997 to 1999, he was Chief Operating Officer of People’s Lottery, a purchaser of lottery prize receivables. Mr. Neuman’s qualifications to serve on our board include his knowledge of our company and the specialty finance industry and his years of leadership at our company.

Richard O’Connell, Jr.

Richard O’Connell has served as our Chief Financial Officer since April 2010 and Chief Credit Officer since January 2010. Prior to joining us, from January 2006 through December 2009, Mr. O’Connell was Chief Financial Officer of RapidAdvance, LLC, a specialty finance company. From January 2002 through September 2005 he served as Chief Operating Officer of Insurent Agency Corporation, a provider of tenant rent guaranties to apartment REITs. From March 2000 to December 2001, Mr. O’Connell acted as Securitization Consultant to the Industrial Bank of Japan. From January 1999 to January 2000, Mr. O’Connell served as president of Telomere Capital, LLC, a life settlement company. From December 1988 through 1998 he served in various senior capacities for Enhance Financial Services Group Inc., including as President and Chief Operating Officer of Singer Asset Finance Company (a subsidiary of Enhance Financial Services Group Inc.) from 1995-1998 and Senior Vice President and Treasurer of Enhance Financial Services Group Inc. from 1989 through 1996.

Deborah Benaim

Deborah Benaim has been our Senior Vice President since July 2007. Since September 2009, she has headed our structured settlement division. From 2003 to March 2007, Ms. Benaim was a Managing Director of the Structured Settlement Division of Peach Holdings, Inc. From 1991 to 2002, she was a Senior Vice President of Grand Court Lifestyles, Inc., which was involved in the servicing, acquisition, development, and management of senior living communities. Ms. Benaim is also a former vice president of the energy futures trading division at

Prudential-Bache Securities NYC and former Executive Board member of the American Senior Housing Association.

David A. Buzen

David A. Buzen became a member of our board of directors in February 2011 immediately prior to our initial public offering. Mr. Buzen is the President and Chief Financial Officer of CIFG Holding Inc., an international financial guaranty insurance group, which he joined in August 2009. From April 2007 through August 2009, prior to joining CIFG Holding Inc., Mr. Buzen was the Chief Financial Officer of Churchill Financial LLC, a commercial finance and asset management company which provides senior and subordinate financing to middle market companies. From April 2005 through April 2007, he was a Managing Director of the New York branch of Depfa Bank plc., a public finance bank which in October 2007 became a wholly-owned subsidiary of Hypo Real Estate Bank. Mr. Buzen serves as Chairman of the Business School Dean’s Advisory Board and a member of the Advisory Council for the Center for Financial Markets Regulation at the University of Albany. We believe that Mr. Buzen is qualified to serve on our board of directors because of his long-term experience in the financial guaranty insurance industry.

Michael A. Crow

Michael A. Crow became a member of our board of directors upon the consummation of our recent offering. Mr. Crow is President and Chief Executive Officer of Ability Reinsurance (Bermuda) Limited, a life reinsurance company he founded in 2007 concentrating on long-term care and disability reinsurance. Since June 2008, Mr. Crow has also served as Vice President of Proverian Capital which underwrites life settlements. From June 1998 to March 2003, Mr. Crow served as Vice President and Senior Vice President at Centre Group in Hamilton, Bermuda, with respect to its life reinsurance and life settlement business and continued until May 2005 as an actuarial consultant advising Centre Group. We believe that Mr. Crow is qualified to serve on our board of directors because of his experience in the life insurance and life settlement industry as well as his prior work as an actuarial consultant.

Walter M. Higgins III

Walter M. Higgins III became a member of our board of directors upon the consummation of our recent initial public offering. In 2008, Mr. Higgins retired from NV Energy, Inc. (formerly Sierra Pacific Resources), an energy and gas company listed on the New York Stock Exchange, where he served as Chairman of the Board, President and Chief Executive Officer from 1993 until January 1998 and from August 2000 until July 2007 (Chairman of the Board until July 2008). Prior to rejoining Sierra Pacific Resources in August 2000, he served as Chairman, President and Chief Executive Officer of AGL Resources, Inc. in Atlanta, Georgia, a natural gas utility and energy services holding company listed on the New York Stock Exchange and the holding company of Atlanta Gas Light Company. Mr. Higgins currently serves as a director of South Jersey Industries, a public utility holding company listed on the New York Stock Exchange, where he serves as a member of the audit and compensation committees (a former member of the governance committee), Ram Power Corporation, a geothermal power company listed on the Toronto Stock Exchange, where he is chair of the compensation committee, Aegis Insurance Services, an insurance company servicing the energy industry, Landis+Gyr, LLC, an energy management company where he serves on the executive advisory board, and TAS Energy, a manufacturer of industrial refrigeration equipment where he serves as a member of the audit committee and is the chair of the governance committee. We believe that Mr. Higgins is qualified to serve on our board of directors because of his prior public company experience both as a chief executive officer and director.

Robert Rosenberg

Mr. Robert Rosenberg became a member of our board of directors upon the consummation of our recent initial public offering. From April 2003 to the present, Mr. Rosenberg has been President, Chief Executive Officer, Chief Financial Officer and a director of Insurent Agency Corporation and President and a director of its sister company, RS Reinsurance, both of which are subsidiaries of RS Holdings Corp., a Bahamas-based holding company in which Mr. Rosenberg is a shareholder and director. From March 2001 to March 2003, prior to his involvement with RS

Holdings Corp., Mr. Rosenberg was Chief Financial Officer and Executive Vice President of Firebrand Financial Group, Inc., a company listed on the Over-the-Counter Bulletin Board, which provides investment banking, merchant banking, securities brokerage and asset services. From 1986 to 1997, Mr. Rosenberg served as Executive Vice President (Senior Vice President until 1990) and Chief Financial Officer of Enhance Financial Services Group Inc., a New York Stock Exchange listed company providing financial guaranty insurance and reinsurance. We believe that Mr. Rosenberg is qualified to serve on our board of directors because of his prior business experience, including his experience as a chief financial officer of a public company.

A. Penn Hill Wyrough

A. Penn Hill Wyrough became a member of our board of directors upon consummation of our recent initial public offering. Mr. Wyrough is currently self employed as a consultant providing strategic financial advice to international companies with respect to business and investment transactions in the United States and elsewhere. From 2008 to 2009, Mr. Wyrough was Managing Director, equity capital markets, for JPMorgan Chase. From 1987 to 2008, Mr. Wyrough was Senior Managing Director, investment banking for Bear, Stearns & Co., Inc. Mr. Wyrough is a trustee and treasurer of The Masters School, Dobbs Ferry, New York. We believe that Mr. Wyrough is qualified to serve on our board of directors because of his extensive experience in finance and the capital markets.

Board Composition

We are managed under the direction of our board of directors which currently consist of seven directors. Our board has determined that Messrs. Buzen, Crow, Higgins, Rosenberg and Wyrough are independent directors under the applicable rules of the New York Stock Exchange and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. There are no family relationships among any of our current directors or executive officers.

Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics for all of our directors, officers and employees is available on our website (www.imperial.com) and upon written request by our shareholders at no cost. The Code of Business Conduct and Ethics covers all areas of professional conduct, including, among other things, conflicts of interest, fair dealing and the protection of confidential information, as well as strict compliance with all laws, regulations and rules. Any material waiver or changes to the policies or procedures set forth in the Code of Business Conduct and Ethics in the case of officers or directors may be granted only by our board of directors and will be disclosed on our website within four business days.

Number of Directors; Removal; Vacancies

Our bylaws provide that the number of directors shall be fixed from time to time by our board of directors. Our articles of incorporation provide that the board shall consist of at least three and no more than fifteen members. Each director serves a one-year term. Pursuant to our bylaws, each director serves until such director’s successor is elected and qualified or until such director’s earlier death, resignation, disqualification or removal. Our bylaws also provide that any director may be removed with or without cause, at any meeting of shareholders called for that purpose, by the affirmative vote of the holders entitled to vote for the election of directors.

Our bylaws further provide that vacancies and newly created directorships in our board may be filled by an affirmative vote of the majority of the directors then in office, although less than a quorum, or by the shareholders at a special meeting.

Majority Voting Policy

Directors are elected by a plurality of votes cast by shares entitled to vote at each annual meeting. However, our board has adopted a “majority vote policy.” Under this policy, any nominee for director in an uncontested election who receives a greater number of votes “withheld” from his or her election than votes “for” such election, is required to tender his or her resignation following certification of the shareholder vote. The corporate governance and nominating committee will promptly consider the tendered resignation and make a recommendation to the board whether to accept or reject the resignation. The board will act on the committee’s recommendation within 60 days following certification of the shareholder vote.

Factors that the committee and board will consider under this policy include:

•	the stated reasons why votes were withheld from the director and whether those reasons can be cured;

•	the director’s length of service, qualifications and contributions as a director;

•	New York Stock Exchange listing requirements, and

•	our corporate governance guidelines.

Any director who tenders his or her resignation under this policy will not participate in the committee recommendation or board action regarding whether to accept the resignation offer. If all of the members of the corporate governance and nominating committee receive a majority withheld vote at the same election, then the independent directors who do not receive a majority withheld vote will appoint a committee from among themselves to consider the resignation offers and recommend to the board whether to accept such resignations.

Board Committees

Audit Committee.  The audit committee consists of Messrs. Buzen, Crow and Rosenberg, with Mr. Rosenberg serving as chair. Our board of directors has determined that both Messrs. Buzen and Rosenberg are audit committee financial experts as defined under the rules of the SEC. The audit committee, which was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act, oversees our accounting and financial reporting processes and the audits of our financial statements. The functions and responsibilities of the audit committee are established in the audit committee charter and include:

•	establishing, monitoring and assessing our policies and procedures with respect to business practices, including the adequacy of our internal controls over accounting and financial reporting;

•	retaining our independent registered public accounting firm and conducting an annual review of the independence of our independent registered public accounting firm;

•	pre-approving any non-audit services to be performed by our independent registered public accounting firm;

•	reviewing the annual audited financial statements and quarterly financial information with management and the independent registered public accounting firm;

•	reviewing with the independent registered public accounting firm the scope and the planning of the annual audit;

•	reviewing the findings and recommendations of the independent registered public accounting firm and management’s response to the recommendations of the independent registered public accounting firm;

•	overseeing compliance with applicable legal and regulatory requirements, including ethical business standards;

•	approving related party transactions;

•	discussing policies with respect to risk assessment and risk management;

•	preparing the audit committee report to be included in our annual proxy statement;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters;

•	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	reviewing the committee’s performance and the adequacy of the audit committee charter on an annual basis.

Our independent registered public accounting firm reports directly to the audit committee. Each member of the audit committee has the ability to read and understand fundamental financial statements.

We provide for appropriate funding, as determined by the audit committee, for payment of compensation to our independent registered public accounting firm, any independent counsel or other advisors engaged by the audit committee and for administrative expenses of the audit committee that are necessary or appropriate in carrying out its duties.

The charter of the compensation committee is available on the Investor Relations section of our website at www.imperial.com.

Compensation Committee.  The compensation committee consists of Messrs. Buzen, Higgins and Wyrough, with Mr. Wyrough serving as chair. The compensation committee establishes, administers and reviews our policies, programs and procedures for compensating our executive officers and directors. The functions and responsibilities of the compensation committee are established in the compensation committee charter and include:

•	evaluating the performance of and determining the compensation for our executive officers, including our chief executive officer;

•	administering and making recommendations to our board with respect to our equity incentive plans;

•	overseeing regulatory compliance with respect to compensation matters;

•	reviewing and approving employment or severance arrangements with senior management;

•	reviewing our director compensation policies and making recommendations to our board;

•	taking the required actions with respect to the compensation discussion and analysis to be included in our annual proxy statement;

•	reviewing and approving the compensation committee report to be included in our annual proxy statement; and

•	reviewing the committee’s performance and the adequacy of the compensation committee charter on an annual basis.

The charter of the compensation committee is available on the Investor Relations section of our website at www.imperial.com.

Corporate Governance and Nominating Committee.  The corporate governance and nominating committee consists of Messrs. Crow, Higgins and Wyrough, with Mr. Higgins serving as chair. The functions and responsibilities of the corporate governance and nominating committee are established in the corporate governance and nominating committee charter and include:

•	developing and recommending corporate governance principles and procedures applicable to our board and employees;

•	recommending committee composition and assignments;

•	overseeing periodic self-evaluations by the board, its committees, individual directors and management with respect to their respective performance;

•	identifying individuals qualified to become directors;

•	recommending director nominees;

•	assisting in succession planning;

•	recommending whether incumbent directors should be nominated for re-election to our board; and

•	reviewing the committee’s performance and the adequacy of the corporate governance and nominating committee charter on an annual basis.

The charter of the corporate governance and nominating committee is available on the Investor Relations section of our website at www.imperial.com.

Our board seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the board, our Company and our shareholders. Desired qualities to be considered include: high-level leadership experience in business or administrative activities and significant accomplishments; breadth of knowledge about issues affecting our Company; proven ability and willingness to contribute special competencies to Board activities; personal integrity; concern for our Company’s success and welfare; willingness to apply sound and independent business judgment; no present conflicts of interest; availability for meetings and consultation on our matters; and willingness to assume broad fiduciary responsibility

The corporate governance and nominating committee considers all nominees for election as directors, including all nominees recommended by stockholders, in accordance with the mandate contained in our charter. We currently do not pay a fee to any third party to identify or assist in identifying or evaluating potential nominees. In evaluating candidates, the committee reviews all candidates in the same manner, regardless of the source of the recommendation. The policy of the corporate governance and nominating committee is to consider individuals recommended by stockholders for nomination as a director in accordance with the procedures described below.

Stockholders may recommend director candidates for our 2012 annual meeting for consideration by the corporate governance and nominating committee. Any such recommendations should include the nominee’s name and qualifications for board membership and should be directed to the Corporate Secretary at the address of our principal executive offices set forth herein. Any stockholder nomination must be delivered to the corporation in accordance with all applicable laws and regulations, including, without limitation, by the deadline for submitting stockholder proposals pursuant to Securities Exchange Commission Regulations Sections 240.14a-8 and 240.14a-11. The presiding officer at any stockholder meeting shall not be required to recognize any proposal or nomination which did not comply with such deadline.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and greater than 10% stockholders file reports of ownership and changes of ownership of common stock with the Securities and Exchange Commission. Prior to our initial public offering in February 2011, we had no public trading market for our common stock. As a result, no reports under Section 16(a) were required for our executive officers, directors and greater than 10% stockholders in fiscal 2010.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis describes the key elements of our executive compensation program for 2010. For our 2010 fiscal year, our named executive officers were:

•	Antony Mitchell, our chief executive officer;

•	Jonathan Neuman, our president and chief operating officer;

•	Richard O’Connell, our chief financial officer;

•	Deborah Benaim, our senior vice president;

•	Robert Grobstein, our former chief financial and accounting officer; and

•	Anne Dufour Zuckerman, our former general counsel.

Mr. Grobstein left the Company on May 4, 2010 and has been replaced by Richard O’Connell. Ms. Zuckerman left the Company on November 8, 2010.

This compensation discussion and analysis, as well as the compensation tables and accompanying narratives below, contain forward-looking statements that are based on our current plans and expectations regarding our future compensation. Actual compensation programs that we adopt may differ materially from the programs summarized below.

Compensation Objective

The primary objective of our compensation programs and policies is to attract, retain and motivate executives whose knowledge, skills and performance are critical to our success. We believe that compensation is unique to each individual and should be determined based on discretionary and subjective factors relevant to the particular named executive officer based on the objectives listed above.

Compensation Determination Process

Prior to our recently completed initial public offering, we were a private company with a relatively small number of shareholders. We were not subject to exchange listing requirements requiring us to have a majority independent board or to exchange or SEC rules relating to the formation and functioning of board committees, including audit, nominating, and compensation committees. As such, most, if not all, of our compensation policies, and determinations applicable to our named executive officers, have been the product of negotiation between our named executive officers, our chief executive officer and chief operating officer, subject to the input of our board of managers, when requested. Each of Antony Mitchell, our chief executive officer, and Jonathan Neuman, our chief operating officer, had input in setting each of the named executive officer’s compensation, including their own, as their compensation was a product of negotiation with our board of managers. None of the other named executive officers had input in setting any other named executive officers’ compensation. During 2010, we did not retain the services of a compensation consultant. Following our recently completed initial public offering, we have a compensation committee comprised entirely of independent directors that are responsible for making all such compensation determinations.

In the past, we took into account a number of variables, both quantitative and qualitative, in making determinations regarding the appropriate level of compensation. Generally, our named executive officers’ compensation was determined based on our chief executive officer’s and chief operating officer’s assessment of our overall performance and the individual performance of the named executive officer, as well as our chief executive officer’s and chief operating officer’s experience and general market knowledge regarding compensation of executive officers in comparable positions. These quantitative and qualitative variables were also considered by our board of managers when negotiating the compensation for our chief executive officer and chief operating officer.

Antony Mitchell, our chief executive officer, is the owner of Warburg Investment Corporation (“Warburg”). Prior to our initial public offering, Mr. Mitchell was not an employee of the Company. Pursuant to an oral arrangement between us and Warburg, Mr. Mitchell served as our chief executive officer and we provided Warburg with (i) office space; (ii) office equipment; and (iii) personnel. We paid Warburg for Mr. Mitchell’s service and Mr. Mitchell is paid by Warburg. Mr. Mitchell is a citizen of the United Kingdom and, prior to his status as a lawful permanent resident of the United States on a conditional basis, was a lawful resident of the United States under an E-2 visa. Pursuant to the E-2 visa requirements, Mr. Mitchell was restricted to being a Warburg employee. Mr. Mitchell is now authorized to be employed by the Company and has entered into a written employment agreement with us that became effective upon the closing of our recently completed initial public offering. At that time, the arrangement with Warburg terminated.

We expect our compensation committee to review, and potentially engage a compensation consultant to assist it in evaluating, all aspects of our executive compensation program.

Compensation Elements

We provide different elements of compensation to our named executive officers in a way that we believe best promotes our compensation objectives. Accordingly, we provide compensation to our named executive officers through a combination of base salary, annual discretionary bonus and other various benefits. Prior to our recently completed initial public offering, we compensated our chief executive officer pursuant to the Warburg agreement. Each element of compensation is discussed in detail below.

Base Salaries.  Annual base salaries reflect the compensation for an executive’s ongoing contribution to the performance of his or her functional area of responsibility with us. We believe that base salaries must be competitive based upon the executive officers’ scope of responsibilities and the market compensation of similarly situated executives. Other factors such as internal consistency and comparability are considered when establishing a base salary for a given executive. Prior salaries paid by former employers are also considered for new hires. Our chief executive officer and chief operating officer used their experience, market knowledge and insight in evaluating the competitiveness of current salary levels. Historically, executives have been entitled to annual reviews and raises at the discretion of our chief executive officer and chief operating officer.

Annual Discretionary Cash Bonus Compensation.  In the discretion of our chief executive officer and chief operating officer, our named executive officers are eligible for an annual discretionary cash bonus. We currently do not follow a formal bonus plan tied to specific financial and non-financial objectives. The determination of the bonus payment amounts, if any, is subject to the discretion of our chief executive officer and chief operating officer after considering the individual executive officer’s individual performance, as well as our chief executive officer’s and chief operating officer’s assessment of our past and future performance, including, but not limited to, subjective assessments of our operational performance during the year and our position for the achievement of acceptable financial performance in the subsequent year. Our chief executive officer and chief operating officer also consider market practices in determining whether our annual discretionary bonus compensation is competitive. Due to our operating performance in 2010, none of our executive officers received a discretionary bonus except for Jonathan Neuman. Mr. Neuman received a $250,000 bonus in recognition of his efforts improving our operational efficiencies in each of our business segments in addition to his efforts in connection with our initial public offering.

Retirement Benefits.  Substantially all of the salaried employees, including our named executive officers, are eligible to participate in our 401(k) savings plan. We have historically not made any contributions or otherwise matched any employee contributions.

Other Benefits and Executive Perquisites.  We also provide certain other customary benefits to our employees, including the named executive officers, which are intended to be part of a competitive compensation program. These benefits which are offered to all full-time employees include medical, dental, life and disability insurance as well as paid leave during the year.

Employment Agreement.  We do not have any general policies regarding the use of employment agreements, but may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. We have entered into written employment agreements with each of our named executive officers that became effective upon the closing of our recent initial public offering.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation have not, to date, materially affected our compensation decisions. However, following our recently completed initial public offering, we plan to evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate. For instance, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for certain compensation in excess of $1.0 million paid in any taxable year to our chief executive officer or any of our three other most highly compensated executive officers other than the chief financial officer. However, certain compensation, including qualified performance-based compensation, is not subject to the deduction limitation if certain requirements are met. In addition, under a transition rule for new public companies, the deduction limits under Section 162(m) do not apply to any compensation paid pursuant to a compensation plan or agreement that existed during the period in which the securities of the corporation were not publicly held, to the extent that this Annual Report on Form 10-K discloses information concerning these plans or agreements that satisfied all applicable securities laws then in effect. We believe that we can rely on this transition rule to exempt awards made under our Omnibus Plan until our 2013 annual meeting of shareholders. We intend to review the potential effect of Section 162(m) of the Code periodically and use our judgment to authorize compensation payments that may be subject to the limit when we believe such payments are appropriate and in our best interests after taking into consideration changing business conditions and the performance of our executive officers.

Hiring of New Chief Financial Officer

On January 4, 2010, we hired Richard S. O’Connell to serve as our chief credit officer. Mr. O’Connell began transitioning into the chief financial officer role in February 2010 and became our chief financial officer in April 2010. We entered into an employment agreement with Mr. O’Connell that became effective upon the closing of our recently completed initial public offering.

Executive Compensation

The following table summarizes the compensation of our chief executive officer, our chief financial officer, our former chief financial officer, our formal general counsel and each of our other named executive officers for the years ended December 31, 2009 and 2010.

Summary Compensation Table for 2009 and 2010

							Change in
							Pension Value
							and Non-
						Non-Equity	Qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation(1)		Total

Antony Mitchell	2010	$—	$—	$—	$—	$—	$—	$929,808	(1)	$929,808
Chief Executive Officer	2009	$—	$—	$—	$—	$—	$—	$926,000	(1)	$926,000
Jonathan Neuman	2010	$754,907	$250,000	$—	$—	$—	$—	$—		$1,004,907
President and Chief	2009	$725,341	$—	$—	$—	$—	$—	$—		$725,341
Operating Officer
Richard O’Connell(2)	2010	$270,000	$—	$—	$—	$—	$—	$—		$270,000
Chief Financial Officer
Deborah Benaim	2010	$324,750	$—	$—	$—	$—	$—	$—		$324,750
Senior Vice President	2009	$312,184	$200,000	$—	$—	$—	$—	$—		$512,184
Anne Dufour Zuckerman(3)	2010	$305,308	$—	$—	$—	$—	$—	$—		$305,308
Former General Counsel	2009	$347,757	$—	$—	$—	$—	$—	$—		$347,757
Robert Grobstein(4)	2010	$89,663	$—	$—	$—	$—	$—	$—		$89,663
Former Chief Financial Officer	2009	$249,001	$—	$—	$—	$—	$—	$—		$249,001

(1)	In 2009 and 2010, Mr. Mitchell did not serve as a company employee and did not receive a salary. Mr. Mitchell provided services to the Company pursuant to the consulting arrangement with Warburg. Mr. Mitchell was paid these amounts by Warburg as described in more detail in our Compensation Discussion and Analysis. $76,000 and $79,800, respectively, of the $926,000 and $929,800, respectively, paid to Warburg was for expense reimbursements.

(2)	On January 4, 2010, we hired Richard S. O’Connell to serve as our chief credit officer. Mr. O’Connell began transitioning into the chief financial officer role in February 2010 and became our chief financial officer in April 2010.

(3)	Ms. Zuckerman served as our general counsel until her departure from Imperial on November 8, 2010.

(4)	Mr. Grobstein served as our chief financial officer until his departure from Imperial on May 4, 2010.

Employment Agreements and Potential Payments Upon Termination or Change-in-Control

In September and November, 2010, we entered into employment agreements with each of our current named executive officers that become effective upon the closing of our recently completed initial public offering. These employment agreements establish key employment terms (including reporting responsibilities, base salary, target performance bonus opportunity and other benefits), provide for severance benefits in certain situations, and contain non-competition, non-solicitation and confidentiality covenants. Mr. Mitchell and Mr. Neuman’s employment agreements also include indemnification provisions. The employment agreements modified certain elements of compensation of some of our executive officers. Under his employment agreement, Mr. Mitchell’s base salary was set at $525,000, a $325,000 reduction, excluding expense reimbursements, over the aggregate 2010 fee that was paid to Mr. Mitchell’s corporation, Warburg, because we now pay Mr. Mitchell directly. With respect to our other named executive officers, the base salaries of Mr. Neuman, Mr. O’Connell and Ms. Benaim were set at $525,000, $310,000 and $325,000, respectively. Other than Mr. Neuman, whose base salary reflects approximately a $230,000 reduction from his salary in 2010, the other named executive officers’ salaries are comparable to their 2010 salaries. In determining the base salaries, our chief executive officer and chief operating officer considered the increased responsibilities in growing the company and the work involved in transitioning it to a publicly-held company. The employment agreements for our named executive officers provide that they will participate in the annual and long-term incentive plans established by us from time to time, although the agreements for Mr. Mitchell and Mr. Neuman also provide that in each of our 2011, 2012 and 2013 fiscal years, the named executive officer will receive an annual bonus equal to 0.6% of our pre-tax income for such year, provided specified thresholds are met and provided further that the maximum annual bonus payable for any year to Mr. Mitchell or Mr. Neuman shall not exceed three times his base salary on the last day of such year. During these three years, Mr. Mitchell and Mr. Neuman will not otherwise participate in any annual bonus plan we establish for our executive officers. Mr. O’Connell’s employment agreement also provided for a one time “success fee” of $100,000 which was paid to Mr. O’Connell upon the successful conclusion of our recent offering.

All of the employment agreements provide that if a named executive officer’s employment is terminated for any reason other than cause, then we will pay the named executive officer, in addition to his or her accrued base salary and other earned amounts to which the officer is otherwise entitled, a pro rata portion of the annual incentive bonus, if any, payable with respect to the year in which the termination occurs. In addition, the employment agreements provide for severance payments to our named executive officers upon the termination of their employment by us without cause. The employment agreements for each of Messrs. Mitchell and Neuman also provide for severance payments if such name executive officer terminates his employment for good reason. Payment and benefit levels were determined based on a variety of factors including the position held by the individual receiving the termination benefits and current trends in the marketplace regarding such benefits.

The employment agreements for the named executive officers permit us to terminate them for “cause” if the named executive officer (i) commits a willful, intentional or grossly negligent act having the effect of materially injuring our business, or (ii) is convicted of or pleads “no contest” to a felony involving moral turpitude, fraud, theft or dishonesty, or (iii) misappropriates or embezzles any of our or our affiliates’ property. The employment agreements for the named executive officers, other than Messrs. Mitchell and Neuman, also permit us to terminate them for cause if the named executive officer: (i) fails, neglects or refuses to perform his or her employment duties; or (ii) commits a willful, intentional or grossly negligent act having the effect of materially injuring our reputation or interests; or (iii) violates or fails to comply with our rules, regulations or policies; or (iv) commits a felony or misdemeanor involving moral turpitude, fraud, theft or dishonesty; or (v) breaches any material provision of the employment agreement or any other applicable confidentiality, non-compete, non-solicit, general release, covenant-not-to-sue or other agreement in effect with us. The employment agreements for Messrs. Mitchell and Neuman permit such named executive officer to terminate employment for good reason if we: (i) materially diminish such named executive officer’s base salary; or (ii) materially diminish the named executive officer’s authority, duty or responsibilities or the authority, duties or responsibilities of the supervisor to whom the named executive officer is required to report; or (iii) require the named executive officer to relocate a material distance from his primary work location; or (iv) breach any our material obligations under the employment agreement.

If Messrs. Mitchell and Neuman become entitled to severance payments, we will pay such named executive officer a severance payment equal to three times the sum of his base salary and the average of the prior three year’s annual cash bonus, provided, however, that if such named executive officer is terminated from employment prior to the first three years his Employment Agreement is in effect, then the severance payment will be equal to six times his base salary. The severance payment shall be paid over a twenty-four month period. If Mr. O’Connell becomes entitled to severance payments, we will continue to pay his base salary for a period equal to four months, plus one month for each complete three months of service completed with us, subject to a maximum of twelve months of severance payments. If Ms. Benaim becomes entitled to severance payments, we will continue to pay her base salary for a period of eighteen weeks. Each named executive officer is required to execute a release of all claims he or she may have against us as a condition to the receipt of the severance payments. All of the named executive officers are subject to non-competition, confidentiality and non-solicitation covenants that expire eighteen to twenty-four months after termination of employment. Messrs. Mitchell and Neuman, however, are only subject to such covenants if they receive severance payments. However, with respect to Messrs. Mitchell and Neuman, if the severance payments are not otherwise payable, we can elect to pay such severance payments in exchange for the named executive officer’s agreement to comply with the non-competition, confidentiality and non-solicitation covenants contained in his Employment Agreement.

The employment agreements for Messrs. Mitchell and Neuman also provide that we will reimburse them for any legal costs they incur in enforcing their rights under the employment agreement, regardless of the outcome of such legal contest, as well as interest at the prime rate on any payments under the employment agreements that are determined to be past due, unless prohibited by law.

All of the employment agreements for the named executive officers include a provision that allows us to reduce their severance payments and any other payments to which the executive becomes entitled as a result of our change in control to the extent needed for the executive to avoid paying an excise tax under Internal Revenue Code Section 280G, unless, with respect to Messrs. Mitchell and Neuman, the named executive officer is better off, on an after-tax basis, receiving such payments and paying the excise taxes due.

The following table sets forth potential payments payable to our named executive officers upon termination of their employment assuming each of the employment agreements described above were effective at December 31, 2010:

			Option	Stock
	Cash Severance		Awards	Awards	Total(1)
Name	($)		($)	($)	($)

Termination by Company Without Cause (except in the case of death or disability):
Antony Mitchell	$3,150,000	(2)	—	—	$3,150,000
Jonathan Neuman	$3,150,000	(2)	—	—	$3,150,000
Deborah Benaim	$112,500	(3)	—	—	$112,500
Richard O’Connell	$206,667	(4)	—	—	$206,667
Termination by the Executive for Good Reason:
Antony Mitchell	$3,150,000	(2)	—	—	$3,150,000
Jonathan Neuman	$3,150,000	(2)	—	—	$3,150,000
Deborah Benaim	—		—	—	—
Richard O’Connell	—		—	—	—

(1)	All of the employment agreements for the named executive officers include a provision that allows us to reduce their severance payments and any other payments to which the executive becomes entitled as a result of our change in control to the extent needed for the executive to avoid paying an excise tax under Internal Revenue Code Section 280G, unless, with respect to Messrs. Mitchell and Neuman, the named executive officer is better off, on an after-tax basis, receiving such payments and paying the excise taxes due.

(2)	If Messrs. Mitchell or Neuman become entitled to severance payments during the first three years each of their respective employment agreements are in effect, then the severance payments are equal to six times the base salary.

(3)	If Ms. Benaim is terminated from employment, we will continue to pay her base salary for a period of eighteen weeks.

(4)	If Mr. O’Connell is terminated from employment, we will continue to pay his base salary for a period equal to four months, plus one month for each complete three months of service completed with us, subject to a maximum of twelve months of severance payments.

Risk Considerations in our Compensation Program

We believe that our compensation policies and practices for our employees are reasonable and properly align our employees’ interests with those of our shareholders. We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the company. Although certain of our employees who are not executive officers are compensated by the number of transactions they complete, our extensive underwriting process is designed to prevent us from entering into transactions that deviate from our underwriting standards. Furthermore, following our recently completed initial public offering, we intend to incentivize our employees and executive officers with stock options, thereby aligning the interests of our employees with those of our shareholders.

Omnibus Plan

Imperial Holdings 2010 Omnibus Incentive Plan

In connection with our initial public offering, we established the Imperial Holdings 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. As of March 25, 2011, options to purchase 655,956 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $10.75 per share. As of March 25, 2011, 3,507 shares of restricted stock had been granted under the Omnibus Plan subject to vesting.

Director Compensation

Prior to our recent offering, we never provided compensation to our non-employee board members. Following our recently completed initial public offering, we intend to compensate our non-employee directors with an annual cash payment of $40,000. In addition, we plan to pay an additional annual retainer of $5,000 for service on the audit committee and an additional annual retainer of $2,000 for service on the compensation committee or the corporate governance and nominating committee. We also plan to pay our audit committee chair an annual retainer of $30,000 and the chairs of the compensation committee and the corporate governance and nominating committee an annual retainer of $5,000. We plan to pay our lead director an annual retainer of $5,000. We also intend to provide our non-employee directors with equity incentives.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee will be, or will have been, employed by us. None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our board or compensation committee.

COMPENSATION COMMITTEE REPORT

The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee:

A. Penn Hill Wyrough, Chairman
David A. Buzen
Walter M. Higgins III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information known to the Company regarding beneficial ownership of the Company’s common stock, as of March 25, 2011, by each person known by the Company to own more than 5% of our common stock, each director and each of the executive officers identified in the Summary Compensation Table and by all of its directors and executive officers as a group (nine persons). The table lists the number of shares and percentage of shares beneficially owned based on 21,202,614 shares of common stock outstanding as of March 25, 2011. Information in the table is derived from Securities and Exchange Commission filings made by such persons on Schedule 13G and/or under Section 16(a) of the Securities Exchange Act of 1934, as amended and other information received by the Company. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Beneficial ownership of our common stock is determined in accordance with the rules of the SEC, and generally includes voting power or investment power with respect to securities held and also includes stock options and warrants exercisable or the vesting of restricted stock within 60 days after March 25, 2011.

	Number of Shares
	Beneficially	Percent
Name of Beneficial Owner	Owned	of Class

5% Stockholders:
Branch Office of Skarbonka Sp. z o.o.(1)	1,272,727	6.0%
Discovery Capital Management, LLC(2)	1,232,500	5.8%
Pine Trading, Ltd.(3)	2,006,400	9.5%
Executive Officers and Directors
Antony Mitchell	684,334	3.2%
Jonathan Neuman	433,636	2.0%
Richard S. O’Connell, Jr.	0	*
Deborah Benaim	0	*
David A. Buzen	5,000	*
Michael A. Crow	0	*
Walter M. Higgins III	0	*
Robert Rosenberg	0	*
A. Penn Hill Wyrough	0	*
All, directors and executive officers as a group (nine persons)	1,122,970	5.3%

*	Less than one percent

(1)	Information from Schedule 13G filed on February 18, 2011 filed jointly by Branch Office of Skarbonka Sp. z o. o., Chase Ridge Ltd and Joseph Lewis who have shared voting and investment power over the shares. Joseph Lewis indirectly controls both Branch Office of Skarbonka Sp. z o. o. and Chase Ridge. Branch Office of Skarbonka Sp. z o.o. is a company organized in Poland whose business address is 58, rue Charles Martel, L-2134 Luxembourg.

(2)	Information from Schedule 13G filed on February 18, 2011 by Discovery Capital Management, LLC and Robert K. Citrone who have shared voting and investment power over the shares. The business address is 20 Marshall Street, South Norwalk, CT 06854.

(3)	Information from Schedule 13G filed on February 18, 2011. Pine Trading, Ltd. is a Bahamas international business corporation whose business address is Charlotte House, Shirley Street — 1st floor, P.O. Box N-7529, Nassau, Bahamas. Pine Trading, Ltd. is controlled by David Haring

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy and Procedure

The audit committee has adopted a written policy for the committee to review and approve or ratify related party transactions involving us, any of our executive officers, directors or 5% or more shareholders or any of their family members. These transactions include:

•	transactions that must be disclosed in proxy statements under SEC rules; and

•	transactions that could potentially cause a non-employee director to cease to qualify as independent under New York Stock Exchange listing requirements.

Certain transactions are generally be deemed pre-approved under these written policies and procedures, including transactions with a company with which the sole relationship with the other company is as a non-employee director and the total amount involved does not exceed 1% of the other company’s total annual revenues.

Criteria for audit committee approval or ratification of related party transactions include:

•	whether the transaction is on terms no less favorable to us than terms generally available from an unrelated third party;

•	the extent of the related party’s interest in the transaction;

•	whether the transaction would interfere with the performance of the officer’s or director’s duties to us;

•	in the case of a transaction involving a non-employee director, whether the transaction would disqualify the director from being deemed independent under New York Stock Exchange listing requirements; and

•	such other factors that the audit committee deems appropriate under the circumstances.

Since January 1, 2010, there have been no transactions of more than $120,000 between us and any 5% or more shareholder, director or executive officer or any of their family members other than the transactions listed in this section. Prior to our recently completed initial public offering, as a private company we did not have separate procedures or criteria for approving related party transactions. However, following our recently completed initial public offering, we follow the procedures described above in reviewing the related party transactions described below as the agreements for such transactions come up for renewal.

The following table describes the entities involved in these transactions and how they are owned or controlled by a related party.

Entity	Relationship

Branch Office of Skarbonka Sp. z o.o.	Controlled by Joseph Lewis, beneficial owner of more than 5% of our common stock.
Cedarmount Trading, Ltd.	Controlled by Joseph Lewis and David Haring, beneficial owner of more than 5% of our common stock.
CTL Holdings, LLC	Controlled by Joseph Lewis and David Haring. Antony Mitchell, our chief executive officer, chair of the board and a beneficial owner of more than 5% of our common stock, is the manager of CTL Holdings, LLC.
CTL Holdings II, LLC	Controlled by Antony Mitchell.
CY Financial, Inc.	Controlled by Jonathan Neuman, our president and chief operating officer, as well as, a director and beneficial owner of more than 5% of our common stock.
IFS Holdings, Inc.	Controlled by Antony Mitchell.
Imex Settlement Corporation	Controlled by Antony Mitchell and David Haring.
Imperial Life Financing, LLC	Controlled by Antony Mitchell and Jonathan Neuman.
IMPEX Enterprises, Ltd.	Controlled by David Haring.
Jasmund, Ltd.	Controlled by Joseph Lewis. Christopher Mangum, president and sole director of Premium Funding, Inc., a former member of our board of managers, is sole director, president and secretary of Jasmund, Ltd.
Londo Ventures, Inc.	Controlled by David Haring.
Monte Carlo Securities, Ltd.	Controlled by Joseph Lewis and David Haring.
Premium Funding, Inc.	Controlled by Christopher Mangum and Joseph Lewis.
Red Oak Finance, LLC	Controlled by Jonathan Neuman.
Stone Brook Partners	Antony Mitchell is a general partner of Stone Brook Partners.
Warburg Investment Corporation	Controlled by Antony Mitchell.
Wertheim Group	Controlled in part by Carl Neuman, the father of Jonathan Neuman.

Certain Indebtedness

•	On January 1, 2008, we entered into a Consolidated, Amended and Restated Revolving Balloon Promissory Note in the amount of $25.0 million with Amalgamated International Holdings, S.A. (“Amalgamated”), at an interest rate of 16.5%, which note consolidated seven notes previously executed by us in favor of Amalgamated in the aggregate amount of $19.5 million. This note was later cancelled and replaced effective as of August 31, 2009 with a new $25.0 million revolving note in favor of Amalgamated (the “Amalgamated Note”). The Amalgamated Note matures on August 1, 2011 and bears an interest rate of 16.5% per annum. The Amalgamated Note is cross-defaulted with our other indebtedness and indebtedness of certain of our related parties — Monte Carlo Securities, Ltd., CTL Holdings, LLC (“CTL Holdings”) and Imperial Life Financing, LLC. The largest aggregate amount of principal outstanding on the Amalgamated Note since its issuance was $19.5 million. As of December 31, 2010 and December 31, 2009, the outstanding principal balance on the Amalgamated Note was $0 and $9.6 million, respectively, with accrued interest of $0 and $469,000, respectively. The amount of principal paid under the Amalgamated Note during year ended December 31, 2010 and year ended December 31, 2009 was $10.3 million and $49.8 million, respectively and the amount of interest paid for the year ended December 31, 2010 and year ended December 31, 2009 was $566,000 and $0, respectively. During the year ended 2009, $8.4 million of principal and $1.2 million of accrued interest of the Amalgamated Note was sold by Amalgamated to one of our related parties — Branch

Office of Skarbonka Sp. z o.o (“Skarbonka”). The entire principal and interest balances under the Amalgamated Note have been paid in full.

•	On June 5, 2008 and on August 8, 2008, we executed two balloon promissory notes in favor of Jasmund, Ltd., in the original principal amount of $5.0 million and $1.6 million, respectively, and each at an interest rate of 16.5% per annum. On December 3, 2008 and February 5, 2009, the notes were replaced by notes in the amount of $5.4 million and $1.7 million, respectively, each in favor of Jasmund, Ltd. These notes were then consolidated, amended, restated and replaced by a May 22, 2009 note in favor Skarbonka, in the principal amount of $7.6 million at an interest rate of 16.5%. The May 22, 2009 note and $8.4 million of principal and $1.2 million of accrued interest of the Amalgamated Note sold to Skarbonka were subsequently consolidated into an August 31, 2009 revolving promissory note in favor of Skarbonka in the principal amount of $17.6 million, together with interest on the principal balance from time to time outstanding at a rate of 16.5% per annum. The August 31, 2009 note matures on August 1, 2011. The note is cross-defaulted with our other indebtedness and indebtedness of Monte Carlo Securities, Ltd., CTL Holdings and Imperial Life Financing, LLC. The largest aggregate amount of principal outstanding on the August 31, 2009 note since its issuance was $17.6 million. As of December 31, 2010 and December 31, 2009, respectively, the outstanding principal balance on the August 31, 2009 note was $0 and $17.6 million, respectively, with accrued interest of $0 and $980,000, respectively. The amount of principal paid under the note for the year ended December 31, 2010 and year ended December 31, 2009 was $1.5 million and $0, respectively, and the amount of interest paid was $985,000 and $0, respectively. On November 1, 2010, the note was exchanged along with the common units and Series B preferred units owned by Premium Funding, Inc. for a $30.0 million debenture that matures October 4, 2011. The debenture will have an interest rate of 0%. Immediately prior to the closing of our recent offering, the debenture was converted into shares of our common stock.

•	On October 3 and October 8, 2008, we executed two balloon promissory notes in favor of Cedarmount Trading, Ltd. (“Cedarmount”), each in the original principal amount of $4,450,000 at an interest rate of 16.5% per annum. On August 31, 2009, the notes were assigned by Cedarmount to IMPEX Enterprises, Ltd. (“IMPEX”). Also effective as of August 31, 2009, the notes were consolidated, amended, restated and replaced by a new revolving promissory note which we executed in favor of IMPEX for a principal amount of $10.3 million with interest on the principal balance from time to time outstanding at a rate of 16.5% per annum. The August 31, 2009 note matures on August 1, 2011. The note is cross-defaulted with our other indebtedness and indebtedness of Monte Carlo Securities, Ltd., CTL Holdings and Imperial Life Financing, LLC. The largest aggregate amount of principal outstanding on the August 31, 2009 note since issuance was $10.3 million. As of December 31, 2010 and December 31, 2009 the outstanding principal balance was $2.4 million and $10.3 million, respectively, with accrued interest of $55,000 and $569,000, respectively. The amount of principal paid under the note for the year ended December 31, 2010 and year ended December 31, 2009 was $15.7 million and $0, respectively, and the amount of interest paid was $1.5 million and $0, respectively. As part of the corporate conversion, the note as well as the common units and Series B, C, D and E preferred units owned by Imex Settlement Corporation was converted into shares of common stock.

•	On December 27, 2007, Imperial Life Financing, LLC (“Life Financing”), entered into a $50.0 million loan agreement with CTL Holdings. The proceeds of this loan were used by Life Financing to fund our origination of premium finance loans in exchange for participation interests in such loans. In April 2008, CTL Holdings entered into a participation agreement with Perella Weinberg Partners Asset Based Value Master Fund II, L.P. (“Perella”), in connection with which we executed a guaranty, whereby Perella contributed $10.0 million for a participation interest in CTL Holdings’ loans to Life Financing. In connection with Perella’s purchase of the participation interest, we agreed to reimburse CTL Holdings’ sole owner, Cedarmount, for any amounts paid or allocated to Perella under the participation agreement which cause Cedarmount’s rate of return paid by Life Financing to be less than 10.0% per annum on the funds Cedarmount advanced to CTL Holdings to make loans to us or cause Cedarmount not to recover its invested capital. In April 2008, the CTL Holdings loan agreement was amended and the authorized borrowings were increased from $50.0 million to $100.0 million. The first $50.0 million tranche

(Tranche A) was restricted such that no further advances could be made with the exception of funding second year premiums. All new advances are made under the second $50.0 million tranche (Tranche B). The loans are payable as the corresponding premium finance loans mature and as of December 31, 2010, bear a weighted average annual interest rate of 10.8%. The agreement requires that each loan originated under the facility be covered by lender protection insurance. The agreement does not include any financial covenants but does contain certain nonfinancial covenants and restrictions. All of the assets of Life Financing serve as collateral under the credit facility. The largest aggregate amount of principal outstanding on the facility since issuance was $61.2 million. As of December 31, 2010 and December 31, 2009, the outstanding principal balance on the facility was $0 and $21.9 million, respectively, with accrued interest of $0 and $46,000, respectively. As of December 31, 2010, we had a receivable balance of approximately $0 from CTL Holdings, LLC which relates to lender protection insurance claims that were remitted directly by our lender protection insurer to CTL Holdings, LLC. The proceeds of these claims should have been paid directly to the Company rather than CTL Holdings, LLC. The amount of principal paid under the facility for the year ended December 31, 2010 and year ended December 31, 2009 was $22.3 million and $16.5 million, respectively, and the amount of interest paid under the facility was $0.8 million and $2.4 million, respectively.

•	On November 15, 2008, Life Financing executed a grid promissory note in favor of CTL Holdings, in the original principal amount equal to the lesser of $30.0 million or the amount outstanding from time-to-time a fixed interest rate per advance. The weighted average interest rate as of December 31, 2010 was 9.5%. The largest aggregate amount of principal outstanding on the note since issuance was $36.7 million. As of December 31, 2010 and December 31, 2009, the outstanding principal balance on the note was approximately $24,000 and $25.9 million, respectively, with accrued interest of $1,000 and $2.8 million, respectively. The amount of principal paid under the facility for the year December 31, 2010 and the year ended December 31, 2009 was $36.7 million and $0, respectively, and the amount of accrued interest paid was $5.2 million and $0, respectively.

•	On March 13, 2009, Imperial Life Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into a financing agreement with CTL Holdings II, LLC to borrow funds to finance its purchase of premium finance loans originated by us or the participation interests therein. On July 23, 2009, White Oak Global Advisors, LLC replaced CTL Holdings II, LLC as the administrative agent and collateral agent with respect to this facility. The original financing agreement provided for up to $15.0 million of multi-draw term loans. In September 2009, this financing agreement was amended to increase the commitment by $12.0 million to a total commitment of $27.9 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of December 31, 2010 was 19.6%. The loans are payable as the corresponding premium finance loans mature. The agreement requires that each loan originated under the facility be covered by lender protection insurance. The agreement does not include any financial covenants but does contain certain nonfinancial covenants and restrictions. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The obligations of Imperial Life Financing II, LLC have been guaranteed by Imperial Premium Finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us except to the extent of Imperial Premium Finance, LLC’s equity interest in Imperial Life Financing II, LLC. The largest aggregate amount of principal outstanding on the facility since issuance was $27.0 million. As of December 31, 2010 and December 31, 2009, the outstanding principal balance on the note was $21.2 million and $26.6 million, respectively, with accrued interest of $8.2 million and $3.9 million, respectively. The amount of principal paid under the note for year ended December 31, 2010 and the year ended December 31, 2009 was $5.4 million and $391,000, respectively and the amount of interest paid under the facility was $1.9 million and $61,000, respectively.

•	Antony Mitchell, our chief executive officer and a director, and Jonathan Neuman, our chief operating officer, president and a director, have each individually guaranteed obligations under the Acorn Capital Group, LLC credit facility, the CTL Holdings, LLC credit facility, the Ableco Finance LLC credit facility, the White Oak Global Advisors, LLC credit facility, the Cedar Lane Capital LLC credit facility and the claims settlement agreement with our lender protection insurer. These guaranties are not unconditional sources of credit support but are intended to protect against acts of fraud, willful misconduct or the special purpose entity commencing a bankruptcy filing. To the extent recourse is sought against Messrs. Mitchell and Neuman for such non-financial performance reasons, then our indemnification obligations to Messrs. Mitchell and Neuman may require us to indemnify them for losses they may incur under these guaranties.

Conversion of Notes to Series A Preferred Units

•	We issued a series of notes, dated December 19, 2007, January 10, 2008, April 8, 2008, October 10, 2008 and December 24, 2008, in favor of Red Oak Finance, LLC, a Florida limited liability company (“Red Oak”). The notes were in the original principal amounts of $1,000,000, $500,000, $500,000, $62,500 and $450,000, respectively, each at a 10.0% per annum interest rate. The largest aggregate amount of principal outstanding on the notes since issuance was $2.5 million. Since issuance of the notes, the amount of principal paid under the notes was $253,000, the amount of interest paid under the notes was $319,000. On June 30, 2009, we converted $2,260,000 of these notes into 50,855 Series A Preferred Units. The Series A Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the Series A Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.5% of the outstanding units, per annum. The dividends payable at December 31, 2010 and December 31, 2009 were $642,000 and $189,000, respectively. The Series A Preferred Units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

•	We issued a series of notes, dated August 1, 2008, August 6, 2008, December 23, 2008 and December 30, 2008, in favor of IFS Holdings, Inc., a Florida corporation. The notes were in the original principal amounts of $200,000, $75,000, $750,000 and $750,000, respectively, each at a 16.0% per annum interest rate. The largest aggregate amount of principal outstanding on the notes since issuance was $1.8 million. Since issuance of the notes, the amount of principal paid under the notes was $0, the amount of interest paid under the notes was $163,000. On June 30, 2009, we converted $1,775,000 of these notes into 39,941 Series A Preferred Units. The Series A Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the Series A Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.5% of the outstanding units, per annum. The dividends payable at December 31, 2010 and December 31, 2009 were $504,000 and $155,000, respectively. The Series A Preferred Units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

Issuance of Series B, C, D, E and F Preferred Units

•	In December 2009, Premium Funding, Inc. and Imex Settlement Corporation each contributed $2.5 million to us in consideration for the issuance of 25,000 Series B Preferred Units. The Series B Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the Series B Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.0% of the outstanding units, per annum. The dividends payable at December 31, 2010 and December 31, 2009 were $437,000 and $4,000, respectively. On November 1, 2010, the Series B Preferred Units owned by Premium Funding, Inc. were exchanged along with the common units owned by Premium Funding, Inc. and a promissory note issued to Skarbonka for $30.0 million debenture that matures October 4, 2011. The debenture will have an interest rate of 0%. Immediately prior to the closing of our recent offering, the debenture was converted into shares of our common stock. The Series B Preferred Units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

•	In March 2010, Imex Settlement Corporation contributed $7.0 million to us in consideration for the issuance of 70,000 Series C Preferred Units. The Series C Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the

Series C Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.0% of the outstanding units, per annum. The dividends payable at December 31, 2010 were $904,000. The Series C Preferred Units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

•	In June 2010, Imex Settlement Corporation purchased from us 7,000 Series D Preferred Units for an aggregate purchase price of $700,000. The Series D Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the Series D Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.0% of the outstanding units, per annum. The dividends payable at December 31, 2010 were $59,000. The Series D Preferred Units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

•	On December 31, 2010, Imex Settlement Corporation owned 73,000 Series E Preferred Units for an aggregate purchase price of $7,300,000. The Series E Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the Series E Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.0% of the outstanding units, per annum. The dividends payable at December 31, 2010 were $302,000. The Series E Preferred Units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

•	Executed on January 10, 2011, and effective as of December 31, 2010, Imex Settlement Corporation owned 110,000 Series F Preferred Units for an $11,000,000 promissory note. The Series F Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the Series F Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.0% of the outstanding units, per annum. The Series F Preferred Units and the $11,000,000 promissory note were extinguished as a result of the corporate conversion.

Other Transactions

•	Antony Mitchell, our chief executive officer, is the owner of Warburg. Pursuant to an oral arrangement between us and Warburg, Antony L. Mitchell serves as our chief executive officer and we provide Warburg with (i) office space; (ii) equipment; and (iii) personnel. During the year ended December 31, 2010 and 2009, we incurred fees of $869,000 and $926,000, respectively, under this arrangement. The arrangement with Warburg has terminated.

•	We have previously engaged Greenberg Traurig, LLP to provide us with legal services. The spouse of Anne Dufour Zuckerman, our former general counsel, is a shareholder of Greenberg Traurig, LLP, although Mr. Zuckerman does not receive any direct benefit from the relationship with us. We have paid Greenberg Traurig, LLP $823,000, $1,595,000 and $1,062,000 during the years ended December 31, 2010, 2009 and 2008, respectively, for legal services.

Information regarding the independence of our directors is set forth under Item 10 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Grant Thornton LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2010 and 2009. Aggregate fees for professional services rendered to us by our independent registered public accounting firm are set forth below:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Audit Fees	$386,900	$342,380
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	884,967	—

Total	$1,271,867	$342,380

Audit Fees

The fees in this category were for professional services rendered in connection with (1) the audits of the Company’s annual financial statements, which for 2010 also included the Company’s Annual Report on Form 10-K, (2) the review of the Company’s quarterly financial statements and (3) audits of the Company’s subsidiaries that are required by statute or regulation.

All Other Fees

The fees in this category include all other services that generally only the Company’s independent registered public accounting firm reasonably can provide, such as consents issuing in connection with our registration statements filed with the SEC. The 2010 fees also include audit fees for professional services rendered in connection with the Company’s initial public offering which closed in February, 2011 and included a review of registration statements, providing a comfort letter to our underwriters and issuing consents

Policy on Pre-Approval of Services Performed by Independent registered public accounting firm

It is our Board of Directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. We approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Our consolidated financial statements identified in the accompanying Index to Financial Statements at page F-1 herein are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules: The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits:

The accompanying Exhibit Index on page E-1 sets forth the exhibits that are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL HOLDINGS, INC.

By	/s/ Antony Mitchell
Name:     Antony Mitchell

Title:	Chief Executive Officer

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antony Mitchell Antony Mitchell	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011

/s/ Richard S. O’Connell, Jr. Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer (Principal Financial Officer)	March 30, 2011

/s/ Jerome A. Parsley Jerome A. Parsley	Director of Finance and Accounting (Principal Accounting Officer)	March 30, 2011

/s/ Jonathan Neuman Jonathan Neuman	President, Chief Operating Officer and Director	March 30, 2011

/s/ David A. Buzen David A. Buzen	Director	March 30, 2011

/s/ Michael A. Crow Michael A. Crow	Director	March 30, 2011

/s/ Walter M. Higgins III Walter M. Higgins III	Director	March 30, 2011

/s/ Robert Rosenberg Robert Rosenberg	Director	March 30, 2011

/s/ A. Penn Hill Wyrough A. Penn Hill Wyrough	Director	March 30, 2011

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated and Combined Financial Statements as of December 31, 2009 and 2010 and for each of the three years in the period ended December 31, 2010 of Imperial Holdings, Inc. and its Subsidiaries

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-1
Consolidated and Combined Balance Sheets as of December 31, 2009 and 2010	F-2
Consolidated and Combined Statements of Operations for the years ended December 31, 2008, 2009 and 2010	F-3
Consolidated and Combined Statements of Members’ Equity for the years ended December 31, 2008, 2009 and 2010	F-4
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010	F-5
Notes to Consolidated and Combined Financial Statements	F-6

Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities pursuant to the corporate conversion of Imperial Holdings, LLC effective February 3, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Imperial Holdings, Inc.

We have audited the accompanying consolidated and combined balance sheets of Imperial Holdings, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated and combined statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Imperial Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida
March 30, 2011

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED BALANCE SHEETS
December 31,

	2010	2009

ASSETS
Assets
Cash and cash equivalents	$14,224,014	$15,890,799
Restricted cash	690,727	—
Certificate of deposit — restricted	879,974	669,835
Agency fees receivable, net of allowance for doubtful accounts	561,456	2,165,087
Deferred costs, net	10,706,022	26,323,244
Prepaid expenses and other assets	1,721,946	885,985
Deposits	692,285	982,417
Interest receivable, net	13,140,180	21,033,687
Loans receivable, net	90,026,383	189,111,302
Structured settlements receivables, net	2,535,764	151,543
Receivables from sales of structured settlements	223,955	320,241
Investment in life settlements (life insurance policies), at estimated fair value	17,137,601	4,306,280
Investment in life settlement fund	—	542,324
Fixed assets, net	876,337	1,337,344

Total assets	$153,416,644	$263,720,088

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,425,162	$2,713,543
Accrued expenses — related parties	70,833	455,485
Payable for purchase of structured settlements	223,955	—
Other liabilities	7,913,548	—
Lender protection insurance claims received in advance	31,153,755	—
Interest payable	13,764,613	8,251,023
Interest payable — related parties	54,769	4,376,299
Notes payable and debenture payable, net of discount	89,207,172	203,124,509
Notes payable — related parties	2,401,727	27,939,972

Total liabilities	148,215,534	246,860,831
Member units — preferred (500,000 authorized in the aggregate)
Member units — Series A preferred (90,796 issued and outstanding as of December 31, 2010 and 2009, respectively)	4,035,000	4,035,000
Member units — Series B preferred (25,000 and 50,000 issued and outstanding as of December 31, 2010 and 2009, respectively)	2,500,000	5,000,000
Member units — Series C preferred (70,000 and zero issued and outstanding as of December 31, 2010 and 2009, respectively)	7,000,000	—
Member units — Series D preferred (7,000 and zero issued and outstanding as of December 31, 2010 and 2009, respectively)	700,000	—
Member units — Series E preferred (73,000 and zero issued and outstanding as of December 31, 2010 and 2009, respectively)	7,300,000	—
Member units — common (500,000 authorized; 337,500 and 450,000 issued and outstanding as of December 31, 2010 and 2009, respectively)	11,462,427	19,923,709
Accumulated deficit	(27,796,317)	(12,099,452)

Total members’ equity	5,201,110	16,859,257

Total liabilities and members’ equity	$153,416,644	$263,720,088

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2010	2009	2008

Agency fee income	$10,148,761	$26,113,814	$48,003,586
Interest income	18,660,137	21,482,837	11,914,251
Origination fee income	19,937,683	29,852,722	9,398,679
Gain on sale of structured settlements	6,595,008	2,684,328	442,771
Gain on forgiveness of debt	7,599,051	16,409,799	—
Change in fair value of life settlements	10,156,387	—	—
Change in fair value structured receivables	2,476,690	—	—
Gain on sale of life settlements	1,951,176	—	—
Change in equity investments	(1,283,810)	—	—
Servicing fee income	413,250	—	—
Other income	241,756	71,348	47,400

Total income	76,896,089	96,614,848	69,806,687

Interest expense	21,819,910	23,928,017	7,475,714
Interest expense — related parties	6,335,434	9,826,781	5,276,600
Provision for losses on loans receivable	4,476,177	9,830,318	10,767,928
Loss on loan payoffs and settlements, net	4,981,314	12,058,007	2,737,620
Amortization of deferred costs	24,464,923	18,339,220	7,568,541
Selling, general and administrative expenses	29,645,703	30,242,699	36,964,956
Selling, general and administrative — related parties	869,493	1,026,209	4,601,454

Total expenses	92,592,954	105,251,251	75,392,813

Net loss	$(15,696,865)	$(8,636,403)	$(5,586,126)

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF MEMBERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

													Retained
	Member Units —		Member Units —		Member Units —		Member Units —		Member Units —		Member Units —		Earnings
	Common		Preferred A		Preferred B		Preferred C		Preferred D		Preferred E		(Accumulated)
	Units	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Units	Amounts	Deficit	Total

Balance, December 31, 2007	450,000	$20,000,000	—	—	—	—	—	—	—	—	—	—	$2,123,077	$22,123,077
Member distributions	—	(54,512)	—	—	—	—	—	—	—	—	—	—	—	(54,512)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,586,126)	(5,586,126)

Balance, December 31, 2008	450,000	19,945,488	—	—	—	—	—	—	—	—	—	—	(3,463,049)	16,482,439
Member distributions	—	(21,779)	—	—	—	—	—	—	—	—	—	—	—	(21,779)
Conversion of debt	—	—	90,796	4,035,000	—	—	—	—	—	—	—	—	—	4,035,000
Proceeds from sale of preferred units	—	—	—	—	50,000	5,000,000	—	—	—	—	—	—	—	5,000,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,636,403)	(8,636,403)

Balance, December 31, 2009	450,000	$19,923,709	90,796	$4,035,000	50,000	$5,000,000	—	—	—	—	—	—	$(12,099,452)	$16,859,257
Proceeds from sale of preferred units	—	—	—	—	—	—	70,000	7,000,000	7,000	700,000	73,000	7,300,000	—	15,000,000
Repurchase of common and preferred units	(112,500)	(8,461,282)	—	—	(25,000)	(2,500,000)	—	—	—	—	—	—	—	(10,961,282)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,696,865)	(15,696,865)

Balance, December 31, 2010	337,500	$11,462,427	90,796	$4,035,000	25,000	$2,500,000	70,000	$7,000,000	7,000	$700,000	73,000	$7,300,000	$(27,796,317)	$5,201,110

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2010	2009	2008

Cash flows from operating activities
Net loss	$(15,696,865)	$(8,636,403)	$(5,586,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	722,128	888,446	794,306
Provision for doubtful accounts	84,730	1,289,353	1,046,178
Provision for losses on loans receivable	4,476,177	9,830,318	10,767,928
Loss of loan payoffs and settlements, net	4,981,314	12,058,007	2,737,620
Origination fee income	(19,937,683)	(29,852,722)	(9,398,679)
Gain on sale of structured settlements	(6,595,008)	(2,684,328)	(442,771)
Change in fair value of life settlements	(10,156,387)	—	—
Change in fair value of structured receivables	(2,476,690)	—	—
Gain on forgiveness of debt	(7,599,051)	(16,409,799)	—
Interest income	(18,660,137)	(21,482,837)	(11,914,251)
Amortization of deferred costs	24,464,923	18,339,220	7,568,541
Change in equity investments	1,283,810	—	—
Change in assets and liabilities:
Certificate of deposit	(200,000)	(10,681)	(97,456)
Deposits	54,012	—	(19,717)
Agency fees receivable	1,518,901	5,416,509	(4,199,501)
Structured settlements receivables	7,117,611	4,658,300	(704,720)
Prepaid expenses and other assets	(3,538,388)	2,003,955	(2,201,314)
Accounts payable and accrued expenses	8,931,110	(536,823)	2,360,622
Interest payable	3,429,167	12,498,302	7,132,789

Net cash used in operating activities	(27,796,326)	(12,631,183)	(2,156,551)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(261,121)	(375,452)	(769,328)
Purchase of intangible assets	(160,000)	—	—
Collection (purchase) of investment	(727,333)	(904,237)	1,714,216
Premiums paid on investments in policies	(744,858)	—	—
Purchases of investment policies	(1,323,620)	—	—
Proceeds from loan payoffs and lender protection insurance claims received in advance	128,846,594	36,108,662	3,543,032
Originations of loans receivable, net	(24,743,836)	(64,143,742)	(107,301,524)
Proceeds from sale of investments, net	2,070,494	—	—

Net cash provided by (used) in investing activities	102,956,320	(29,314,769)	(102,813,604)

Cash flows from financing activities
Proceeds from sale of preferred units	15,000,000	5,000,000	—
Member contributions	—	—	349,000
Member distributions	—	(21,779)	(54,512)
Payments of cash pledged as restricted deposits	(454,607)	1,536,111	(546,165)
Payment of financing fees	(6,009,566)	(17,168,828)	(22,608,882)
Repayment of borrowings under credit facilities	(40,826,692)	(22,665,616)	(15,289,740)
Repayment of borrowings from affiliates	(93,216,144)	(2,826,418)	(794,773)
Borrowings under credit facilities	24,247,130	73,402,645	131,823,862
Borrowings from affiliates	24,433,100	12,937,108	18,239,793
Net cash (used in) provided by financing activities	(76,826,779)	50,193,223	111,118,583

Net (decrease) increase in cash and cash equivalents	(1,666,785)	8,247,271	6,148,428
Cash and cash equivalents, at beginning of year	15,890,799	7,643,528	1,495,100

Cash and cash equivalents, at end of year	$14,224,014	$15,890,799	$7,643,528

Supplemental disclosures of non-cash financing activities:
Conversion of debt to preferred member units	$—	$4,035,000	$—

Deferred costs paid directly by credit facility	$—	$14,600,305	$10,926,246

Repurchase of common and preferred units	$10,961,282	$—	$—

Repayment of borrowings paid directly by our lender protection insurance carrier	$63,967,983	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$26,742,597	$20,311,173	$7,994,775

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 —	ORGANIZATION AND DESCRIPTION OF BUSINESS ACTIVITIES

Imperial Holdings, Inc. (the “Company”) was formed pursuant to an operating agreement dated December 15, 2006 between IFS Holdings, Inc., IMEX Settlement Corporation, Premium Funding, Inc. and Red Oak Finance, LLC. The Company operates as a limited liability company. The Company, operating through its subsidiaries, is a specialty finance company with its corporate office in Boca Raton, Florida. As a limited liability company, each member’s liability is generally limited to the amounts reflected in their respective capital accounts. The Company operates in two reportable business segments: financing premiums for individual life insurance policies and purchasing structured settlements.

Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities pursuant to the corporate conversion of Imperial Holdings, LLC effective February 3, 2011 (see Note 21).

Premium Finance

A premium finance transaction is a transaction in which a life insurance policyholder obtains a loan, predominately through an irrevocable life insurance trust established by the insured, to pay insurance premiums for a fixed period of time. The Company’s typical premium finance loan is approximately two years in duration and is collateralized by the underlying life insurance policy. On each premium finance loan, the Company charges a loan origination fee and charges interest on the loan. In addition, the Company charges the referring agent an agency fee.

Structured Settlements

Washington Square Financial, LLC, a wholly owned subsidiary of the Company, purchases structured settlements from individuals. Structured settlements refer to a contract between a plaintiff and defendant whereby the plaintiff agrees to settle a lawsuit (usually a personal injury, product liability or medical malpractice claim) in exchange for periodic payments over time. A defendant’s payment obligation with respect to a structured settlement is usually assumed by a casualty insurance company. This payment obligation is then satisfied by the casualty insurer through the purchase of an annuity from a highly rated life insurance company, thereby providing a high credit quality stream of payments to the plaintiff.

Recipients of structured settlements are permitted to sell their deferred payment streams to a structured settlement purchaser pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval. Through such sales, the Company purchases a certain number of fixed, scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated and combined financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and its special purpose entities. The special purpose entities have been created to fulfill specific objectives. Also included in the consolidated and combined financial statements is Imperial Life Financing, LLC which is owned by two members of the Company and is combined with the Company for reporting purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

Premium Finance Loans Receivable

We report loans receivable acquired or originated by us at cost, adjusted for any deferred fees or costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables — Nonrefundable Fees and Other Costs, discounts, and loan impairment valuation.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

All loans are collateralized by life insurance policies. Interest income is accrued on the unpaid principal balance on a monthly basis based on the applicable rate of interest on the loans.

In accordance with ASC 310, Receivables, we specifically evaluate all loans for impairment based on the fair value of the underlying policies as collectability is primarily collateral dependent. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying insurance policies. In the event of default, the borrower typically relinquishes beneficial ownership of the policy to us in exchange for our release of the debt (or we enforce our security interests in the beneficial interests in the trust that owns the policy). For loans that have lender protection insurance, we make a claim against the lender protection insurance policy and, subject to terms and conditions of the lender protection insurance policy, our lender protection insurer has the right to direct control or take beneficial ownership of the policy upon payment of our claim. For loans without lender protection insurance, we have the option of selling the policy or maintaining it on our balance sheet for investment.

We evaluate the loan impairment valuation on a monthly basis based on our periodic review of the estimated value of the underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The loan impairment valuation is established as losses on loans are estimated and the provision is charged to earnings. Once established, the loan impairment valuation cannot be reversed to earnings.

In order to originate premium finance transactions during the recent dislocation in the capital markets, we procured lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage.

Ownership of Life Insurance Policies

In the ordinary course of business, a large portion of our borrowers default by not paying off the loan and relinquish beneficial ownership of the life insurance policy to us in exchange for our release of the obligation to pay amounts due. We account for life insurance policies we acquire upon relinquishment by our borrowers as investments in life settlements (life insurance policies) in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for all of our current life insurance policies as investments using the fair value method.

We initially record investments in life settlements at the transaction price. For policies acquired upon relinquishment by our borrowers, we determine the transaction price based on fair value of the acquired policies at the date of relinquishment. The difference between the net carrying value of the loan and the transaction price is recorded as a gain (loss) on loan payoffs and settlement. For policies acquired for cash, the transaction price is the amount paid.

The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as change in fair value of life settlements in our consolidated and combined statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The discount rate at December 31, 2010 was 15% to 17% and the fair value of our investment in life insurance policies was $17.1 million.

Following our recently completed initial public offering, our investment in life settlements (life insurance policies) may increase over time as we begin to make loans without lender protection insurance, as a result of which we have the option to retain a number of the life insurance policies relinquished to us by our borrowers

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

upon default under those loans. Since the term of our premium finance loans is typically 26 months, it will be at least 26 months from the closing of our recent offering before we are likely to retain any appreciable number of policies relinquished to us by our borrowers upon default.

Our valuation of insurance policies is a critical component of our estimate for the loan impairment valuation and the fair value of our investments in life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions which we estimate are the life expectancy of the insured and the discount rate.

In determining our life expectancy assumptions, we analyze medical reviews from third-party medical underwriters..The health of the insured is summarized by the medical underwriters into a life assessment which is based on the review of historical and current medical records. The medical underwriting assesses the characteristics and health risks of the insured in order to quantify the health into a mortality rating that represents their life expectancy.

The probability of mortality for an insured is then calculated by applying the life expectancy estimate to a mortality table. The mortality table is created based on the rates of death among groups categorized by gender, age, and smoking status. By measuring how many deaths occur before the start of each year, the table allows for a calculation of the probability of death in a given year for each category of insured people. The probability of mortality for an insured is found by applying their mortality rating from the life expectancy assessment to the probability found in the actuarial table for the insured’s age, sex and smoking status.

The resulting mortality factor represents an indication as to the degree to which the given life can be considered more or less impaired than a standard life having similar characteristics (i.e. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life.

The mortality rating is used to create a range of possible outcomes for the given life and assign a probability that each of the possible outcomes might occur. This probability represents a mathematical curve known as a mortality curve. This curve is then used to generate a series of expected cash flows over the remaining expected lifespan of the insured and the corresponding policy. An internal rate of return calculation is then used to determine the price of the policy. If the insured dies earlier than expected, the return will be higher than if the insured dies when expected or later than expected.

The calculation allows for the possibility that if the insured dies earlier than expected, the premiums needed to keep the policy in force will not have to be paid. Conversely, the calculation also considers the possibility that if the insured lives longer than expected, more premium payments will be necessary. Based on these considerations, each possible outcome is assigned a probability and the range of possible outcomes is then used to create a price for the policy.

At the end of each reporting period we re-value the life insurance policies using our valuation model in order to update our loan impairment valuation for loans receivable and our estimate of fair value for investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.

Use of Estimates

The preparation of these consolidated and combined financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include the loan impairment valuation, allowance for doubtful accounts, and the valuation of investments in life settlements at December 31, 2010 and 2009.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, investments and all highly liquid instruments purchased with an original maturity of three months or less. The Company maintains the majority of its cash in several operating accounts with one commercial bank. Balances on deposit are fully insured by the Federal Deposit Insurance Corporation (FDIC). Included in cash and cash equivalents is $5.1 million to be used by the Company to service policies as part of servicing a portfolio of life insurance policies for a third party. We also have a related servicing liability of $5.1 million which is included in other liabilities in the accompanying consolidated and combined balance sheet as of December 31, 2010. The Company also received a $2.0 million temporary advance from Imex and the related liability is included in other liabilities in the accompanying consolidated and combined balance sheet as of December 31, 2010. This was repaid in January 2011.

Loans Receivable

Loans receivable acquired or originated by the Company are reported at cost, adjusted for any deferred fees or costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables — Nonrefundable Fees and Other Costs, discounts, and loan impairment valuation. All loans are collateralized by life insurance policies. Interest income is accrued on the unpaid principal balance on a monthly basis based on the stated rate of interest on the loans. Discounts on loans receivable are accreted to interest income over the life of the loans using the effective interest method.

Loan Impairment Valuation

In accordance with ASC 310, Receivables, the Company specifically evaluates all loans for impairment based on the fair value of the underlying policies as collectability is primarily collateral dependent. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying insurance policies. In the event of default of a loan, the Company has the option to take control of the underlying life insurance policy enabling it to sell the policy or for those loans that are insured (see below), collect the face value of the insurance certificate.

The loan impairment valuation is evaluated on a monthly basis by management and is based on management’s periodic review of the fair value of the underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The loan impairment valuation is established when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal, interest, and origination fee due according to the contractual terms of the loan agreement. Once established, the impairment cannot be reversed to earnings.

The Company purchased lender protection insurance coverage on loans that were sold to or participated by Imperial Life Financing, LLC, Imperial PFC Financing, LLC, Imperial Life Financing II, LLC, and Imperial PFC Financing II, LLC. This insurance mitigates the Company’s exposure to significant losses which may be caused by declines in the value of the underlying life insurance policies. For loans that have lender protection insurance coverage, a loan impairment valuation adjustment is established if the carrying value of the loan exceeds the amount of coverage at the end of the period.

For the year ended December 31, 2010, the Company recognized an impairment charge of approximately $2.3 million and $2.2 million on the loans and related interest, respectively, and is reflected as a component of the provision for losses on loans receivable in the accompanying consolidated and combined statement of operations. For the year ending December 31, 2009, the Company recognized an impairment charge of approximately $8.6 million and $1.2 million related to impaired loans and interest, respectively.

Agency Fees Receivable

Agency fees are charged for services related to premium finance transactions. Agency fees are due per the signed fee agreement. Agency fees receivable are reported net of an allowance for doubtful accounts.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Management’s determination of the allowance for doubtful accounts is based on an evaluation of the commission receivable, prior collection history, current economic conditions, and other inherent risks. The Company reviews agency fees receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible agency fee receivable balances against its allowance. The allowance for doubtful accounts was approximately $205,000 and $120,000 as of December 31, 2010 and 2009, respectively.

Deferred Costs

Deferred costs include costs incurred in connection with acquiring and maintaining credit facilities and costs incurred in connection with securing lender protection insurance. These costs are amortized over the life of the related loan using the effective interest method and are classified as amortization of deferred costs in the accompanying consolidated and combined statement of operations.

Interest Income and Origination Income

Interest income consists of interest earned on loans receivable, income from accretion of discounts on purchased loans, and accretion of discounts on purchased structured settlement receivables. Interest income is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition. Discounts are accreted over the remaining life of the loan using the effective interest method.

Loans often include origination fees which are fees payable to the Company on the date the loan matures. The fees are negotiated at the inception of the loan on a transaction by transaction basis. The fees are accreted into income over the term of the loan using the effective interest method.

Payments on loans are not due until maturity of the loan. As such, we typically do not have non-performing loans or non-accrual loans until post maturity of the loan. At maturity, the loans stop accruing interest and origination income.

Interest and origination income on impaired loans is recognized when it is realizable and earned accordance with ASC 605, Revenue Recognition. Persuasive evidence of an arrangement exists through a loan agreement which is signed by a borrower prior to funding and sets forth the agreed upon terms of the interest and origination fees. Interest income and origination income are earned over the term of the loan and are accreted using the effective interest method. The interest and origination fees are fixed and determinable based on the loan agreement. For impaired loans, we continually reassess whether the collectability of the interest income and origination income is reasonably assured because the fair value of the collateral typically increases over the term of the loan. Our assessment of whether collectability of interest income and origination income is probable is based on our estimate of proceeds to be received upon maturity of the loan. To the extent that additional interest income is not recognized as collectability is not considered probable, origination income is not recognized. This is consistent with the objective of the interest method, as described in ASC 310-20, of maintaining a constant effective yield on the net investment in the receivable. Since our loans are due upon maturity, we cannot determine whether a loan is performing or non-performing until maturity. For impaired loans, our estimate of proceeds to be received upon maturity of the loan is generally correlated to our current estimate of fair value of the insurance policy, which is the measure to which the loans have been impaired, but also incorporates expected increases in fair value of the insurance policy over the term of the loan, trends in the market, and our experience with loan payoffs.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation of fixed assets on a straight-line basis over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the expected life of the improvement or the remaining lease term.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets represents amounts the Company agreed to pay to a third party in a settlement agreement to acquire the rights, title and interest to the domain name “Imperial.com” for a price of $160,000. The domain name is held in escrow until the Company pays the entire purchase price to the seller, at which time the escrow agent will permanently transfer the domain name to the Company. The Company has exclusive rights to the domain name while it is held in escrow. As of December 31, 2010, the Company paid $90,000 to the seller and owed $70,000 payable in seven equal consecutive monthly payments of $10,000 beginning February 1, 2011. The domain name is being amortized using the straight-line method over its estimated useful life.

Agency Fee Income

Agency fee income for the premium finance business is recognized as the loan is funded.

Loss in Loan Payoffs and Settlements, Net

When a premium finance loan matures, we record the difference between the net carrying value of the loan and the cash received, or the fair value of the life insurance policy that is obtained in the event of payment default, as a gain or loss on loan payoffs and settlements, net. This account was significantly impacted by the Acorn settlement (see Note 14) whereby the Company recorded a loss on loan payoffs and settlements of $5.5 million and $10.2 million during the years ended December 31, 2010 and 2009, respectively.

Advertising Expense

Advertising costs are expensed as incurred and were approximately $5.1 million and $4.6 million for the years ended December 31, 2010 and 2009, respectively. These costs are included within selling, general and administrative expenses in the consolidated and combined statement of operations.

Investment in Life Settlements

When the Company becomes the owner of a life insurance policy following a default on a premium finance loan, the life insurance policy is accounted for as an investment in life settlements. Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these investments using the fair value method.

Investment in Other Companies

The Company uses the equity method of accounting to account for its investment in other companies which the Company does not control but over which it exerts significant influence; generally this represents ownership interest of at least 20% and not more than 50%. The Company considers whether the fair values of any of its investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary, a write-down would be recorded to estimated fair value. During 2010, the Company wrote-off its entire investment in MXT as the Company determined that the estimated fair value of its investment in MXT was zero and the decline was other than temporary (see Note 11).

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurements and Disclosures when required to measure fair value for recognition or disclosure purposes. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

ASC 820 also establishes a three-level hierarchy for fair value measurements which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 — Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

The availability of valuation techniques and observable inputs can vary from investment to investment and is affected by a wide variety of factors including, the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value of assets and liabilities is greatest for items categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the reporting date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many investments. This condition could cause an investment to be reclassified to a lower level within the fair value hierarchy (see Note 12).

Fair Value Option

As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value. We have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in fair value of assets, liabilities, and commitments where we have elected fair value option are recorded in our consolidated and combined statement of operations. We have made this election because it is our intention to sell these assets within the next twelve months, and we believe it significantly reduces the disparity that exists between the GAAP carrying value of these structured settlements and our estimate of their

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

economic value. All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 are recorded at cost. For the six months ended December 31, 2010, changes in the fair value of structured settlements where we elected the fair value option resulted in income of approximately $2.5 million.

Revenue Recognition

Our primary sources of revenue are in the form of agency fees, interest income, origination fee income and gains on sales of structured settlements. Our revenue recognition policies for these sources of revenue are as follows:

•	Agency Fees — Agency fees are paid by the referring life insurance agents based on negotiations between the parties and are recognized at the time a premium finance loan is funded. Because agency fees are not paid by the borrower, such fees do not accrue over the term of the loan. We typically charge and receive agency fees from the referring agent within approximately 46 days of our funding the loan. A separate origination fee is charged to the borrower which is amortized into income over the life of the loan.

•	Interest Income — Interest income on premium finance loans is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition. Discounts on structured settlement receivables are accreted over the life of the settlement using the effective interest method.

•	Origination Fee Income — Loans often include origination fees which are fees payable to us on the date the loan matures. The fees are negotiated at the inception of the loan on a transaction by transaction basis. The fees are accreted into income over the term of the loan using the effective interest method.

•	Gains on Sales of Structured Settlements — Gains on sales of structured settlements are recorded when the structured settlements have been transferred to a third party and we no longer have continuing involvement, in accordance with ASC 860, Transfers and Servicing.

Interest and origination income on impaired loans is recognized when it is realizable and earned in accordance with ASC 605, Revenue Recognition. Persuasive evidence of an arrangement exists through a loan agreement which is signed by a borrower prior to funding and sets forth the agreed upon terms of the interest and origination fees. Interest income and origination income are earned over the term of the loan and are accreted using the effective interest method. The interest and origination fees are fixed and determinable based on the loan agreement. For impaired loans, we do not recognize interest and origination income which we believe is uncollectible. At the end of the reporting period, we review the accrued interest and accrued origination fees in conjunction with our loan impairment analysis to determine our best estimate of uncollectible income that is then reversed. We continually reassess whether the interest and origination income are collectible as the fair value of the collateral typically increases over the term of the loan. Since our loans are due upon maturity, we cannot determine whether a loan is performing or non-performing until maturity. For impaired loans, our estimate of proceeds to be received upon maturity of the loan is generally correlated to our current estimate of fair value of the collateral, but also incorporates expected increases in fair value of the collateral over the term of the loan, trends in the market, sales activity for life insurance policies, and our experience with loans payoffs.

Income Taxes

The Company operates as a limited liability company. As a result, the income taxes on the earnings are payable by the member. Accordingly, no provision or liability for income taxes is reflected in the accompanying consolidated financial statements.

Effective January 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes, related to uncertain tax positions. As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. The Company is subject to filing tax returns in the United States federal jurisdiction and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s open tax years for United States federal and state income tax examinations by tax authorities are 2007 to 2010. The Company’s policy is to classify interest and penalties (if any) as administrative expenses. The Company does not have any material uncertain tax positions; therefore, there was no impact on the Company’s consolidated financial statements.

On February 3, 2011, the Company converted from a Florida limited liability company to a Florida corporation. As a limited liability company, the Company was treated as a partnership for United States federal and state income tax purposes and, as such, was not subject to taxation. For all periods subsequent to such conversion, the Company will be subject to corporate-level United States federal and state income taxes (see Note 21).

Stock-Based Compensation

We have adopted ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments issued upon or after the closing of our recent offering will be determined based on a valuation using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

Earnings Per Share

The Company computes net income per share/unit in accordance with Earnings Per Share (“ASC 260”). Under the provisions of ASC 260, basic net income per share is computed by dividing the net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share adjusts basic net income per share for the effects of stock options and restricted stock awards only in periods in which such effect is dilutive. ASC 260 also requires the Company to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments.

Restricted Cash

The Cedar Lane credit facility requires the company to retain 2% of the principal amount of each loan made to the borrower, for the purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of December 31, 2010 and December 31, 2009 the Company’s consolidated financial statements reflected balances of approximately $691,000 included in restricted cash and $236,000 included in deposits, respectively (see Note 14).

Servicing Income

Servicing income is recorded when services are provided. Servicing income is primarily from servicing a portfolio of life insurance policies for a third party. These services include verifying premiums are paid and correctly applied and updating files for medical history and ongoing premiums.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Gain on Sale of Life Settlements

Gain on sale of life settlements includes gain from company-owned life settlements and gains from sales on behalf of third parties.

Risks and Uncertainties

In the normal course of business, the Company encounters economic risk. There are three main components of economic risk: credit risk, market risk and concentration of credit risk. Credit risk is the risk of default on the Company’s loan portfolio that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk for the Company includes interest rate risk. Market risk also reflects the risk of declines in valuation of the Company’s investments.

Reclassifications

Certain reclassifications have been made to the previously issued amounts to conform their treatment to the current presentation.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). This guidance will require companies to provide additional disclosures relating to the credit quality of their financing receivables and the credit reserves held against them, including the aging of past-due receivables, credit quality indicators, and modifications of financing receivables. For public companies, the disclosure requirements as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The disclosure requirements for activity occurring during a reporting period are effective for periods beginning on or after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. (see Note 6).

Effective January 1, 2010, the Company adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to transfers of financial assets. This guidance removes the concept of qualifying special-purpose entities and the exception for guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets. In addition, the guidance provides clarification of the requirements for isolation and limitations on sale accounting for portions of financial assets. The guidance also requires additional disclosure about transfers of financial assets and a transferor’s continuing involvement with transferred assets. Other than requiring additional disclosures, the adoption of this guidance was not significant to the Company’s financial statements. (see Note 9).

Effective January 1, 2010, the Company adopted accounting guidance issued by the FASB related to variable interest entities (“VIEs”). Generally, a VIE is an entity with insufficient equity requiring additional subordinated financial support, or an entity in which equity investors as a group, either (i) lack the power through voting or other similar rights, to direct the activities of the entity that most significantly impact its performance, (ii) lack the obligation to absorb the expected losses of the entity or (iii) lack the right to receive the expected residual returns of the entity.

The new guidance replaces the previous quantitative-based risks and rewards calculation for determining whether an entity must consolidate a VIE with an assessment of whether the entity has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This guidance requires reconsideration of whether an entity is a VIE upon occurrence of certain events, as well as ongoing assessments of whether a variable interest holder is the primary beneficiary of a VIE. Other than requiring

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements. (see Note 9).

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU No. 2010-26”) to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by the reporting entity, the entity may elect not to capitalize these costs. The amendments in this update are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. We are currently evaluating the potential impact of ASU No. 2010-26 to our financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies, but not specifically addressed here are not expected to have a material impact on the Company.

NOTE 3 —	DEFERRED COSTS

On February 11, 2011, the Company closed its initial public offering (IPO) of 16,666,667 shares of common stock at an offering price of $10.75 per share and received net proceeds of $174.4 million (see Note 21). Costs directly associated with the Company’s IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. Once the IPO was closed, these costs were recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in-capital. Deferred offering costs were approximately $2.8 million and $0 as of December 31, 2010, and December 31, 2009, respectively.

During 2010 and 2009, the Company paid $5.2 million and $16.9 million, respectively in lender protection insurance premiums which are being capitalized and amortized over the life of the loans using the effective interest method. The balance of costs related to lender protection insurance premium included in deferred costs in the accompanying balance sheet at December 31, 2010 and 2009 was approximately $5.9 million and $21 million, respectively. The state surplus taxes on the lender protection insurance premiums are 3.6% to 4.0% of the premiums paid. The Company paid $207,000 and $647,000, respectively in state surplus taxes during 2010 and 2009. These costs are being capitalized and amortized over the life of the loans using the effective interest method. The balance of costs related to state surplus taxes included in deferred costs in the accompanying balance sheets at December 31, 2010 and 2009 was approximately $699,000 and $1.2 million, respectively, net of accumulated amortization of approximately $1.3 million and $590,000, respectively.

During 2010 and 2009, the Company paid loan closing fees of approximately $1,965,000 related to the closing of the financing agreement with Cedar Lane Capital, LLC. During 2009, the Company paid approximately $629,000 related to the closing of the financing agreement with White Oak Global Advisors, LLC (see Note 14). These costs are being capitalized and amortized over the life of the credit facilities using the effective interest method. The balance of costs related to securing credit facilities included in deferred costs in the accompanying balance sheet at December 31, 2010 and 2009 was approximately $1.4 million and $4.1 million, respectively.

During 2010, the Ableco facility was repaid in full and the Company accelerated the expensing of deferred premium costs of approximately $5.4 million and additional deferred costs of approximately $980,000 which resulted from professional fees related to the creation of the Ableco facility. The Company recorded these charges as Amortized Deferred Costs. In the aggregate, the Company accelerated the expensing of approximately $6.4 million in deferred costs as a result of this one-time transaction.

In May 2009, the Company settled its lawsuit with Acorn Capital Group, a credit facility (see Note 14) and capitalized legal fees related to the settlement for loans that continue per the Settlement Agreement. The costs are being capitalized and amortized over the life of the new agreement using the effective interest method. The balance

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of these costs included in deferred costs in the accompanying balance sheet at December 31, 2009 was approximately $24,000, net of accumulated amortization of approximately $62,000.

NOTE 4 —	DEPOSITS

The Company has provided three $100,000 deposits to various states as a requirement for applying for and obtaining life settlement licenses in those states. The deposits are held by the state or custodians of the state and bear interest at market rates. Interest is generally distributed to the Company on a quarterly basis. Interest income of approximately $3,000 has been recognized on these deposits for the year ended December 31, 2010.

The Company has purchased surety bonds in various amounts as a requirement for applying for and obtaining life settlement licenses in certain states. In January 2010, the company purchased an additional $200,000 of surety bonds for the state of Utah. As of December 31, 2010, the Company has surety bonds in five states which total $750,000 and expire on May 13, 2011. The surety bonds are backed by a letter of credit from a national bank in the amount of $850,000, which is collateralized by certificates of deposit with the bank in the amount of $880,000, including accrued interest. The letter of credit expires on May 10, 2011. The certificates of deposit accrue interest at rates between 0.60% and 1.59% per annum.

The Company expects to continue to maintain the certificates of deposit as collateral for the foreseeable future. The certificates of deposit are recorded at cost in the balance sheet and are restricted at year end. Interest income of approximately $10,000 has been recognized in the year ended December 31, 2010.

NOTE 5 —	FIXED ASSETS

Fixed assets at December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Computer software and equipment	$2,031,786	$1,885,904
Furniture, fixtures and equipment	1,025,841	1,025,841
Leasehold improvements	629,590	531,896

	3,687,217	3,443,641
Less: Accumulated depreciation	2,810,880	2,106,297

Fixed assets, net	$876,337	$1,337,344

Depreciation expense for the years ended December 31, 2010 and 2009 was approximately 722,000, and $888,000, respectively and is included in selling, general, and administrative expenses in the accompanying consolidated statement of income.

NOTE 6 —	LOANS RECEIVABLE

A summary of loans receivables at December 31, 2010 and 2009 is as follows:

	2010	2009

Loan principal balance	$76,939,236	$167,691,534
Loan origination fees, net	20,263,497	33,044,935
Discount, net	—	(26,403)
Loan impairment valuation	(7,176,350)	(11,598,764)

Loans receivable, net	$90,026,383	$189,111,302

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

An analysis of the changes in loans receivable principal balance during the years ended December 31, 2010 and 2009 is as follows:

	2010	2009

Loan principal balance, beginning	$167,691,534	$147,937,524
Loan originations	20,536,025	51,572,637
Subsequent year premiums paid net of reimbursement	4,207,811	15,875,702
Loan write-offs	(5,377,510)	(12,997,742)
Loan payoffs	(108,217,616)	(29,607,625)
Loans transferred to investments in life settlements	(1,901,008)	(5,088,962)

Loan principal balance, ending	$76,939,236	$167,691,534

Loan origination fees include origination fees which are payable to the Company on the date the loan matures. The loan origination fees are reduced by any direct costs that are directly related to the creation of the loan receivable in accordance with ASC 310-20, Receivables — Nonrefundable Fees and Other Costs, and the net balance is accreted over the life of the loan using the effective interest method. Discounts include purchase discounts, net of accretion, which are attributable to loans that were acquired from affiliated companies under common ownership and control.

In accordance with ASC 310, Receivables, the Company specifically evaluates all loans for impairment based on the fair value of the underlying policies as foreclosure is considered probable. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying policies.

A summary of our investment in impaired loans at December 31, 2010 and 2009 is as follows:

	2010	2009

Loan receivable, net	32,372,062	54,656,898
Interest receivable, net	4,479,527	6,439,133

Investment in impaired loans	36,851,589	61,096,031

The amount of the investment in impaired loans that had an allowance as of December 31, 2010 and 2009 was $36.9 million and $61.1 million, respectively. The amount of the investment in impaired loans that did not have an allowance was $0 as of December 31, 2010 and 2009. The average investment in impaired loans during the years ended December 31, 2010 and 2009 was approximately $49 million and $46 million, respectively. The interest recognized on the impaired loans was approximately $4.3 million and $7.7 million for the year ended December 31, 2010 and 2009, respectively.

An analysis of the loan impairment valuation for the year ended December 31, 2010 is as follows:

	Loans	Interest
	Receivable	Receivable	Total

Balance at beginning of period	$11,598,764	$1,788,544	$13,387,308
Provision for loan losses	2,276,043	2,200,134	4,476,177
Charge-offs	(8,204,790)	(2,648,441)	(10,853,231)
Recoveries	1,506,333	—	1,506,333

Balance at end of period	$7,176,350	$1,340,237	$8,516,587

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

An analysis of the loan impairment valuation for the year ended December 31, 2009 is as follows:

	Loans	Interest
	Receivable	Receivable	Total

Balance at beginning of period	$8,861,910	$1,441,552	$10,303,462
Provision for loan losses	8,616,097	1,214,221	9,830,318
Charge-offs	(5,879,243)	(867,229)	(6,746,472)
Recoveries	—	—	—

Balance at end of period	$11,598,764	$1,788,544	$13,387,308

An analysis of the loan impairment valuation for the year ended December 31, 2008 is as follows:

	Loans	Interest
	Receivable	Receivable	Total

Balance at beginning of period	$2,250,580	$81,057	$2,331,637
Provision for loan losses	8,927,947	1,839,981	10,767,928
Charge-offs	(2,316,617)	(479,486)	(2,796,103)
Recoveries	—	—	—

Balance at end of period	$8,861,910	$1,441,552	$10,303,462

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the year ended December 31, 2010 is as follows:

	Uninsured	Insured
	Loans	Loans	Total

Allowance for loan losses:
Balance at beginning of period	1,982,641	9,616,123	$11,598,764
Provision for loan losses	—	2,276,043	2,276,043
Charge-offs	(2,601,174)	(5,603,616)	(8,204,790)
Recoveries	1,506,333	—	1,506,333

Ending balance	$887,800	$6,288,550	$7,176,350

Ending balance: individually evaluated for impairment	887,800	6,228,550	7,176,350

Ending balance: collectively evaluated for impairment	0	0	0

Ending balance: loans acquired with deteriorated credit quality	0	0	0

Loan receivables

Ending balance	5,030,661	84,995,722	90,026,383

Ending balance: individually evaluated for impairment	5,030,661	84,995,722	90,026,383

Ending balance: collectively evaluated for impairment	0	0	0

Ending balance: loans acquired with deteriorated credit quality	0	0	0

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

An analysis of the credit quality indicators by loan type at December 31, 2010 is presented in the following table:

	Uninsured		Insured(1)
	Unpaid		Unpaid
S&P	Principal		Principal
Designation	Balance	Percent	Balance	Percent

AAA	$—	0.00%	$571,090	0.79%
AA+	—	0.00%	1,065,918	1.48%
AA	—	0.00%	277,828	0.39%
AA-	2,720,099	53.79%	40,847,422	56.83%
A+	2,336,402	46.21%	9,977,875	13.88%
A1	—	0.00%	2,234,667	3.11%
A	—	0.00%	16,443,035	22.87%
BB-	—	0.00%	464,900	0.65%

Total	$5,056,501	100.00%	$71,882,735	100.00%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of December 31, 2010, Lexington had a financial strength rating of “A+” by Standard & Poors (S&P).

An analysis of impaired loans with and without a related allowance at December 31, 2010 is presented in the following table by loan type:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Uninsured Loans	$2,630,384	$1,872,484	$—	$3,400,988	436,096
Insured Loans	$61,537,248	$42,694,690	$—	$85,200,145	7,058,357
With an allowance recorded:
Uninsured Loans	3,376,396	3,184,017	887,800	5,367,185	644,091
Insured Loans	35,622,535	29,188,045	6,288,550	41,460,731	5,001,636
Total
Uninsured Loans	$6,006,780	$5,056,501	$887,800	$8,768,173	$1,080,187

Insured Loans	$97,159,783	$71,882,735	$6,288,550	$126,660,876	$12,059,993

An analysis of past due at December 31, 2010 is presented in the following table by loan type:

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total
	Past Due	Past Due	Past Due	Past Due

Uninsured Loans	$38,901	$—	$815,761	$854,662
Insured Loans	3,034,354	102,225	—	3,136,579

Total	$3,073,255	$102,225	$815,761	$3,991,241

The allowance for interest receivable represents interest that is not expected to be collected. At the time the interest income was recognized and at the end of the reporting period in which the interest income was recognized, the interest income was believed to be collectible. The Company continually reassesses whether interest income is

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

collectible in conjunction with its loan impairment analysis. The allowance for interest receivable represents interest that was determined to be uncollectible during a reporting period subsequent to the initial recognition of the interest income.

As of December 31, 2010, the loan portfolio consisted of loans with original maturities of 2 to 4 years with both fixed (8.8% average interest rate among all fixed rate loans, compounded monthly) and variable (11.3% average interest rate among all variable rate loans) interest rates.

During 2010 and 2009, the Company originated 97 and 194 loans receivable with a principal balance of approximately $20.5 million and $51.6 million, respectively. The balances of these loans were financed from the Company’s credit facilities. All loans were issued to finance insurance premiums. Loan interest receivable at December 31, 2010 and 2009, was approximately $13.1 million, and $21 million net of impairment of approximately $1.3 million and $1.8 million, respectively. As of December 31, 2010, there were 325 loans with the average loan balance of approximately $212,000.

In 2010 and 2009, we financed subsequent premiums to keep the underlying insurance policies in force in 149 and 485 loans receivable with aggregate principal balances of approximately $4.2 million and $15.9 million, respectively. These balances included approximately $3.6 million and $6.2 million of loans financed from our credit facilities and approximately $0.6 million and $9.5 million of loans financed with cash received from affiliated companies, respectively.

During 2010 and 2009, 438 and 110 of our loans were paid off with proceeds totaling approximately $155.5 million and $36.1 million, respectively, of which approximately $109.9 million and $27.9 million was for the principal of the loans and approximately $24.7 million and $3.8 million was for accrued interest, respectively, and accreted origination fees of approximately $33.6 million and $7.5 million, respectively. The Company had an impairment associated with these loans of approximately $13.3 million and $2.9 million, respectively. The loans had aggregate discount balances at the time of repayment totaling approximately $13,000 and $60,000, respectively. We recognized a gain of approximately $576,000 and a loss of approximately $73,000 on these transactions, respectively.

The Company wrote off 8 and 94 loans during 2010 and 2009 respectively, because the collectability of the original loans was unlikely and the underlying policies were allowed to lapse. The principal amount written off was approximately $879,000 and $3.3 million with accrued interest of approximately $272,000 and $572,000, respectively, and accreted origination fees of approximately $391,000 and $153,000, respectively. The Company had an impairment associated with these loans of approximately $1.5 million and $1.5 million and incurred a loss on these loans of approximately $42,000 and $2.6 million, respectively.

During 2010 and 2009, the Company wrote off 34 and 64 loans, respectively related to the Acorn facility (see Note 14). The principal amount written off was approximately $4.7 million and $8.4 million with accrued interest of approximately $1 million and $1 million, and origination receivable of approximately $884,000 and $559,000, respectively. The Company received partial payment in 2010 of $686,000. The Company had an impairment associated with these loans of approximately $371,000 and $584,000, and incurred a loss on these loans of approximately $5.5 million and $10.2 million, respectively.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	ORIGINATION FEES

A summary of the balances of origination fees that are included in loans receivable in the consolidated and balance sheet as of December 31 is as follows:

	2010	2009

Loan origination fees gross	$30,182,958	$57,641,266
Un-accreted origination fees	(10,189,349)	(25,211,898)
Amortized loan originations costs	269,888	615,567

Total	$20,263,497	$33,044,935

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

NOTE 8 —	AGENCY FEES RECEIVABLE

Agency fees receivable are agency fees due from insurance agents related to premium finance loans. The balance of agency fees receivable at December 31, 2010 and 2009 were approximately $561,000 and $2.2 million respectively, net of a reserve of approximately $205,000 and $120,000, respectively. Bad debt expense was approximately $85,000 and $1.3 million at December 31, 2010 and 2009, respectively, and is included in selling, general and administrative expenses on the consolidated and combined statement of operations.

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the years ended December 31, 2010 and 2009 is as follows:

	Year Ended
	December 31,
	2010	2009

Balance at beginning of period	$119,886	$768,806
Bad debt expense	84,730	1,290,241
Write-offs	—	(1,939,161)
Recoveries	—	—

Balance at end of period	$204,616	$119,886

NOTE 9 —	STRUCTURED SETTLEMENTS

The balances of the Company’s structured settlements are as follows:

	December 31,	December 31,
	2010	2009

Structured settlements — at cost	$1,090,090	$151,543
Structured settlements — at fair value	1,445,674	—

Structured settlements receivable, net	$2,535,764	$151,543

On February 1, 2010, the Company signed a purchase and sale agreement with Slate Capital, LLC (“Slate”) whereby the Company will originate and sell to Slate certain eligible structured settlements and life contingent structured settlements. The Company’s subsidiary, Washington Square Financial, LLC, also entered into a servicing agreement with Slate to service the sold structured settlements. Under this facility, transactions began funding in April, 2010. During the year ended December 31, 2010, there were 224 transactions completed generating income of approximately $4,319,000 which was recorded as a gain on sale of structured settlements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On September 30, 2010, the Company entered into a wind down agreement with Slate whereby as of December 31, 2010, the Company ceased selling structured settlements to Slate. Under the wind down agreement, which amends the existing arrangement with Slate, the Company continued submitting structured settlements to Slate through November 15, 2010 for purchase by December 31, 2010.

In addition to our sales to Slate and ISF 2010, during 2010 and 2009, the Company sold several structured settlements to other parties with proceeds totaling approximately $19.3 million and $15.3 million, respectively, of which approximately $34.4 million and $31.6 million, respectively was for receivables with a discount of approximately $17.4 million and $18.5 million, respectively, and a holdback of approximately $0 and $320,000, respectively. The Company recognized a gain on sale of approximately $2.3 million and $2.7 million, respectively, and a change in fair value of approximately $1.1 million and $0, respectively, on these transactions. The Company was also retained to service the future collections on one of the sales and collected approximately $112,000 and $90,000, respectively, at December 31, 2010 for future servicing activity. This amount is reflected in the other liabilities section of the balance sheet.

Total income recognized on structured settlement transactions for the year ended December 31, 2010 and 2009, respectively was approximately $334,000 and $1.2 million, respectively, through accretion recognized in interest income in the accompanying consolidated and combined statement of operations. The receivables at December 31, 2010 and 2009 were approximately $2.5 million and $152,000, respectively, net of a discount of approximately $1.3 million and $153,000, respectively.

The holdback is equal to the aggregate amount of payments due and payable by the annuity holder within 90 days after the date of sale. These amounts are held back in accordance with the purchase agreement and will be released upon proof of collection by the Company acting as servicer. Of the total holdback of approximately $224,000 receivable at December 31, 2010, approximately $188,000 was collected subsequent to year end.

8.39% Fixed Rate Asset Backed Variable Funding Notes

We formed Imperial Settlements Financing 2010, LLC (“ISF 2010”) as a subsidiary of Washington Square Financial, LLC (“Washington Square”, a wholly owned subsidiary) to serve as a new special purpose financing entity to allow us to borrow against certain of our structured settlements and assignable annuities, which we refer to as receivables, to provide us liquidity. On September 24, 2010, we entered into an arrangement to provide us up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “indenture”) pursuant to which the noteholder has committed to advance up to $50 million upon the terms and conditions set forth in the indenture. The note is secured by the receivables that ISF 2010 acquires from Washington Square from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of December 31, 2010, the balance of the notes outstanding was $1,697,000.

Upon the occurrence of certain events of default under the indenture, all amounts due under the note are automatically accelerated. Our maximum exposure related to ISF 2010 is limited to our 5% interest. The obligations of ISF 2010 are non-recourse to the Company. ISF 2010 is subject to several restrictive covenants under the terms of the indenture. The restrictive covenants include that ISF 2010 cannot: (i) create, incur, assume or permit to exist any lien on or with respect to any assets other than certain permitted liens, (ii) create, incur, assume, guarantee or permit to exist any additional indebtedness, (iii) declare or pay any dividend or other distribution on account of any equity interests of ISF 2010 other than certain permitted distributions from available cash, (iv) make any repurchase or redemption of any equity interests of ISF 2010 other than certain permitted repurchases or redemptions from available cash, (v) enter into any transactions with affiliates other than the transactions contemplated by the indenture, or (vi) liquidate or dissolve.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During the three months ended December 31, 2010, the Company originated and pledged 59 guaranteed structured settlement transactions under this facility generating income of approximately $597,000, which was recorded as a change in fair value of structured settlements. The Company received approximately $1,679,000 in cash from these transfers. The company also realized income of approximately $773,000 that was recorded as a change in fair value on structured settlements that are intended for sale to Imperial Settlements Financing 2010, LLC. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents our interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust. As of December 31, 2010, we have an interest of $71,000 recorded within other assets in the accompanying consolidated and combined balance sheet. We account for this interest at fair value.

The transfer of the receivables allows us to record the transaction as a sale and derecognize the asset from our balance sheet. In determining whether we are the primary beneficiary of ISF 2010, we concluded that we do no control the servicing, which is the activity which most significantly impacts ISF 2010’s performance. An independent third party is the master servicer and they can only be replaced by the control partner, which is the entity that holds the majority of the outstanding notes. We are a back-up servicer which is insignificant to ISF 2010’s performance.

NOTE 10 —	INVESTMENT IN LIFE SETTLEMENTS (LIFE INSURANCE POLICIES)

During 2010 and 2009, the Company acquired certain life insurance policies as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. The Company elected to account for these policies using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require.

During 2010 and 2009, the Company recognized a gain of approximately $10.2 million and $843,000, respectively which was recorded at the time of foreclosure related to recording the policies acquired at the transaction price (fair value of the policy) which is included in loss on loan payoffs and settlements, net in the accompanying consolidated and combined statement of operations. The following table describes the Company’s investment in life settlements as of December 31, 2010:

	Number of
	Life Settlement	Fair	Face
Remaining Life Expectancy (In Years)	Contracts	Value	Value

0-1	—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	1	883,985	2,000,000
4-5	1	628,449	2,200,000
Thereafter	39	15,625,168	201,082,000

Total	41	$17,137,602	$205,282,000

Of the 41 policies held as of December 31, 2010, 20 of these policies previously had lender protection insurance related to their premium finance loans prior to being classified as investments in life settlements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2010, are as follows:

2011	4,476,733
2012	4,880,359
2013	4,890,094
2014	4,783,591
2015	5,221,452
Thereafter	46,155,485

$70,407,714

NOTE 11 —	INVESTMENT IN LIFE SETTLEMENT FUND

On September 3, 2009, the Company formed MXT Investments, LLC (“MXT Investments”) as a wholly-owned subsidiary. MXT Investments signed an agreement with Insurance Strategies Fund, LLC (“Insurance Strategies”) whereby MXT Investments would purchase an equity interest in Insurance Strategies in exchange for providing financing for the acquisition of life insurance policies. Insurance Strategies would purchase life insurance policies from the Company and other sources. During 2010 and 2009, MXT Investments contributed approximately $731,000 and $904,000, respectively to Insurance Strategies and Insurance Strategies purchased 5 insurance policies in both 2010 and 2009 from the Company for approximately $1.3 million and $1.4 million, respectively. No gain was recognized on the transactions due to the related equity contribution made by MXT Investments into Insurance Strategies. As of December 31, 2009, MXT Investments had investments in Insurance Strategies of $542,000 net of deferred gains of $362,000. During 2010, the Company wrote-off its entire investment in MXT as the Company determined that the estimated fair value of its investment in MXT was zero and the decline was other than temporary.

NOTE 12 —	FAIR VALUE MEASUREMENTS

We carry investments in life and structured settlements at fair value in the consolidated and combined balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

Level 1 — Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 — Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2010, are as follows:

				Total
	Level 1	Level 2	Level 3	Fair Value

Assets:
Investment in life settlements	$—	$—	$17,137,601	$17,137,601
Structured settlement receivables	$—	$—	$1,445,674	$1,445,674

	$—	$—	$18,583,275	$18,583,275

The Company experienced a loss on realized change in fair value of life settlements of approximately $422,000 during the year ended December 31, 2010 as a result of deciding to let four policies lapse when it determined that future premium expense could be deployed for better uses.

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2009, are as follows:

				Total
	Level 1	Level 2	Level 3	Fair Value

Assets:
Investment in life settlements	$—	$—	$4,306,280	$4,306,280

The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2010, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs.

Life Settlements:
Balance, December 31, 2009	$4,306,280
Purchase of policies	1,323,622
Acquired in foreclosure	2,676,949
Change in unrealized appreciation	11,322,730
Realized change in fair value	(421,486)
Sale of policies	(2,070,494)

Balance, December 31, 2010	$17,137,601

Unrealized appreciation, December 31, 2010	$10,127,629

Structured Settlements:
Balance, December 31, 2009	$—
Purchase of contracts	9,864,645
Change in unrealized appreciation	2,476,690
Realized change in fair value	(1,771,658)
Sale of policies	(9,079,982)
Collections	(44,021)

Balance, December 31, 2010	$1,445,674

Unrealized appreciation, December 31, 2010	$705,032

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2009, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs.

Balance, December 31, 2008	$—
Change in unrealized appreciation	—
Acquisition of policies	4,306,280

Balance, December 31, 2009	$4,306,280

Unrealized appreciation, December 31, 2009	$—

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs into are the life expectancy of the insured and the discount rate, which are not observable. As of December 31, 2010 and 2009, the Company had insured impaired loans (Level 2) with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately $33.2 million and $57.5 million. As of December 31, 2010 and 2009, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $3.2 million and $3.6 million, respectively. The provision for losses on loans receivable related to impaired loans was approximately $4.5 million and $9.8 million for the years ended December 31, 2010 and 2009, respectively.

NOTE 13 —	LENDER PROTECTION INSURANCE CLAIMS RECEIVED IN ADVANCE

On September 8, 2010, the lender protection insurance related to our credit facility with Ableco Finance, LLC (“Ableco”) was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million. We used approximately $64.0 million of the settlement proceeds to pay off the credit facility with Ableco in full and the remainder was used to pay off the amounts borrowed under the grid promissory note in favor of CTL Holdings, LLC.

As a result of this settlement transaction, our subsidiary, Imperial PFC Financing, LLC, a special purpose entity, agreed to reimburse the lender protection insurer for certain loss payments and related expenses by remitting to the lender protection insurer all amounts received in the future in connection with the related premium finance loans issued through the Ableco credit facility and the life insurance policies collateralizing those loans until such time as the lender protection insurer has been reimbursed in full in respect of its loss payments and related expenses. These loss payments and related expenses include the $96.9 million insurance claims settlement described above, $77.0 million for loss payments previously made, any additional advances made by the lender protection insurer to or for the benefit of Imperial PFC Financing, LLC and interest on such amounts. The reimbursement obligation is generally non-recourse to us and our other subsidiaries except to the extent of our equity interest in Imperial PFC Financing, LLC. Our CEO and COO have each guaranteed the obligations of Imperial PFC Financing, LLC for matters other than financial performance.

Under the lender protection program, we pay lender protection insurance premiums at or about the time the coverage for a particular loan becomes effective. We record this amount as a deferred cost on our balance sheet, and then expense the premiums over the life of the underlying premium finance loans using the effective interest method. As of September 8, 2010, the deferred premium costs associated with the Ableco facility totaled $5.4 million. Since these insurance claims have been prepaid and Ableco has been repaid in full, we have accelerated the expensing of these deferred costs and recorded this $5.4 million expense as Amortization of Deferred Costs. Also in connection with the termination of the Ableco facility, we have accelerated the expensing of

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

approximately $980,000 of deferred costs which resulted from professional fees related to the creation of the Ableco facility. We recorded these charges as Amortized Deferred Costs. In the aggregate, we accelerated the expensing of $6.4 million in deferred costs as a result of this one-time transaction.

The insurance claim settlement of $96.9 million was recorded as lender protection insurance claims paid in advance on our consolidated and combined balance sheet. As the premium finance loans mature and in the event of default, the insurance claim is applied against the premium finance loan. As of December 31, 2010, we have approximately $31.2 million remaining of lender protection insurance claims paid in advance related to premium finance loans which have not yet matured. As of December 31, 2010, we have approximately $20.1 million of loans receivable, net and $4.5 million of interest receivable, net in premium finance loans which have not yet matured for which this insurance claims settlement relates. In connection with these loans we have approximately $6.6 million in accreted loan origination fees. The remaining premium finance loans will mature by August 5, 2011.

NOTE 14 —	NOTES AND DEBENTURE PAYABLE

A summary of the principal balances of notes payable included in the consolidated and combined balance sheet as of December 31, 2010 and 2009 is as follows:

	Total Notes Payable
	December 31,	December 31,
	2010	2009

Cedar Lane	$34,209,496	$11,806,000
Skarbonka debenture	29,766,667	—
White Oak, Inc.	21,218,775	26,594,974
Acorn Capital Group	3,987,889	9,178,805
CTL Holdings, LLC	24,345	49,743,657
Ableco Finance	—	96,173,950
Other Note Payable	—	9,627,123

	89,207,172	203,124,509
Related Party	2,401,727	27,939,972

Total	$91,608,899	$231,064,481

Cedar Lane

On December 2, 2009, Imperial PFC Financing II, LLC was formed to enter into a financing agreement with Cedar Lane Capital, LLC, so that Imperial PFC Financing II, LLC could purchase Imperial Premium Finance notes for cash or a participation interest in the notes. The financing agreement is for a minimum of $5 million to a maximum of $250 million. The agreement is for a term of 28 months from the time of borrowing and the borrowings bear an annual interest rate of 14%, 15% or 16%, depending on the class of lender and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial PFC Financing II, LLC. The Company believes it is in compliance at December 31, 2010. The outstanding principal at December 31, 2010 and 2009 was approximately $34.2 million and $11.8 million, respectively, and accrued interest was approximately $4.3 million and $111,000, respectively. The Company is required to retain 2% of the principal amount of each loan made to the borrower, for purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of December 31, 2010 and December 31, 2009 the Company’s consolidated financial statements reflected balances of approximately $691,000 included in restricted cash and $236,000 included in deposits, respectively. Our lender protection insurer ceased providing us with lender

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

protection insurance under this credit facility on December 31, 2010. As a result, we are no longer able to originate new premium finance loans under our credit facilities.

Skarbonka Debenture

On November 1, 2010, the Series B Preferred Units owned by Premium Funding, Inc. were exchanged along with the common units owned by Premium Funding, Inc. and a promissory note issued to Skarbonka for $30.0 million debenture that matures October 4, 2011. The Company valued the components of the $30 million debenture as follows: $8.0 million of the debenture was attributed to the repurchase of 112,500 shares of common units. These common units were originally issued on December 15, 2006 for $5.0 million in cash. The value attributed to the common units reflects an agreement between the Company and its shareholders and equates to a return on investment of approximately 15% per annum for the period they have been outstanding (approximately 4 years); $19.0 million of the debenture was attributed to (i) the repayment of $18.3 million ($16.1 million of principal and $2.2 million of accrued interest) due as of November 1, 2010 on the promissory note in favor of Skarbonka and (ii) an agreement between the Company and its shareholders to contribute an additional $700,000 in value to imputed interest on the debenture until the expected repayment date; and, $3.0 million of value was attributed to the repurchase of 25,000 shares of Series B preferred units. The Series B preferred units were originally issued on December 30, 2009 for $2.5 million. As of November 1, 2010 (issuance of debenture), these units had an unpaid preferred return of $333,000.

As of December 31, 2010, the Company had amortized $467,000 of imputed interest relating to the debenture payable as a component of interest expense in the accompanying consolidated and combined statement of operations. On February 11, 2011, the date of the closing of the Company’s initial public offering, the debenture was converted into shares of the Company’s common stock (See Note 21).

White Oak, Inc.

On February 5, 2009, Imperial Life Financing II, LLC, was formed to enter into a loan agreement with White Oak Global Advisors, LLC, so that Imperial Life Financing II, LLC could purchase Imperial Premium Finance notes in exchange for cash or a participation interest in the notes.

The loan agreement is for $15 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of December 31, 2010 was 19.65%. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial Life Financing II, LLC. The Company believes it is in compliance at December 31, 2010. The notes are payable 6-26 months from issuance and the facility matures on September 30, 2011.

In September 2009, the Imperial Life Financing II, LLC loan agreement was amended to increase the commitment by $12 million to a total commitment of $27 million. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The notes are payable 6-26 months from issuance and the facility matures on March 11, 2012. The outstanding principal at December 31, 2010 and 2009, was approximately $21.2 million and $26.6 million, respectively, and accrued interest was approximately $8.2 million and $3.9 million, respectively. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. As a result, we are no longer able to originate new premium finance loans under our credit facilities

Acorn Capital Group

A lender, Acorn Capital Group (“Acorn”), breached a credit facility agreement with the Company by not funding ongoing premiums on certain life insurance policies serving as collateral for premium finance loans. The first time that they failed to make scheduled premium payments was in July 2008 and the Company had no

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

forewarning that this lender was experiencing financial difficulties. When they stopped funding under the credit facility, the Company had no time to seek other financing to fund the ongoing premiums. The result was that a total of 104 policies lapsed due to non-payment of premiums from January 1, 2008 though December 31, 2010.

In May 2009, the Company entered a settlement agreement whereby Acorn released us from our obligations related to the credit agreement. Acorn subsequently assigned all of is rights and obligations under the settlement agreement to Asset Based Resource Group, LLC (“ABRG”). As part of the settlement agreement, the Company continues to service the original loans and ABRG determines whether or not it will continue to fund the loans. If ABRG chooses not to continue funding a loan, the Company has the option to fund the loan or try to sell the loan or related policy to another party. The Company elects to fund the loan only if it believes there is value in the policy servicing as collateral for the loans after considering the costs of keeping the policy in force. Regardless of whether the Company funds the loan or sells the loan or related policy to another party, the Company’s debt under the Acorn facility is forgiven and it records a gain on forgiveness of debt. If the Company funds the loan, it remains on the balance sheet, otherwise it is written off and the Company records the amount written off as a loss on loan payoffs and settlements, net. If ABRG funds the premium payment, this additional funding is evidenced by a new note, with an annual interest rate of 14.5% per annum, which is due and payable by the Company thirteen (13) months following the advance. Once the Company is legally released from their debt obligation either judicially or by ABRG, the Company will record a corresponding debt reduction.

As part of the settlement agreement, new notes were signed with annual interest rates of 14.5% compounding annually and totaled approximately $12.7 million on May 19, 2009. On the notes that were cancelled by ABRG during the year ended December 31, 2010 and December 31, 2009, the Company was forgiven principal totaling approximately $5.6 million and $13.8 million, respectively, and interest of approximately $2 million and $2.6 million, respectively. The Company recorded these amounts as gain on forgiveness of debt. Partially offsetting these gains, the Company had loan losses totaling approximately $5.5 million and $10.2 million, during the years ended December 31, 2010 and 2009, respectively. The Company recorded these amounts as loss on loan payoffs and settlements, net. As of December 31, 2010, only 15 loans out of 119 loans originally financed in the Acorn facility remained outstanding. These notes have a carrying amount of $4.2 million which is included within loans receivable, net.

As of December 31, 2010 and 2009 the Company owed approximately $4 million and $9.2 million, respectively, and accrued interest was approximately $1.3 million and $2.4 million, respectively. These notes mature by January 13, 2012.

CTL Holdings LLC

On December 27, 2007, Imperial Life Financing, LLC was formed to enter into a $50 million loan agreement with CTL Holdings, LLC, an affiliated entity under common ownership and control, Imperial Life Financing, LLC has used the proceeds of the loan to fund our origination of premium finance loans in exchange for a participation interest in the loans. There were no borrowings under this arrangement during 2007.

In April 2008, CTL Holdings, LLC, entered into a participation agreement with Perella Weinberg Partners Asset Based Value Master Fund II, L.P. with Imperial Holdings, Inc. as the guarantor whereby Perella Weinberg Partners contributed $10 million for an interest in the participated notes with Imperial Life Finance, LLC. In connection with Perella’s purchase of the participation interest, we agreed to reimburse CTL Holdings’ sole owner, Cedarmount, for any amounts paid or allocated to Perella under the participation agreement which cause Cedarmount’s rate of return paid by Imperial Life Financing to be less than 10% per annum on the funds Cedarmount advanced to CTL Holdings to make loans to us or cause Cedarmount not to recover its invested capital.

In April 2008, the CTL Holdings, LLC loan agreement was amended and the authorized borrowings were increased from $50 million to $100 million. The first $50 million tranche (Tranche A) was restricted such that no

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

further advances could be made with the exception of funding second year premiums. All new advances are made under the second $50 million tranche (Tranche B). The credit facility matures on December 26, 2012.

The loans are payable as the corresponding premium finance loans mature and as of December 31, 2010, bear a weighted average annual interest rate of approximately 10.81% on average. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial Life Financing, LLC. The Company believes it is in compliance at December 31, 2010. All of the assets of Imperial Life Financing, LLC serve as collateral under the credit facility. The outstanding principal at December 31, 2010 and 2009 was approximately $0 and $21.9 million, respectively and accrued interest was approximately $0 and $46,000, respectively. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010. As a result, we ceased borrowing under the CTL Holdings facility after December 31, 2010.

In November 2008, Imperial Life Financing, LLC entered into a promissory note for $30 million with CTL Holdings, LLC. The note is due on December 26, 2012 and bears interest at a fixed rate per advance. The average interest rate as of December 31, 2010 is approximately 9.5%. On September 8, 2010, the lender protection insurance related to our credit facility with Ableco Finance, LLC (“Ableco”) was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million. We used approximately $32.9 million of the settlement proceeds to pay off the amounts borrowed under the grid promissory note in favor of CTL Holdings, LLC. The outstanding principal at December 31, 2010 and 2009 was approximately $24,000 and $27.9 million, respectively, and accrued interest was approximately $1,000 and $2.8 million, respectively. There are no financial or restrictive covenants under this promissory note.

Ableco Finance

On July 22, 2008, Imperial PFC Financing, LLC was formed to enter into a loan agreement with Ableco Finance, LLC, so that Imperial PFC Financing, LLC could purchase Imperial Premium Finance notes for cash or a participation interest in the notes. The loan agreement was for $100 million. In October 2009, Imperial PFC Financing, LLC signed an amendment to the loan agreement adding a revolving line of credit of $3 million to only be used to pay down interest. The agreement was for a term of three years and the borrowings bear an annual interest rate of 16.5% compounded monthly. The Company was subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial PFC Financing, LLC. The notes are payable 26 months from the date of issuance. All of the assets of Imperial PFC Financing, LLC serve as collateral under this credit facility. The outstanding principal at December 31, 2009 was approximately $96.2 million and accrued interest was $1.4 million. On September 8, 2010, the lender protection insurance related to our credit facility with Ableco was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million (see Note 13). We used approximately $64.0 million of the settlement proceeds to pay off the credit facility with Ableco in full during 2010.

Other Note Payable

On August 31, 2009, the Company extended its promissory note, with an unrelated party, with a revolving line of credit of $25 million. This note plus accrued interest are due and payable in full in one lump sum on August 1, 2011, unless the lender shall provide notice on or prior to the third business day prior to the originally scheduled maturity date or any extended maturity date demanding payment on such date, the maturity date shall be extended automatically for an additional 60 days. This note bears an annual interest rate of 16.5%.

As of December 31, 2010 and 2009, the outstanding principal balance on the note was $0 million and $9.6 million, respectively, with accrued interest of $0 and $469,000, respectively. The amount of principal paid under the note during the years ended December 31, 2010 and 2009 was $10.3 million and $49.8 million, respectively and the amount of interest paid during the years ended December 31, 2010 and 2009 was $566,000 and

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

$0, respectively. During the year ended 2009, $8.4 million of principal and $1.2 million of accrued interest of the note was sold by to one of our related parties. The entire principal and interest balances under the note have been paid in full.

Related Party

As of December 31, 2008, the Company had a note with a related party with principal and accrued interest of approximately $2.5 million and $16,000, respectively. During 2009, this note was converted to preferred equity units (see Note 19). There was no gain or loss recorded as a result of this transaction as the fair value of the equity approximated the fair value of the debt at the time of conversion.

In June 2008 and in August 2008, the Company entered into balloon promissory note agreements with a related party where money was borrowed to cover operating expenses of approximately $5 million and $1.6 million, respectively. The loan agreements are unsecured, have terms of two years, and bear an annual interest rate of 16.5% compounded monthly. In August 2009, the Company paid off these notes with proceeds from a note issued with a new debtor which bears an interest rate of 16.5% and matures on August 1, 2011. The outstanding principal balance of this new note at December 31, 2010 was approximately $0 and accrued interest was approximately $0 (see Debenture Payable). There are no financial or restrictive covenants contained in this promissory note.

In August 2008, the Company entered into balloon promissory note agreements with a related party where money was borrowed to cover operating expenses of approximately $2 million of which $274,000 was repaid within two months, leaving a balance of approximately $1.8 million. The loan agreements were for $1.5 million; $200,000; and $75,000, are unsecured, have terms of two years, and bear an annual interest rate of 16% compounded monthly. This note was converted to preferred equity units during 2009 (see Note 18). There was no gain or loss recorded as a result of this transaction as the fair value of the equity approximated the fair value of the debt at the time of conversion.

In October 2008, the Company entered into two balloon promissory note agreements with a related party where money was borrowed to cover operating expenses of approximately $8.9 million. The loan agreements were for $4.5 million each, are unsecured, have terms of two years, and bear an annual interest rate of 16.5% compounded monthly. On August 31, 2009, these notes were assigned to another related party and consolidated into a new revolving promissory note which bears an interest rate of 16.5% and matures on August 1, 2011. The outstanding principal at December 31, 2010 and 2009 was approximately $2.4 million and $10.3 million, respectively, and accrued interest was approximately $55,000 and $569,000, respectively. There are no financial or restrictive covenants contained in this promissory note. The amount was subsequently converted (see Note 21).

Maturities

The aggregate maturities of notes payable subsequent to December 31, 2010 are as follows:

	Acorn	CTL	White Oak	Cedar Lane	Total

2011	3,987,889	24,345	21,218,775	18,739,593	$43,970,602
2012	—	—	—	15,387,547	15,387,547
2013	—	—	—	82,355	82,355

	$3,987,889	$24,345	$21,218,775	$34,209,495	$59,440,504

Amounts include principal outstanding related to our credit facilities that were used to fund premium finance loans. This excludes a debenture and a related party promissory note payable which had principal of $29.7 million and $2.4 million, respectively, outstanding as of December 31, 2010, and which were converted to shares of our common stock upon closing of our recently completed initial public offering.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	SEGMENT INFORMATION

The Company operates in two segments: financing premiums for individual life insurance policies and purchasing structured settlements. The premium finance segment provides financing in the form of loans to trusts and individuals for the purchase of life insurance policies and the loans are collateralized by the life insurance policies. The structured settlements segment purchases structured settlements from individuals.

Recipients of structured settlements are permitted to sell their deferred payment streams to a structured settlement purchaser pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval. Through such sales, the Company purchases a certain number of fixed, scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment.

The performance of the segments is evaluated on the segment level by members of the Company’s senior management team. Cash and income taxes generally are managed centrally. Performance of the segments is based on revenue and cost control.

Segment results and reconciliation to consolidated net income were as follows:

	Year Ended
	December 31	December 31	December 31
	2010	2009	2008

Premium finance
Income
Agency fee income	$10,145,719	$26,113,814	$48,003,586
Interest income	18,326,283	20,271,581	11,339,822
Origination fee income	19,937,683	29,852,722	9,398,679
Gain on forgiveness of debt	7,599,051	16,409,799	—
Change in fair value of life settlements and structured receivables	10,156,387	—	—
Gain on sale of life settlements	1,951,176
Change in equity investments	(1,283,810)
Servicing fee income	402,523	—	—
Other income	130,770	398	—

	67,365,782	92,648,314	68,742,087

Direct segment expenses
Interest expense	24,387,699	28,466,092	9,913,856
Provision for losses	4,476,177	9,830,318	10,767,928
Loss (gain) on loans payoff and settlements, net	4,981,314	12,058,007	2,737,620
Amortization of deferred costs	24,464,923	18,339,220	7,568,541
SG&A expense	10,323,641	13,741,737	21,744,468

	68,633,754	82,435,374	52,732,413

Segment operating income	$(1,267,972)	$10,212,940	$16,009,674

Structured settlements
Income
Interest income	333,854	1,211,256	574,429
Gain on sale of structured settlements	$6,595,008	$2,684,328	$442,771
Change in fair value of life settlements and structured receivables	2,476,691	—	—
Servicing fee income	10,727	—	—
Other income	114,027	70,950	47,400

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31	December 31	December 31
	2010	2009	2008

	9,530,307	3,966,534	1,064,600

Direct segment expenses
SG&A expenses	13,065,588	9,474,887	9,770,400

Segment operating loss	$(3,535,281)	$(5,508,353)	$(8,705,800)

Consolidated
Segment operating income (loss)	$(4,803,252)	$4,704,587	$7,303,874
Unallocated expenses
SG&A expenses	7,125,968	8,052,284	10,051,542
Interest expense	3,767,645	5,288,706	2,838,458

	10,893,613	13,340,990	12,890,000

Net loss	$(15,696,865)	$(8,636,403)	$(5,586,126)

Segment assets and reconciliation to consolidated total assets were as follows:

	December 31	December 31
	2010	2009

Direct segment assets
Premium finance	$141,518,356	$245,574,288
Structured settlements	3,527,344	9,201,017

	145,045,700	254,775,305
Other unallocated assets	8,370,944	8,944,783

	$153,416,644	$263,720,088

Amounts are attributed to the segment that holds the assets. There are no intercompany sales and all intercompany account balances are eliminated in segment reporting.

NOTE 16 —	RELATED PARTY TRANSACTIONS

The Company incurred consulting fees of approximately $869,000 and $926,000 for the years ended December 31, 2010 and 2009, respectively, for services provided by parties related to the Company. As of December 31, 2010 and 2009, there was approximately $71,000 and $354,000 owed to these related parties, respectively. The Company also entered into two balloon promissory note agreements with a related party (see Note 14).

NOTE 17 —	COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating lease agreements. The leases expire at various dates through 2012. Some of these leases contain a provision for a 5% increase of the base rent annually on the anniversary of the rent commencement date.

Future minimum payments under operating leases for years subsequent to December 31, 2010 are as follows:

Year Ending December 31,

2011	$569,285
2012	119,582

$688,867

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Rent expense under these leases was approximately $545,000, 549,000 and $509,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between actual rent payments and straight-line rent expense is recorded as deferred rent. Deferred rent in the amount of $94,000 and $77,000 at December 31, 2010 and 2009, respectively, is included in accounts payable and accrued expenses in the accompanying consolidated and combined balance sheets.

Under our Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations. Our CEO and COO made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our CEO and COO for such non-financial performance reasons, then our indemnification obligations to our CEO and COO may require us to indemnify them for losses they may incur under these guaranties.

In September and November 2010, we entered into employment agreements with certain of our executive officers. The agreements for our CEO and COO provide for substantial payments in the event that the executive terminates his employment with us due to a material change in the geographic location where such officers perform their duties or upon a material diminution of their base salaries or responsibilities, with or without cause. For our CEO and COO, these payments are equal to three times the sum of base salary and the average of the three years’ annual cash bonus, unless the triggering event occurs during the first three years of their respective employment agreements, in which case the payments are equal to six times base salary. For our CEO and COO, the agreements provide for bonus incentives based on pre-tax income thresholds.

We do not have any general policies regarding the use of employment agreements, but may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. We have entered into written employment agreements with each of our named executive officers that became effective upon the closing of our recent initial public offering.

NOTE 18 —	PREFERRED EQUITY

On June 30, 2009, a related party converted outstanding debt of $2.3 million for 50,855 units of Series A Preferred Units of equity with a face amount of $44.44 per unit. Series A Preferred Units are non-voting, non-convertible, can be redeemed at any time by the Company for an amount equal to the applicable unreturned preferred capital amount allocable to the Series A Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return, and shall be entitled to priority rights in distribution and liquidations as set forth in the Operating Agreement. The rate of preferred return is 16.5% per annum.

On June 30, 2009, a related party converted outstanding debt of $1.8 million for 39,941 units of Series A Preferred Units of equity with a face amount of $44.44 per unit.

Dividends in arrears for all Series A Preferred Units at December 31, 2010 and 2009 were approximately $799,000 and $344,000, respectively. The Series A Preferred units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

In December 2009, Premium Funding, Inc. and Imex Settlement Corporation each contributed $2.5 million to us in consideration for the issuance of 25,000 Series B Preferred Units. The Series B Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the Series B Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.0% of the outstanding units, per annum. The dividends in arrears at December 31, 2010 and December 31, 2009 were $437,000 and $4,000, respectively. On November 1, 2010, the Series B Preferred Units owned by Premium Funding, Inc. were exchanged along with the common units owned by Premium Funding, Inc. and a promissory note issued to Skarbonka for $30.0 million debenture that matures

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

October 4, 2011 (see Note 14). We and our shareholders agreed to contribute an additional $700,000 in value to imputed interest on the debenture until the expected repayment date (see Note 14). The debenture was converted into shares of our common stock. as a result of the corporate conversion. The Series B Preferred units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

In March 2010, Imex Settlement Corporation contributed $7.0 million to us in consideration for the issuance of 70,000 Series C Preferred Units. The Series C Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the Series C Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.0% of the outstanding units, per annum. The dividends in arrears at December 31, 2010 were $904,000. The Series C Preferred units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

In June 2010, Imex Settlement Corporation purchased from us 7,000 Series D Preferred Units for an aggregate purchase price of $700,000. The Series D Preferred Units are non-voting and can be redeemed at any time by us for an amount equal to the applicable unreturned preferred capital amount allocable to the Series D Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.0% of the outstanding units, per annum. The dividends in arrears at December 31, 2010 were $59,000. The Series D Preferred units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

On September 27, 2010, we sold to a related party 23,000 units of Series E Preferred Units with a liquidating preference of $100.00 per unit for an aggregate amount of $2.3 million. The rate of preferred return is equal to 16.0% per annum.

On September 30, 2010, we sold to a related party 50,000 units of Series E Preferred Units with a liquidating preference of $100.00 per unit for an aggregate amount of $5 million. The rate of preferred return is equal to 16.0% per annum.

The dividends in arrears for all Series E preferred units at December 31, 2010 were approximately $302,000. The Series E Preferred units were converted into common stock in connection with our initial public offering and all dividends in arrears were extinguished pursuant to our plan of conversion.

The aggregate dividends in arrears for all preferred units were approximately $2.5 million as of December 31, 2010. All dividends in arrears on the preferred units were extinguished pursuant to our plan of conversion.

NOTE 19 —	EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan that covers employees that have reached 18 years of age and completed three months of service. The plan provides for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. For the year ended December 31, 2010 and 2009, there were no employer contributions made.

NOTE 20 —	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2010, and 2009. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$19,746,409	$20,624,182	$20,021,225	$16,504,273
Income/(Loss) from Operations	$(7,486,524)	$(2,095,110)	$(6,823,682)	$708,451
Net Income/(Loss)	$(7,486,524)	$(2,095,110)	$(6,823,682)	$708,451

	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$29,952,342	$25,933,843	$17,475,892	$23,252,771
Loss from Operations	$(162,509)	$(1,599,525)	$(3,667,978)	$(3,206,391)
Net Loss	$(162,509)	$(1,599,525)	$(3,667,978)	$(3,206,391)

NOTE 21 —	SUBSEQUENT EVENTS

In January 2011, Imex Settlement Corporation executed an agreement to purchase from the Company 110,000 Series F Preferred Units for an $11,000,000 promissory note. The Series F Preferred Units are non-voting and can be redeemed at any time by the Company for an amount equal to the applicable unreturned preferred capital amount allocable to the Series F Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return is equal to 16.0% of the outstanding units, per annum.

On February 3, 2011, the Company converted from a Florida limited liability company to a Florida corporation at which time the members of Imperial Holdings, LLC became shareholders of Imperial Holdings, Inc. As a limited liability company, the Company was treated as a partnership for United States federal and state income tax purposes and, as such, the Company was not subject to taxation. For all periods subsequent to such conversion, the Company will be subject to corporate-level United States federal and state income taxes.

As part of the corporate conversion, the Company entered into a plan of conversion with its shareholders on January 12, 2011, as amended on February 3, 2011. The plan of conversion, which describes the corporate conversion as well as other transactions and agreements by the parties with an interest in the Company’s equity, reflects an agreement among its shareholders as to the allocation of the shares of common stock to be issued to its shareholders in the corporate conversion. Thus, there is no formula that may be used to describe the conversion of a common unit or a Series A, B, C, D and E preferred unit into common stock. Pursuant to the plan of conversion, all principal and accrued and unpaid interest outstanding under their promissory note in favor of IMPEX Enterprises, Ltd. was converted into 2,300,273 shares of their common stock. The Series F Preferred units and the $11 million promissory note were extinguished as a result of the corporate conversion.

Immediately after the corporate conversion and prior to the conversion of the Skarbonka debenture and the closing of the Company’s recent offering on February 11, 2011, the Company’s shareholders consisted of two Florida corporations and one Florida limited liability company. These three shareholders reorganized so that their beneficial owners who are listed under “Principal Shareholders,” including Messrs. Mitchell and Neuman, received the same number of shares of common stock of Imperial Holdings, Inc. issuable to the members of Imperial Holdings, LLC in the corporate conversion. None of the prior losses which the members of Imperial Holdings, LLC have accumulated carried forward into Imperial Holdings, Inc. as a result of the corporate conversion.

After the corporate conversion and prior to the closing of the Company’s recent offering on February 11, 2011, the Company terminated two phantom stock agreements it had with two employees and the two employees received an aggregate of 27,000 shares of common stock. The Company incurred stock compensation expense of approximately $290,000 related to the issuance of common stock to its two employees with phantom stock agreements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In addition, following the corporate conversion and upon the closing of the Company’s recently completed initial public offering on February 11, 2011, three current shareholders received warrants that may be exercised for up to a total of 4,053,333 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share.

On February 11, 2011, Imperial Holdings, Inc. closed its initial public offering of 16,666,667 shares of common stock at $10.75 per share. On February 15, 2011 Imperial Holdings, Inc. sold an additional 935,947 shares of common stock. The sale was in connection with the over-allotment option Imperial Holdings, Inc. granted to its underwriters in connection with Imperial’s initial public offering. As a result, the total initial public offering size was 17,602,614 shares. All shares were sold to the public at a price of $10.75. We received net proceeds of approximately $174.4 million after deducting the underwriting discounts and commissions and our offering expenses. In addition, in connection with the over-allotment option, three current shareholders received warrants that may be exercised for up to 500,000 shares if the underwriters exercise their over-allotment option.

After giving effect to (i) the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units of Imperial Holdings, LLC (including all accrued and unpaid dividends thereon) and all principal and accrued and unpaid interest outstanding under the Company’s promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of the Company’s common stock; (ii) the issuance of 27,000 shares of common stock to two employees pursuant to the terms of each of their respective phantom stock agreements; (iii) the conversion of a $30.0 million debenture into 1,272,727 shares of common stock as described under “Corporate Conversion;” (iv) the sale of 16,666,667 shares in the Company’s recent offering, and (v) the sale of 935,947 shares in connection with the over-allotment option granted to the Company’s underwriters, there are 21,202,614 shares of common stock outstanding. Up to an additional 4,053,333 shares of common stock will be issuable upon the exercise of warrants issued to existing members of the Company. Moreover, the Company reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 655,956 shares of common stock options to purchase were granted to existing employees, directors and named executive officers at a weighted average exercise price of $10.75 per share, and an additional 3,507 shares of restricted stock had been granted under the plan subject to vesting. The remaining 540,537 shares of common stock are available for future awards.

As previously disclosed in our prospectus filed with the Securities and Exchange Commission on February 8, 2011, the Company was involved in a dispute with its former general counsel whom the Company terminated without cause on November 8, 2010. On December 30, 2010, she filed a demand for mediation and arbitration with the American Arbitration Association. On March 11, 2011, the Company entered into a confidential settlement agreement with the plaintiff pursuant to which, among other things, the plaintiff agreed to dismiss all claims in the proceeding in exchange for a settlement payment from the Company. The terms of the settlement agreement did not have a material effect on the Company’s results of operations, financial position or cash flows.

Pro Forma Information (Unaudited)

The pro forma earnings per share for the year ended December 31, 2010, gives effect to (i) the consummation of the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units (including all accrued but unpaid dividends thereon) and all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were be converted into 2,300,273 shares of our common stock; (ii) the issuance of 27,000 shares of common stock to two of our employees pursuant to the terms of each of their respective phantom stock agreements; and (iii) the issuance and conversion of a $30.0 million debenture into 1,272,727 shares of our common stock.

Unaudited pro forma net income attributable to common stockholders per share is computed using the weighted-average number of common shares outstanding, including the pro forma effect of (i) to (iii) above, as if such conversion occurred at the beginning of the period. The pro forma net loss reflects a reduction of interest expense of $3.1 million for the year ended December 31, 2010, due to the conversion of a promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our recently completed initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our recent offering.

The following table sets forth the computation of pro forma basic and diluted net loss per share:

Year Ended
December 31,
2010

Numerator (basic and diluted):
Pro forma net loss	$(12,634,788)

Denominator (basic and diluted):
Weighted average common shares outstanding	—
Add: Common shares from conversion of all outstanding common and preferred units and IMPEX debt	2,300,273
Add: Common shares from phantom stock agreements	27,000
Add: Common shares from conversion of $30.0 million debenture	1,272,727

Pro forma weighted average common shares outstanding	3,600,000

Pro forma net loss per share:
Basic and diluted	$(3.51)

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following tables set forth actual audited and unaudited pro forma as adjusted consolidated and combined balance sheets of Imperial Holdings, Inc. (converted into Imperial Holdings, Inc.) as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
		Pro Forma		Pro Forma As
	Actual	Adjustments		Adjusted(3)
	(Unaudited)

Assets:
Cash and cash equivalents	$14,224	$174,358		$188,582
Restricted cash	691	—		691
Certificate of deposit — restricted	880	—		880
Agency fees receivable, net of allowance for doubtful accounts	562	—		562
Deferred costs, net	10,706	—		10,706
Interest receivable, net	13,140	—		13,140
Loans receivable, net	90,026	—		90,026
Structured settlements receivables, net	2,536	—		2,536
Receivables from sales of structured Settlements	224	—		224
Investment in life settlements, at estimated fair value	17,138	—		17,138
Investment in life settlement fund	—	—		—
Investment in affiliates	105	—		105
Fixed assets, net	876	—		876
Intangible assets	160	—		160
Prepaid expenses and other assets	1,457	—		1,457
Deposits	692	—		692

Total assets	$153,417	$174,358		$327,775

Liabilities:
Accounts payable and accrued expenses(4)	$3,425	$—		$3,425
Payable for purchase of structured settlements	224	—		224
Lender protection insurance claims received in advance	31,154	—		31,154
Interest payable(4)	13,820	(54	)(2)	13,766	(2)
Notes and debenture payable(4)	91,609	(32,168	)(2)	59,441	(2)
Lender protection insurance claims received in advance	7,984	—		7,984

Total liabilities	$148,216	$(32,222)		$115,994

Member units — preferred (500,000 authorized in the aggregate)
Member units — Series A preferred (90,796 issued and outstanding, actual; 0 issued and outstanding, pro forma)	4,035	(4,035	)(1)	—
Member units — Series B preferred (50,000 issued and 25,000 outstanding, actual; 0 issued and outstanding, pro forma)	2,500	(2,500	)(1)	—
Member units — Series C preferred (70,000 issued and outstanding, actual; 0 issued and outstanding, pro forma)	7,000	(7,000	)(1)	—
Member units — Series D preferred (7,000 issued and outstanding, actual; 0 issued and outstanding, pro forma)	700	(700	)(1)	—
Member units — Series E preferred (75,000 issued and 73,000 outstanding, actual; 0 issued and outstanding, pro forma and pro forma as adjusted)	7,300	(7,300	)(1)	—
		—	(1)	—
		—	(1)	—
Member units — common (500,000 authorized; 450,000 issued and outstanding, actual; 0 issued and outstanding, pro forma)	11,462	(11,462	)(1)	—
Common stock	—	212		212
Paid-in capital	—	239,365	(1)(2)(3)	239,365
Retained earnings (accumulated deficit)	(27,796)	—	(1)(2)(3)	(27,796)

Total members’/stockholders’ equity	5,201	206,580		211,781

Total liabilities and members’/stockholders’ equity	$153,417	$174,358		$327,775

(1)	Reflects the conversion of all common and preferred limited liability company units of Imperial Holdings, LLC into shares of our common stock.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(2)	Reflects the issuance and conversion of a $30.0 million debenture into shares of our common stock immediately prior to the closing of our recently completed initial public offering. Also reflects the conversion of all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. into shares of common stock of Imperial Holdings, Inc. as a result of the corporate conversion.

(3)	Reflects our sale of 17,602,614 shares of common stock at an initial public offering price of $10.75 per share after the deduction of the underwriting discounts and commissions and the estimated offering expenses payable by us. This resulted in net proceeds of approximately $174.4 million.

(4)	Includes amounts payable to related parties. Refer to our consolidated and combined financial statements for detail.

EXHIBIT INDEX

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us, our subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this registration statement not misleading.

Exhibit
No.		Description

***3	.1	Articles of Incorporation of Registrant
***3	.2	Bylaws of Registrant
****4	.1	Form of Common Stock Certificate
@4	.2	Form of Warrant to purchase common stock
****~10	.1	Employment Agreement between the Registrant and Antony Mitchell dated November 8, 2010
***~10	.2	Employment Agreement between the Registrant and Jonathan Neuman dated September 29, 2010
****~10	.3	Employment Agreement between the Registrant and Rory O’Connell dated November 4, 2010
****~10	.4	Employment Agreement between the Registrant and Deborah Benaim dated November 8, 2010
***~10	.5	Imperial Holdings 2010 Omnibus Incentive Plan
***~10	.6	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement
******+10	.7	Omnibus Claims Settlement Agreement dated as of September 8, 2010 by and between Imperial PFC Financing, LLC and Lexington Insurance Company
******10	.8	Pledge and Security Agreement dated September 8, 2010 by Imperial Premium Finance, LLC
****10	.9	Guarantor Security Agreement dated November 2009 by Imperial Premium Finance, LLC
****10	.10	Guarantor Security Agreement dated March 13, 2009 by Imperial Premium Finance, LLC
**10	.11	Settlement Agreement dated as of May 19, 2009 among Sovereign Life Financing, LLC, Imperial Premium Finance, LLC and Acorn Capital Group, LLC
***10	.11.1	Assignment Agreement dated June 10, 2009 between Acorn Capital Group, LLC and Asset Based Resource Group, LLC assigning rights to the Settlement Agreement dated as of May 19, 2009 among Sovereign Life Financing, LLC, Imperial Premium Finance, LLC and Acorn Capital Group, LLC
****10	.12	Second Amended and Restated Financing Agreement dated as of March 12, 2010 by and among Imperial PFC Financing II, LLC as Borrower, Cedar Lane Capital LLC as Lender and EBC Asset Management, Inc. as Administrative Agent and Collateral Agent
*****+10	.13	Letter Agreement dated September 14, 2009 among Imperial Holdings, LLC, Lexington Insurance Company and National Fire & Marine Insurance Company
****10	.14	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee

Exhibit
No.		Description

****10	.15	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee
****10	.16	Financing Agreement dated as of March 13, 2009 by and among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and CTL Holdings II LLC as Collateral Agent and Administrative Agent
*****+10	.17	Letter Agreement dated March 13, 2009 among Imperial Holdings, LLC, Lexington Insurance Company and National Fire & Marine Insurance Company
***10	.18	First Amendment to Financing Agreement dated as of April 30, 2009 by and among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and CTL Holdings II LLC as Collateral Agent and Administrative Agent
***10	.19	Notice of Resignation and Appointment dated as of April 30, 2009 among CTL Holdings II LLC, White Oak Global Advisors, LLC and the Lenders party to the Financing Agreement dated March 13, 2009
***10	.20	Second Amendment to Financing Agreement dated as of July 23, 2009 among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and White Oak Global Advisors, LLC as Collateral Agent and Administrative Agent
***10	.21	Third Amendment and Consent to Financing Agreement dated as of September 11, 2009 among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and White Oak Global Advisors, LLC as Collateral Agent and Administrative Agent
***10	.22	Fourth Amendment to Financing Agreement dated as of December 1, 2009 among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and White Oak Global Advisors, LLC as Collateral Agent and Administrative Agent
**10	.23	Marketing Agreement between Imperial Litigation Funding, LLC as Originator and Plaintiff Funding Holding Inc d/b/a Law Cash as Funder
**10	.24	Agreement dated November 13, 2009 among GWG Life Settlements, LLC and Imperial Premium Finance, LLC as Selling Advisor
21.1		Subsidiaries of the Registrant
23.1		Consent of Grant Thornton LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed as exhibit to registration statement on Form S-1 on August 12, 2010.

***	Filed as exhibit to amendment No. 1 to registration statement on Form S-1 on October 1, 2010.

****	Filed as exhibit to amendment No. 2 to registration statement on Form S-1 on November 10, 2010.

*****	Filed as exhibit to amendment No. 3 to registration statement on Form S-1 on November 12, 2010.

******	Filed as exhibit to amendment No. 4 to registration statement on Form S-1 on November 19, 2010.

@	Filed as an exhibit to amendment No. 7 to registration statement on Form S-1 on January 12, 2011.

~	Compensatory plan or arrangement.

+	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.