Form 10-Q
period 2011-03-31
Imperial Holdings, Inc.
filed 2011-05-13
CIK 1494448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33808

IMPERIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	30-0663473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Park of Commerce Boulevard — Suite 301
Boca Raton, Florida 33487
(Address of principal executive offices, including zip code)
(561) 995-4200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 10, 2011, the Registrant had 21,202,614 common voting shares outstanding, with a par value of $0.01 per share.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2011

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED BALANCE SHEETS

	March 31	December 31
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Assets
Cash and cash equivalents	$165,847,742	$14,224,014
Restricted cash	690,739	690,727
Certificate of deposit — restricted	882,710	879,974
Agency fees receivable, net of allowance for doubtful accounts	1,824,896	561,456
Deferred costs, net	6,030,795	10,706,022
Prepaid expenses and other assets	2,196,836	1,867,928
Deposits	660,438	692,285
Interest receivable, net	9,927,005	13,140,180
Loans receivable, net	73,246,954	90,026,383
Structured settlements receivables, net	4,527,185	2,535,764
Investment in life settlements (life insurance policies), at estimated fair value	33,066,365	17,137,601
Fixed assets, net	802,154	876,337
Investment in affiliate	515,216	77,973

Total assets	$300,219,035	$153,416,644

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$5,111,786	$3,425,162
Accrued expenses — related parties	—	70,833
Payable for purchase of structured settlements	13,344	223,955
Other liabilities	338,683	7,913,548
Lender protection insurance claims received in advance	3,610,050	31,153,755
Interest payable	14,848,367	13,764,613
Interest payable — related parties	—	54,769
Notes payable and debenture payable, net of discount	53,759,116	89,207,172
Notes payable — related parties	—	2,401,727
Income taxes payable	9,912,402	—
Deferred tax liability	4,378,293	—

Total liabilities	91,972,041	148,215,534
Member units — preferred (zero and 500,000 authorized in the aggregate as of March 31, 2011 and December 31, 2010, respectively)
Member units — Series A preferred (zero and 90,796 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	—	4,035,000
Member units — Series B preferred (zero and 25,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)		2,500,000
Member units — Series C preferred (zero and 70,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	—	7,000,000
Member units — Series D preferred (zero and 7,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	—	700,000
Member units — Series E preferred (zero and 73,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	—	7,300,000
Member units — common (500,000 authorized; zero and 337,500 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	—	11,462,427
Common stock (80,000,000 authorized; 21,202,614 and zero issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	212,026	—
Additional paid-in-capital	236,401,878	—
Accumulated deficit	(28,366,910)	(27,796,317)

Total stockholders’/members’ equity	208,246,994	5,201,110

Total liabilities and stockholders’/members’ equity	$300,219,035	$153,416,644

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2011	2010

Agency fee income	$4,061,019	5,278,622
Interest income	2,020,359	5,582,673
Origination fee income	2,281,257	7,298,895
Realized gain on sale of structured settlements	1,168,542	—
Gain on forgiveness of debt	2,542,771	1,765,328
Unrealized change in fair value of life settlements	11,198,036	(202,534)
Unrealized change in fair value of structured settlement receivables	842,300	—
Servicing fee income	518,003	—
Other income	229,769	23,425

Total income	24,862,056	19,746,409
Interest expense	2,939,543	6,981,803
Interest expense — related parties	290,132	1,986,775
Provision for losses on loans receivable	108,444	3,276,154
Loss on loan payoffs and settlements, net	2,571,104	1,469,505
Amortization of deferred costs	1,907,105	5,846,828
Selling, general and administrative expenses	9,533,186	7,459,368
Selling, general and administrative — related parties	87,180	212,500

Total expenses	17,436,694	27,232,933

Income (loss) before income taxes	7,425,362	(7,486,524)
Provision for income taxes	7,995,955	—

Net income (loss)	$(570,593)	$(7,486,524)

Earnings (loss) per share:
Basic	$(0.04)	$(2.08)

Diluted	$(0.04)	$(2.08)

Weighted average shares outstanding:
Basic	13,697,603	3,600,000

Diluted	13,697,603	3,600,000

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDER’S/MEMBERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2011 and 2010

	Member Units-		Member Units-		Member Units-		Member Units-		Member Units-		Member Units-
	Common		Preferred A		Preferred B		Preferred C		Preferred D		Preferred E		Common Stock		Additional	Retained Earnings
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Paid-in-Capital	(Accumulated) Deficit	Total

Balance, December 31, 2009	450,000	$19,923,709	90,796	$4,035,000	50,000	$5,000,000		$—	—	$—	—	$—	—	$—	$—	$(12,099,452)	$16,859,257

Member contributions	—	—	—	—	—	—	70,000	7,000,000	—	—	—	—	—	—	—	—	7,000,000

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,486,524)	(7,486,524)

Balance, March 31, 2010	450,000	$19,923,709	90,796	$4,035,000	50,000	$5,000,000	70,000	$7,000,000	—	$—	—	$—	—	$—	$—	$(19,585,976)	$16,372,733

Balance, December 31, 2010	337,500	$11,462,427	90,796	$4,035,000	25,000	$2,500,000	70,000	$7,000,000	7,000	$700,000	73,000	$7,300,000	—	$—	$—	$(27,796,317)	$5,201,110

Conversion of Impex debt and membership units into common shares	(337,500)	(11,462,427)	(90,796)	(4,035,000)	(25,000)	(2,500,000)	(70,000)	(7,000,000)	(7,000)	(700,000)	(73,000)	(7,300,000)	2,300,273	23,003	38,132,225	—	5,157,801

Conversion of Skarbonka debt into common shares, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	1,272,727	12,727	23,692,532	—	23,705,259

Phantom shares converted into common shares	—	—	—	—	—	—	—	—	—	—	—	—	27,000	270	289,980	—	290,250

Issuance of common stock pursuant to IPO, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	17,602,614	176,026	174,056,946	—	174,232,972

Stock-based compensation post IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	—	230,195	—	230,195

Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(570,593)	(570,593)

Balance, March 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	21,202,614	$212,026	$236,401,878	$(28,366,910)	$208,246,994

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(570,593)	$(7,486,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159,714	196,103
Provision for doubtful accounts	74,617	63,698
Provision for losses on loans receivable	108,444	3,276,154
Stock-based compensation	520,445	—
Loss of loan payoffs and settlements, net	2,571,104	1,469,505
Origination fee income	(2,281,257)	(7,298,895)
Unrealized change in fair value of life settlements	(11,198,036)	202,534
Unrealized change in fair value of structured settlements	(842,300)	—
Gain on forgiveness of debt	(2,542,771)	(1,765,328)
Interest income	(2,020,359)	(5,582,673)
Amortization of deferred costs	1,907,105	5,846,828
Change in assets and liabilities:
Certificate of deposit	—	(200,000)
Deposits	31,835	296,340
Agency fees receivable	(1,338,057)	1,694,060
Structured settlements receivables	(938,511)	(2,367,274)
Prepaid expenses and other assets	1,785,958	(358,146)
Accounts payable and accrued expenses	(5,936,352)	653,226
Income tax liability	7,995,955	—
Interest payable	1,533,150	2,963,417

Net cash used in operating activities	(10,979,909)	(8,396,975)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(82,864)	(74,319)
Purchase of investment in life settlement fund	—	(727,333)
Premiums paid on investments in life settlements	(821,436)	105,243
Purchases of investments in life settlements	(3,642,383)	—
Proceeds from sale of investments in life settlements	—	1,790,411
Proceeds from loan payoffs	5,715,810	18,872,452
Originations of loans receivable, net	(11,688,799)	(15,026,999)

Net cash (used in) provided by investing activities	(10,519,672)	4,939,455

Cash flows from financing activities
Member contributions	—	7,000,000
Proceeds from initial public offering, net of offering costs	174,232,972	—
Payments of cash pledged as restricted deposits	—	(472,029)
Payment of financing fees	—	(3,200,967)
Repayment of borrowings under credit facilities	(3,970,712)	(13,739,475)
Repayment of borrowings from affiliates	—	(10,490,499)
Borrowings under credit facilities	216,453	13,062,670
Borrowings from affiliates	2,644,596	2,897,000

Net cash provided by (used in) financing activities	173,123,309	(4,943,300)

Net increase in cash and cash equivalents	151,623,728	(8,400,820)
Cash and cash equivalents, at beginning of period	14,224,014	15,890,799

Cash and cash equivalents, at end of period	$165,847,742	$7,489,979

Supplemental disclosures of non-cash financing activities:
Conversion of debt to common stock	$35,157,801	$—

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$1,237,877	$5,141,496

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011

(1)	Description of Business

Imperial Holdings, Inc. (“Imperial,” “Company,” “we,” “us,” or “our”), a Florida corporation, is a specialty finance company with a focus on providing premium financing for individual life insurance policies and purchasing life settlements and structured settlements. The Company manages these operations through two business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue from interest charged on loans, loan origination fees and agency fees from referring agents. In the structured settlement business, the Company purchases structured settlements at a discounted rate and sell such assets to third parties.

On February 11, 2011, the Company completed the sale of 16,666,667 shares of common stock at an initial public offering price of $10.75 per share. On February 15, 2011, the Company sold an additional 935,947 shares of common stock in connection with the over-allotment option the Company granted to its underwriters in the Company’s initial public offering. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and its offering expenses.

Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities pursuant to the corporate conversion of Imperial Holdings, LLC effective February 3, 2011.

Life Finance

In the life finance segment, the Company provides premium financing for individual life insurance policies and also purchases life insurance policies in the life settlement market. A premium finance transaction is a transaction in which a life insurance policyholder obtains a loan, predominately through an irrevocable life insurance trust established by the insured, to pay insurance premiums for a fixed period of time. The Company’s typical premium finance loan is approximately two years in duration and is collateralized by the underlying life insurance policy. On each premium finance loan, the Company charges a loan origination fee and charges interest on the loan. In addition, the Company charges the referring agent an agency fee.

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

(2)	Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Imperial Holdings, Inc. and all of its wholly owned subsidiaries and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity (see Note 10). Also

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

included in the consolidated and combined financial statements is Imperial Life Financing, LLC which is owned by two shareholders of the Company and is combined with the Company for reporting purposes. All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated and combined financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Use of Estimates

The preparation of these consolidated and combined financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include the loan impairment valuation, allowance for doubtful accounts, income taxes, valuation of structured settlements and the valuation of investments in life settlements at March 31, 2011 and December 31, 2010.

Change in Accounting Estimate

The Company has elected to account for the life settlement policies it acquired using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions (see Note 11). In 2011, the Company made revisions to the application of its valuation technique and assumptions used to measure fair value of the life settlement policies it acquired. The Company accounted for this change in accounting estimate prospectively in accordance with ASC 250-10-45-17 Change in Accounting Estimate, resulting in recognition of a pretax gain of $3.0 million in the accompanying consolidated and combined statement of income for the three months ended March 31, 2011.

The most significant assumptions the Company estimates to measure the fair value of life settlement policies it acquires, consistently applied to each acquisition, are the life expectancy of the insured, the mortality table used and the discount rate, and these have not changed. The Company’s decision to revise its fair value calculations used to value all life settlements on hand at December 31, 2010 was driven by two factors. Firstly, with consideration to the wind-down of the lender protection insurance coverage (LPIC) program which ended on December 31, 2010, the value of the collateral serving the Company’s new lending activity is no longer determined primarily by the limit of liability provided by the LPIC coverage. Instead, the value of the collateral is based solely on the Company’s valuation model. Secondly, as a result of the Company’s initial public offering in February, 2011 and the new capital structure provided by it, the Company plans to build and retain a large and diversified pool of life policies.

Reclassifications

Certain reclassifications have been made to the previously issued amounts to conform their treatment to the current presentation.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

(3)	Recent Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC that are believed by management, to have a material impact on the Company’s present or future financial statements.

(4)	Earnings Per Share

As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2010 to determine earnings per share for the three months ended March 31, 2011 and 2010.

As of March 31, 2011, there were 21,202,614 issued and outstanding shares.

Basic net income per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, as applicable. In determining whether outstanding stock options, restricted stock, and common stock warrants should be considered for their dilutive effect, the average market price of the common stock for the period has to exceed the exercise price of the outstanding common share equivalent.

The following tables reconcile actual basic and diluted earnings per share for the three months ended March 31, 2011 and 2010.

	For the Three Months
	Ended March 31,
	2011	2010

Basic earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(570,593)	$(7,486,524)

Denominator:
Weighted average common shares outstanding	13,697,603	3,600,000

Basic earnings (loss) per share	$(0.04)	$(2.08)

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$(570,593)	$(7,486,524)

Denominator:
Diluted weighted average shares outstanding	13,697,603	3,600,000

Diluted earnings (loss) per share(1)	$(0.04)	$(2.08)

(1)	The computation of diluted EPS did not include 655,956 options, 4,240,521 warrants and 3,507 shares of restricted stock for the three months ended March 31, 2011, as the effect of their inclusion would have been

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

anti-dilutive. The options, warrants and restricted stock represent the Company’s only dilutive securities outstanding.

Pro Forma Earnings Per Share

The pro forma earnings per share for the three months ended March 31, 2010, gives effect to (i) the consummation of the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units (including all accrued but unpaid dividends thereon) and all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of our common stock; (ii) the issuance of 27,000 shares of common stock to two of our employees pursuant to the terms of each of their respective phantom stock agreements; and (iii) the issuance and conversion of a $30.0 million debenture into 1,272,727 shares of our common stock as if these events had been completed by January 2010.

Unaudited pro forma net income attributable to common stockholders per share is computed using the weighted-average number of common shares outstanding, including the pro forma effect of (i) to (iii) above, as if such conversion occurred at January 1, 2010. The pro forma net loss reflects a reduction of interest expense of $178,025, net of tax and $995,000 for the three months ended March 31, 2011 and 2010, due to the conversion of a promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our recently completed initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our recent offering.

The following tables reconcile pro forma basic and diluted earnings per share for the three months ended March 31, 2011 and 2010.

	For the Three Months
	Ended March 31,
	2011	2010

Basic earnings (loss) per share:
Numerator
Net income (loss) available to common stockholders(1)	$(392,568)	$(6,491,475)

Denominator:
Weighted average common shares outstanding	13,697,603	3,600,000

Basic earnings (loss) per share	$(0.03)	$(1.80)

Diluted earnings per share:
Numerator:
Net income (loss) available to common stockholders	$(392,568)	$(6,491,475)

Denominator:
Diluted weighted average shares outstanding	13,697,603	3,600,000

Diluted earnings (loss) per share(2)	$(0.03)	$(1.80)

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

(1)	Reflects a reduction of interest expense of $178,025, net of tax and $995,000 for the three months ended March 31, 2011 and 2010, respectively, due to the conversion of our promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our recently completed initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our recently completed initial public offering.

(2)	The computation of diluted EPS did not include 655,956 options, 4,240,521 warrants and 3,507 shares of restricted stock for the three months ended March 31, 2011, as the effect of their inclusion would have been anti-dilutive. The options, warrants and restricted stock represent the Company’s only dilutive securities outstanding.

(3)	For the pro forma period for the three months ended March 31, 2010, the results of the Company being treated for the pro forma presentation as a “C” corporation resulted in no impact to the consolidated and combined balance sheet or statement of operations. The primary reasons for this are that the losses produce no current benefit and any net operating losses generated and other deferred assets (net of liabilities) would be fully reserved due to historical operating losses. The Company, therefore, has not recorded any pro forma tax provision.

(5)  Deferred Costs

On February 11, 2011, the Company closed its initial public offering (IPO) of 16,666,667 shares of common stock at an offering price of $10.75 per share and received net proceeds of $174.2 million (see Note 16). Costs directly associated with the Company’s IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. Once the IPO was closed, these costs were recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in-capital. Deferred offering costs were approximately $0 and $2.8 million as of March 31, 2011, and December 31, 2010, respectively.

(6)	Loans Receivable

A summary of loans receivables at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

Loan principal balance	$63,806,723	$76,939,236
Loan origination fees, net	15,708,500	20,263,497
Loan impairment valuation	(6,268,269)	(7,176,350)

Loans receivable, net	$73,246,954	$90,026,383

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

An analysis of the changes in loans receivable principal balance during the three months ended March 31, 2011 and 2010 is as follows:

	March 31,	March 31,
	2011	2010

Loan principal balance, beginning	$76,939,235	$167,691,534
Loan originations	11,688,799	10,560,749
Subsequent year premiums paid net of reimbursement	249,750	4,801,480
Loan write-offs	(1,852,871)	(1,222,408)
Loan payoffs	(22,588,792)	(14,413,511)
Loans transferred to investments in life settlements	(629,398)	—

Loan principal balance, ending	$63,806,723	$167,417,844

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

An analysis of the loan impairment valuation for the three months ended March 31, 2011 is as follows:

	Loans	Interest
	Receivable	Receivable	Total

Balance at beginning of period	$7,176,350	$1,340,237	$8,516,587
Provision for loan losses	84,366	24,078	108,444
Charge-offs	(992,447)	(84,368)	(1,076,815)

Balance at end of period	$6,268,269	$1,279,947	$7,548,216

An analysis of the loan impairment valuation for the three months ended March 31, 2010 is as follows:

	Loans	Interest
	Receivable	Receivable	Total

Balance at beginning of period	$11,598,765	$1,788,544	$13,387,309
Provision for loan losses	2,716,081	560,073	3,276,154
Charge-offs	(1,668,759)	(261,835)	(1,930,594)

Balance at end of period	$12,646,087	$2,086,782	$14,732,869

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

An analysis of the loan impairment valuation and recorded investment in loans (which includes principal, accrued interest and accreted origination fees, net of impairment) by loan type as of March 31, 2011 is as follows:

	Uninsured	Insured
	Loans	Loans	Total

Loan Impairment Valuation:
Balance at beginning of period	$1,055,998	$7,460,589	$8,516,587
Provision for loan losses	108,444	—	108,444
Charge-offs	(670,060)	(406,755)	(1,076,815)

Ending balance	$494,382	$7,053,834	$7,548,216

Ending balance: individually evaluated for impairment	494,382	7,053,834	7,548,216

Ending balance: collectively evaluated for impairment	—	—	—

Ending balance: loans acquired with deteriorated credit quality	—	—	—

Loans and interest receivables
Ending balance	$15,558,567	$67,615,392	$83,173,959

Ending balance: individually evaluated for impairment	$15,558,567	$67,615,392	$83,173,959

Ending balance: collectively evaluated for impairment	—	—	—

Ending balance: loans acquired with deteriorated credit quality	—	—	—

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at March 31, 2011 is presented in the following table:

	Uninsured		Insured(1)
	Unpaid		Unpaid
S&P	Principal		Principal
Designation	Balance	Percent	Balance	Percent

AAA	$693,884	4.94%	$571,090	1.15%
AA+	—	0.00%	869,818	1.75%
AA	—	0.00%	—	0.00%
AA−	8,453,039	60.24%	23,916,475	48.04%
A+	2,554,116	18.20%	6,906,235	13.88%
A1	—	0.00%	—	0.00%
A	1,801,774	12.84%	15,056,748	30.25%
BB−	529,806	3.78%	2,453,738	4.93%

Total	$14,032,619	100.00%	$49,774,104	100.00%

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of March 31, 2011, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

A summary of our investment in impaired loans at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

Loan receivable, net	$31,458,289	$32,372,062
Interest receivable, net	3,193,386	4,479,527

Investment in impaired loans	$34,651,675	$36,851,589

An analysis of impaired loans and interest receivable with and without a related allowance at March 31, 2011 is presented in the following table by loan type:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	$—	$—	$—	$—	$—
With an allowance recorded:
Uninsured Loans	3,875,707	3,953,984	494,382	3,626,052	226,083
Insured Loans	30,775,968	25,642,366	7,053,834	33,199,251	4,247,250

Total Impaired Loans	$34,651,675	$29,596,350	$7,548,216	$36,825,303	$4,473,333

The amount of the investment in impaired loans that had an allowance as of March 31, 2011 and December 31, 2010 was $34.7 million and $36.9 million, respectively. The amount of the investment in impaired loans that did not have an allowance was $0 as of March 31, 2011 and December 31, 2010. The average investment in impaired loans during the periods ended March 31, 2011 and 2010 was approximately $36.8 million and $64.7 million, respectively. The interest recognized on the impaired loans was approximately $753,000 and $1.9 million for the three months ended March 31, 2011 and 2010, respectively.

An analysis of past due loans at March 31, 2011 is presented in the following table by loan type:

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total
	Past Due	Past Due	Past Due	Past Due

Uninsured Loans	$—	$266,464	$960,184	$1,226,648
Insured Loans	4,256,593	—	533,671	4,790,264

Total	$4,256,593	$266,464	$1,493,855	$6,016,912

As March 31, 2011, the loan portfolio consisted of loans with original maturities of 2 to 4 years with 11.1% average interest rate among all variable rate loans interest rates.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

(7)	Origination Fees

A summary of the balances of origination fees that are included in loans receivable in the consolidated and combined balance sheets as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

Loan origination fees gross	$23,831,834	$30,182,958
Un-accreted origination fees	(8,425,267)	(10,189,349)
Amortized loan originations costs	301,933	269,888

Total	$15,708,500	$20,263,497

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

(8)	Agency Fees Receivable

Agency fees receivable are agency fees due from insurance agents related to premium finance loans. The balance of agency fees receivable at March 31, 2011 and December 31, 2010 were approximately $1,825,000 and $561,000 respectively, net of a reserve of approximately $279,000 and $205,000, respectively. During the three months ended March 31, 2011 and 2010 the Company recorded bad debt expense of approximately $75,000 and $56,000, respectively, which is included in selling, general and administrative expenses on the consolidated and combined statement of operations.

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010

Balance at beginning of period	$204,617	$119,886
Bad debt expense	74,617	55,533

Balance at end of period	$279,234	$175,419

(9)  Stock-Based Compensation

In connection with our initial public offering, we established the Imperial Holdings 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The Company recognized approximately $230,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended March 31, 2011. The Company incurred additional stock-based compensation expense of approximately $290,000 related to the conversion of two phantom stock agreements it had with two employees into 27,000 shares of common stock in connection with its corporate conversion during the three months ended March 31, 2011. Prior to our initial public offering, we had no equity compensation plan.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

Options

As of March 31, 2011, options to purchase 655,956 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $10.75 per share. All of the outstanding options expire seven years after the date of grant and were granted with a strike price at fair market value (closing price) of the stock on the date of grant and vest over three years.

The Company has used the Black-Sholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

Three Months Ended
March 31, 2011

Expected volatility	54.18% — 54.23%
Expected dividend	0%
Expected term in years	4.5
Risk free rate	2.16% — 2.29%

The Company commenced its initial public offering of common stock in February 2011. Accordingly, there was no public market for the Company’s common stock prior to this date. Therefore, the Company identified comparable public entities and used the average volatility of those entities to reasonable estimate its expected volatility. The Company does not expect to pay dividends on its common stock for the foreseeable future. Expected term is the period of time over which the options granted are expected to remain outstanding and is based on the simplified method as outlined in the SEC Staff Accounting Bulletin 110. The Company will continue to estimate expected lives based on the simplified method until reliable historical data becomes available. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table presents the activity of the Company’s outstanding stock options of common stock for the three-month period ended March 31, 2011:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average Price	Contractual	Intrinsic
Common Stock Options	Shares	per Share	Term	Value

Options outstanding, December 31, 2010	—	—	—
Options granted	655,956	$10.75	6.86
Options exercised	—	—	—
Options forfeited	—	—	—
Options expired	—	—	—

Options outstanding, March 31, 2011	655,956	$10.75	6.86	$—

Exercisable at March 31, 2011	—	—	—	$—
Unvested at March 31, 2011	655,956	$10.75	6.86	$—

As of March 31, 2011, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

The following table presents the values of option grants and exercises for the three-month period ended March 31, 2011:

Three Months
Ended
March 31, 2011

Grant date weighted average fair value per share of options granted during the period	$4.98
Total intrinsic value of options exercised	$—
Cash received from options exercised	$—
Actual tax benefit to be realized from option exercises	$—

Restricted Stock

In February 2011, 3,507 shares of restricted stock were granted to our directors under the Omnibus Plan subject to a one year vesting schedule commencing on the date of grant. The fair value of the unvested restricted stock was valued at $38,016 based on the closing price of the Company’s shares on the grant date.

The following table presents the activity of the Company’s unvested restricted common shares for the three-month period ended March 31, 2011:

Number of
Common Unvested Shares	Shares
(In thousands)

Outstanding December 31, 2010	—
Granted	3,507
Vested	—
Forfeited	—

Outstanding March 31, 2011	3,507

The aggregate intrinsic value for these awards is $35,596 and the remaining weighted average life of these awards is 0.86 years as of March 31, 2011.

(10)	Structured Settlements

The balances of the Company’s structured settlements are as follows:

	March 31,	December 31,
	2011	2010

Structured settlements — at cost	$1,242,784	$1,090,090
Structured settlements — at fair value	3,284,401	1,445,674

Structured settlements receivable, net	$4,527,185	$2,535,764

The Company formed Contingent Settlements I, LLC (CSI) as a subsidiary of Washington Square Financial, LLC to serve as a new special purpose financing entity to allow us to sell certain structured settlements to provide the Company liquidity. On April 12, 2011, we entered into an arrangement to provide us up to $40 million in financing. The company also recorded income of approximately $607,000 that was recorded as unrealized change in fair value on structured settlements that are intended for sale to Contingent Settlements I, LLC.

The Company also recognized income of approximately $96,000 that was recorded as an unrealized change in fair value on structured settlements that are intended for sale to ISF 2010. The Company also had three SPV’s that

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

pledged 38 guaranteed structured settlement transactions under this facility generating income of approximately $32,000, which was recorded as an unrealized change in fair value of structured settlements. (see below).

In addition to its intended sales to CSI and ISF 2010, the Company recorded income of approximately $107,000 that was recorded as unrealized change in fair value on structured settlements that are intended for sale to other parties.

Total income recognized through accretion of interest income on structured settlement transactions for the three months ended March 31, 2011 and 2010, respectively was approximately $0 and $ $150,000, respectively, recognized in interest income in the accompanying consolidated and combined statement of operations. The receivables at March 31, 2011 and December 31, 2010 were approximately $4.5 million and $2.5 million, respectively, net of a discount of approximately $11.1 million and $1.3 million, respectively.

The Company recognized a gain on sale of approximately $223,000 through the collection of holdback funds during the three months ended March 31, 2011. The holdback is equal to the aggregate amount of payments due and payable by the annuity holder within 90 days after the date of sale. These amounts are held back in accordance with the purchase agreement and were released upon proof of collection by the Company acting as servicer.

8.39% Fixed Rate Asset Backed Variable Funding Notes

ISF 2010 was formed as an affiliate of the Company to serve as a new special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide itself liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder has committed to advance ISF 2010 up to $50 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of March 31, 2011 and December 31, 2010, the balance of the notes outstanding on the special purpose financing entity’s books was $11.3 million and $1.7 million, respectively.

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of March 31, 2011 and December 31, 2010 were approximately $515,000 and $78,000 and are included in investment in affiliate in the accompanying consolidated balance sheet.

During the three months ended March 31, 2011, the Company sold 12 guaranteed structured settlements under this facility that were originated in 2010 generating income of approximately $129,000 which was recorded as an unrealized change in fair value of structured settlements in 2010. The Company originated and sold 78 guaranteed structured settlement transactions under this facility generating income of approximately $881,000 which was recorded as a realized gain on sale of structured settlements during the three months ended March 31, 2011. The Company also purchased and sold 131 guaranteed structured settlement transactions under this facility generating income of approximately $64,000 which was recorded as a realized gain on sale of structured settlements during the

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

three months ended March 31, 2011. The Company also had three SPV’s that pledged 38 guaranteed structured settlement transactions under this facility generating income of approximately $32,000, which was recorded as an unrealized change in fair value of structured settlements during the three months end March 31, 2011. The Company also realized income of approximately $96,000 that was recorded as an unrealized change in fair value during the three months end March 31, 2011 on structured settlements that are intended for sale to ISF 2010. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust.

When the transfer of the receivables occurs, the Company records the transaction as a sale and derecognizes the asset from its balance sheet. In determining whether the Company is the primary beneficiary of ISF 2010, the Company concluded that it does not control the servicing, which is the activity which most significantly impacts ISF 2010’s performance. An independent third party is the master servicer and they can only be replaced by the control partner, which is the entity that holds the majority of the outstanding notes. The Company is a back-up servicer which is insignificant to ISF 2010 performance.

(11)	Investment in Life Settlements (Life Insurance Policies)

During the three months ended March 31, 2011 and 2010, the Company acquired certain life insurance policies through purchases in the life settlement market and others were acquired as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. The Company elected to account for these policies using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require.

During the three months ended March 31, 2011 and 2010, the Company recognized a gain of approximately $11.2 million and a loss of approximately $203,000, respectively related to recording the policies acquired at fair value, which is included in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations. The following table describes the Company’s investment in life settlements as of March 31, 2011:

	Number of
	Life Settlement	Fair	Face
Remaining Life Expectancy (In Years)	Contracts	Value	Value

0-1	—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	1	942,064	2,000,000
4-5	1	667,633	2,200,000
Thereafter	57	31,456,668	275,582,000

Total	59	$33,066,365	$279,782,000

Of the 59 policies held as of March 31, 2011, 37 of these policies previously had lender protection insurance related to their premium finance loans prior to being classified as investments in life settlements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2011, are as follows:

Twelve Months Ended March 31,

2011	5,788,548
2012	6,097,296
2013	6,932,083
2014	6,026,382
2015	6,231,819
Thereafter	83,769,336

$114,845,464

(12)	Fair Value Measurements

We carry investments in life settlements at fair value in the consolidated and combined balance sheets. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record newly-acquired structured settlements at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

The balances of the Company’s assets measured at fair value on a recurring basis as of March 31, 2011, are as follows:

				Total
	Level 1	Level 2	Level 3	Fair Value

Assets:
Investment in life settlements	$—	$—	$33,066,365	$33,066,365
Structured settlement receivables	$—	$—	$3,284,401	$3,284,401

			$36,350,766	$36,350,766

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2010, are as follows:

				Total
	Level 1	Level 2	Level 3	Fair Value

Assets:
Investment in life settlements	$—	$—	$17,137,601	$17,137,601
Structured settlement receivables	$—	$—	$1,445,674	$1,445,674

			$18,583,275	$18,583,275

The following table provides a roll-forward in the changes in fair value for the three months ended March 31 2011, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs.

Life Settlements:
Balance, December 31, 2010	$17,137,601
Purchase of policies	3,642,382
Acquired in foreclosure	266,910
Unrealized change in fair value	11,198,036
Premiums paid	821,436

Balance, March 31, 2011	$33,066,365

Changes in fair value included in earnings for the period relating to assets held at March 31, 2011	$11,198,036

We recorded change in fair value of approximately $11.2 million during the three months ended March 31, 2011 which included $3.0 million attributable to revisions we made to the application of our valuation techniques and assumptions used to measure fair value of the life settlement policies we acquired.

Structured Settlements:
Balance, December 31, 2010	$1,445,674
Purchase of contracts	10,168,607
Unrealized change in fair value	842,300
Sale of contracts	(9,139,291)
Collections	(32,889)

Balance, March 31, 2011	$3,284,401

Changes in fair value included in earnings for the period relating to assets held at March 31, 2011	$842,300

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

The following table provides a roll-forward in the changes in fair value for the three months ended March 31 2010, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs.

Life Settlements:
Balance, December 31, 2009	$4,306,280
Unrealized change in fair value	(202,534)
Sale of policies	(1,798,363)
Premiums paid	105,243

Balance, March 31, 2010	$2,410,626

Changes in fair value included in earnings for the period relating to assets held at March 31, 2010	$(202,534)

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs into are the life expectancy of the insured and the discount rate, which are not observable. As of March 31, 2011 and December 31, 2010, the Company had insured impaired loans (Level 2) with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately $30.8 million and $33.2 million, respectively. As of March 31, 2011 and December 31, 2010, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $3.9 and $3.2 million, respectively. The provision for losses on loans receivable related to impaired loans was approximately $108,000 and $3.3 million for the three months ended March 31, 2011 and 2010, respectively.

(13)	Lender Protection Insurance Claims Received in Advance

On September 8, 2010, the lender protection insurance related to the Company’s credit facility with Ableco Finance, LLC (“Ableco”) was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million. The Company used approximately $64.0 million of the settlement proceeds to pay off the credit facility with Ableco in full and the remainder was used to pay off substantially all of the amounts borrowed under the grid promissory note in favor of CTL Holdings, LLC.

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

Under the lender protection program, we pay lender protection insurance premiums at or about the time the coverage for a particular loan becomes effective. We record this amount as a deferred cost on our balance sheet, and then expense the premiums over the life of the underlying premium finance loans using the effective interest method. As of September 8, 2010, the deferred premium costs associated with the Ableco facility totaled $5.4 million. Since these insurance claims have been prepaid and Ableco has been repaid in full, we have accelerated the expensing of these deferred costs and recorded this $5.4 million expense as amortization of deferred costs. Also in connection with the termination of the Ableco facility, we have accelerated the expensing of approximately $980,000 of deferred costs which resulted from professional fees related to the creation of the

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

Ableco facility. We recorded these charges as amortized deferred costs. In the aggregate, we accelerated the expensing of $6.4 million in deferred costs during the third quarter of 2010 as a result of this one-time transaction.

The insurance claim settlement of $96.9 million was recorded as lender protection insurance claims paid in advance on our consolidated and combined balance sheet. As the premium finance loans mature and in the event of default, the insurance claim is applied against the premium finance loan. As of March 31, 2011, we have approximately $3.6 million remaining of lender protection insurance claims paid in advance related to premium finance loans which have not yet matured. As of March 31, 2011, we have approximately $3.1 million of loans receivable, net and $500,000 of interest receivable, net in premium finance loans which have not yet matured for which this insurance claims settlement relates. The remaining premium finance loans will mature by August 5, 2011.

(14)	Notes and Debenture Payable

A summary of the principal balances of notes and debenture payable included in the consolidated and combined balance sheet as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

Cedar Lane	$32,132,285	$34,209,496
Skarbonka debenture	—	29,766,667
White Oak, Inc.	19,325,273	21,218,775
Acorn Capital Group	2,277,213	3,987,889
CTL Holdings, LLC	24,345	24,345

	53,759,116	89,207,172
Related Party	—	2,401,727

Total	$53,759,116	$91,608,899

Cedar Lane

On December 2, 2009, Imperial PFC Financing II, LLC was formed to enter into a financing agreement with Cedar Lane Capital, LLC, so that Imperial PFC Financing II, LLC could purchase Imperial Premium Finance notes for cash or a participation interest in the notes. The financing agreement is for a minimum of $5 million to a maximum of $250 million. The agreement is for a term of 28 months from the time of borrowing and the borrowings bear an annual interest rate of 14%, 15% or 16%, depending on the class of lender and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial PFC Financing II, LLC. The Company believes it is in compliance at March 31, 2011. The outstanding principal at March 31, 2011 and December 31, 2010 was approximately $32.1 million and $34.2 million, respectively, and accrued interest was approximately $5.3 million and $4.3 million, respectively. The Company is required to retain 2% of the principal amount of each loan made to the borrower, for purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of March 31, 2011 and December 31, 2010 the Company’s consolidated financial statements reflected balances of approximately $691,000 and $691,000 included in restricted cash, respectively. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010. As a result, we are no longer able to originate new premium finance loans under this credit facility.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

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

During the three months ended March 31, 2011, the Company had amortized $233,000 of imputed interest relating to the debenture payable as a component of interest expense in the accompanying consolidated and combined statement of operations. On February 11, 2011, the date of the closing of the Company’s initial public offering, the debenture was converted into shares of the Company’s common stock (See Note 16).

White Oak, Inc.

On February 5, 2009, Imperial Life Financing II, LLC, was formed to enter into a loan agreement with White Oak Global Advisors, LLC, so that Imperial Life Financing II, LLC could purchase Imperial Premium Finance notes in exchange for cash or a participation interest in the notes. The loan agreement was amended in September 2009.

The loan agreement is for $27 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of March 31, 2011 and December 31, 2010 was 19.73% and 19.65%, respectively. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial Life Financing II, LLC. The Company believes it is in compliance at March 31, 2011. The notes are payable 6-26 months from issuance and the facility matures on March 11, 2012. The outstanding principal at March 31, 2011 and December 31, 2010, was approximately $19.3 million and $21.2 million, respectively, and accrued interest was approximately $8.8 million and $8.2 million, respectively. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. As a result, we are no longer able to originate new premium finance loans under this credit facility.

Acorn Capital Group

A lender, Acorn Capital Group (“Acorn”), breached a credit facility agreement with the Company by not funding ongoing premiums on certain life insurance policies serving as collateral for premium finance loans. The first time that they failed to make scheduled premium payments was in July 2008 and the Company had no forewarning that this lender was experiencing financial difficulties. When they stopped funding under the credit facility, the Company had no time to seek other financing to fund the ongoing premiums. The result was that a total of 109 policies lapsed due to non-payment of premiums from January 1, 2008 through March 31, 2011.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

In May 2009, the Company entered a settlement agreement whereby Acorn released us from our obligations related to the credit agreement. Acorn subsequently assigned all of its rights and obligations under the settlement agreement to Asset Based Resource Group, LLC (“ABRG”). As part of the settlement agreement, the Company continues to service the original loans and ABRG determines whether or not it will continue to fund the loans. If ABRG chooses not to continue funding a loan, the Company has the option to fund the loan or try to sell the loan or related policy to another party. The Company elects to fund the loan only if it believes there is value in the policy servicing as collateral for the loans after considering the costs of keeping the policy in force. Regardless of whether the Company funds the loan or sells the loan or related policy to another party, the Company’s debt under the Acorn facility is forgiven and it records a gain on forgiveness of debt. If the Company funds the loan, it remains on the balance sheet, otherwise it is written off and the Company records the amount written off as a loss on loan payoffs and settlements, net. If ABRG funds the premium payment, this additional funding is evidenced by a new note, with an annual interest rate of 14.5% per annum, which is due and payable by the Company thirteen (13) months following the advance. Once the Company is legally released from their debt obligation either judicially or by ABRG, the Company will record a corresponding debt reduction.

As part of the settlement agreement, new notes were signed with annual interest rates of 14.5% compounding annually and totaled approximately $12.7 million on May 19, 2009. On the notes that were cancelled by ABRG during the three months ended March 31, 2011 and 2010, the Company was forgiven principal totaling approximately $1.9 million and $1.2 million, respectively, and interest of approximately $616,000 and $581,000, respectively. The Company recorded these amounts as gain on forgiveness of debt. Partially offsetting these gains, the Company had loan losses related to Acorn totaling approximately $2.5 million and $1.7 million, during the three months ended March 31, 2011 and 2010, respectively. The Company recorded these amounts as loss on loan payoffs and settlements, net. As of March 31, 2011, only 10 loans out of 119 loans originally financed in the Acorn facility remained outstanding. These notes have a carrying amount of $2.3 million which is included within loans receivable, net.

As of March 31, 2011 and December 31, 2010, the Company owed approximately $2.3 million and $4 million, respectively, and accrued interest was approximately $756,000 and $1.3 million, respectively. These notes mature by January 13, 2012.

CTL Holdings LLC

In November 2008, Imperial Life Financing, LLC entered into a promissory note for $30 million with CTL Holdings, LLC. The note is due on December 26, 2012 and bears interest at a fixed rate per advance. The average interest rate as of March 31, 2011 and December 31, 2010 was approximately 9.5% and 9.5%, respectively. On September 8, 2010, the lender protection insurance related to our credit facility with Ableco Finance, LLC (“Ableco”) was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million. We used approximately $32.9 million of the settlement proceeds to pay off the amounts borrowed under the grid promissory note in favor of CTL Holdings, LLC. The outstanding principal at March 31, 2011 and December 31, 2010 was approximately $24,000 and $24,000, respectively, and accrued interest was approximately $1,300 and $1,000, respectively. There are no financial or restrictive covenants under this promissory note.

Related Party

In October 2008, the Company entered into two balloon promissory note agreements with a related party where money was borrowed to cover operating expenses of approximately $8.9 million. The loan agreements were for $4.5 million each, are unsecured, had terms of two years, and bear an annual interest rate of 16.5% compounded monthly. On August 31, 2009, these notes were assigned to another related party and consolidated into a new revolving promissory note which bears an interest rate of 16.5% and matures on August 1, 2011. The outstanding

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

principal at March 31, 2011 and at December 31, 2010 was approximately $0 million and $2.4 million, respectively, and accrued interest was approximately $0 and $55,000, respectively. There are no financial or restrictive covenants contained in this promissory note. During the three months ended March 31, 2011, the amount was subsequently converted into common stock in connection with the initial public offering (see Note 16).

(15)	Segment Information

The Company operates in two reportable business segments: financing premiums for individual life insurance policies, purchasing life insurance policies in the life settlement market and purchasing structured settlements. The life finance segment (previously premium finance) provides financing in the form of loans to trusts and individuals for the purchase of life insurance policies and the loans are collateralized by the life insurance policies. The structured settlements segment purchases settlements from individuals who are plaintiffs in lawsuits and the Company will pay the plaintiff a lump sum at a negotiated discount and take title to the settlement payments.

The performance of the segments is evaluated on the segment level by members of the Company’s senior management team. Cash and income taxes generally are managed centrally. Performance of the segments is based on revenue and cost control.

Segment results and reconciliation to consolidated net income were as follows:

	Three Months Ended
	March 31,
	2011	2010

Life finance
Income
Agency fee income	$4,061,019	$5,278,622
Origination income	2,281,257	7,298,895
Interest income	2,020,359	5,434,305
Gain on forgiveness of debt	2,542,771	1,765,328
Unrealized change in fair value life settlements	11,198,036	(202,534)
Servicing fee income	518,003	—
Other	145,088	8,000

	22,766,533	19,582,616

Direct segment expenses
Interest expense	2,937,184	7,766,328
Provision for losses	108,444	3,367,069
Loss on loans payoffs and settlements, net	2,571,104	1,378,590
Amortization of deferred costs	1,907,105	5,846,828
SG&A expense	2,585,481	2,643,363

	10,109,318	21,002,178

Segment operating income	$12,657,215	$(1,419,562)

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

	Three Months Ended
	March 31,
	2011	2010

Structured settlements
Income
Realized gain on sale of structured settlements	$1,168,542	$—
Interest income	—	148,368
Unrealized change in fair value of investments	842,300	—
Other income	44,622	15,425

	2,055,464	163,793

Direct segment expenses
SG&A expense	4,000,352	2,628,284

Segment operating loss	$(1,944,888)	$(2,464,491)

Consolidated
Segment operating (loss) income	10,712,327	(3,884,053)
Unallocated income
Other income	37,700	—
Unallocated expenses
SG&A expenses	3,034,533	2,400,221
Interest expense	290,132	1,202,250

	3,324,665	3,602,471

Income (loss) before income taxes	7,425,362	(7,486,524)
Provision for income taxes	7,995,955	—

Net loss	$(570,593)	$(7,486,524)

Segment assets and reconciliation to consolidated total assets were as follows:

	March 31	December 31
	2011	2010

Direct segment assets
Life finance	$136,524,339	$141,518,356
Structured settlements	5,305,098	3,527,344

	141,829,437	145,045,700
Other unallocated assets	158,389,598	8,370,944

	$300,219,035	$153,416,644

(16)	Stockholders’ Equity

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

On February 3, 2011, the Company converted from a Florida limited liability company to a Florida corporation at which time the members of Imperial Holdings, LLC became shareholders of Imperial Holdings, Inc. As a limited liability company, the Company was treated as a partnership for United States federal and state income tax purposes

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

and, as such, the Company was not subject to taxation. For all periods subsequent to such conversion, the Company will be subject to corporate-level United States federal and state income taxes (see Note 18).

As part of the corporate conversion, the Company entered into a plan of conversion with its shareholders on January 12, 2011, as amended on February 3, 2011. Pursuant to the plan of conversion, all of the Company’s outstanding common units and Series A, B, C, D and E preferred units and all principal and accrued and unpaid interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. will be converted into 2,300,273 shares of our common stock. The plan of conversion, which describes the corporate conversion as well as other transactions and agreements by the parties with an interest in the Company’s equity, reflects an agreement among its shareholders as to the allocation of the shares of common stock to be issued to its shareholders in the corporate conversion. Thus, there is no formula that may be used to describe the conversion of a common unit or a Series A, B, C, D and E preferred unit into common stock.

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

After the corporate conversion and prior to the closing of the Company’s recent offering on February 11, 2011, the Company converted two phantom stock agreements it had with two employees into 27,000 shares of common stock and incurred stock compensation of approximately $290,000.

In addition, following the corporate conversion and upon the closing of the Company’s recently completed initial public offering on February 11, 2011, three current shareholders received ownership of warrants that may be exercised for up to a total of 4,053,333 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. In connection with the over-allotment option, the same three shareholders received ownership of 187,188 additional warrants. One-third of the warrants will have an exercise price equal to 120% of the price of the common stock sold in this offering, one-third of the warrants will have an exercise price equal to 135% of the price of the common stock sold in this offering, and one-third of the warrants will have an exercise price equal to 150% of the price of the common stock sold in this offering. The warrants will expire 7 years after the date of issuance and the exercisability of the warrant will vest ratably over four years.

On February 11, 2011, the Company closed its initial public offering of 16,666,667 shares of common stock at $10.75 per share. On February 15, 2011 Imperial Holdings, Inc. sold an additional 935,947 shares of common stock. The sale was in connection with the over-allotment option Imperial Holdings, Inc. granted to its underwriters in connection with Imperial’s initial public offering. As a result, the total initial public offering size was 17,602,614 shares. All shares were sold to the public at a price of $10.75. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses.

After giving effect to (i) the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units of Imperial Holdings, LLC (including all accrued and unpaid dividends thereon) and all principal and accrued and unpaid interest outstanding under the Company’s promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of the Company’s common stock; (ii) the issuance of 27,000 shares of common stock to two employees pursuant to the terms of each of their respective phantom stock agreements; (iii) the conversion of a $30.0 million debenture into 1,272,727 shares of common stock (iv) the sale of 16,666,667 shares in the Company’s recent offering, and (v) the sale of 935,947 shares in connection with the over-allotment option granted to the Company’s underwriters, there are 21,202,614 shares of common stock outstanding. Up to an additional 4,240,521 shares of common stock will be issuable upon the exercise of warrants issued to

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

existing members of the Company. Moreover, the Company reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 655,956 options to purchase shares of common stock were granted to existing employees, directors and named executive officers at a weighted average exercise price of $10.75 per share, and an additional 3,507 shares of restricted stock had been granted under the plan subject to vesting. The remaining 540,537 shares of common stock are available for future awards.

(17)	Commitments and Contingencies

Employment Agreements

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

Litigation

We are party to various legal proceedings which arise in the ordinary course of business. While we cannot predict the outcome of these proceedings, we believe that the resolution of these proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations.

(18)	Income Taxes

On February 3, 2011, the Company converted from a Florida limited liability company to a Florida corporation (the “conversion”). Prior to the conversion the Company was treated as a partnership for Federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the conversion.

Pre-tax net income for the three months ended March 31, 2011 was approximately $7,425,000. Excluding the tax effects of the corporate conversion and pre-conversion losses, the tax provision calculated at an estimated annual effective tax rate of 38.6% is approximately $2,869,000 before discreet adjustments described below.

During the first quarter of 2011, and prior to February 3, 2011 (conversion date), the Company incurred pre-conversion losses attributed to our members of approximately $1,936,000, the tax-affect of which is $749,000. This pre-conversion amount is treated as discrete adjustment to the tax provision calculated above as the Company obtains no benefit from these losses. In addition, these pre-conversion results were not taken into account in determining the Company’s estimated annual effective tax rate of 38.6%.

As a result of the conversion of the Company from a partnership to a corporation, the Company recorded a one-time deferred tax liability of $4,378,000 for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740 these deferred taxes were recorded in income tax expense for the first quarter of 2011.

The overall income tax provision for the three months ended March 31, 2011 is $7,996,000. As described above, this total is derived from applying the annual effective tax rate to the post conversion (no effect given to pre-conversion losses) quarterly earnings and the one time establishment of deferred taxes due to the conversion from pass-through status to corporate status.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2011

The principal difference between the estimated annual effective tax rate and the Federal tax rate of 35% is attributed to state taxes. The Company expects to have an annual effective tax rate of 38.6% in the future.

Following the Conversion and prior to the initial public offering, some of the founding members entered into a reorganization that may allow the Company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $18.0 million of net operating loss carryovers. The Company is in the process of evaluating the reorganizations to determine whether some or all of these attributes can be assumed by the Company, including whether any limitations on the utilization of the tax attributes may apply.

At March 31, 2011, income taxes payable includes an estimated liability for unrecognized tax benefits of $6,295,000 that was charged to paid-in-capital related to the initial public offering.

(19)	Subsequent Events

On April 12, 2011, Washington Square Financial, LLC (“WSF”), a wholly-owned subsidiary of Imperial Holdings, Inc. (the “Company”), entered into a purchase agreement to sell up to $40.0 million of structured settlement receivables to a wholly-owned special purpose entity of WSF (the “SPE”). Pursuant to a trust agreement, dated April 12, 2011, by and among the SPE and Wilmington Trust Company, as trustee, the SPE will sell the life contingent structured settlement receivables sold to it under the purchase agreement into a statutory trust (the “Trust”) that will issue a Class A Note and a residual interest certificate to an affiliate of Beacon Trust Company (the “Noteholder”) and the SPE, respectively. The Noteholder has agreed, subject to certain customary funding conditions, to advance up to $40.0 million under its Class A Note, which will entitle the Noteholder to, among other things, the first 17 years of payments under the life contingent structured settlement receivables, from the date such receivables are sold into the trust. Each of the SPE and the Noteholder has committed to purchase the receivables and make advances under the Class A Note, respectively, for one year absent the occurrence of certain events of default. The receivables to be purchased under the purchase agreement and sold into the Trust will be subject to customary eligibility criteria and certain concentration limits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Forward-Looking” Information

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

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

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by us, as well as the Company’s other filings with the SEC, all of which are available on the SEC’s website at www.sec.gov. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Quarterly Report on Form 10-Q of “Imperial,” “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

Business Overview

We are a specialty finance company with a focus on providing premium financing for individual life insurance policies and purchasing structured settlements. The Company manages these operations through two business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue from unrealized changes in fair value of life settlements, interest charged on loans, loan origination fees and agency fees from referring agents. In the structured settlement business, the Company purchases structured settlements at a discounted rate and sell such assets to, or finance such assets with, third parties.

Beginning in 2007, the United States’ capital markets experienced extensive distress and dislocation due to the global economic downturn and credit crisis. As a result of the dislocation in the capital markets, our borrowing costs increased dramatically in our life finance business and we were unable to access traditional sources of capital to finance the acquisition and sale of structured settlements. At certain points, we were unable to obtain any debt financing.

On February 11, 2011, the Company completed the sale of 16,666,667 shares of common stock at an initial public offering price of $10.75 per share. On February 15, 2011, the Company sold an additional 935,947 shares of common stock in connection with the over-allotment option the Company granted to its underwriters in the Company’s initial public offering. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses. We will utilize the net proceeds to finance and grow our life finance and structured settlement businesses. We will originate new life finance loans without relying on debt financing and will continue to finance the acquisition and sale of structured settlements.

Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities pursuant to the corporate conversion of Imperial Holdings, LLC effective February 3, 2011.

Critical Accounting Policies

Critical Accountings Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the loan impairment valuation, allowance for doubtful accounts, income taxes, valuation of structured settlements and the valuation of investments in life settlements (life insurance policies) have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with the estimates as well as selected other critical accounting policies.

Life Finance Loans Receivable

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

In order to originate life finance transactions during the recent dislocation in the capital markets, we procured lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage.

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

The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as unrealized changes in fair value of life settlements in our consolidated and combined statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The discount rate at March 31, 2011 was 15% to 17% and the fair value of our investment in life insurance policies was $33.1 million.

Following our recently completed initial public offering, our investment in life settlements (life insurance policies) may increase over time as we begin to make loans without lender protection insurance, as a result of which we have the option to retain a number of the life insurance policies relinquished to us by our borrowers upon default under those loans. We also purchase life insurance policies in the life settlement market.

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

In determining the life expectancy estimate, we use medical reviews from four different medical underwriters. The health of the insured is summarized by the medical underwriters into a life assessment which is based on the review of historical and current medical records. The medical underwriting assesses the characteristics and health risks of the insured in order to quantify the health into a mortality rating that represents their life expectancy.

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

Revenue Recognition

Our primary sources of revenue are in the form of unrealized change in fair value of life settlements, agency fees, interest income, origination fee income and realized gains on sales of structured settlements. Our revenue recognition policies for these sources of revenue are as follows:

•	Agency Fees — Agency fees are paid by the referring life insurance agents based on negotiations between the parties and are recognized at the time a life finance loan is funded. Because agency fees are not paid by the borrower, such fees do not accrue over the term of the loan. We typically charge and receive agency fees from the referring agent within approximately 47 days of our funding the loan. A separate origination fee is charged to the borrower which is amortized into income over the life of the loan.

•	Interest Income — Interest income on life finance loans is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition. Discounts on structured settlement receivables are accreted over the life of the settlement using the effective interest method.

•	Origination Fee Income — Loans often include origination fees which are fees payable to us on the date the loan matures. The fees are negotiated at the inception of the loan on a transaction by transaction basis. The fees are accreted into income over the term of the loan using the effective interest method.

•	Realized Gains on Sales of Structured Settlements — Realized gains on sales of structured settlements are recorded when the structured settlements have been transferred to a third party and we no longer have continuing involvement, in accordance with ASC 860, Transfers and Servicing.

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

Loss in Loan Payoffs and Settlements, Net

When a life finance loan matures, we record the difference between the net carrying value of the loan and the cash received, or the fair value of the life insurance policy that is obtained in the event of payment default, as a gain or loss on loan payoffs and settlements, net.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Prior to the closing of our recently completed initial public offering, we converted from a Florida limited liability company to a Florida corporation. Under ASC 740, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

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

Stock-Based Compensation

We have adopted ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments awarded upon or after the closing of our recently completed initial public offering are determined based on a valuation using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

Recent Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC that are believed by management, to have a material impact on the Company’s present or future financial statements.

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

Consolidated Results of Operations (in thousands)

	Three Months
	Ended
	March 31,
	2011	2010
	(Unaudited)

Income
Agency fee income	$4,061	$5,279
Interest income	2,020	5,583
Origination fee income	2,281	7,299
Realized gain on sale of structured settlements	1,169	—
Gain on forgiveness of debt	2,543	1,765
Unrealized change in fair value of life settlements	11,198	(203)
Unrealized change in fair value of structured receivables	842	—
Servicing fee	518	—
Other income	230	23

Total income	24,862	19,746
Expenses
Interest expense	3,230	8,968
Provision for losses on loans receivable	108	3,276
Loss on loan payoffs and settlements, net	2,571	1,470
Amortization of deferred costs	1,907	5,847
Selling, general and administrative expenses	9,621	7,672

Total expenses	17,437	27,233

Income (loss) before income taxes	7,425	(7,487)
Provision for income taxes	7,996	—

Net income (loss)	$(571)	$(7,487)

Life finance Segment Results (in thousands)

	Three Months
	Ended
	March 31,
	2011	2010
	(Unaudited)

Income	$22,766	$19,582
Expenses	10,109	21,002

Segment operating income (loss)	$12,657	$(1,420)

Structured Settlement Segment Results (in thousands)

	Three Months
	Ended
	March 31,
	2011	2010
	(Unaudited)

Income	$1,962	$164
Expenses	3,907	2,628

Segment operating loss	$(1,945)	$(2,464)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	Three Months
	Ended
	March 31,
	2011	2010
	(Unaudited)

Segment operating income (loss)	$10,712	$(3,884)
Unallocated income:
Interest income	37	—
Unallocated expenses:
SG&A expenses	3,034	2,400
Interest expense	290	1,203

	3,327	3,603

Income (loss) before income taxes	7,425	(7,487)
Provision for income taxes	7,996	—
Net loss	$(571)	$(7,487)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net loss for the three months ended March 31, 2011 was $571,000 as compared to a net loss of $7.5 million for the three months ended March 31, 2010. Total income was $24.9 million for the three months ended March 31, 2011, a 26% increase over total income of $19.7 million during the three months ended in 2010. Total expenses were $17.4 million for the period compared to total expenses of $27.2 million incurred during the three months ended March 31, 2010, a reduction of $9.8 million, or 36%.

Income before income taxes for the three months ended March 31, 2011 was approximately $7,425,000. Excluding the tax effects of the corporate conversion and pre-conversion losses, the tax provision was calculated at an estimated annual effective tax rate of 38.6% and is approximately $2,869,000 before discreet adjustments described below.

As a result of the conversion of the Company from a limited liability company to a corporation, we recorded a net deferred tax liability of $4,378,000 for the federal and state tax effects of temporary differences that were attributed to the Company at the time of the conversion. Income tax expense for the three months ended March 31, 2011 was increased by this amount.

During the period from January 1, 2011 to February 3, 2011 (conversion date), we incurred pre-conversion losses attributed to our members of approximately $1,936,000, the tax-effect of which is $749,000. This pre-conversion amount is treated as an adjustment to the tax provision calculated above as the Company obtains no benefit from these losses. In addition, these pre-conversion results were not taken into account in determining the Company’s estimated annual effective tax rate of 38.6%.

The overall income tax provision for the three months ended March 31, 2011 is $7,996,000 as compared to $0 for the three months ended March 31, 2010. As described above, this total is derived from applying the annual effective tax rate to the post conversion (no effect given to pre-conversion losses) quarterly earnings and the one time establishment of deferred taxes due to the conversion from pass-through status to corporate status. There was no income tax provision for the three months ended March 30, 2010 as the Company was treated as a partnership for Federal and state income tax purpose.

In our life finance segment, income increased by $3.2 million to $22.8 million, primarily driven by an increase of $11.4 million in change in fair value of life settlements, an increase of $504,000 in servicing fee income and an increase of $777,000 in gain on forgiveness of debt. Partially offsetting these gains were decreases in agency fee income, origination income and interest income totaling $9.7 million. Life finance segment expenses were $10.1 million during the period compared to $21.0 million during the same period in 2010, a decline of $10.9 million, or 52%. These declines were driven primarily by a $4.8 million reduction in interest expense, a reduction of $3.3 million in the provision for losses and a decline in amortization of deferred costs of $3.9 million, partially offset by an increase of $1.2 million in loss on loan payoffs and settlements, net. This led to life finance segment operating income of $12.7 million during the quarter, an increase of $14.1 million compared to a segment operating loss of $1.4 million during the same period in 2010.

Results of operations in our life finance segment reflect two significant developments: the wind-down of our Lender Protection Insurance Coverage program (“LPIC”) under which we ceased originating loans as of December 31, 2010, and our initial public offering which became effective in February 2011. These developments marked a departure from our historical practice of using debt capital to finance the our lending activities, and the beginning of our strategy to provide loans to pay life insurance premiums and to purchase life insurance policies using equity capital rather than debt. During the three months ended March 31, 2011, we originated 32 loans using equity capital, compared to 52 loans originated under the LPIC program during the same period in 2010. This resulted in a reduction in agency fees from $5.3 million during the three months ended March 31, 2010 to $4.1 million during the same period in 2011, a decrease of $1.2 million. As of March 31, 2011, we had loans receivable totaling $73.2 million compared to $191.3 million as of March 31, 2010, a decrease of $118.1 million, or 62%. Loans outstanding declined from 676 to 260. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $7.3 million and $5.4 million, respectively during the three months ending March 31, 2010 to $2.3 million and $2.0 million, respectively, during the same period in 2011. Offsetting these declines were a reduction of total life finance segment expenses from $21.0 million during the first quarter of 2010 to $10.1 million during the first quarter of 2011, a decrease of $10.9 million. Interest expense declined to $2.9 million, a reduction of $4.8 million, as notes payable declined from $221.6 million as of March 31, 2010 to $53.8 million as of March 31, 2011. Provision for losses on loans was $108,000 during the first quarter of 2011, compared to $3.4 million during the same period in 2010, a decline of $3.3 million. Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $1.9 million during the first quarter of 2011 compared to $5.8 million during the same period in 2010, a decline of $3.9 million.

During the three months ended March 31, 2011, we began to originate a second type of loan with different loan characteristics. Historically, we have originated Type 1 loans, which are collateralized by life insurance policies that have been in force less than two years. Type 2 loans are collateralized by life insurance policies that have been in force longer than two years. Of the 32 premium finance loans originated during the quarter, six are the Type 2 loans. These loans have an average principal balance of $670,000 compared to $295,000 on Type 1 loans originated during the period for loans originated during the three months ended March 31, 2011 because the amount lent to cover premiums previously paid by the borrower are larger with policies that have been in effect longer. Agency fees as a percent of the principal balance of the loans averaged 41% and 21% on Type 1 and Type 2 loans, respectively. As used throughout this Quarterly Report on Form 10-Q, references to “principal balance of the loan” refer to the principal amount loaned by us in a life finance transaction without including origination fees or interest.

Historically, we elected to account for the life settlement policies we acquired using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions (see Note 12). In 2011, we made revisions to the application of our valuation technique and assumptions used to measure fair value of the life settlement policies we acquired. We accounted for this change in accounting estimate prospectively in accordance with ASC 250-10-45-17 Change in Accounting Estimate, resulting in recognition of a pretax gain of $3.0 million for the three months ended March 31, 2011.

The most significant assumptions we estimate to measure the fair value of life settlement policies we acquire, which we consistently apply to each acquisition, are the life expectancy of the insured, the mortality table used and the discount rate, and these have not changed.

During the three months ended March 31, 2011, we acquired 19 life settlements using proceeds of our initial public offering, resulting in a change in fair value of life settlements of $8.0 million. This is consistent with our strategy of purchasing life settlements at deep discounts to fair value, using equity capital in lieu of debt, and to be able to hold them to maturity.

In our structured settlements segment, income was $2.0 million, compared to $164,000 for the same period in 2010, an increase of $1.8 million. This increase was due to an increase in sales to 209 during the three months ended March 31, 2011 compared to no sales during the same period in 2010. Segment SG&A expenses increased by $1.4 million to $4.0 million as we continued to build our infrastructure. This led to a segment operating loss of $1.9 million, an improvement of $520,000 over segment operating loss of $2.5 million recorded during the same period in 2010.

Segment Information

We operate our business through two reportable segments: life finance and structured settlements. Our segment data discussed below may not be indicative of our future operations.

Life finance Business

Our results of operations for our life finance segment for the periods indicated are as follows (in thousands):

	Three Months
	Ended
	September 30,
	2011	2010
	(Unaudited)

Income
Agency fee income	$4,061	$5,279
Interest income	2,020	5,434
Origination fee income	2,281	7,299
Gain on forgiveness of debt	2,543	1,765
Unrealized change in fair value of life settlements	11,198	(203)
Servicing fee income	504	—
Other	159	8

	22,766	19,582
Direct segment expenses
Interest expense	2,937	7,766
Provision for losses	108	3,367
Loss (gain) on loan payoff and settlements, net	2,571	1,379
Amortization of deferred costs	1,907	5,847
SG&A expense	2,586	2,643

	10,109	21,002

Segment operating income (loss)	$12,657	$(1,420)

The following table highlights certain selected operating data in our life finance segment for the periods indicated (in thousands except number of loans percentages, age, and life expectancy):

	Three Months Ended
	March 31,
	2011	2010

Period Originations:
Number of loans originated (by type):
Type 1*	26	51
Type 2**	6	1
Principal balance of loans originated	$11,689	$10,561
Aggregate death benefit of policies underlying loans originated	$195,350	$252,400
Selling general and administrative expenses	$2,586	$2,643
Average Per Origination During Period:
Age of insured at origination	75.2	73.8
Life expectancy of insured (years)	15.2	14.3
Monthly premium (year after origination)	$11.9	$13.4
Death benefit of policies underlying loans originated	$5,745.6	$4,853.8
Principal balance of the loan	$365.3	$203.1
Interest rate charged	14.0%	11.5%
Agency fee	$126.9	$101.5
Agency fee as % of principal balance (by type):
Type 1*	41.3%	50.1%
Type 2**	20.8%	18.5%
Origination fee	$88.7	$83.5
Annualized origination fee as % of principal balance	25.6%	19.5%
End of Period Loan Portfolio
Loans receivable, net	$73,247	$191,331
Number of policies underlying loans receivable	260	676
Aggregate death benefit of policies underlying loans receivable	$1,247,757	$3,096,236
Number of loans with insurance protection	214	632
Loans receivable, net (insured loans only)	$58,274	$157,031
Average Per Loan:
Age of insured in loans receivable	75.3	75.4
Life expectancy of insured (years)	14.4	14.7
Monthly premium	$8.5	$6.6
Loan receivable, net	$281.7	$283.0
Interest rate	11.1%	11.1%
End of Period — Policies Owned
Number of policies owned	59	21
Aggregate fair value	$33,066	$2,411
Monthly premium — average per policy	$8.3	$3.7

*	Type 1 loans are collateralized by life insurance policies that have been in force less than two years.

**	Type 2 loans are collateralized by life insurance policies that have been in force longer than two years.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Agency Fee Income.  Agency fee income was $4.1 million for the three months ended March 31, 2011 compared to $5.3 million for the same period in 2010, a decrease of $1.2 million, or 23%. Agency fee income is earned solely as a function of originating loans. We funded only 32 loans during the three months ended March 31, 2011, a 38% decrease compared to the 52 loans funded during the same period of 2010. This reduction in the number of loans originated was caused by the termination of the LPIC program as of December 31, 2010, when the Company stopped originating loans using debt capital. The Company began originating loans using equity capital in late February 2011 after the completion of our initial public offering. Prior to the completion of our initial public offering in February 2011, we originated zero loans in 2011. In addition, agency fees as a percentage of the principal balance of the loans originated decreased during the three months ended March 31, 2011 because of the Company began originating Type 2 loans, which have higher average principle balances.

Agency fees as a percentage of the principal balance of the loans originated during each period was as follows (dollars in thousands):

.

	Three Months
	Ended
	March 31,
	2011	2010

Principal balance of loans originated	$11,689	$10,561
Number of transactions originated	32	52
Agency fees	$4,061	$5,279
Agency fees as a percentage of the principal balance of loans originated	34.7%	50.0%

Interest Income.  Interest income was $2.0 million for the three months ended March 31, 2011 compared to $5.4 million for the same period in 2010, a decrease of $3.4 million or 63%. Interest income declined as the balance of loans receivable, net decreased from $191.3 million as of March 31, 2010 to $73.2 million as of March 31, 2011 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of March 31, 2011 and 2010 was 11.9% and 11.1%, respectively.

Origination Fee Income.  Origination fee income was $2.3 million for the three months ended March 31, 2011, compared to $7.3 million for the same period in 2010, a decrease of $5.0 million, or 69%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Origination fees as a percentage of the principal balance of the loans originated was 24.3% during the three months ended March 31, 2011 compared to 41.1% for the same period in 2010 primarily due to originating Type 2 loans with higher principal balances.

Gain on Forgiveness of Debt.  Gain on forgiveness of debt was $2.5 million for the three months ended March 31, 2011 compared to $1.8 million for the same period in 2010, an increase of $777,000, or 44%. These gains arise out of a settlement agreement with Acorn Capital. Only 10 loans out of 119 loans financed in the Acorn facility remained outstanding as of March 31, 2011. The gains were substantially offset by a loss on loan payoffs, net related to Acorn loans of $2.5 million and $1.7 million during the three months ended March 31, 2011, and 2010, respectively.

Unrealized Change in Fair Value of Life Settlements.  Change in fair value of life settlements was approximately $11.2 million for the three months ended March 31, 2011 compared to a loss of $203,000 for the same period in 2010. During the three months ended March 31, 2011 and 2010, the Company acquired certain life insurance policies through purchases in the life settlement market and others were acquired as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. We recorded unrealized change in fair value of approximately $11.2 million during the three months ended March 31, 2011 which included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation, as described above. These changes impacted the unrealized change in fair value by $3.0 million on 41 life settlement policies owned as of December 31, 2010.

Servicing fee income.  Servicing fee income was $504,000 for the three months ended March 31, 2011 compared to $0 for the same period in 2010. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010.

Other.  Other income was $159,000 for the three months ended March 31, 2011 compared to $8,000 for the same period in 2010. Of this amount, $150,000 was the settlement amount from a borrower as a result of a default.

Expenses

Interest Expense.  Interest expense was $2.9 million for the three months ended March 31, 2011 compared to $7.8 million for the same period in 2010, a decrease of $4.8 million, or 62%. The decrease in interest expense is due to a decline in notes payable from $221.6 million as of March 31, 2010 to $53.8 million as of March 31, 2011, a decrease of $167.9 million, or 76%.

Provision for Losses on Loans Receivable.  Provision for losses on loans receivable was $108,000 for the three months ended March 31, 2011 compared to $3.4 million for the same period in 2010, a decrease of $3.3 million, or 97%. The decrease in the provision during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was due to less loan impairments recorded on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy and a decrease in loan impairment related to new loans originated. There were fewer new loans originated during the three months ended March 31, 2011 as compared to the same period in 2010, as noted previously. The loan impairment valuation was 8.6% and 6.6% of the carrying value of the loan receivables as of March 31, 2011 and 2010, respectively.

Loss on Loan Payoffs and Settlements, Net.  Loss on loan payoffs and settlements, net, was $2.6 million for the three months ended March 31, 2011 compared to $1.4 million for the same period in 2010, an increase of $1.2 million, or 87%. In the first three months of 2011, we wrote off 5 loans compared to 8 loans written off in the first three months of 2010, all of which were included in the Acorn settlement. Although we wrote off fewer loans in 2011, one loan balance totaled $1.9 million of the $2.6 million written off during the three months ended March 31, 2011. Excluding the impact of the Acorn settlements, we had a loss on loan payoffs and settlements, net, of $116,000 and gain on loan payoffs and settlements, net, of $321,000 for the three months ended March 31, 2011 and 2010, respectively.

Amortization of Deferred Costs.  Amortization of deferred costs was $1.9 million during the three months ended March 31, 2011 as compared to $5.8 million for the same period in 2010, a decrease of $3.9 million, or 67%. Lender protection insurance related costs accounted for $1.6 million and $5.1 million of total amortization of deferred costs during the three months ended March 31, 2011 and 2010, respectively. As described previously, the lend protection insurance program was terminated as of December 31, 2010. Only $4.9 million of lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were relatively unchanged at $2.6 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively.

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

	March 31,	December 31,
	2011	2010

30 days or less from loan funding	$1,697	$559
31 — 60 days from loan funding	101	—
61 — 90 days from loan funding	—	—
91 — 120 days from loan funding	99	—
Over 120 days from loan funding	207	207

Total	$2,104	$766
Allowance for doubtful accounts	(279)	(205)

Agency fees receivable, net	$1,825	$561

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Three Months
	Ended
	March 31,
	2011	2010

Balance at beginning of period	$204	$120
Bad debt expense	75	55
Write-offs	—	—
Recoveries	—	—

Balance at end of period	$279	$175

The allowance for doubtful accounts for past due agency fees as of March 31, 2011 was $279,000 as compared to $204,000 as of December 31, 2010. The increase was primarily attributable to approximately $75,000 of additional reserves for new loan activity in the first quarter of 2011. Throughout 2011, we continued to evaluate the collectability of agency fee receivables and recorded approximately $75,000 in bad debt expense during the three months ended March 31, 2011.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	Three Months
	Ended
	March 31,
	2011	2010
	(Unaudited)

Income
Realized gain on sale of structured settlements	$1,169	$—
Interest income	—	148
Unrealized change in fair value of investments	842	—
Other income	44	16

	2,055	164
Direct segment expenses
SG&A expenses	4,000	2,628

Segment operating loss	$(1,945)	$(2,464)

The following table highlights certain selected operating data in our structured settlements segment for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010

Period Originations:
Number of transactions	162	105
Number of transactions from repeat customers	48	24
Weighted average purchase discount rate	18.3%	17.0%
Face value of undiscounted future payments purchased	$16,536	$7,297
Amount paid for settlements purchased	$3,212	$2,574
Marketing costs	$1,258	$1,048
Selling, general and administrative (excluding marketing costs)	$2,649	$1,581
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$102.1	$69.5
Amount paid for settlement purchased	$19.8	$24.5
Time from funding to maturity (months)	161.9	124.8
Marketing cost per transaction	$7.8	$10.0
Segment selling, general and administrative (excluding marketing costs) per transaction	$16.3	$15.1
Period Sales:
Number of transactions sold	209	—
Realized gain on sale of structured settlements	$1,168.5	$—
Average sale discount rate	8.7%	—

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Interest Income.  Interest income was $0 for the three months ended March 31, 2011 compared to $148,000 for the same period in 2010. During the three months ended March 31, 2011, we held structured settlements on our balance sheet for a shorter period of those prior to sale.

Realized Gain on Sale of Structured Settlements.  Realized gain on sale of structured settlements was $1.2 million for the three months ended March 31, 2011 compared to $0 for the same period in 2010. During the first quarter of 2010, we recorded no sales of structured settlements due to a delay in the closing of a purchase financing facility. During the three-month period ending March 31, 2011, we sold 209 structured settlements for a gain of $1.2 million. Included in these results was a portfolio purchase and sale of 131 transactions that resulted in a gain of $64,000.

Unrealized Change in Fair Value of Structured Settlement Receivables.  Unrealized change in fair value of investments and structured receivables was $842,000 for the three months ended March 31, 2011 compared to $0 for the same period in 2010. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.0 million for the three months ended March 31, 2011 compared to $2.6 million for the same period in 2010, an increase of $1.4 million or 52%. This increase was due primarily to an increase in advertising expenses of $208,000, additional personnel expenses of $501,000 due to hiring additional employees, additional professional fees of $181,000 and an increase in various general expenses of $229,000. In addition, we recorded additional variable expenses associated with the increase in the number of structured settlements originated during the period, including an increase in legal expenses of $124,000 and an increase in processing fees of $57,000.

Liquidity and Capital Resources

Historically, we have funded operations primarily from cash flows from operations and various forms of debt financing. Prior to January 1, 2011, we funded new life finance loans through a credit facility with Cedar Lane Capital, LLC (“Cedar Lane”). In addition to available cash, we believe that we have various funding alternatives for the purchase of structured settlements.

In February 2011, we completed our initial public offering of common stock. We received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses. We intend to use approximately $130.0 million of the net proceeds in our premium financing lending activities and up to $20.0 million in our structured settlement activities. We intend to use the remaining proceeds for general corporate purposes.

Our liquidity needs for the next two years are expected to be met primarily through cash flows from operations, the net proceeds from our recently completed initial public offering and two commitments for sales of structured settlements. See further discussion of cash flows below. Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2011. Pending the use of the net proceeds from our recently completed initial public offering, we may invest some of the proceeds in short-term investment-grade instruments.

Debt Financings Summary

We had the following debt outstanding as of March 31, 2011, which includes the credit facilities used in our life finance business (in thousands):

	Outstanding	Accrued	Total Principal
	Principal	Interest	and Interest

Credit Facilities:
Acorn	$2,277	$756	$3,033
CTL(*)	25	1	26
White Oak	19,325	8,796	28,121
Cedar Lane	32,132	5,295	37,427

Total	$53,759	$14,848	$68,607

*	Represents the balance remaining under our $30 million grid promissory note in favor of CTL Holdings.

As of March 31, 2011, we had total debt outstanding of $53.8 million of which $51.5 million or 95.8% is owed by our special purpose entities which were established for the purpose of obtaining debt financing to fund our life finance loans. Debt owed by these special purpose entities is generally non-recourse to us and our other subsidiaries. This debt is collateralized by life insurance policies with lender protection insurance underlying life finance loans that we have assigned, or in which we have sold participations rights, to our special purpose entities. One exception is the Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations. Our CEO and our COO made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our CEO and our COO for such non-financial performance reasons, then our indemnification obligations to our CEO and our COO may require us to indemnify them for losses they may incur under these guaranties.

With the exception of the Acorn facility, the credit facilities are expected to be repaid with the proceeds from loan maturities. We expect the lender protection insurance, subject to its terms and conditions, to ensure liquidity at the time of loan maturity and, therefore, we do not anticipate significant, if any, additional cash outflows at the time of debt maturities in excess of the amounts to be received by the loan payoffs or lender protection insurance claims. If loans remaining under the Acorn credit facility do not payoff at the time of maturity, pursuant to a settlement agreement, Acorn’s successor, ABRG will assume possession of the insurance policies that collateralize the life finance loans and the related debt will be forgiven.

The following table summarizes the maturities of principal and interest outstanding as of March 31, 2011, for our credit facilities previously used to fund life finance loans (dollars in thousands):

	Weighted	Principal	Principal and Interest Payable
	Average	and Interest	Nine Months	Year
	Interest	Outstanding	Ending	Ending	Year Ending
Credit Facilities	Rate	at 3/31/2011	12/31/2011	12/31/2012	12/31/2013

Acorn	14.5%	$3,033	$3,033	$—	$—
CTL(*)	9.5%	26	26	—	—
White Oak	19.7%	28,121	28,121	—	—
Cedar Lane	16.7%	37,427	19,660	17,682	85

Totals		$68,607	$50,840	$17,682	$85

Weighted average interest rate		17.9%	18.3%	14.5%	14.5%

*	Represents the balance remaining under our $30 million grid promissory note in favor of CTL Holdings.

After December 31, 2010, we ceased originating life finance loans with lender protection insurance. As a result, we are no longer able to originate new life finance loans under our credit facilities.

The material terms of certain of our funding agreements are described below:

White Oak Global Advisors, LLC Facility

On March 13, 2009, Imperial Life Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into a financing agreement with CTL Holdings II, LLC to borrow funds to finance its purchase of life finance loans originated by us or the participation interests therein. White Oak Global Advisors, LLC subsequently replaced CTL Holdings II, LLC as the administrative agent and collateral agent with respect to this facility. The original financing agreement provided for up to $15.0 million of multi-draw term loans. In September 2009, this financing agreement was amended to increase the commitment by $12.0 million to a total commitment of $27.0 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of March 31, 2011 was 19.7%. The loans are payable as the corresponding life finance loans mature. The agreement requires that each loan originated under the facility be covered by lender protection insurance. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. In addition, the obligations of Imperial Life Financing II, LLC have been guaranteed by Imperial Life finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us except to the extent of Imperial Life finance, LLC’s equity interest in Imperial Life Financing II, LLC. After December 31, 2010, we ceased originating life finance loans with lender protection insurance. As a result, we are no longer able to originate new life finance loans under this facility

We are subject to several restrictive covenants under the facility. The restrictive covenants include that Imperial Life Financing II, LLC cannot: (i) create, incur, assume or permit to exist any lien on or with respect to any property, (ii) incur, assume, guarantee or permit to exist any additional indebtedness (other than subordinated indebtedness), (iii) declare or pay any dividend or other distribution on account of any equity interests of Imperial Life Financing II, LLC, (iv) make any repurchase, redemption, retirement, defeasance, sinking fund or similar payment, or acquisition for value of any equity interests of Imperial Life Financing II, LLC or its parent (direct or indirect), (v) issue or sell or enter into any agreement or arrangement for the issuance and sale of any shares of its equity interests, any securities convertible into or exchangeable for its equity interests or any warrants, or (vi) finance with funds (other than the proceeds of the loan under the financing agreement) any insurance premium loan made by Imperial Life finance, LLC or any interest therein.

Cedar Lane Capital LLC Facility

On March 12, 2010, Imperial PFC Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into an amended and restated financing agreement with Cedar Lane Capital, LLC, to enable Imperial PFC Financing II, LLC to purchase life finance loans originated by us or participation interests therein. The financing agreement provides for a $15.0 million multi-draw term loan commitment. The term loan commitment is for a 1-year term and the borrowings bear an annual interest rate of 14.0%, 15.0% or 16.0%, depending on the tranche of loans as designated by Cedar Lane Capital, LLC and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. In addition, the obligations of Imperial PFC Financing II, LLC have been guaranteed by Imperial Life finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us except to the extent of Imperial Life finance, LLC’s equity interest in Imperial PFC Financing II, LLC. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010. As a result, we ceased borrowing under the Cedar Lane facility after December 31, 2010.

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

Class A Notes

On April 12, 2011, Washington Square Financial, LLC (“WSF”), a wholly-owned subsidiary of the Company, entered into a purchase agreement to sell up to $40.0 million of structured settlement receivables to a wholly-owned special purpose entity of WSF (the “SPE”). Pursuant to a trust agreement, dated April 12, 2011, by and among the SPE and Wilmington Trust Company, as trustee, the SPE will sell the life contingent structured settlement receivables sold to it under the purchase agreement into a statutory trust (the “Trust”) that will issue a Class A Note and a residual interest certificate to an affiliate of Beacon Trust Company (the “Noteholder”) and the SPE, respectively. The Noteholder has agreed, subject to certain customary funding conditions, to advance up to $40.0 million under its Class A Note, which will entitle the Noteholder to, among other things, the first 17 years of payments under the life contingent structured settlement receivables, from the date such receivables are sold into the trust. Each of the SPE and the Noteholder has committed to purchase the receivables and make advances under the Class A Note, respectively, for one year absent the occurrence of certain events of default. The receivables to be purchased under the purchase agreement and sold into the Trust will be subject to customary eligibility criteria and certain concentration limits.

Life Finance Loan Maturities

The following table summarizes the maturities of our life finance loans outstanding as of March 31, 2011 (dollars in thousands):

	Principal and Origination Fee Maturity
	Total at	Year Ending	Year Ending	Year Ending
	3/31/2011	12/31/2011	12/31/2012	12/31/2013

Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$90,371	$61,666	$27,308	$1,397
Weighted average per annum interest rate	11.3%	11.3%	11.5%	13.5%
Per annum origination fee as a percentage of the principal balance of the loan at origination	23.5%	20.5%	18.1%	11.7%

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months
	Ended
	March 31,
	2011	2010

Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(10,980)	$(8,397)
Investing activities	(10,520)	4,939
Financing activities	173,124	(4,943)

Increase (decrease) in cash and cash equivalents	$151,624	$(8,401)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 was $11.0 million, an increase of $2.6 million from $8.4 million of cash used in operating activities for the same period in 2010. The increase was primarily due to a $1.9 million increase in selling, general and administrative expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $10.5 million, an increase of $15.4 million from $4.9 million of cash provided by investing activities for the same period in 2010. The increase was primarily due to a $13.2 million decrease in proceeds from loan payoffs and by a $3.3 million reduction in loan originations.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $173.1 million, an increase of $178.0 million from $4.9 million of cash used in financing activities for the same period in 2010. The increase was primarily due to the receipt of net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses in connection with our recently completed initial public offering.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2011 (in thousands):

Contractual Obligations

		Due in Less	Due	Due	More than
	Total	than 1 Year	1-3 Years	3-5 Years	5 Years

Credit facilities(1)	$53,759	$38,290	$15,469	$—	$—
Expected interest payments(2)	15,122	12,824	2,298	—	—
Operating leases	545	425	120	—	—
Estimated tax payments for uncertain tax positions	6,295	—	6,295	—	—

Total	$75,721	$51,539	$24,182	$—	$—

(1)	Credit facilities include principal outstanding related to facilities that were used to fund life finance loans.

(2)	Expected interest payments are calculated based on outstanding balances of our credit facilities as of March 31, 2011 and assumes repayment of principal and interest at the maturity date of the related life finance loan, which may be prior to the final maturity of the credit facility.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk.

Credit Risk

In our life finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the fair value of the policy and, to a lesser extent, the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding life finance loans for policies issued by companies that have a credit rating of at least “A+” by Standard & Poor’s, at least “A3” by Moody’s, at least “A” by A.M. Best Company or at least “A+” by Fitch. At March 31, 2011 99.2% of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “AAA” to “BBB-”) by Standard & Poor’s.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	March 31,
	2011	2010

Percentage of total number of loans outstanding with lender protection insurance	82.3%	93.5%
Percentage of total loans receivable, net balance covered by lender protection insurance	79.6%	82.1%

For the loans that had lender protection insurance and that matured during the three months ended March 31, 2011 and the year ended December 31, 2010, the lender protection insurance claims paid to us were 96.1% and 95.5%, respectively, of the carrying value of the insured loans.

Our premium finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of outstanding loan balance as of March 31, 2011:

	Percentage of	Percentage of
	Total Outstanding	Total Death	Moody’s	S&P
Carrier	Loan Balance	Benefit	Rating	Rating

Lincoln National Life Insurance Company	23.1%	22.2%	A2	AA−
ReliaStar Life Insurance Company	11.0%	12.4%	A2	A+
AXA Equitable Life Insurance Company	10.1%	12.6%	Aa3	AA
Principal Life Insurance Company	10.0%	11.8%	Aa3	A+

As of March 31, 2011, our lender protection insurer, Lexington, had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

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

Interest Rate Risk

In our life finance segment, most of our credit facilities provide us with fixed-rate financing. Therefore, fluctuations in interest rates currently have minimal impact, if any, on our interest expense under these facilities. However, increases in interest rates may impact the rates at which we are able to obtain financing in the future.

We earn revenue from interest charged on loans, loan origination fees and fees from referring agents. We receive interest income that accrues over the life of the life finance loan and is due at maturity. Substantially all of the interest rates we charge on our premium finance loans are floating rates that are calculated at the one-month

LIBOR rate plus an applicable margin. In addition, our premium finance loans have a floor interest rate and are capped at 16.0% per annum. For loans with floating rates, each month the interest rate is recalculated to equal one-month LIBOR plus the applicable margin, and then, if necessary, adjusted so as to remain at or above the stated floor rate and at or below the capped rate of 16.0% per annum. While the floor and cap interest rates mitigate our exposure to changes in interest rates, our interest income may nonetheless be impacted by changes in interest rates. Origination fees are fixed and are therefore not subject to changes based on movements in interest rates, although we do charge interest on origination fees.

As of March 31, 2011, we owned investments in life settlements (life insurance policies) in the amount of $33.1 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements (life insurance policies), including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements (life insurance policies) due to normal changes in interest rates as a material risk.

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

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There was no significant change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

We are party to various legal proceedings which arise in the ordinary course of business. While we cannot predict with certainty the outcome of these proceedings, we believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no significant changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2011, the Company’s registration statement on Form S-1 (File No. 333-168785) was declared effective for the Company’s initial public offering. In the initial public offering, on February 7, 2011, the Company sold 16,666,667 shares of common stock and pursuant to the underwriters’ over-allotment, on February 15, 2011, the Company sold 935,947 shares of common stock, at a public offering price of $10.75 per share. We received net proceeds of approximately $174.2 million after deducting underwriting discounts and commissions and our offering expenses.

Through March 31, 2011, we used approximately $15.0 million of the net proceeds in our life financing lending activities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.	Exhibits

See the Exhibit Index following the Signatures page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr. Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer (Principal Financial Officer)

/s/ Jerome A. Parsley Jerome A. Parsley	Director of Finance and Accounting (Principal Accounting Officer)

Date: May 12, 2011

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.