Form 10-Q
period 2011-06-30
Imperial Holdings, Inc.
filed 2011-08-11
CIK 1494448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 5, 2011, the Registrant had 21,202,614 common voting shares outstanding, with a par value of $0.01 per share.

IMPERIAL HOLDINGS, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31.
	2011	2010
	(In thousands except share data)

ASSETS
Assets
Cash and cash equivalents	$18,667	$14,224
Restricted cash	691	691
Certificate of deposit — restricted	885	880
Investment securities available for sale, at estimated fair value	112,756	—
Agency fees receivable, net of allowance for doubtful accounts	266	561
Deferred costs, net	4,447	10,706
Prepaid expenses and other assets	2,304	1,868
Deposits on purchases of life settlements (life insurance policies)	4,048	—
Deposits — other	643	692
Interest receivable on investment securities available for sale	714	—
Interest receivable on loans, net	8,158	13,140
Loans receivable, net	58,135	90,026
Structured settlement receivables, net	4,144	2,536
Investment in life settlements, at estimated fair value	74,678	17,138
Fixed assets, net	737	876
Investments in affiliates	896	79

Total assets	$292,169	$153,417

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,667	$3,425
Accrued expenses — related parties	—	71
Payable for purchase of structured settlements	—	224
Other liabilities	2,908	7,913
Lender protection insurance claims received in advance	1,060	31,154
Interest payable	10,292	13,765
Interest payable — related parties	—	55
Notes payable and debenture payable , net of discount	37,345	89,207
Notes payable — related parties	—	2,402
Income taxes payable	6,295	—
Deferred tax liability	9,201	—

Total liabilities	70,768	148,216
Member units — preferred (zero and 500,000 authorized in the aggregate as of June 30, 2011 and December 31, 2010, respectively)
Member units — Series A preferred (zero and 90,796 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	—	4,035
Member units — Series B preferred (zero and 25,000 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	—	2,500
Member units — Series C preferred (zero and 70,000 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	—	7,000
Member units — Series D preferred (zero and 7,000 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	—	700
Member units — Series E preferred (zero and 73,000 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	—	7,300
Member units — common (zero and 500,000 authorized; zero and 337,500 outstanding as of June 30, 2011 and December 31, 2010, respectively)		11,462
Common stock (80,000,000 and zero authorized; 21,202,614 and zero issued outstanding as of June 30, 2011 and December 31, 2010, respectively)	212	—
Additional paid-in-capital	236,914
Accumulated other comprehensive income	36
Accumulated deficit	(15,761)	(27,796)

Total stockholders’/members’ equity	221,401	5,201

Total liabilities and stockholders’/members’ equity	$292,169	$153,417

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)

Agency fee income	1,569	2,439	$5,627	$7,717
Interest income	2,722	5,958	4,742	11,541
Origination fee income	1,824	5,592	4,105	12,891
Realized gain on sale of structured settlements	2,049	3,263	3,217	3,263
Realized gain on sale of life settlements	5	474	5	474
Gain on forgiveness of debt	2,139	2,768	4,682	4,533
Unrealized change in fair value of life settlements	17,687	1	28,885	(201)
Unrealized change in fair value of structured settlements	375	—	1,217	—
Servicing fee income	567	—	1,071	—
Other income	274	130	520	153

Total income	29,211	20,625	54,071	40,371
Interest expense	2,542	6,061	5,481	13,043
Interest expense — related parties	—	2,365	290	4,352
Provision for losses on loans receivable	21	(257)	129	3,019
Loss on loan payoffs and settlements, net	1,095	1,844	3,666	3,313
Amortization of deferred costs	1,597	5,786	3,504	11,633
Selling, general and administrative expenses	10,168	6,700	19,701	14,159
Selling, general and administrative — related parties	—	221	86	434

Total expenses	15,423	22,720	32,857	49,953

Income (loss) before income taxes	13,788	(2,095)	21,214	(9,582)
Provision for income taxes	1,183	—	9,179	—

Net income (loss)	12,605	(2,095)	$12,035	$(9,582)

Earnings (loss) per share:
Basic	$0.59	$(0.58)	$0.69	$(2.66)

Diluted	$0.59	$(0.58)	$0.69	$(2.66)

Weighted average shares outstanding:
Basic	21,202,614	3,600,000	17,373,589	3,600,000

Diluted	21,206,121	3,600,000	17,377,096	3,600,000

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2011 and 2010

	Member Units -		Member Units -		Member Units -		Member Units -		Member Units -		Member Units -
	Common		Preferred A		Preferred B		Preferred C		Preferred D		Preferred E		Common Stock		Additional	Retained Earnings	Accumulated Other
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Total
	(In thousands, except share data)

Balance, December 31, 2009	450,000	$19,924	90,796	$4,035	50,000	$5,000	—	$—	—	$—	—	$—	—	$—	$—	$(12,099)	$—	$16,860

Member contributions	—	—	—	—	—	—	70,000	7,000	7,000	700	—	—	—	—	—	—	—	7,700

Subscription receivable		—	—	—	—	—	—	—	—	(700)	—	—	—	—	—	—	—	(700)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,582)	—	(9,582)

Balance, June 30, 2010	450,000	$19,924	90,796	$4,035	50,000	$5,000	70,000	$7,000	7,000	$—	—	$—	—	$—	$—	$(21,681)	$—	$14,278

Balance, December 31, 2010	337,500	$11,462	90,796	$4,035	25,000	$2,500	70,000	$7,000	7,000	$700	73,000	$7,300	—	$—	$—	$(27,796)	—	$5,201

Conversion of Impex debt and membership units into common shares	(337,500)	(11,462)	(90,796)	(4,035)	(25,000)	(2,500)	(70,000)	(7,000)	(7,000)	(700)	(73,000)	(7,300)	2,300,273	23	38,132	—	—	5,158

Conversion of Skarbonka debt into common shares, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	1,272,727	13	23,693	—	—	23,706

Phantom shares converted into common shares	—	—	—	—	—	—	—	—	—	—	—	—	27,000	—	290	—	—	290

Issuance of common stock pursuant to IPO, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	17,602,614	176	174,057	—	—	174,233

Stock-based compensation post IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	—	742	—	—	742

Unrealized gains on investment securities avaialable for sale, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36	36

Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,035	—	12,035

Balance, June 30, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	21,202,614	$212	$236,914	$(15,761)	$36	$221,401

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010
	(In thousands)

Cash flows from operating activities
Net income (loss)	$12,035	$(9,582)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	300	388
Amortization of premiums and accretion of discounts on available for sale securities	323
Provision for doubtful accounts	112	63
Provision for losses on loans receivable	129	3,019
Stock-based compensation	1,032	—
Loss on loan payoffs and settlements, net	3,666	3,313
Origination fee income	(4,105)	(12,891)
Unrealized change in fair value of life settlements	(28,885)	201
Unrealized change in fair value of structured settlements	(1,217)	—
Gain on forgiveness of debt	(4,682)	(4,533)
Interest income on loans	(4,742)	(11,541)
Amortization of deferred costs	3,504	11,633
Accretion of discount on debenture payable	233	—
Change in assets and liabilities:
Deposits — other	49	82
Restricted cash	—	(582)
Agency fees receivable	184	931
Structured settlement receivables	8	(651)
Prepaid expenses and other assets	(2,190)	(819)
Accounts payable and accrued expenses	(5,740)	523
Income tax liability	9,179	—
Interest payable	(2,079)	3,421

Net cash (used in) operating activities	(22,886)	(17,025)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(160)	(115)
Investment in life settlement fund	—	(727)
Purchase of investment securities available for sale	(113,021)	—
Premiums paid on investments in life settlements	(2,950)	(264)
Deposits on purchases of life settlements (life insurance policies)	(4,048)	—
Purchases of investments in life settlements	(24,289)	—
Proceeds from sale of investments in life settlements	—	1,395
Proceeds from loan payoffs	26,181	45,620
Originations of loans receivable	(15,911)	(15,342)

Net cash (used in) provided by investing activities	(134,198)	30,567

Cash flows from financing activities
Member contributions	—	7,000
Proceeds from initial public offering, net of offering expenses	174,233	—
Payment of financing fees	2,755	(4,502)
Repayment of borrowings under credit facilities	(18,335)	(39,317)
Repayment of borrowings from affiliates	—	(23,845)
Borrowings under credit facilities	229	32,076
Borrowings from affiliates	2,645	9,285

Net cash provided by (used in) financing activities	161,527	(19,303)

Net increase (decrease) in cash and cash equivalents	4,443	(5,761)
Cash and cash equivalents, at beginning of the period	14,224	15,891

Cash and cash equivalents, at end of the period	$18,667	$10,130

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$7,543	$13,159

Supplemental disclosures of non-cash financing activities:
Subscription to purchase Member units — Series D preferred	$—	$700

Conversion of debt to common stock	$35,158	$—

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011

(1)	Description of Business

Imperial Holdings, Inc. (“Imperial,” “Company,” “we,” or “us”), a Florida corporation, is a specialty finance company with a focus on providing premium financing for individual life insurance policies and purchasing life settlements and structured settlements. The Company manages these operations through two business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue/income from interest charged on loans, loan origination fees, agency fees from referring agents and unrealized changes in the fair value of life settlements the Company acquires. In the structured settlement business, the Company purchases structured settlements at a discounted rate and sells such assets to third parties.

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

Life Finance

In the life finance segment, the Company provides premium financing for individual life insurance policies and also purchases life insurance policies in the life settlement and secondary markets. A premium finance transaction is a transaction in which a life insurance policyholder obtains a loan, predominately through an irrevocable life insurance trust established by the insured, to pay insurance premiums for a fixed period of time. The Company’s typical premium finance loan is approximately two years in duration and is collateralized by the underlying life insurance policy. On each premium finance loan, the Company charges a loan origination fee and charges interest on the loan and charges the referring agent an agency fee. In addition, the Company earns income on the unrealized changes in fair value of life insurance policies it acquires.

Structured Settlements

Washington Square Financial, LLC, a wholly owned subsidiary of the Company, purchases structured settlements from individuals. Structured settlements refer to a contract between a plaintiff and defendant, whereby the plaintiff agrees to settle a lawsuit (usually a personal injury, product liability or medical malpractice claim) in exchange for periodic payments over time. A defendant’s payment obligation with respect to a structured settlement is usually assumed by a casualty insurance company. This payment obligation is then satisfied by the casualty insurer through the purchase of an annuity from a highly rated life insurance company, thereby providing a high credit quality stream of payments to the plaintiff.

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

(2)	Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Imperial Holdings, Inc. and all of its wholly owned subsidiaries and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”) and Contingent Settlements I, LLC (“CSI”), both unconsolidated special purpose entities (see Note 13). Also included in the consolidated and combined financial statements is

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Imperial Life Financing, LLC which is owned by two shareholders of the Company and is combined with the Company for reporting purposes. All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated and combined financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Investment Securities Available for Sale

Investment securities available for sale are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of investment securities available for sale are recognized on the specific identification basis.

Management evaluates securities for other than temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the Company’s intent to hold the security until maturity or for a period of time sufficient for a recovery in value, whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the length of time and extent to which fair value has been less than amortized cost, the historical and implied volatility of the fair value of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency and recoveries or additional declines in fair value subsequent to the balance sheet date.

Use of Estimates

The preparation of these consolidated and combined financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include the loan impairment valuation, allowance for doubtful accounts, income taxes, valuation of securities available for sale, valuation of structured settlements and the valuation of investments in life settlements.

Change in Accounting Estimate

The Company has elected to account for the life settlement policies it acquired using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions (see Note 14). During the first quarter of 2011, the Company made revisions to the application of its valuation technique and assumptions used to measure fair value of the life settlement policies it acquired. The Company accounted for this change in accounting estimate prospectively in accordance with ASC 250-10-45-17 Change in Accounting Estimate, resulting in recognition of a pretax gain of $3.0 million in the accompanying consolidated and combined statement of income for the six months ended June 30, 2011.

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

Reclassifications

Certain reclassifications have been made to the previously issued amounts to conform their treatment to the current presentation.

(3)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

(4)	Comprehensive Income

The following represents comprehensive income (loss) before tax and net of tax for the three and six months ended June 30, 2011 and June 30, 2010.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Unrealized gain (loss) on securities available for sale	$59	$—	$59	$—
Tax effect	(22)	—	(22)	—

Net of Tax	37	—	37	—
Net income (loss) as reported	12,605	(2,095)	12,035	(9,582)

Total comprehensive income (loss)	$12,642	$(2,095)	$12,072	$(9,582)

(5)	Earnings Per Share

As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2010 to determine earnings per share for the three months and six months ended June 30, 2011 and 2010.

As of June 30, 2011, there were 21,202,614 issued and outstanding shares.

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

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following tables reconcile actual basic and diluted earnings per share for the three months and six months ended June, 2011 and 2010.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)

Basic earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$12,605	$(2,095)	$12,035	$(9,582)

Denominator:
Weighted average common shares outstanding	21,202,614	3,600,000	17,373,589	3,600,000

Basic earnings (loss) per share	$0.59	$(0.58)	$0.69	$(2.66)

Diluted earnings per share:
Numerator:
Net income (loss) available to common stockholders	$12,605	$(2,095)	$12,035	$(9,582)

Denominator:
Weighted average common shares outstanding	21,202,614	3,600,000	17,373,589	3,600,000
Add: Restricted stock	3,507	—	3,507	—

Diluted weighted average shares outstanding	21,206,121	3,600,000	17,377,096	3,600,000

Diluted earnings (loss) per share(1)	$0.59	$(0.58)	$0.69	$(2.66)

(1)	The computation of diluted EPS did not include 665,956 options and 4,240,521 warrants for the three months and six months ended June 30, 2011, as the effect of their inclusion would have been anti-dilutive.

Pro Forma Earnings Per Share

The pro forma earnings per share for the three months and six months ended June 30, 2010, gives effect to (i) the consummation of the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units (including all accrued but unpaid dividends thereon) and all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of our common stock; (ii) the issuance of 27,000 shares of common stock to two of our employees pursuant to the terms of each of their respective phantom stock agreements; and (iii) the issuance and conversion of a $30.0 million debenture into 1,272,727 shares of our common stock as if these events had been completed by January 2010.

Unaudited pro forma net income attributable to common stockholders per share is computed using the weighted-average number of common shares outstanding, including the pro forma effect of (i) to (iii) above, as if such conversion occurred at January 1, 2010. The pro forma net income/ (loss) reflects a reduction of interest expense of $0 and $178,000, net of tax for the three months and six months ended June 30, 2011, respectively, and $902,000 and $1.9 million for the three months and six months ended June 30, 2010, respectively, due to the conversion of a promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our recently completed initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

$30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our recent offering.

The following tables reconcile pro forma basic and diluted earnings per share for the three months and six months ended June 30, 2011 and 2010.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)

Basic earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders(1)	$12,605	$(1,193)	$12,213	$(7,684)

Denominator:
Weighted average common shares outstanding	21,202,614	3,600,000	17,373,589	3,600,000

Basic earnings (loss) per share	$0.59	$(0.33)	$0.70	$(2.13)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$12,605	$(1,193)	$12,213	$(7,684)

Denominator:
Weighted average common shares outstanding	21,202,614	3,600,000	17,373,589	3,600,000
Add: Restricted stock	3,507	—	3,507	—

Diluted weighted average shares outstanding	21,206,121	3,600,000	17,377,096	3,600,000

Diluted earnings (loss) per share(2)	$0.59	$(0.33)	$0.70	$(2.13)

(1)	Reflects a reduction of interest expense of $0 and $178,000, net of tax for the three months and six months ended June 30, 2011, respectively, and $902,000 and $1.9 million for the three months and six months ended June 30, 2010, respectively, due to the conversion of our promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our recently completed initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our recently completed initial public offering.

(2)	The computation of diluted EPS did not include 665,956 options and 4,240,521 warrants for the three months and six months ended June 30, 2011, as the effect of their inclusion would have been anti-dilutive.

(3)	For the pro forma period for the three months and six months ended June 30, 2011 and 2010, the results of the Company being treated for the pro forma presentation as a “C” corporation resulted in no impact to the consolidated and combined balance sheet or statement of operations. The primary reasons for this are that the losses produce no current benefit and any net operating losses generated and other deferred assets (net of liabilities) at that time would have been fully reserved due to historical operating losses. The Company, therefore, has not recorded any pro forma tax provision.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(6)	Deposits on Purchases of Life Settlements

Deposits on purchases of life settlements is comprised of $4.0 million the Company paid to purchase seven life insurance policies pursuant to life settlement contracts entered into during the three months ended June 30, 2011. In accordance with certain state laws, the contracts contain specified rescission periods which expire in July 2011. Upon expiration of the individual rescission periods, the Company will reclassify the amount paid to acquire the policies to investments in life settlements and will record the policies at their estimated fair value in the consolidated and combined balance sheet in accordance with ASC 860 Transfers and Servicing.

(7)	Deferred Costs

On February 11, 2011, the Company closed its initial public offering (IPO) of 16,666,667 shares of common stock at an offering price of $10.75 per share and received net proceeds of $174.2 million (see Note 19). Costs directly associated with the Company’s IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. Once the IPO was closed, these costs were recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in-capital. Deferred offering costs were approximately $0 and $2.8 million as of June 30, 2011, and December 31, 2010, respectively.

During 2010 and 2009, the Company paid lender protection insurance premiums which were being capitalized and are being amortized over the life of the loans using the effective interest method. The balance of costs related to lender protection insurance premium included in deferred costs in the accompanying balance sheet at June 30, 2011 and December 31, 2010 was approximately $3.1 million and $5.9 million, respectively. The state surplus taxes on the lender protection insurance premiums are 3.6% to 4.0% of the premiums paid. These costs were also capitalized and amortized over the life of the loans using the effective interest method. The balance of costs related to state surplus taxes included in deferred costs in the accompanying balance sheets at June 30, 2011 and December 31, 2010 was approximately $581,000 and $699,000, respectively.

During 2010 and 2009, the Company paid loan closing fees related to the closing of certain financing agreements. These costs were being capitalized and amortized over the life of the credit facilities using the effective interest method. The balance of costs related to securing credit facilities included in deferred costs in the accompanying balance sheet at June 30, 2011 and December 31, 2010 was approximately $806,000 and $1.4 million, respectively.

(8)	Investment Securities Available for Sale

The amortized cost and estimated fair values of securities available for sale at June 30, 2011 are as follows (in thousands):

	June 30, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
Description of Securities	Cost	Gains	Losses	Fair Value

Corporate bonds	$57,390	$57	$(26)	$57,421
Government bonds	42,896	52	(28)	42,920
Other bonds	2,414	2	—	2,416
U.S. Treasuries	9,997	2	—	9,999

Total available for sale securities	$112,697	$113	$(54)	$112,756

The scheduled maturities of securities (in thousands) at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	June 30, 2011
	Amortized Cost	Estimated Fair Value

Due in one year or less	$42,084	$42,086
Due after one year but less than five years	58,505	58,584
Due after five years but less than ten years	12,108	12,086

Total available for sale securities	$112,697	$112,756

Information pertaining to securities with gross unrealized losses (in thousands) at June 30, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate bonds	26,419	(26)	—	—	26,419	(26)
Government bonds	13,944	(28)	—	—	13,944	(28)

Total available for sale securities	$40,363	$(54)	$—	$—	$40,363	$(54)

Proceeds from sale of investment securities available for sale during the three months and six months ended June 30, 2011 amounted to approximately $659,000, resulting in gross realized losses of approximately $2,000.

The Company monitors its investment securities available for sale for other-than-temporary impairment, or OTTI, on an individual security basis considering numerous factors including the Company’s intent to sell securities in an unrealized loss position, the likelihood that the Company will be required to sell these securities before an anticipated recovery in value, the length of time and extent to which fair value has been less than amortized cost, the historical and implied volatility of the fair value of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency and recoveries or additional declines in fair value subsequent to the balance sheet date. The relative significance of each of these factors varies depending on the circumstances related to each security.

None of the securities in unrealized loss positions at June 30, 2011 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity. At June 30, 2011, 39 securities were in unrealized loss positions. The amount of unrealized losses related to all of these securities was considered insignificant, totaling approximately $54,000. None of these securities were in a continuous unrealized loss position for 12 months or longer. No further analysis with respect to these securities was considered necessary.

(9)	Loans Receivable

A summary of loans receivables at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010

Loan principal balance	$51,092	$76,939
Loan origination fees, net	12,244	20,263
Loan impairment valuation	(5,201)	(7,176)

Loans receivable, net	$58,135	$90,026

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

An analysis of the changes in loans receivable principal balance during the three months and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Loan principal balance, beginning	$63,807	$167,418	$76,939	$167,692
Loan originations	4,147	4,896	15,836	15,457
Subsequent year premiums paid, net of reimbursement	43	376	292	5,177
Loan write-offs	—	(1,342)	(2,288)	(2,564)
Loan payoffs	(16,469)	(21,222)	(39,058)	(35,636)
Loans transferred to investments in life settlements	(436)	—	(629)	—

Loan principal balance, ending	$51,092	$150,126	$51,092	$150,126

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

An analysis of the loan impairment valuation for the three months ended June 30, 2011 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total

Balance at beginning of period	$6,268	$1,280	$7,548
Provision for loan losses	(11)	32	21
Charge-offs	(1,056)	(123)	(1,179)

Balance at end of period	$5,201	$1,189	$6,390

An analysis of the loan impairment valuation for the three months ended June 30, 2010 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total

Balance at beginning of period	12,646	2,087	14,733
Provision for loan losses	(809)	552	(257)
Charge-offs	(745)	(336)	(1,081)
Recoveries	1,342	—	1,342

Balance at end of period	$12,434	$2,303	$14,737

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

An analysis of the loan impairment valuation for the six months ended June 30, 2011 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total

Balance at beginning of period	$7,176	$1,340	$8,516
Provision for loan losses	73	56	129
Charge-offs	(2,048)	(207)	(2,255)

Balance at end of period	$5,201	$1,189	$6,390

An analysis of the loan impairment valuation for the six months ended June 30, 2010 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total

Balance at beginning of period	$11,599	$1,789	$13,388
Provision for loan losses	1,907	1,112	3,019
Charge-offs	(2,414)	(598)	(3,012)
Recoveries	1,342	—	1,342

Balance at end of period	$12,434	$2,303	$14,737

An analysis of the loan impairment valuation and recorded investment in loans (which includes principal, accrued interest and accreted origination fees, net of impairment) by loan type for the six months ended June 30, 2011is as follows (in thousands):

	Uninsured	Insured
	Loans	Loans	Total

Loan impairment valuation
Balance at beginning of period	$1,056	$7,460	$8,516
Provision for loan losses	88	41	129
Charge-offs	(856)	(1,399)	(2,255)

Ending balance	$288	$6,102	$6,390

Ending balance: individually evaluated for impairment	$288	$6,102	$6,390

All loans were individually evaluated for impairment as of June 30, 2011. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

An analysis of the loan impairment valuation and recorded investment in loans (which includes principal, accrued interest and accreted origination fees, net of impairment) by loan type for the year ended December 31, 2010 is as follows (in thousands):

	Uninsured	Insured
	Loans	Loans	Total

Loan impairment valuation
Balance at beginning of period	$1,983	$9,616	$11,599
Provision for loan losses	—	2,276	2,276
Charge-offs	(2,601)	(5,604)	(8,205)
Recoveries	1,506	—	1,506

Ending balance	$888	$6,288	$7,176

Ending balance: individually evaluated for impairment	$888	$6,288	$7,176

All loans were individually evaluated for impairment as of December 31, 2010. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality.

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at June 30, 2011 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
	Unpaid		Unpaid
	Principal		Principal
S&P Designation	Balance	Percent	Balance	Percent

AAA	$694	4.15%	$571	1.66%
AA+	—	0.00%	870	2.53%
AA	—	0.00%	—	0.00%
AA-	9,427	56.37%	16,472	47.93%
A+	2,933	17.54%	3,995	11.62%
A1	—	0.00%	—	0.00%
A	3,669	21.94%	12,461	36.26%
BB-	—	0.00%	—	0.00%

Total	$16,723	100%	$34,369	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of June 30, 2011, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at December 31, 2010 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
	Unpaid		Unpaid
	Principal		Principal
S&P Designation	Balance	Percent	Balance	Percent

AAA	$—	0.00%	$571	0.79%
AA+	—	0.00%	1,066	1.48%
AA	—	0.00%	278	0.39%
AA-	2,720	53.80%	40,847	56.83%
A+	2,336	46.20%	9,978	13.88%
A1	—	0.00%	2,235	3.11%
A	—	0.00%	16,443	22.88%
BB-	—	0.00%	464	0.64%

Total	$5,056	100%	$71,882	100%

(2)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of December 31, 2010, Lexington had a financial strength rating of “A+” by Standard & Poor’s.

A summary of our investment in impaired loans at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010

Loan receivable, net	$23,880	$34,519
Interest receivable, net	3,505	4,480

Investment in impaired loans	$27,385	$38,999

An analysis of impaired loans with and without a related allowance at June 30, 2011 is presented in the following table by loan type (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	4,718	4,502	288	4,047	191
Insured Loans	22,667	18,229	6,102	29,145	4,504

Total Impaired Loans	$27,385	$22,731	$6,390	$33,192	$4,695

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

An analysis of impaired loans with and without a related allowance at December 31, 2010 is presented in the following table by loan type (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	3,376	3,184	888	5,367	644
Insured Loans	35,623	29,188	6,289	41,461	5,002

Total Impaired Loans	$38,999	$32,372	$7,177	$46,828	$5,646

The amount of the investment in impaired loans that had an allowance as of June 30, 2011 and December 31, 2010 was $27.4 million and $39.0 million, respectively. The amount of the investment in impaired loans that did not have an allowance was $0 as of June 30, 2011 and December 31, 2010. The average aggregate investment in impaired loans during the periods ended June 30, 2011 and 2010 was approximately $33.2 million and $67.6 million, respectively. The interest recognized on the impaired loans was approximately $285,000 and $1.9 million for the three months ended June 30, 2011 and 2010, respectively and approximately $1.0 million and $3.8 million for the six months ended June 30, 2011 and 2010, respectively.

An analysis of the unpaid principal balance of past due loans at June 30, 2011 is presented in the following table by loan type (in thousands):

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total
	Past Due	Past Due	Past Due	Past Due

Uninsured Loans	$—	$—	$598	$598
Insured Loans	3,023	405	534	3,962

Total	$3,023	$405	$1,132	$4,560

As of June 30, 2011, the loan portfolio generally consisted of loans with original maturities of 2 to 4 years with 12% average interest rate among all variable rate loans.

An analysis of the unpaid principal balance of past due loans at December 31, 2010 is presented in the following table by loan type (in thousands):

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total
	Past Due	Past Due	Past Due	Past Due

Uninsured Loans	$39	$—	$816	$855
Insured Loans	3,034	102	—	3,136

Total	$3,073	$102	$816	$3,991

As of December 31, 2010, the loan portfolio consisted of loans with original maturities of 2 to 4 years with both fixed (8.8% average interest rate among all fixed rate loans, compounded monthly) and variable (11.3% average interest rate among all variable rate loans) interest rates.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(10)	Origination Fees

A summary of the balance of origination fees that is included in loans receivable in the consolidated and balance sheet as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010

Loan origination fees gross	$18,582	$30,183
Un-accreted origination fees	(6,587)	(10,189)
Amortized loan originations costs	249	269

	$12,244	$20,263

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

(11)	Agency Fees Receivable

Agency fees receivable are agency fees due from insurance agents related to premium finance loans. The balance of agency fees receivable at June 30, 2011 and December 31, 2010 were approximately $266,000 and $561,000 respectively, net of a reserve of approximately $289,000 and $205,000, respectively. The Company recorded bad debt expense of approximately $37,000 and $8,000 during the three months ended June 30, 2011 and 2010, respectively and $112,000 and $63,000 during the six months ended June 30, 2011 and 2010, respectively, which is included in selling, general, and administrative expenses on the consolidated and combined statement of operations.

An analysis of the changes in the allowance for doubtful accounts for past due agency fees for the three months and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$279	$175	$204	$120
Bad debt expense	37	8	112	63
Write-offs	(27)	—	(27)	—

Balance at end of period	$289	$183	$289	$183

(12)	Stock-Based Compensation

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The Company recognized approximately $502,000 and $727,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months and six months ended June 30, 2011, respectively. The Company incurred additional stock-based compensation expense of approximately $290,000 related to the conversion of two phantom stock agreements it had with two employees into

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

27,000 shares of common stock in connection with its corporate conversion in the first quarter of 2011 and approximately $10,000 and $15,000 in stock-based compensation relating to restricted stock granted to its board of directors during the three months and six months ended June 30, 2011, respectively. Prior to our initial public offering, the Company had no equity compensation plan.

Options

As of June 30, 2011, options to purchase 643,967 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $10.75 per share. All of the outstanding options expire seven years after the date of grant and were granted with a strike price at $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years.

The Company has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

Six Months Ended
June 30, 2011

Expected Volatility	54.18% — 54.23%
Expected Dividend	0%
Expected Term in Years	4.5
Risk Free Rate	2.16% — 2.29%

There were no options granted in the three months ended June 30, 2011.

The Company commenced its initial public offering of common stock in February 2011. Accordingly, there was no public market for the Company’s common stock prior to this date. Therefore, the Company identified comparable public entities and used the average volatility of those entities to reasonably estimate its expected volatility. The Company does not expect to pay dividends on its common stock for the foreseeable future. Expected term is the period of time over which the options granted are expected to remain outstanding and is based on the simplified method as outlined in the SEC Staff Accounting Bulletin 110. The Company will continue to estimate expected lives based on the simplified method until reliable historical data becomes available. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table presents the activity of the Company’s outstanding stock options of common stock for the six-month period ended June 30, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Price	Contractual	Intrinsic
Common Stock Options	Shares	per Share	Term	Value

Options outstanding, December 31, 2010	—	—	—
Options granted	665,956	$10.75	6.62	$—
Options exercised	—	—	—
Options forfeited	(21,989)	—	—
Options expired	—	—	—

Options outstanding, June 30, 2011	643,967	$10.75	6.62	$—

Exercisable at June 30, 2011	27,500	$10.75	6.61	$—
Unvested at June 30, 2011	616,467	$10.75	6.62	$—

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2011, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

The following table presents the values of option grants and exercises for the six-month period ended June 30, 2011:

Six Months Ended
June 30, 2011

Grant date weighted average fair value per share of options granted during the period	$4.98
Total intrinsic value of options exercised	$—
Cash received from options exercised	$—
Actual tax benefit to be realized from option exercises	$—

There were no options granted during the three months ended June 30, 2011.

Restricted Stock

As of June 30, 2011, 3,507 shares of restricted stock was granted to our directors under the Omnibus Plan subject to a one year vesting schedule commencing on the date of grant. The fair value of the unvested restricted stock was valued at $38,016 based on the closing price of the Company’s shares on the grant date.

The following table presents the activity of the Company’s unvested restricted common shares for the six-month period ended June 30, 2011:

Number of
Common Unvested Shares	Shares

Outstanding December 31, 2010	—
Granted	3,507
Vested	—
Forfeited	—

Outstanding June 30, 2011	3,507

The aggregate intrinsic value for these awards is $35,631 and the remaining weighted average life of these awards is 0.61 years as of June 30, 2011. There were no restricted stock awards granted during the three months ended June 30, 2011.

(13)	Structured Settlements

The balances of the Company’s structured settlements are as follows (in thousands):

	June 30,	December 31,
	2011	2010

Structured settlements — at cost	$1,666	$1,090
Structured settlements — at fair value	2,478	1,446

Structured settlements receivable, net	$4,144	$2,536

All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. During the six months ended June 30, 2011, the Company reacquired certain structured settlements that were originally acquired prior to July 1, 2010 and the Company continued to carry these structured settlements at cost upon reacquisition.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

$40 million Class A Note

On April 12, 2011, Washington Square Financial, LLC (“WSF”), a wholly-owned subsidiary of Imperial entered into a purchase agreement to sell up to $40 million of structured settlement receivables to Contingent Settlements I, LLC (“CSI”), a wholly-owned special purpose entity of WSF. Pursuant to a trust agreement, dated April 12, 2011, by and among Contingent Settlements I, LLC and Wilmington Trust Company, as trustee, Contingent Settlements I, LLC will sell the life-contingent structured settlement receivables sold to it under the purchase agreement into a statutory trust (the “Trust”) that will issue a Class A Note and a residual interest certificate to an affiliate of Beacon Trust Company (the “Noteholder”) and Contingent Settlements I, LLC, respectively. The Noteholder has agreed, subject to certain customary funding conditions, to advance up to $40 million under its Class A Note, which will entitle the Noteholder to, among other things, the first 17 years of payments under the life-contingent structured settlement receivables, from the date such receivables are sold into the trust. Each of Contingent Settlements I, LLC and the Noteholder has committed to purchase the receivables and make advances under the Class A Note, respectively, for one year absent the occurrence of certain events of default. The receivables to be purchased under the purchase agreement and sold into the Trust are subject to customary eligibility criteria and certain concentration limits.

In addition to the Class A Note, a residual interest certificate is issued at each advance. The residual interest certificate is collateralized by the over 17 years of payments under the life-contingent structured settlement receivables, from the date such receivables are sold into the trust. The total collateral as of June 30, 2011 was approximately $196,000 and is included in investment in affiliate in the accompanying consolidated and combined balance sheet.

As of June 30, 2011 and December 31, 2010, the balance of the notes outstanding on the special purpose financing entity’s books was $4.0 million and $0.0 million, respectively. During the three months ended June 30, 2011, the Company sold 58 life-contingent structured settlements under this facility generating income of $607,000, which was recorded as an unrealized change in fair value of structured settlements in the first quarter of 2011. During the second quarter of 2011, the Company originated and sold 87 life-contingent structured settlements under this facility generating income of approximately $813,000 which was recorded as a gain on sale of structured settlements during the three months ended June 30, 2011. The Company also recorded income of approximately $176,000 in the second quarter of 2011 that was recorded as unrealized change in fair value on structured settlements that are intended for sale to Contingent Settlements I, LLC. When the transfer of the receivables occurs, the Company records the transaction as a sale and derecognizes the asset from its balance sheet.

8.39% Fixed Rate Asset Backed Variable Funding Notes

ISF 2010 was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide ISF 2010 liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder has committed to advance ISF 2010 up to $50 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of June 30, 2011 and December 31, 2010, the balance of the notes outstanding on the special purpose financing entity’s books was $15.2 million and $1.7 million, respectively.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of June 30, 2011 and December 31, 2010 were approximately $681,000 and $78,000 and are included in investment in affiliate in the accompanying consolidated balance sheet.

During the six months ended June 30, 2011, the Company sold 23 guaranteed structured settlements, 12 of which were originated in 2010, generating income of approximately of $129,000 which was recorded as an unrealized change in fair value of structured settlements in 2010 and 11 of which were sold during the three months ended June 30, 2011, generating income of $96,000 which was recorded as an unrealized change in fair value of structured settlements in the first quarter of 2011. The Company also realized income of approximately $199,000 in the second quarter of 2011 that was recorded as a change in fair value on structured settlements that are intended for sale to ISF 2010.

The Company originated and sold 112 and 190 guaranteed structured settlement transactions during the three months and six months ended June 30, 2011, respectively, under this facility generating income of approximately $1.230 million and $2.1 million, respectively, which was recorded as a gain on sale of structured settlements. During the six months ended June 30, 2011 the Company also purchased and sold 131 guaranteed structured transactions under this facility generating income of $64,000 which was recorded as a realized gain on sale of structured settlements.

During the six months ended June 30 2011, the Company also had three SPV’s that pledged 38 guaranteed structured settlement transactions under this facility generating income of approximately $32,000, which was recorded as a change in fair value of structured settlements. The Company received approximately $3.8 million and $13.3 million, during the three months and six months respectively, in cash from these transfers. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust.

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

In addition to its intended sales of CSI and ISF 2010, the Company recorded income of approximately $107,000 that was recorded as an unrealized change in fair value on structured settlements that are intended for sale to other parties.

Total income recognized through accretion of interest income on structured settlement transactions for the three months ended June 30, 2011 and 2010 was approximately $0 and $210,000, respectively, and approximately $175,000, and $ $212,000 for the six months ended June 30, 2011 and 2010, respectively, recognized in interest income in the accompanying consolidated and combined statement of operations. The receivables at June 30, 2011 and December 31, 2010 were approximately $4.1 million and $2.5 million, respectively, net of a discount of approximately $6.9 million and $1.3 million, respectively.

The Company recognized a gain on sale of approximately $6,000 and $240,000 through the collection of holdback funds during the three months and six months ended June 30, 2011, respectively. The holdback is equal to the aggregate amount of payments due and payable by the annuity holder within 90 days after the date of sale. These amounts are held back in accordance with the purchase agreement and will be released upon proof of collection by the Company acting as servicer.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(14)  Investment in Life Settlements (Life Insurance Policies)

During the six months ended June 30, 2011 and 2010, the Company acquired certain life insurance policies as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. During the three months and six months ended June 30, 2011, the Company also purchased life insurance policies in the life settlement and secondary markets. The Company elected to account for these policies using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require.

The Company recorded an unrealized change in fair value gains of approximately $17.7 million and $1,000 during the three months ended June 30, 2011 and 2010, respectively and a gain of approximately $28.9 million and a loss of approximately $201,000 during the six months ended June 30, 2011 and 2010, respectively, which was recorded at the time of foreclosure or acquisition related to recording the policies acquired at the transaction price and the remeasuring at fair value which is included in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations.

The following table describes the Company’s investment in life settlements as of June 30, 2011 based on remaining life expectancy for the next 5 years and thereafter (dollars in thousands):

	Number of
	Life Settlement	Fair	Face
Remaining Life Expectancy (In Years)	Contracts	Value	Value

0 — 1	—	$—	$—
1 — 2	—	—	—
2 — 3	1	925	2,000
3 — 4	1	812	2,200
4 — 5	2	3,957	9,000
Thereafter	114	68,984	551,846

Total	118	$74,678	$565,046

Of the 118 policies held as of June 30, 2011, 76 of these policies previously had lender protection insurance related to their premium finance loans prior to being classified as investments in life settlements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter, to keep the life insurance policies in force as of June 30, 2011, are as follows (in thousands):

Twelve Months Ended June 30,
2011	14,327
2012	13,984
2013	13,128
2014	12,643
2015	13,033
Thereafter	174,441

$241,556

The amount of $241.6 million noted above represents the total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives. The Company expects to use proceeds of death benefits from expected mortalities during these periods to make ongoing premium payments on the remaining in-force policies. The Company estimates that death benefit proceeds received will exceed premiums to be paid during 2014 and each year thereafter.

(15)	Fair Value Measurements

The Company carries investments in life and structured settlements and investment securities available for sale at fair value in the consolidated and combined balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The balances of the Company’s assets measured at fair value on a recurring basis as of June 30, 2011, are as follows (in thousands):

				Total
	Level 1	Level 2	Level 3	Fair Value

Assets:
Investment in life settlements	—	—	74,678	74,678
Structured settlement receivables	—	—	2,478	2,478
Investment securities available for sale	$9,999	$102,757		$112,756

	$9,999	$102,757	$77,156	$189,912

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2010, are as follows (in thousands):

				Total
	Level 1	Level 2	Level 3	Fair Value

Assets:
Investment in life settlements	$—	$—	$17,138	$17,138
Structured settlement receivables	—	—	1,446	1,446

	$—	$—	$18,584	$18,584

The following table provides a roll-forward in the changes in fair value for the six months ended June 30 2011, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2010	$17,138
Purchase of policies	24,970
Acquired in foreclosure	735
Unrealized change in fair value	28,885
Premiums paid	2,950

Balance, June 30, 2011	$74,678

Changes in fair value included in earnings for the period relating to assets held at June 30, 2011	$28,885

The Company recorded unrealized change in fair value gains of approximately $17.7 million and $1,000 during the three months ended June 30, 2011 and 2010, respectively and a gain of approximately $28.9 million and a loss of approximately $201,000 during the six months ended June 30, 2011 and 2010. During the three months ended June 30, 2011, the Company recorded a one-time charge of $3.0 million attributable to revisions the Company made to the application of its valuation techniques and assumptions used to measure fair value of the life settlement policies the Company acquired which was recorded in change in fair value.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Structured Settlements:
Balance, December 31, 2010	$1,446
Purchase of contracts	15,500
Unrealized change in fair value	1,217
Sale of contracts	(15,598)
Collections	(87)

Balance, June 30, 2011	$2,478

Changes in fair value included in earnings for the period relating to assets held at June 30, 2011	$561

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2010, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2009	$4,306
Sales of policies	$(921)
Unrealized change in fair value	(201)
Premiums paid	264
Policies lapsed	(1,149)

Balance, June 30, 2010	$2,299

Changes in fair value included in earnings for the period relating to assets held at June 30, 2010	$(201)

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs into are the life expectancy of the insured and the discount rate, which are not observable. As of June 30, 2011 and December 31, 2010, the Company had insured impaired loans (Level 2) with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately $22.7 million and $35.7 million, respectively. As of June 30, 2011 and December 31, 2010, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $4.7 million and $3.4 million, respectively. The provision for losses on loans receivable related to impaired loans was approximately $21,000 and $(257,000) for the three months ended June 30, 2011 and 2010, respectively and approximately $129,000 and $3.0 million six months ended June 30, 2011 and 2010, respectively.

(16)	Lender Protection Insurance Claims Received in Advance

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

Under the lender protection program, the Company pays lender protection insurance premiums at or about the time the coverage for a particular loan becomes effective. The Company records this amount as a deferred cost on our balance sheet, and then expense the premiums over the life of the underlying premium finance loans using the effective interest method. As of September 8, 2010, the deferred premium costs associated with the Ableco facility totaled $5.4 million. Since these insurance claims have been prepaid and Ableco has been repaid in full, the Company accelerated the expensing of these deferred costs and recorded this $5.4 million expense as amortization of deferred costs. Also in connection with the termination of the Ableco facility, the Company accelerated the expensing of approximately $980,000 of deferred costs which resulted from professional fees related to the creation of the Ableco facility. The Company recorded these charges as Amortized Deferred Costs. In the aggregate, we accelerated the expensing of $6.4 million in deferred costs as a result of this one-time transaction which was recorded during the third quarter of 2010.

The insurance claim settlement of $96.9 million was recorded as lender protection insurance claims received in advance on our consolidated and combined balance sheet. As the premium finance loans mature and in the event of default, the insurance claim is applied against the premium finance loan. As of June 30, 2011, the Company has approximately $1.1 million remaining of lender protection insurance claims paid in advance related to premium finance loans which have not yet matured. As of June 30, 2011, the Company has approximately $893,000 of loans receivable, net and $173,000 of interest receivable, net in premium finance loans which have not yet matured for which this insurance claims settlement relates. All of the remaining premium finance loans matured by August 5, 2011.

(17)	Notes and Debenture Payable

A summary of the principal balances of notes payable included in the consolidated and combined balance sheet as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30,	December 31,
	2011	2010

Cedar Lane	$27,838	$34,209
Skarbonka debenture	—	29,767
White Oak, Inc.	9,280	21,219
Acorn Capital Group	227	3,988
CTL Holdings, LLC	—	24

	37,345	89,207
Related Party	—	2,402

Total	$37,345	$91,609

Cedar Lane

On December 2, 2009, Imperial PFC Financing II, LLC was formed to enter into a financing agreement with Cedar Lane Capital, LLC, so that Imperial PFC Financing II, LLC could purchase Imperial Premium Finance notes for cash or a participation interest in the notes. The financing agreement is for a minimum of $5 million to a maximum of $250 million. The agreement is for a term of 28 months from the time of borrowing and the borrowings bear an annual interest rate of 14%, 15% or 16%, depending on the class of lender and are compounded monthly. All

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial PFC Financing II, LLC. The Company believes it is in compliance at June 30, 2011. The outstanding principal at June 30, 2011 and December 31, 2010 was approximately $27.8 million and $34.2 million, respectively, and accrued interest was approximately $5.7 million and $4.3 million, respectively. The Company is required to retain 2% of the principal amount of each loan made to the borrower, for purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of June 30, 2011 and December 31, 2010 the Company’s consolidated financial statements reflected balances of approximately $691,000 and $691,000 included in restricted cash, respectively. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010. As a result, the Company is no longer able to originate new premium finance loans under our credit facility.

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

During the first quarter of 2011, the Company had amortized $233,000 of imputed interest relating to the debenture payable as a component of interest expense in the accompanying consolidated and combined statement of operations. On February 11, 2011, the date of the closing of the Company’s initial public offering, the debenture was converted into shares of the Company’s common stock (see Note 19).

White Oak, Inc.

On February 5, 2009, Imperial Life Financing II, LLC, was formed to enter into a loan agreement with White Oak Global Advisors, LLC, so that Imperial Life Financing II, LLC could purchase Imperial Premium Finance notes in exchange for cash or a participation interest in the notes.

The loan agreement is for $27 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of June 30, 2011 and December 31, 2010 was 20.41% and 19.65%, respectively. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial Life Financing II, LLC. The Company believes it is in compliance at June 30, 2011. The notes are payable 6-26 months from issuance and the facility matures on March 11, 2012. The outstanding principal at June 30, 2011 and December 31, 2010, was approximately $9.3 million and $21.2 million, respectively, and accrued interest was approximately $4.5 million and $8.2 million, respectively. After December 31, 2010, the Company ceased

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

originating premium finance loans with lender protection insurance. As a result, we are no longer able to originate new premium finance loans under this credit facility.

Acorn Capital Group

A lender, Acorn Capital Group (“Acorn”), breached a credit facility agreement with the Company by not funding ongoing premiums on certain life insurance policies serving as collateral for premium finance loans. The first time that they failed to make scheduled premium payments was in July 2008 and the Company had no forewarning that this lender was experiencing financial difficulties. When they stopped funding under the credit facility, the Company had no time to seek other financing to fund the ongoing premiums. The result was that a total of 111 policies out of 119 loans originally financed in the Acorn facility lapsed due to non-payment of premiums from January 1, 2008 through June 30, 2011. Of the remaining 8 policies, the Company acquired 6 policies from Acorn which are recorded in investments in life settlements on the Company’s consolidated and combined balance sheet and 2 policies remain outstanding as of June 30, 2011.

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

As part of the settlement agreement, new notes were signed with annual interest rates of 14.5% compounding annually and totaled approximately $12.7 million on May 19, 2009. On the notes that were cancelled by ABRG during the three months ended June 30, 2011 and 2010, the Company was forgiven principal totaling approximately $1.4 million and $2.1 million, respectively, and interest of approximately $723,000 and $716,000, respectively. On the notes that were cancelled by ABRG during the six months ended June 30, 2011 and 2010, the Company was forgiven principal totaling approximately $3.4 million and $3.2 million, respectively, and interest of approximately $1.3 million and $1.3 million, respectively. The Company recorded these amounts as gain on forgiveness of debt. Partially offsetting these gains, the Company had loan losses totaling approximately $1.4 million and $1.6 million during the three months ended June 30, 2011 and 2010, respectively and $4.2 million and $3.3 million, during the six months ended June 30, 2011 and 2010, respectively. The Company recorded these amounts as loss on loan payoffs and settlements, net. As of June 30, 2011, only 2 loans out of 119 loans originally financed in the Acorn facility remained outstanding. These notes have a carrying amount of $269,000 which is included within loans receivable, net.

As of June 30, 2011 and December 31, 2010, the Company owed approximately $227,000 and $4 million, respectively, and accrued interest was approximately $102,000 and $1.3 million, respectively. These notes mature by June 5, 2012.

CTL Holdings LLC

In November 2008, Imperial Life Financing, LLC entered into a promissory note for $30 million with CTL Holdings, LLC. The note is due on December 26, 2012 and bears interest at a fixed rate per advance. The average

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

interest rate as of June 30, 2011 and December 31, 2010 was approximately 0% and 9.5%, respectively. On September 8, 2010, the lender protection insurance related to our credit facility with Ableco Finance, LLC (“Ableco”) was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million. The Company used approximately $32.9 million of the settlement proceeds to pay off the amounts borrowed under the grid promissory note in favor of CTL Holdings, LLC. The outstanding principal at June 30, 2011 and December 31, 2010 was approximately $0 and $24,000, respectively, and accrued interest was approximately $0 and $1,000, respectively. There are no financial or restrictive covenants under this promissory note.

Related Party

In October 2008, the Company entered into two balloon promissory note agreements with a related party where money was borrowed to cover operating expenses of approximately $8.9 million. The loan agreements were for $4.5 million each, are unsecured, have terms of two years, and bear an annual interest rate of 16.5% compounded monthly. On August 31, 2009, these notes were assigned to another related party and consolidated into a new revolving promissory note which bears an interest rate of 16.5% and matured on August 1, 2011. The outstanding principal at June 30, 2011 and at December 31, 2010 was approximately $0 and $2.4 million, respectively, and accrued interest was approximately $0 and $55,000, respectively. There are no financial or restrictive covenants contained in this promissory note. The amount was subsequently converted in connection with the initial public offering (see Note 19).

(18)	Segment Information

The Company operates in two reportable business segments: financing premiums for individual life insurance policies and purchasing life insurance policies and structured settlements. The life finance segment provides (i) financing in the form of loans to trusts and individuals for the payment of premiums on life insurance policies and the loans are collateralized by the life insurance policies, and (ii) purchasing life insurance policies in the life settlement and secondary markets. The structured settlements segment purchases settlements from individuals who are plaintiffs in lawsuits and the Company will pay the plaintiff a lump sum at a negotiated discount and take title to the settlement payments.

The performance of the segments is evaluated on the segment level by members of the Company’s senior management team. Cash and income taxes generally are managed centrally. Performance of the segments is based on revenue and cost control.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Segment results and reconciliation to consolidated net income were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Life finance
Income
Agency fee income	$1,569	2,439	5,627	$7,717
Interest income	2,547	5,895	4,567	11,329
Origination income	1,824	5,592	4,105	12,891
Realized gain on sale of life settlements	5	474	5	474
Gain on forgiveness of debt	2,139	2,768	4,682	4,533
Unrealized change in fair value of life settlements	17,687	1	28,885	(201)
Servicing fee income	567	—	1,071	—
Other income	12	96	174	104

	26,350	17,265	49,116	36,847

Direct segment expenses
Interest expense	2,538	7,563	5,475	15,329
Provision for losses on loan receivables	21	(257)	129	3,019
Loss on loans payoffs and settlements, net	1,095	1,844	3,666	3,313
Amortization of deferred costs	1,597	5,786	3,504	11,633
Selling, general and administrative expenses	2,571	2,096	5,157	4,739

	7,822	17,032	17,931	38,033

Segment operating income (loss)	$18,528	$233	$31,185	$(1,186)

Structured settlements
Income
Realized gain on sale of structured settlements	$2,049	$3,263	$3,217	$3,263
Interest income	175	63	175	212
Unrealized change in fair value of structured settlements	375	—	1,217	—
Other income	100	34	145	49

	2,699	3,360	4,754	3,524

Direct segment expenses
Selling, general and administrative expenses	4,334	3,102	8,334	5,730

Segment operating (loss) income	$(1,635)	$258	$(3,580)	$(2,206)

Consolidated
Segment operating (loss) income	16,893	491	27,605	(3,392)
Unallocated income
Other income	162	—	201	—
Unallocated expenses
Selling, general and administrative expenses	3,263	1,723	6,296	4,124
Interest expense	4	863	296	2,066

	3,267	2,586	6,592	6,190

Income (loss) before income taxes	13,788	(2,095)	21,214	(9,582)
Provision for income taxes	1,183		9,179	—

Net income (loss)	$12,605	$(2,095)	$12,035	$(9,582)

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Segment assets and reconciliation to consolidated total assets were as follows (in thousands):

	June 30	December 31
	2011	2010

Direct segment assets
Life finance	$160,399	$141,518
Structured settlements	5,253	3,527

	165,652	145,045
Other unallocated assets	126,517	8,372

	$292,169	$153,417

(19)	Stockholders’ Equity

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

As part of the corporate conversion, the Company entered into a plan of conversion with its shareholders on January 12, 2011, as amended on February 3, 2011. Pursuant to the plan of conversion, all of the Company’s outstanding common units and Series A, B, C, D and E preferred units and all principal and accrued and unpaid interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of our common stock. The plan of conversion, which describes the corporate conversion as well as other transactions and agreements by the parties with an interest in the Company’s equity, reflects an agreement among its shareholders as to the allocation of the shares of common stock to be issued to its shareholders in the corporate conversion. Thus, there is no formula that may be used to describe the conversion of a common unit or a Series A, B, C, D and E preferred unit into common stock.

Immediately after the corporate conversion and prior to the conversion of the Skarbonka debenture and the closing of the Company’s initial public offering on February 11, 2011, the Company’s shareholders consisted of two Florida corporations and one Florida limited liability company. These three shareholders reorganized so that their beneficial owners who are listed under “Principal Shareholders,” including Messrs. Mitchell and Neuman, received the same number of shares of common stock of Imperial Holdings, Inc. issuable to the members of Imperial Holdings, LLC in the corporate conversion.

After the corporate conversion and prior to the closing of the Company’s initial public offering on February 11, 2011, the Company converted two phantom stock agreements it had with two employees into 27,000 shares of common stock and incurred stock compensation of approximately $290,000.

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

After giving effect to (i) the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units of Imperial Holdings, LLC (including all accrued and unpaid dividends thereon) and all principal and accrued and unpaid interest outstanding under the Company’s promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of the Company’s common stock; (ii) the issuance of 27,000 shares of common stock to two employees pursuant to the terms of each of their respective phantom stock agreements; (iii) the conversion of a $30.0 million debenture into 1,272,727 shares of common stock (iv) the sale of 16,666,667 shares in the Company’s recent offering, and (v) the sale of 935,947 shares in connection with the over-allotment option granted to the Company’s underwriters, there are 21,202,614 shares of common stock outstanding. Up to an additional 4,240,521 shares of common stock will be issuable upon the exercise of warrants issued to existing members of the Company. Moreover, the Company reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 665,956 options to purchase shares of common stock were granted to existing employees, directors and named executive officers at a weighted average exercise price of $10.75 per share, and an additional 3,507 shares of restricted stock had been granted under the plan subject to vesting. The remaining 530,537 shares of common stock are available for future awards.

(20)	Commitments and Contingencies

Employment Agreements

The Company does not have any general policies regarding the use of employment agreements, but may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. The Company entered into written employment agreements with each of our named executive officers that became effective upon the closing of our recent initial public offering. These employment agreements establish key employment terms (including reporting responsibilities, base salary, target performance bonus opportunity and other benefits), provide for severance benefits in certain situations, and contain non-competition, non-solicitation and confidentiality covenants.

Litigation

We are party to various other legal proceedings which arise in the ordinary course of business. We believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations.

(21)	Income Taxes

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

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Pre-tax net income for the six months ended June 30, 2011 was approximately $21.2 million. Excluding the tax effects of the corporate conversion and pre-conversion losses, the tax provision calculated using an estimated annual effective tax rate of 38.6% is approximately $8.2 million before discrete adjustments described below.

During the first quarter of 2011, and prior to February 3, 2011 (conversion date), the company incurred pre-conversion losses attributed to our members of approximately $1.9 million, the tax-effect of which is $749,000. This pre-conversion amount is treated as a discrete adjustment to the tax provision calculated above as the company obtains no benefit from these losses. In addition, these pre-conversion results were not taken into account in determining the company’s estimated annual effective tax rate of 38.6%.

As a result of the conversion of the company from a partnership to a corporation, the company recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740 these deferred taxes were recorded in income tax expense for the first quarter of 2011. In the second quarter, the deferred tax liability was increased by $175,000 to account for changes in the estimated differences at the date of conversion.

Following the conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). During the second quarter, the Company completed an evaluation of this transaction and determined that the Company was entitled to assume the NOLs of this founding member. Accordingly, in the second quarter the Company has recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit during the period.

The components of the deferred tax liability as of June 30, 2011 are as follows (in thousands):

June 30,
2011

Total tax provision	$9,179
Deferred taxes on unrealized gain on securities available for sale	22

Deferred tax liability	9,201

The overall income tax provision for six months ended June 30, 2011 is approximately $9.2 million. As described above, this total is derived from applying the annual effective tax rate to the post-conversion (no effect given to pre-conversion losses) quarterly earnings and the one-time establishment of deferred taxes due to the conversion from pass-through status to corporate status and the inclusion of NOLs acquired from one of our founding members.

The following table summarizes the tax provision (in thousands):

	First	Second	Year to
	Quarter	Quarter	Date

Impact of pre-tax book income at estimated annual tax rate	$2,869	$5,328	$8,197
Pre-conversion losses	749	—	749
Opening deferred tax liability	4,378	175	4,553
Net operating loss deferred tax asset	—	(4,320)	(4,320)

Total tax provision	$7,996	$1,183	$9,179

The principal difference between the estimated annual effective tax rate and the federal tax rate of 35% is attributed to state taxes.

At June 30, 2011, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that was charged to paid-in-capital related to the initial public offering.

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

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	our results of operations;

•	our ability to continue to grow our businesses;

•	our ability to obtain financing on favorable terms or at all;

•	changes in laws and regulations applicable to premium finance transactions, life settlements or structured settlements;

•	changes in mortality rates and the accuracy of our assumptions about life expectancies;

•	increased competition for life finance lending or for the acquisition of structured settlements;

•	adverse developments in capital markets;

•	loss of the services of any of our executive officers;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest rates and other factors.

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

Business Overview

We are a specialty finance company with a focus on providing premium financing for individual life insurance policies and purchasing life insurance policies and structured settlements. The Company manages these operations through two business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue/income from unrealized changes in fair value of life settlements, interest charged on loans, loan origination fees and agency fees from referring agents. In the structured settlement business, the Company purchases structured settlements at a discounted rate and sells such assets to, or finances such assets with, third parties.

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

In order to originate life finance transactions during the recent dislocation in the capital markets, we procured lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage. The lender protection insurance program was terminated as of December 31, 2010, and all loans originated after December 31, 2010, do not carry lender protection insurance coverage. Thus, for all loans originated in 2011 and beyond, a loan impairment valuation is established if the carrying value of a loan receivable exceeds the fair value of the underlying collateral

Ownership of Life Insurance Policies

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

The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as unrealized changes in fair value of life settlements in our consolidated and combined statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The discount rate at June 30, 2011 was 15% to 17.5% and the fair value of our investment in life insurance policies was $74.7 million.

Changes in the discount rate which we used to value life settlements could have a material adverse effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

We expect our investment in life settlements (life insurance policies) to increase over time as we have begun to purchase life insurance policies in the life settlement and secondary markets and make loans without lender protection insurance, as a result of which we have the option to retain a number of the life insurance policies relinquished to us by our borrowers upon default under those loans.

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

Changes in the discount rate which we used to value life settlements could have a material adverse effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

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

During the three months ended June 30, 2011 the Company invested approximately $113.0 million of the cash proceeds it received from its initial public offering in an investment portfolio comprising of approximately $103.0 million fixed income investments, primarily corporate bonds and government bonds and $10.0 million in U.S. Treasuries. The Company classified its investment portfolio as available-for-sale securities on its consolidated and combined balance sheet in accordance with ASC 320 Investments-Debt and Equity Securities. Investment securities available for sale where quoted prices are available in an active market are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities and certain corporate, asset backed, and other securities valued using third party quoted prices in markets that are not active. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

Revenue/Income Recognition

Our primary sources of revenue/income are in the form of unrealized change in fair value of life settlements, agency fees, interest income, and origination fee income and realized gains on sales of structured settlements. Our revenue/income recognition policies for these sources of revenue/income are as follows:

•	Unrealized Change in Fair Value of Life Settlements — The Company acquires certain life insurance policies through purchases in the life settlement market and others as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as unrealized changes in fair value of life settlements in our consolidated and combined statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

•	Agency Fees — Agency fees are paid by the referring life insurance agents based on negotiations between the parties and are recognized at the time a life finance loan is funded. Because agency fees are not paid by the borrower, such fees do not accrue over the term of the loan. We typically charge and receive agency fees from the referring agent within approximately 47 days of our funding the loan. A separate origination fee is charged to the borrower which is amortized into income over the life of the loan.

•	Interest Income — Interest income on life finance loans is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition. Discounts on structured settlement receivables are accreted over the life of the settlement using the effective interest method.

•	Origination Fee Income — Loans often include origination fees which are fees payable to us on the date the loan matures. The fees are negotiated at the inception of the loan on a transaction by transaction basis. The fees are accreted into income over the term of the loan using the effective interest method.

•	Realized Gains on Sales of Structured Settlements — Realized gains on sales of structured settlements are recorded when the structured settlements have been transferred to a third party and we no longer have continuing involvement, in accordance with ASC 860, Transfers and Servicing.

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

Investment Securities Available for Sale

During the second quarter of 2011, the Company invested approximately $113.0 million of the cash proceeds it received from its initial public offering in an investment portfolio comprising of approximately $103.0 million fixed income investment, primarily corporate bonds and government bonds and $10.0 million in U.S. Treasuries. The Company’s investment objectives are to provide consistent investment income, preserve capital and provide liquidity to fund expected premium payments. The Company classified its investment portfolio as available-for-sale securities on its consolidated and combined balance sheet in accordance with ASC 320 Investments-Debt and Equity Securities.

Debt securities that the Company may not have the intent or ability to hold to maturity are classified as available for sale at the time of acquisition and carried at fair value with unrealized gains and losses, net of tax, excluded from earnings and reported in accumulated other comprehensive income, a separate component of stockholder’s equity. Purchase premiums and discounts on debt securities are amortized as adjustments to yield over the expected lives of the securities using the level yield method. Realized gains and losses from sales of securities are recorded on the trade date and are determined using the specific identification method.

The Company reviews securities available for sale for impairment on a quarterly basis or more frequently if events and circumstances indicate that a potential impairment may have occurred. An investment security is impaired if it’s fair value is lower than its amortized cost basis. The Company considers many factors in determining whether a decline in fair value below amortized cost represents other-than-temporary impairment (“OTTI”), including, but not limited to, the Company’s intent to hold the security until maturity or for a period of time sufficient for a recovery in value, whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the length of time and extent to which fair value has been less than amortized cost, the historical and implied volatility of the fair value of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency and recoveries or additional declines in fair value subsequent to the balance sheet date. The Company recognizes OTTI of a debt security for which there has been a decline in fair value below amortized cost if (i) management intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. The amount by which amortized cost exceeds the fair value of a debt security that is considered to be other-than-temporarily impaired is separated into a component representing the credit loss, which is recognized in earnings, and a component related to all other factors, which is recognized in other comprehensive income. The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. If the Company intends to sell the security, or if it is more likely than not it will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security. The evaluation of OTTI of marketable equity securities focuses on whether evidence supports recovery of the unrealized loss within a timeframe consistent with temporary impairment.

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

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Prior to the closing of our initial public offering, we converted from a Florida limited liability company to a Florida corporation. Under ASC 740, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

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

Recent Accounting Pronouncements

Note 3 of the Condensed Notes to Consolidated and Combined Financial Statements discusses accounting standards adopted during the three months ended June 30, 2011, as well as accounting standards recently issued but not yet adopted and the expected impact of these changes in accounting standards. The Company does not expect any material impact from the adoption of such standards.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Our results of operations are discussed below in two parts: (i) our consolidated results of operations and (ii) our results of operations by segment.

Consolidated Results of Operations (in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Income
Agency fee income	$1,569	$2,439	$5,627	$7,717
Interest income	2,722	5,958	4,742	11,541
Origination fee income	1,824	5,592	4,105	12,891
Realized gain on sale of structured settlements	2,049	3,263	3,217	3,263
Realized gain on sale of life settlements	5	474	5	474
Gain on forgiveness of debt	2,139	2,768	4,682	4,533
Unrealized change in fair value of life settlements	17,687	1	28,885	(201)
Unrealized change in fair value of structured receivables	375	—	1,217	—
Servicing fee income	567	—	1,071	—
Other income	274	130	520	153

Total income	29,211	20,625	54,071	40,371
Expenses
Interest expense	2,542	8,426	5,771	17,395
Provision for losses on loans receivable	21	(257)	129	3,019
Loss on loan payoffs and settlements, net	1,095	1,844	3,666	3,313
Amortization of deferred costs	1,597	5,786	3,504	11,633
Selling, general and administrative expenses	10,168	6,921	19,787	14,593

Total expenses	15,423	22,720	32,857	49,953
Income (loss) before income taxes	13,788	(2,095)	21,214	(9,582)
Provision for income taxes	1,183	—	9,179	—

Net income (loss)	$12,605	$(2,095)	$12,035	$(9,582)

Life Finance Segment Results (in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Income	$26,350	$17,265	$49,116	$36,847
Expenses	7,822	17,032	17,931	38,033

Segment operating income (loss)	$18,528	$233	$31,185	$(1,186)

Structured Settlement Segment Results (in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Income	$2,699	$3,360	$4,754	$3,524
Expenses	4,334	3,102	8,334	5,730

Segment operating income (loss)	$(1,635)	$258	$(3,580)	$(2,206)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Segment operating (loss) income	$16,893	$491	$27,605	$(3,392)
Unallocated income:
Other income	162	—	201	—
Unallocated expenses:
SG&A expenses	3,263	1,723	6,296	4,124
Interest expense	4	863	296	2,066

	3,267	2,586	6,592	6,190

Income (loss) before income taxes	13,788	(2,095)	21,214	(9,582)
Provision for income taxes	1,183	—	9,179	—

Net income (loss)	$12,605	$(2,095)	$12,035	$(9,582)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net income for the three months ended June 30, 2011 was $12.6 million as compared to a net loss $2.1 million for the three months ended June 30, 2010. Total income was $29.2 million for the three months ended June 30, 2011, a 42% increase over total income of $20.6 million during the three months ended in 2010. Total expenses were $15.4 million for the period compared to total expenses of $22.7 million incurred during the three months ended June 30, 2010, a reduction of $7.3 million, or 32%.

Income before income taxes for the three months ended June 30, 2011 was approximately $13.8 million compared to a net loss of $2.1 million for the three months ended June 30, 2010, an increase of $15.9 million. Excluding the tax effects of the corporate conversion and pre-conversion losses, the tax provision was calculated at an estimated annual effective tax rate of 38.6% and was approximately $5.3 million before discrete adjustments described below.

As a result of the conversion of the company from a limited liability company to a corporation, the company recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740 these deferred taxes were recorded in income tax expense for the first quarter of 2011. In the second quarter, the deferred tax liability was increased by $175,000 to account for changes in the estimated differences at the date of conversion.

Following the Conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the Company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). During the second quarter, the Company completed an evaluation of this transaction and determined that the Company was entitled to assume the NOLs of this founding member. Accordingly, in the second quarter, the Company has recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes.

The overall income tax provision for the three months ended June 30, 2011 is $1.2 million as compared to $0 for the three months ended June 30, 2010. As described above, this total is derived from applying the annual effective tax rate to quarterly earnings, the discreet impact of the $175,000 increase during the period to the deferred tax liability recorded upon conversion, and the discreet impact of recording the NOL’s from one of our founding members. There was no income tax provision for the three months ended June 30, 2010 as the Company was treated as a partnership for Federal and state income tax purpose.

In our life finance segment, income increased by $9.1 million to $26.4 million, primarily driven by an increase of $17.7 million in change in fair value of life settlements. Partially offsetting these gains were decreases in agency fee income, origination income and interest income totaling $8.0 million. Life finance segment expenses were $7.8 million during the period compared to $17.0 million during the same period in 2010, a decline of $9.2 million, or 54%. These declines were driven primarily by a $5 million reduction in interest expense, a reduction of $749,000 in loss on loan payoffs and settlements and a decline in amortization of deferred costs of $4.2 million, partially offset by an increase of $278,000 in the provision for losses. This led to life finance segment operating income of $18.5 million during the quarter, an increase of $18.3 million compared to $233,000 during the same period in 2010.

Results of operations in our life finance segment continue to reflect two significant recent developments: the run-off of our Lender Protection Insurance Coverage program (“LPIC”) under which we ceased originating loans as of December 31, 2010, and our initial public offering which became effective in February 2011. These developments marked a departure from our historical practice of using debt capital insured by LPIC to finance our lending activities, and the beginning of our strategy to provide loans to pay life insurance premiums and to purchase life insurance policies without using debt insured by LPIC. During the three months ended June 30, 2011, we originated 15 loans using equity capital, compared to 19 loans originated under the LPIC program during the same period in 2010. This resulted in a reduction in agency fees from $2.4 million during the three months ended June 30, 2010 to $1.6 million during the same period in 2011, a decrease of $870,000. As of June 30, 2011, we had 550 loans receivable totaling $58.1 million compared to 209 loans receivable totaling $174.3 million as of June 30, 2010, a decrease of $116.1 million, or 67%. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $5.6 million and $5.9 million, respectively, during the three months ending June 30, 2010 to $1.8 million and $2.5 million, respectively, during the same period in 2011. Offsetting these declines were a reduction of total life finance segment expenses from $17.0 million during the first quarter of 2010 to $7.8 million during the second quarter of 2011, a decrease of $9.2 million. Interest expense declined to $2.5 million, a reduction of $5.0 million, as notes payable declined from $179.8 million as of June 30, 2010 to $37.3 million as of June 30, 2011. Provision for losses on loans was $21,000 during the second quarter of 2011, compared to ($257,000) during the same period in 2010, an increase of $278,000. Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $1.6 million during the second quarter of 2011 compared to $5.8 million during the same period in 2010, a decline of $4.2 million.

Of the 15 premium finance loans originated during the second quarter of 2011, 3 are Type 2 loans, which are collateralized by life insurance policies that have been in force longer than two years. These loans have an average principal balance of $289,000 compared to $273,000 on Type 1 loans originated during the three months ended June 30, 2011. Type 1 loans are collateralized by life insurance policies that have been in force less than two years. Agency fees as a percent of the principal balance of the loans averaged 37.9% and 21.1% on Type 1 and Type 2 loans, respectively. As used throughout this Quarterly Report on Form 10-Q, references to “principal balance of the loan” refer to the principal amount loaned by us in a life finance transaction without including origination fees or interest.

Historically, we elected to account for the life settlement policies we acquired using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions (see Note 14). The most significant assumptions we estimate to measure the fair value of life settlement policies we acquire, which we consistently apply to each acquisition, are the life expectancy of the insured, the mortality table used and the discount rate.

During the three months ended June 30, 2011, we acquired 60 life settlements as compared to zero during the same period in 2010. Using $20.3 million of proceeds from our initial public offering, these purchases resulted in a change in fair value of life settlements of $17.7 million. Total aggregate death benefit of polices purchased during the quarter was $286.9 million. Total purchase price as a percent of aggregate death benefit acquired was 7.6%. This is consistent with our strategy of purchasing life settlements at deep discounts to fair value, using equity capital in lieu of debt, and to be able to hold them to maturity.

In our structured settlements segment, income was $2.7 million, compared to $3.4 for the same period in 2010, a decrease of $661,000. This decrease was due to a decrease in sales transactions to 199 during the three months ended June 30, 2011 compared to 219 sales transactions during the same period in 2010. Prior to and during the second quarter of 2010, we accumulated structured settlements on our balance sheet in anticipation of the opening of a new financing facility from PartnerRe. This led to a high number of sales transactions recorded during the second quarter of 2010. Segment SG&A expenses increased by $1.2 million to $4.3 million as we continued to build our infrastructure. In the three months ended June 30, 2011, we recorded a segment operating loss of $1.6 million, a decrease of $1.9 million over segment operating income of $258,000 recorded during the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net income for the six months ended June 30, 2011 was $12.0 million as compared to a net loss $9.6 million for the six months ended June 30, 2010, an increase of $21.6 million. Total income was $54.1 million for the six months ended June 30, 2011, a 34% increase over total income of $40.4 million during the six months ended in 2010. Total expenses were $32.9 million for the period compared to total expenses of $50.0 million incurred during the six months ended June 30, 2010, a reduction of $17.1 million, or 34%.

Income before income taxes for the six months ended June 30, 2011 was approximately $21.2 million, an increase of $30.8 million over the same period prior year. Excluding the tax effects of the corporate conversion and pre-conversion losses, the tax provision was calculated at an estimated annual effective tax rate of 38.6% and is approximately $8.2 million before discrete adjustments described below.

As a result of the conversion of the Company from a limited liability company to a corporation, we recorded a net deferred tax liability of $4.6 million for the federal and state tax effects of temporary differences that were attributed to the Company at the time of the conversion. Income tax expense for the six months ended June 30, 2011 was increased by this amount.

During the period from January 1, 2011 to February 3, 2011 (conversion date), we incurred pre-conversion losses attributed to our members of approximately $1.9 million, the tax-effect of which is $749,000. This pre-conversion amount is treated as an adjustment to the tax provision calculated above as the Company obtains no benefit from these losses. In addition, these pre-conversion results were not taken into account in determining the Company’s estimated annual effective tax rate of 38.6%.

Following the Conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the Company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). During the second quarter, the Company completed an evaluation of this transaction and determined that the Company was entitled to assume the NOLs of this founding member. Accordingly, in the second quarter, the Company has recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes.

The overall income tax provision for the six months ended June 30, 2011 is $9.2 million as compared to $0 for the six months ended June 30, 2010. As described above, this total is derived from applying the annual effective tax rate to the post conversion (no effect given to pre-conversion losses) quarterly earnings, the one-time establishment of deferred taxes due to the conversion from pass-through status to corporate status and the inclusion of NOLs acquired from one of our founding members. There was no income tax provision for the six months ended June 30, 2010 as the Company was treated as a partnership for Federal and state income tax purpose.

In our life finance segment, income increased by $12.3 million to $49.1 million, primarily driven by an increase of $28.9 million in change in fair value of life settlements and an increase of $1.1 million in servicing fee income. Partially offsetting these gains were decreases in agency fee income, origination income and interest income totaling $17.6 million. Life finance segment expenses were $17.9 million during the period compared to $38.0 million during the same period in 2010, a decline of $20.1 million, or 53%. These declines were driven primarily by a $9.8 million reduction in interest expense, a reduction of $2.9 million in the provision for losses and a decline in amortization of deferred costs of $8.1 million, partially offset by an increase of $353,000 in loss on loan payoffs and settlements, net. This led to life finance segment operating income of $31.2 million during the six months ended June 30, 2011, an increase of $32.4 million compared to a segment operating loss of $1.2 million during the same period in 2010.

During the six months ended June 30, 2011, we originated 47 loans using equity capital, compared to 71 loans originated under the LPIC program during the same period in 2010. This resulted in a reduction in agency fees from $7.7 million during the six months ended June 30, 2010 to $5.6 million during the same period in 2011, a decrease of $2.1 million. As of June 30, 2011, we had loans receivable totaling $58.1 million compared to $174.3 million as of June 30, 2010, a decrease of $116.1 million, or 67%. Loans outstanding declined from 550 to 209. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $12.9 million and $11.3 million, respectively during the six months ending June 30, 2010 to $4.1 million and $4.6 million, respectively, during the same period in 2011. Offsetting these declines were a reduction of total life finance segment expenses from $38.0 million during the first six months of 2010 to $17.9 million during the first six months of 2011, a decrease of $20.1 million. Interest expense declined to $5.5 million, a reduction of $9.8 million, as notes payable declined from $179.8 million as of June 30, 2010 to $37.3 million as of June 30, 2011. Provision for losses on loans was $129,000 during the first six months of 2011, compared to $3.0 million during the same period in 2010, a decline of $2.9 million. Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $3.5 million during the first six months of 2011 compared to $11.6 million during the same period in 2010, a decline of $8.1 million.

During the six months ended June 30, 2011, we began to originate a second type of loan with different loan characteristics. Historically, we have originated Type 1 loans, which are collateralized by life insurance policies that have been in force less than two years. Type 2 loans are collateralized by life insurance policies that have been in force longer than two years. Of the 47 premium finance loans originated during the six months ended June 30, 2011, 9 are the Type 2 loans. These loans have an average principal balance of $543,000 compared to $288,000 on Type 1 loans originated during the six months ended June 30, 2011. Agency fees as a percent of the principal balance of the loans averaged 38.8% and 20.8% on Type 1 and Type 2 loans, respectively. As used throughout this Quarterly Report on Form 10-Q, references to “principal balance of the loan” refer to the principal amount loaned by us in a life finance transaction without including origination fees or interest.

Historically, we elected to account for the life settlement policies we acquired using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions (see Note 14). In 2011, we made revisions to the application of our valuation technique and assumptions used to measure fair value of the life settlement policies we acquired. We accounted for this change in accounting estimate prospectively in accordance with ASC 250-10-45-17 Change in Accounting Estimate, resulting in recognition of a pretax gain of $3.0 million for the six months ended June 30, 2011.

The most significant assumptions we estimate to measure the fair value of life settlement policies we acquire, which we consistently apply to each acquisition, are the life expectancy of the insured, the mortality table used and the discount rate, and these have not changed.

During the six months ended June 30, 2011, we acquired 79 life settlements compared to zero in the same period prior year. Using $24.3 million of proceeds from our initial public offering, these purchases resulted in a change in fair value of life settlements of $25.0 million. Total aggregate death benefit of polices purchased during the six months ended June 30, 2011, was $373.9 million. Total purchase price as a percent of aggregate death benefit acquired was 7.0%. This is consistent with our strategy of purchasing life settlements at deep discounts to fair value, using equity capital in lieu of debt, and to be able to hold them to maturity.

In our structured settlements segment, income was $4.8 million, compared to $3.5 million for the same period in 2010, an increase of $1.2 million. This increase was due to an increase in sales transactions to 408 during the six months ended June 30, 2011 compared to 219 sales transactions during the same period in 2010. Segment SG&A expenses increased by $2.6 million to $8.3 million as we continued to build our infrastructure. This led to a segment operating loss of $3.6 million, a decline of $1.4 million over segment operating loss of $2.2 million recorded during the same period in 2010.

Segment Information

We operate our business through two reportable segments: life finance and structured settlements. Our segment data discussed below may not be indicative of our future operations.

Life finance Business

Our results of operations for our life finance segment for the periods indicated are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Income
Agency fee income	1,569	2,439	5,627	7,717
Interest income	2,547	5,895	4,567	11,329
Origination fee income	1,824	5,592	4,105	12,891
Realized gain on sale of life settlements	5	474	5	474
Gain on forgiveness of debt	2,139	2,768	4,682	4,533
Unrealized change in fair value of life settlements	17,687	1	28,885	(201)
Servicing fee income	567	—	1,071	—
Other	12	96	174	104

	26,350	17,265	49,116	36,847
Direct segment expenses
Interest expense	2,538	7,563	5,475	15,329
Provision for losses	21	(257)	129	3,019
Loss (gain) on loan payoff and settlements, net	1,095	1,844	3,666	3,313
Amortization of deferred costs	1,597	5,786	3,504	11,633
SG&A expense	2,571	2,096	5,157	4,739

	7,822	17,032	17,931	38,033

Segment operating income (loss)	$18,528	$233	$31,185	$(1,186)

The following table highlights certain selected operating data in our life finance segment for the periods indicated (in thousands except number of loans percentage, age and life expectancy):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Period Originations:
Number of loans originated (by type):
Type 1*	12	19	38	70
Type 2**	3	—	9	1
Principal balance of loans originated	$4,147	$4,896	$15,836	$15,457
Aggregate death benefit of policies underlying loans originated	$78,500	$102,375	$273,850	$354,775
Selling general and administrative expenses	$2,571	$2,096	$5,157	$4,739
Average Per Origination During Period:
Age of insured at origination	76.3	73.6	75.6	73.8
Life expectancy of insured (years)	13.5	13.7	14.6	14.1
Monthly premium (year after origination)	$11.7	$15.6	$11.8	$14.0
Death benefit of policies underlying loans originated	$5,233.3	$5,388.2	$5,477.0	$4,996.8
Principal balance of the loan	$276.5	$257.7	$336.9	$217.7
Interest rate charged	14.0%	11.6%	14.0%	11.6%
Agency fee	$104.6	$128.4	$117.7	$108.7
Agency fee as % of principal balance
Type 1*	37.9%	48.0%	38.8%	50.1%
Type 2**	21.1%	—	20.8%	18.5%
Origination fee	$64.9	$112.0	$79.5	$91.1
Annualized origination fee as % of principal balance	24.3%	43.4%	25.2%	41.8%
End of Period Loan Portfolio
Loans receivable, net	$58,135	$174,267	$58,135	$174,267
Number of policies underlying loans receivable	209	550	209	550
Aggregate death benefit of policies underlying loans receivable	$1,027,252	$2,782,303	$1,027,252	$2,782,303
Number of loans with insurance protection	156	552	156	552
Loans receivable, net (insured loans only)	$40,391	$140,794	$40,391	$140,794
Average Per Loan:
Age of insured in loans receivable	75.3	75.5	75.3	75.5
Life expectancy of insured (years)	14.7	13.3	14.7	13.3
Monthly premium	$6.3	$6.7	$6.3	$6.7
Loan receivable, net	$278.2	$316.8	$278.2	$316.8
Interest rate	11.9%	11.3%	11.9%	11.3%
Period Acquisitions — Policies Owned
Number of policies acquired	60	—	79	—
Average age of insured at acquisition	78.6	—	78.1	—
Average life expectancy — Calculated LE (Years)	10	—	10.2	—
Average death benefit	$4,782	—	$4,733	—
Aggregate purchase price	$21,796	—	$25,705	—
Aggregate fair value at acquisition	$36,084	—	$48,329	—
Policies acquired, Percent of fair value paid	60.4%	—	53.5%	—
End of Period — Policies Owned
Number of policies owned	118	22	118	22
Average Life Expectancy — Calculated LE (Years)	10.5	14.4	10.5	14
Aggregate Death Benefit	$565,046	$56,895	$565,046	$56,895
Aggregate fair value	$74,678	$2,299	$74,678	$2,299
Monthly premium — average per policy	$10.5	$3.6	$10.5	$3.6

*	Type 1 loans are collateralized by life insurance policies that have been in force less than two years.

**	Type 2 loans are collateralized by life insurance policies that have been in force longer than two years.

Three Months ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Income

Agency Fee Income.  Agency fee income was $1.6 million for the three months ended June 30, 2011 compared to $2.4 million for the same period in 2010, a decrease of $870,000, or 36%. Agency fee income is earned solely as a function of originating loans. We funded 15 loans during the three months ended June 30, 2011, a 21% decrease compared to the 19 loans funded during the same period of 2010 under the legacy LPIC program. The Company began originating loans using equity capital in late February 2011 after the completion of our initial public offering.

Agency fees as a percentage of the principal balance of the loans originated during each period was as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2011	2010

Principal balance of loans originated	$4,147	$4,896
Number of transactions originated	15	19
Agency fees	$1,569	$2,439
Agency fees as a percentage of the principal balance of loans originated	37.8%	49.8%

Interest Income.  Interest income was $2.5 million for the three months ended June 30, 2011 compared to $5.9 million for the same period in 2010, a decrease of $3.3 million or 57%. Interest income declined as the balance of loans receivable, net decreased from $174.3 million as of June 30, 2010 to $58.1 million as of June 30, 2011 due to significant loan maturities from our LIPC legacy loan program. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of June 30, 2011 and 2010 was 11.1% and 11.6%, respectively.

Origination Fee Income.  Origination fee income was $1.8 million for the three months ended June 30, 2011, compared to $5.6 million for the same period in 2010, a decrease of $3.8 million, or 67%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged to the borrower after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC provider. Origination fees as a percentage of the principal balance of the loans originated was 24% during the three months ended June 30, 2011 compared to 43% for the same period in 2010.

Gain on Forgiveness of Debt.  Gain on forgiveness of debt was $2.1 million for the three months ended June 30, 2011 compared to $2.8 million for the same period in 2010, an decrease of $629,000, or 23%. These gains arise out of a settlement agreement with Acorn Capital. Only 2 loans out of 119 loans financed in the Acorn facility remained outstanding as of June 30, 2011. The gains were partially offset by a loss on loan payoffs, net related to Acorn loans of $1.4 million and $1.6 million during the three months ended June 30, 2011, and 2010, respectively.

Unrealized Change in Fair Value of Life Settlements.  Change in fair value of life settlements was approximately $17.7 million for the three months ended June 30, 2011 compared to $1,000 for the same period in 2010. During the three months ended June 30, 2011, the Company acquired certain life insurance policies through purchases in the life settlement market and others were acquired as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. Total aggregate death benefit of polices purchased during the quarter was $286.9 million. Total purchase price as a percent of aggregate death benefit acquired was 7.6%.

Servicing fee income.  Servicing fee income was $567,000 for the three months ended June 30, 2011 compared to $0 for the same period in 2010. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010.

Expenses

Interest Expense.  Interest expense was $2.5 million for the three months ended June 30, 2011 compared to $7.5 million for the same period in 2010, a decrease of $5.0 million, or 66%. The decrease in interest expense is due to a decline in notes payable from $179.8 million as of June 30, 2010 to $37.3 million as of June 30, 2011, a decrease of $142.5 million, or 79%.

Provision for Losses on Loans Receivable.  Provision for losses on loans receivable was $21,000 for the three months ended June 30, 2011 compared to $(257,000) for the same period in 2010, an increase of $278,000. This provision records loan impairments on existing loans, if any, in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy.

Loss on Loan Payoffs and Settlements, Net.  Loss on loan payoffs and settlements, net, was $1.1 million for the three months ended June 30, 2011 compared to $1.8 million for the same period in 2010, a decrease of $749,000, or 41%. In the three months ended June 2011, we wrote off 8 loans compared to 12 loans written off in the same period in 2010, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of $320,000 and gain on loan payoffs and settlements, net, of $802,000 for the three months ended June 30, 2011 and 2010, respectively.

Amortization of Deferred Costs.  Amortization of deferred costs was $1.6 million during the three months ended June 30, 2011 as compared to $5.8 million for the same period in 2010, a decrease of $4.2 million, or 72%. Lender protection insurance related costs accounted for $1.2 million and $4.9 million of total amortization of deferred costs during the three months ended June 30, 2011 and 2010, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and is in run-off. Only $3.7 million of lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.6 million for the three months ended June 30, 2011 compared to $2.1 million for the three months ended June 30, 2010, an increase of $475,000 or 23%, primarily due to a $300,000 increase in payroll during the three months ended June 30, 2011, compared to the same period in the prior year.

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

The aging of our agency fees receivable as of the dates below is as follows (in thousands):

	June 30,	December 31,
	2011	2010

30 days or less from loan funding	$265	$559
31 — 60 days from loan funding	—	—
61 — 90 days from loan funding	13
91 — 120 days from loan funding	—	—
Over 120 days from loan funding	277	207

Total	$555	$766
Allowance for doubtful accounts	(289)	(205)

Agency fees receivable, net	$266	$561

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the three months ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Months Ended
	June 30,
	2011	2010

Balance at beginning of period	$279	$175
Provision for bad debts	37	8
Write-offs	(27)	—
Recoveries	—	—

Balance at end of period	$289	$183

The allowance for doubtful accounts for past due agency fees as of June 30, 2011 was $289,000 as compared to $205,000 as of December 31, 2010. The increase was primarily attributable to approximately $37,000 of additional reserves for new loan activity in the three months ended June 2011. Throughout 2011, we continued to evaluate the collectability of agency fee receivables and recorded approximately $37,000 in bad debt expense during the three months ended June 30, 2011.

Six months ended June 30, 2011 Compared to Six months Ended June 30, 2010

Income

Agency Fee Income.  Agency fee income was $5.6 million for the six months ended June 30, 2011 compared to $7.7 million for the same period in 2010, a decrease of $2.1 million, or 27%. Agency fee income is earned solely as a function of originating loans. We funded only 47 loans during the six months ended June 30, 2011, a 34% decrease compared to the 71 loans funded during the same period of 2010. This reduction in the number of loans originated was caused by the termination of the LPIC program as of December 31, 2010, when the Company stopped originating loans using debt capital. The Company began originating loans using equity capital in late February 2011 after the completion of our initial public offering.

Agency fees as a percentage of the principal balance of the loans originated during each period was as follows (dollars in thousands):

	For the Six Months
	Ended June 30,
	2011	2010

Principal balance of loans originated	$15,836	$15,457
Number of transactions originated	47	71
Agency fees	$5,627	$7,717
Agency fees as a percentage of the principal balance of loans originated	35.5%	49.9%

Interest Income.  Interest income was $4.6 million for the six months ended June 30, 2011 compared to $11.3 million for the same period in 2010, a decrease of $6.8 million or 60%. Interest income declined as the balance of loans receivable, net decreased from $174.3 million as of June 30, 2010 to $58.1 million as of June 30, 2011 due to significant loan maturities within the legacy LPIC loan program. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of June 30, 2011 and 2010 was 11.6% and 11.1%, respectively.

Origination Fee Income.  Origination fee income was $4.1 million for the six months ended June 30, 2011, compared to $12.9 million for the same period in 2010, a decrease of $8.8 million, or 68%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged to the borrower after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC provider. Origination fees as a percentage of the principal balance of the loans originated was 25.2% during the six months ended June 30, 2011 compared to 41.8% for the same period in 2010.

Gain on Forgiveness of Debt.  Gain on forgiveness of debt was $4.7 million for the six months ended June 30, 2011 compared to $4.5 million for the same period in 2010, an increase of $149,000, or 3%. These gains arise out of a settlement agreement with Acorn Capital, as previously described. Only 2 loans out of 119 loans financed in the Acorn facility remained outstanding as of June 30, 2011. The gains were substantially offset by a loss on loan payoffs, net related to Acorn loans of $4.6 million and $3.3 million during the six months ended June 30, 2011, and 2010, respectively.

Unrealized Change in Fair Value of Life Settlements.  Change in fair value of life settlements was approximately $28.9 million gain for the six months ended June 30, 2011 compared to $201,000 loss for the same period in 2010. During the six months ended June 30, 2011, the Company acquired 79 life insurance policies through purchases in the life settlement market and as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. Total aggregate death benefit of polices purchased during the quarter was $373.9 million. Total purchase price as a percent of aggregate death benefit acquired was 6.9%. We recorded unrealized change in fair value of approximately $28.9 million during the six months ended June 30, 2011 which included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation, as described in footnote 2 Principles of Consolidation and Basis of Presentation. These changes impacted the unrealized change in fair value by $3.0 million on 41 life settlement policies owned as of December 31, 2010.

Servicing fee income.  Servicing fee income was $1.1 million for the six months ended June 30, 2011 compared to $0 for the same period in 2010. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010.

Expenses

Interest Expense.  Interest expense was $5.5 million for the six months ended June 30, 2011 compared to $15.3 million for the same period in 2010, a decrease of $9.8 million, or 64%. The decrease in interest expense is due to a decline in notes payable from $179.8 million as of June 30, 2010 to $37.3 million as of June 30, 2011, a decrease of $142.5 million, or 79.3%.

Provision for Losses on Loans Receivable.  Provision for losses on loans receivable was $129,000 for the six months ended June 30, 2011 compared to $3.0 million for the same period in 2010, a decrease of $2.9 million, or 96%. The decrease in the provision during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was due to less loan impairments recorded on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy and a decrease in loan impairment related to new loans originated. There were fewer new loans originated during the six months ended June 30, 2011 as compared to the same period in 2010, as noted previously. The loan impairment valuation was 8.9% and 7.1% of the carrying value of the loan receivables as of June 30, 2011 and 2010, respectively.

Loss on Loan Payoffs and Settlements, Net.  Loss on loan payoffs and settlements, net, was $3.7 million for the six months ended June 30, 2011 compared to $3.3 million for the same period in 2010, an increase of $353,000, or 11%. In the first six months of 2011, we wrote off 13 loans compared to 20 loans written off in the first six months of 2010, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of $205,000 and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

Amortization of Deferred Costs.  Amortization of deferred costs was $3.5 million during the six months ended June 30, 2011 as compared to $11.6 million for the same period in 2010, a decrease of $8.1 million, or 70%. Lender protection insurance related costs accounted for $2.8 million and $10.0 million of total amortization of deferred costs during the six months ended June 30, 2011 and 2010, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010. Only $3.7 million of lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.2 million for the six months ended June 30, 2011, compared to $4.7 million for the same period prior year an increase of $418,000 or 9%.

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

	June 30,	December 31,
	2011	2010

30 days or less from loan funding	$265	$559
31 — 60 days from loan funding	—	—
61 — 90 days from loan funding	13	—
91 — 120 days from loan funding	—	—
Over 120 days from loan funding	277	207

Total	$555	$766
Allowance for doubtful accounts	(289)	(205)

Agency fees receivable, net	$266	$561

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the six months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2011	2010

Balance at beginning of period	$204	$120
Provision for bad debts	112	63
Write-offs	(27)	—
Recoveries	—	—

Balance at end of period	$289	$183

The allowance for doubtful accounts for past due agency fees as of June 30, 2011 was $289,000 as compared to $205,000 as of December 31, 2010. The increase was primarily attributable to approximately $112,000 of additional reserves for new loan activity in the first quarter of 2011. Throughout 2011, we continued to evaluate the collectability of agency fee receivables and recorded approximately $112,000 in bad debt expense during the six months ended June 30, 2011.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Income
Realized gain on sale of structured settlements	$2,049	$3,263	$3,217	$3,263
Interest income	175	63	175	212
Unrealized change in fair value of investments	375	—	1,217	—
Other income	100	34	145	49

	2,699	3,360	4,754	3,524
Direct segment expenses
SG&A expenses	4,334	3,102	8,334	5,730

Segment operating loss	$(1,635)	$258	$(3,580)	$(2,206)

The following table highlights certain selected operating data in our structured settlements segment for the periods indicated (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Period Originations:
Number of transactions	245	142	407	247
Number of transactions from repeat customers	92	24	140	48
Weighted average purchase discount rate	18.3%	19.9%	18.3%	18.9%
Face value of undiscounted future payments purchased	$25,180	$12,958	$41,716	$20,255
Amount paid for settlements purchased	$5,438	$3,566	$8,651	$6,140
Marketing costs	$1,201	$1,374	$2,459	$2,422
Selling, general and administrative (excluding marketing costs)	$3,133	$1,727	$5,875	$3,308
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$102.8	$91.3	$102.5	$82.0
Amount paid for settlement purchased	$22.2	$25.1	$21.3	$24.9
Time from funding to maturity (months)	149	129	154	127
Marketing cost per transaction	$4.9	$9.7	$6.0	$9.8
Segment selling, general and administrative (excluding marketing costs) per transaction	$12.8	$12.2	$14.4	$13.4
Period Sales:
Number of transactions originated and sold	199	219	408	219
Realized gain on sale of structured settlements	$2,049	$3,263	$3,217	$3,263
Average sale discount rate	11.6%	8.9%	10.1%	8.9%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Income

Interest Income.  Interest income was $175,000 for the three months ended June 30, 2011 compared to $63,000 for the same period in 2010, an increase of $112,000.

Realized Gain on Sale of Structured Settlements.  Realized gain on sale of structured settlements was $2.0 million for the three months ended June 30, 2011 compared to $3.3 million for the same period in 2010, a decrease of $1.2 million or 37%. During the three months ending June 30, 2011, we sold 199 structured settlements for a gain of $2.0 million compared to 219 sales, for a gain of $3.3 million, during the same period in 2010. The decrease in gain on sale was due to primarily to a higher average sale discount rate on life-contingent structured settlements sold into the CSI facility.

Unrealized Change in Fair Value of Structured Settlement Receivables.  Unrealized change in fair value of investments and structured receivables was $375,000 for the three months ended June 30, 2011 compared to $0 for the same period in 2010. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.3 million for the three months ended June 30, 2011 compared to $3.1 million for the same period in 2010, an increase of $1.2 million or 40%. This increase was due primarily to an increase in personnel expenses of $542,000 due to hiring additional employees and an increase in various general expenses of $216,000. In addition, we recorded additional variable expenses associated with the increase in the number of structured settlements originated during the period, including an increase in legal expenses of $662,000. These increases were partially offset by a $144,000 decrease in advertising expense for the three months ended June 30, 2011 compared to the same period in 2010.

Six months ended June 30, 2011 Compared to Six months Ended June 30, 2010

Income

Interest Income.  Interest income was $175,000 for the six months ended June 30, 2011 compared to $212,000 for the same period in 2010 a decrease of $37,000.

Realized Gain on Sale of Structured Settlements.  Realized gain on sale of structured settlements was $3.2 million for the six months ended June 30, 2011 compared to $3.3 million for the same period in 2010. During the six months ended June 30, 2010, we sold 219 of structured settlements for a gain of $3.3 million. During the six-month period ending June 30, 2011, we sold 408 structured settlements for a gain of $3.2 million. Included in these results was a portfolio purchase and sale of 131 transactions that resulted in a gain of $64,000.

Unrealized Change in Fair Value of Structured Settlement Receivables.  Unrealized change in fair value of investments and structured receivables was $1.2 million for the six months ended June 30, 2011 compared to $0 for the same period in 2010. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.3 million for the six months ended June 30, 2011 compared to $5.7 million for the same period in 2010, an increase of $2.6 million or 45%. This increase was due primarily to an increase in personnel expenses of $1.1 million due to hiring additional employees and an increase in various general expenses of $564,000. In addition, we recorded additional variable expenses associated with the increase in the number of structured settlements originated during the period, including an increase in legal expenses of $786,000 and an increase in processing fees of $141,000

Liquidity and Capital Resources

Historically, we have funded operations primarily from cash flows from operations and various forms of debt financing insured by LPIC. Prior to January 1, 2011, we funded new life finance loans through a credit facility with Cedar Lane Capital, LLC (“Cedar Lane”). In addition to available cash, we believe that we have various funding alternatives for the purchase of structured settlements.

In February 2011, we completed our initial public offering of common stock. We received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses. We intend to use approximately $130.0 million of the net proceeds in our life finance segment and up to $20.0 million in our structured settlement activities. We intend to use the remaining proceeds for general corporate purposes.

Our liquidity needs for the next two years are currently expected to be met primarily through cash flows from operations, the net proceeds from our recently completed initial public offering and commitments for sales of structured settlements. See further discussion of cash flows below. Capital expenditures have historically not been material and we do not anticipate making material capital expenditures in 2011. During the three months ended June 30, 2011 the Company invested approximately $113.0 million of the cash proceeds it received from its initial public offering in an investment portfolio comprising of approximately $103.0 million fixed income investments, primarily corporate bonds and government bonds and $10.0 million in U.S. Treasuries. .

Debt Financings Summary

We had the following debt outstanding as of June 30, 2011, which includes the credit facilities used in our life finance business (in thousands):

			Total
	Outstanding	Accrued	Principal
	Principal	Interest	and Interest

Credit Facilities:
Acorn	$227	$102	$330
White Oak	9,280	4,514	13,793
Cedar Lane	27,838	5,676	33,514

Total	$37,345	$10,292	$47,637

As of June 30, 2011, we had total debt outstanding of $37.3 million of which $37.1 million or 99.4% is owed by our special purpose entities which were established for the purpose of obtaining debt financing to fund our life finance loans under the legacy LPIC loan program. Debt owed by these special purpose entities is generally non-recourse to us and our other subsidiaries. This debt is collateralized by life insurance policies with lender protection insurance underlying life finance loans that we have assigned, or in which we have sold participations rights, to our special purpose entities. One exception is the Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations. Our CEO and our COO made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our CEO and our COO for such non-financial performance reasons, then our indemnification obligations to our CEO and our COO may require us to indemnify them for losses they may incur under these guaranties.

With the exception of the Acorn facility, the credit facilities are expected to be repaid with the proceeds from loan maturities. We expect the lender protection insurance, subject to its terms and conditions, to ensure liquidity at the time of loan maturity and, therefore, we do not anticipate significant, if any, additional cash outflows at the time of debt maturities in excess of the amounts to be received by the loan payoffs or lender protection insurance claims. If loans remaining under the Acorn credit facility do not pay off at the time of maturity, pursuant to a settlement agreement, Acorn’s successor, ABRG will assume possession of the insurance policies that collateralize the life finance loans and the related debt will be forgiven.

The following table summarizes the maturities of principal and interest outstanding as of June 30, 2011, for our credit facilities previously used to fund life finance loans (dollars in thousands):

	Weighted	Principal	Principal and Interest Payable
	Average	and Interest	Six Months	Year	Year
	Interest	Outstanding	Ending	Ending	Ending
Credit Facilities	Rate	at 6/30/2011	12/31/2011	12/31/2012	12/31/2013

Acorn	14.5%	$330	$330	$—	$—
White Oak	20.4%	13,793	13,793	—	—
Cedar Lane	19.3%	33,514	15,061	18,364	89

Totals		$47,637	$29,184	$18,364	$89

Weighted average interest rate		19.6%	19.8%	19.3%	19.3%

After December 31, 2010, we ceased originating life finance loans with lender protection insurance. As a result, we no longer originate new life finance loans under these credit facilities.

The material terms of certain of our funding agreements are described below:

White Oak Global Advisors, LLC Facility

On March 13, 2009, Imperial Life Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into a financing agreement with CTL Holdings II, LLC to borrow funds to finance its purchase of life finance loans originated by us or the participation interests therein. White Oak Global Advisors, LLC subsequently replaced CTL Holdings II, LLC as the administrative agent and collateral agent with respect to this facility. The original financing agreement provided for up to $15.0 million of multi-draw term loans. In September 2009, this financing agreement was amended to increase the commitment by $12.0 million to a total commitment of $27.0 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of June 30, 2011 was 19.7%. The loans are payable as the corresponding life finance loans mature. The agreement requires that each loan originated under the facility be covered by lender protection insurance. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. In addition, the obligations of Imperial Life Financing II, LLC have been guaranteed by Imperial Life finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us except to the extent of Imperial Life finance, LLC’s equity interest in Imperial Life Financing II, LLC. After December 31, 2010, we ceased originating life finance loans with lender protection insurance. As a result, we are no longer able to originate new life finance loans under this facility

We are subject to several restrictive covenants under the facility. The restrictive covenants include that Imperial Life Financing II, LLC cannot: (i) create, incur, assume or permit to exist any lien on or with respect to any property, (ii) incur, assume, guarantee or permit to exist any additional indebtedness (other than subordinated indebtedness), (iii) declare or pay any dividend or other distribution on account of any equity interests of Imperial Life Financing II, LLC, (iv) make any repurchase, redemption, retirement, defeasance, sinking fund or similar payment, or acquisition for value of any equity interests of Imperial Life Financing II, LLC or its parent (direct or indirect), (v) issue or sell or enter into any agreement or arrangement for the issuance and sale of any shares of its equity interests, any securities convertible into or exchangeable for its equity interests or any warrants, or (vi) finance with funds (other than the proceeds of the loan under the financing agreement) any insurance premium loan made by Imperial Life finance, LLC or any interest therein.

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

Class A Note

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

Life Finance Loan Maturities

The following table summarizes the maturities of our life finance loans outstanding as of June 30, 2011 (dollars in thousands):

	Principal and Interest Payable
	Total at	Year Ending	Year Ending	Year Ending
	6/30/2011	12/31/2011	12/31/2012	12/31/2013

Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$72,435	$40,171	$29,011	$3,253
Weighted average per annum interest rate	11.6%	11.3%	11.7%	13.8%
Per annum origination fee as a percentage of the principal balance of the loan at origination	25.7%	20.8%	18.9%	12.2%

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(11,907)	$(8,628)	$(22,886)	$(17,025)
Investing activities	(123,678)	25,628	(134,198)	30,567
Financing activities	(11,597)	(14,359)	161,527	(19,303)

Increase (decrease) in cash and cash equivalents	$(147,182)	$2,641	$4,443	$(5,761)

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2011 was $11.9 million, an increase of $3.3 million from $8.6 million of cash used in operating activities for the same period in 2010. The increase was primarily attributable to a $3.2 million increase in selling, general and administrative expenses, an increase of $3.5 million in prepaid expenses, offset by a $1.4 million increase in agency fee collections, and a $1.7 million reduction in cash paid for interest.

Net cash used in operating activities for the six months ended June 30, 2011 was $22.9 million, an increase of $5.9 million from $17.0 million of cash used in operating activities for the same period in 2010. The increase is primarily due to a $5.2 million increase in selling, general and administrative expenses, an increase in prepaid and other assets of $1.4 million, a decrease in accounts payable and accrued expenses of $6.2 million, offset by a $5.6 million reduction in cash paid for interest and $2.8 million less in collections of agency fee receivables.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2011 was $123.7 million, an increase of $149.3 million from $25.6 million of cash provided by investing activities for the same period in 2010. The increase was primarily due to $113.0 million used to purchase investment securities available for sale, $20.6 million used to purchase investments in life settlements and a $6.3 million decrease in proceeds from loan payoffs.

Net cash used in investing activities for the six months ended June 30, 2011 was $134.2 million, an increase of $164.8 million from $30.6 million of net cash provided by investing activities for the same period in 2010. The increase was primarily due to $113.0 million used to purchase investment securities available for sale, $24.3 million used to purchase investments in life settlements, and a $19.4 million decrease in proceeds from loan payoffs.

Financing Activities

Net cash used by financing activities for the three months ended June 30, 2011 was $11.6 million, a decrease of $2.8 million from $14.4 million of cash used in financing activities for the same period in 2010. The decrease was primarily due to a $24.6 million decrease in cash used in repayment of borrowings from credit facilities and affiliates, a $4.1 million increase in cash used in payment of financing fees, offset by a decrease of $25.4 million of cash provided by borrowings under credit facilities and affiliates.

Net cash provided by financing activities for the six months ended June 30, 2011 was $161.5 million, an increase of $180.8 million from $19.3 million of cash used in financing activities for the same period in 2010. The increase was primarily due to the receipt of net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses in connection with our recently completed initial public offering.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2011 (in thousands):

Contractual Obligations

		Due in Less	Due	Due	More than
	Total	than 1 Year	1-3 Years	3-5 Years	5 Years

Credit facilities(1)	$37,345	$21,875	$15,470	$—	$—
Expected interest payments(2)	10,749	7,766	2,983	—	—
Operating leases	398	278	120	—	—
Estimated tax payments for uncertain tax positions	6,295		6,295	—	—

Total	$54,787	$29,919	$24,868	$—	$—

(1)	Credit facilities include principal outstanding related to facilities that were used to fund life finance loans.

(2)	Expected interest payments are calculated based on outstanding balances of our credit facilities as of June 30, 2011 and assumes repayment of principal and interest at the maturity date of the related life finance loan, which may be prior to the final maturity of the credit facility.

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

Credit Risk

In our life finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the fair value of the policy and, to a lesser extent, the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding life finance loans for policies issued by companies that have a credit rating of at least “A” by Standard & Poor’s, at least “A3” by Moody’s, at least “A” by A.M. Best Company or at least “A+” by Fitch. At June 30, 2011 all of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “AAA” to “BBB-”) by Standard & Poor’s.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	June 30,
	2011	2010

Percentage of total number of loans outstanding with lender protection insurance	74.6%	92.5%
Percentage of total loans receivable, net balance covered by lender protection insurance	69.5%	93.8%

For the loans that had lender protection insurance and that matured during the six months ended June 30, 2011 and the year ended December 31, 2010, the lender protection insurance claims paid to us were 95.7% and 95.5%, respectively, of the carrying value of the insured loans.

Our life finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of outstanding loan balance as of June 30, 2011:

	Percentage of	Percentage of
	Total Outstanding	Total Death	Moody’s	S&P
Carrier	Loan Balance	Benefit	Rating	Rating

Lincoln National Life Insurance Company	19.6%	17.2%	A2	AA-
ReliaStar Life Insurance Company	14.2%	15.6%	A2	A
Sun Life Assurance Company of Canada	11.6%	16.3%	Aa3	AA-
Principal Life Insurance Company	10.4%	12.5%	Aa3	A

As of June 30, 2011, our lender protection insurer, Lexington, had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

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

Interest Rate Risk

In our life finance segment, most of our credit facilities and promissory notes provide us with fixed-rate financing. Therefore, fluctuations in interest rates currently have minimal impact, if any, on our interest expense under these facilities. However, increases in interest rates may impact the rates at which we are able to obtain financing in the future.

We earn revenue from interest charged on loans, loan origination fees and fees from referring agents. In addition, we earn income on the unrealized changes in fair value of life insurance policies we acquire in the life settlement and secondary markets. We receive interest income that accrues over the life of the life finance loan and is due at maturity. Substantially all of the interest rates we charge on our life finance loans are floating rates that are calculated at the one-month LIBOR rate plus an applicable margin. In addition, our life finance loans have a floor interest rate and are capped at 16.0% per annum. For loans with floating rates, each month the interest rate is recalculated to equal one-month LIBOR plus the applicable margin, and then, if necessary, adjusted so as to remain at or above the stated floor rate and at or below the capped rate of 16.0% per annum. While the floor and cap interest rates mitigate our exposure to changes in interest rates, our interest income may nonetheless be impacted by changes in interest rates. Origination fees are fixed and are therefore not subject to changes based on movements in interest rates, although we do charge interest on origination fees.

As of June 30, 2011, we owned investments in life settlements (life insurance policies) in the amount of $82.6 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements (life insurance policies), including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements (life insurance policies) due to normal changes in interest rates as a material risk.

In our structured settlements segment, our profitability is affected by levels of and fluctuations in interest rates. Such profitability is largely determined by the difference, or “spread,” between the discount rate at which we purchase the structured settlements and the discount rate at which we can resell these assets or the interest rate at which we can finance those assets. Structured settlements are purchased at effective yields which are fixed, while rates at which structured settlements are sold, with the exception of forward purchase arrangements, are generally a function of the prevailing market rates for short-term borrowings. As a result, increases in prevailing market interest rates after structured settlements are acquired could have an adverse effect on our yield on structured settlement transactions. Currently, we do not view this risk to be material because nearly all of our structured settlements acquired are sold into forward purchase arrangements.

Risks Associated with Investments Securities Available for Sale

Imperial purchases fixed income securities and U.S. Treasuries to provide consistent investment income, preserve capital and provide liquidity to fund expected premium payments. Changes in market interest rates associated with Imperial’s investment securities could have a material adverse effect on Imperial’s carrying value of its securities. Temporary changes in the carrying value of securities classified as available for sale are reflected, net of taxes, as a component of stockholders’ equity, while other-than-temporary impairment charges, if any, are recorded in earnings. See Note 6 to the accompanying condensed notes to consolidated financial statements.

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

Through June 30, 2011, we used approximately $35.8 million of the net proceeds in our life financing lending activities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.	Exhibits

See the Exhibit Index following the Signatures page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr. Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer (Principal Financial Officer)

/s/ Antony Mitchell Antony Mitchell	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2011

EXHIBIT INDEX

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The Agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit No.		Description

Exhibit 10	.1++	Purchase and Contribution Agreement dated as of April 12, 2011 between Washington Square Financial, LLC, as the Seller, and Contingent Settlements, LLC, as the Purchaser
Exhibit 10	.2++	Trust Agreement dated as of April 12, 2011 between Contingent Settlements I, LLC, as the Trust Depositor, and Wilmington Trust Company, as Trustee
Exhibit 31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	.	Interactive Data Files
Exhibit 101	.INS**+	XBRL Instance Document
Exhibit 101	.SCH**+	XBRL Taxonomy Extension Schema Document
Exhibit 101	.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101	.DEF**+	XBRL Taxonomy Definition Linkbase Document
Exhibit 101	.LAB**+	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2
Exhibit 101	.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Submitted electronically with this Quarterly Report

++	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.