Form 10-Q
period 2011-09-30
Imperial Holdings, Inc.
filed 2011-11-14
CIK 1494448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 2, 2011, the Registrant had 21,202,614 common voting shares outstanding, with a par value of $0.01 per share.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(In thousands except share data)

ASSETS
Assets
Cash and cash equivalents	$18,840	$14,224
Restricted cash	691	691
Certificate of deposit — restricted	1,013	880
Investment securities available for sale, at estimated fair value	76,274	—
Agency fees receivable, net of allowance for doubtful accounts	301	561
Deferred costs, net	3,038	10,706
Prepaid expenses and other assets	2,109	1,868
Deposits on purchases of life settlements (life insurance policies)	1,083	—
Deposits — other	636	692
Interest receivable	7,848	13,140
Loans receivable, net	46,446	90,026
Structured settlement receivables, net	5,578	2,536
Investment in life settlements, at estimated fair value	91,967	17,138
Fixed assets, net	685	876
Investments in affiliates	1,341	79

Total assets	$257,850	$153,417

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$3,117	$3,425
Accrued expenses — related parties	—	71
Payable for purchase of structured settlements	—	224
Other liabilities	1,614	7,913
Lender protection insurance claims received in advance	—	31,154
Interest payable	8,119	13,765
Interest payable — related parties	—	55
Notes payable and debenture payable, net of discount	28,178	89,207
Notes payable — related parties	—	2,402
Income taxes payable	6,295	—
Deferred tax liability	1,325	—

Total liabilities	48,648	148,216
Member units — preferred (zero and 500,000 authorized in the aggregate as of September 30, 2011 and December 31, 2010, respectively)
Member units — Series A preferred (zero and 90,796 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	—	4,035
Member units — Series B preferred (zero and 25,000 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	—	2,500
Member units — Series C preferred (zero and 70,000 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	—	7,000
Member units — Series D preferred (zero and 7,000 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	—	700
Member units — Series E preferred (zero and 73,000 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	—	7,300
Member units — common (zero and 500,000 authorized; zero and 337,500 outstanding as of September 30, 2011 and December 31, 2010, respectively)	—	11,462
Common stock (80,000,000 and zero authorized; 21,202,614 and zero issued outstanding as of September 30, 2011 and December 31, 2010, respectively)	212	—
Additional paid-in-capital	237,346	—
Accumulated other comprehensive income	(44)	—
Accumulated deficit	(28,312)	(27,796)

Total stockholders’/members’ equity	209,202	5,201

Total liabilities and stockholders’/members’ equity	$257,850	$153,417

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

	(In thousands, except share and per share data)
Agency fee income	$937	$1,382	$6,564	$9,099
Interest income	2,289	4,254	7,031	15,795
Origination fee income	1,753	3,837	5,858	16,728
Realized gain on sale of structured settlements	2,240	1,585	5,457	4,848
Realized gain on sale of life settlements	—	1,480	5	1,954
Gain on forgiveness of debt	198	2,435	4,880	6,968
Unrealized change in fair value of life settlements	(14,074)	3,501	14,811	3,300
Unrealized change in fair value of structured settlements	928	1,505	2,145	1,505
Servicing fee income	376	—	1,447	—
Gain on maturities of life settlements with subrogation rights, net	3,188	—	3,188	—
Other income	402	42	922	195

Total income (loss)	(1,763)	20,021	52,308	60,392
Interest expense	1,660	5,299	7,141	18,342
Interest expense — related parties	—	1,550	290	5,902
Provision for losses on loans receivable	3,583	495	3,712	3,514
Loss on loan payoffs and settlements, net	261	1,007	3,927	4,320
Amortization of deferred costs	1,409	10,968	4,913	22,601
Selling, general and administrative expenses	11,701	7,242	31,403	21,401
Selling, general and administrative — related parties	—	283	86	717

Total expenses	18,614	26,844	51,472	76,797

Income (loss) before income taxes	(20,377)	(6,823)	836	(16,405)
Provision (benefit) for income taxes	(7,827)	—	1,352	—

Net income (loss)	$(12,550)	$(6,823)	$(516)	$(16,405)

Earnings (loss) per share:
Basic	$(0.59)	$(1.90)	$(0.03)	$(4.56)

Diluted	$(0.59)	$(1.90)	$(0.03)	$(4.56)

Weighted average shares outstanding:
Basic	21,202,614	3,600,000	18,728,435	3,600,000

Diluted	21,202,614	3,600,000	18,728,435	3,600,000

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDER’S/MEMBERS’ EQUITY (UNAUDITED)

For the Nine months Ended September 30, 2011 and 2010

	Member Units - Common		Member Units - Preferred A		Member Units - Preferred B		Member Units - Preferred C		Member Units - Preferred D		Member Units - Preferred E		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
	(in thousands, except per share data)
Balance, December 31, 2009	450,000	$19,924	90,796	$4,035	50,000	$5,000	—	$—	—	$—	—	$—	—	$—	$—	$(12,099)	$—	$16,860
Member contributions	—	—	—	—	—	—	70,000	7,000	7,000	700	73,000	2,300	—	—	—	—	—	10,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,405)	—	(16,405)

Balance, September 30, 2010	450,000	$19,924	90,796	$4,035	50,000	$5,000	70,000	$7,000	7,000	$700	73,000	$2,300	—	$—	$—	$(28,504)	$—	$10,455
Balance, December 31, 2010	337,500	$11,462	90,796	$4,035	25,000	$2,500	70,000	$7,000	7,000	$700	73,000	$7,300	—	$—	$—	$(27,796)	$—	$5,201
Conversion of Impex debt and membership units into common shares	(337,500)	(11,462)	(90,796)	(4,035)	(25,000)	(2,500)	(70,000)	(7,000)	(7,000)	(700)	(73,000)	(7,300)	2,300,273	23	38,132	—	—	5,158
Conversion of Skarbonka debt into common shares, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	1,272,727	13	23,693	—	—	23,706
Phantom shares converted into common shares	—	—	—	—	—	—	—	—	—	—	—	—	27,000	—	290	—	—	290
Issuance of common stock pursuant to IPO, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	17,602,614	176	174,057	—	—	174,233
Stock-based compensation post IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,174	—	—	1,174
Unrealized loss on investment securities available for sale, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(44)	(44)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(516)	—	(516)

Balance, September 30, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	21,202,614	$212	$237,346	$(28,312)	$(44)	$209,202

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine months Ended September 30,

	2011	2010

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(516)	$(16,405)
Adjustments to reconcile net income (loss) to net cash
Depreciation and amortization	457	561
Amortization of premiums and accretion of discounts on available for sale securities sale securities	823	—
Provision for doubtful accounts	575	105
Provision for losses on loans receivable	3,712	3,514
Stock-based compensation	1,464	—
Loss on loan payoffs and settlements, net	3,927	4,320
Origination fee income	(5,858)	(16,728)
Unrealized change in fair value of life settlements	(14,811)	(3,300)
Unrealized change in fair value of structured settlements	(2,145)	(1,505)
Gain on forgiveness of debt	(4,880)	(6,968)
Interest income on loans	(7,031)	(15,795)
Amortization of deferred costs	4,913	22,601
Accretion of discount on debenture payable	233	—
Gain on sale and prepayment of investment securities available for sale	(51)	—
Change in assets and liabilities:
Purchase of certificate of deposit	(125)	(200)
Deposits — other	(61)	283
Agency fees receivable	165	1,324
Structured settlement receivables	(354)	(3,634)
Prepaid expenses and other assets	(2,205)	(8,651)
Deferred costs	2,755	—
Due from related party	—	(1,007)
Accounts payable and accrued expenses	(6,903)	8,132
Interest receivable	(558)	—
Deferred tax liability	1,352	—
Interest payable	(4,183)	3,545

Net cash (used in) operating activities	(29,305)	(29,808)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(265)	(142)
Investment in life settlement fund	—	(727)
Purchase of investment securities available for sale	(121,818)	—
Proceeds from sale and prepayments of investment securities available for sale	44,700	—
Premiums paid on investments in life settlements	(9,863)	(334)
Deposits on purchases of life settlements (life insurance policies)	(965)	—
Purchases of investments in life settlements	(48,057)	—
Proceeds from sale of investments in life settlements	—	451
Proceeds from loan payoffs	39,166	119,066
Originations of loans receivable	(18,711)	(23,547)

Net cash (used in) provided by investing activities	(115,813)	94,767

Cash flows from financing activities
Member contributions	—	10,000
Payments of cash pledged as restricted deposits	—	(643)
Proceeds from initial public offering, net of offering expenses	174,233	—
Payment of financing fees	—	(5,416)
Repayment of borrowings under credit facilities	(27,378)	(65,119)
Repayment of borrowings from affiliates	—	(60,518)
Borrowings under credit facilities	234	35,249
Borrowings from affiliates	2,645	9,282

Net cash provided by (used in) financing activities	149,734	(77,165)

Net increase (decrease) in cash and cash equivalents	4,616	(12,206)
Cash and cash equivalents, at beginning of the period	14,224	15,891

Cash and cash equivalents, at end of the period	$18,840	$3,685

	For the Nine months Ended September 30,
	2011	2010
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$11,314	$19,324

Supplemental disclosures of non-cash financing activities:
Subscription to purchase Member units — Series E preferred	$—	$5,000

Repayment of borrowings paid directly by our lender protection insurance carrier	$—	$63,968

Conversion of debt to common stock	$35,158	$—

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

(1)   Description of Business

Imperial Holdings, Inc. (“Imperial,” the “Company,” “we,” or “us”), a Florida corporation, is a specialty finance company with a focus on providing premium financing for individual life insurance policies and purchasing life settlements and structured settlements. The Company manages these operations through two business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue/income from interest charged on loans, loan origination fees, agency fees from referring agents, unrealized changes in the fair value of life settlements the Company acquires and receipt of death benefits in respect of matured life insurance policies it owns. In the structured settlement business, the Company purchases structured settlements at a discounted rate and sells such assets to third parties.

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

On September 27, 2011, the Company learned of a government investigation (the “government investigation”) by the U.S. Attorney’s Office for the District of New Hampshire of the Company and certain employees, including its chairman and chief executive officer, president and chief operating officer, former general counsel, two vice presidents of certain of the Company’s life finance subsidiaries, three life finance sales executives and a funding manager. The Company has been informed that the focus of the government investigation concerns the Company’s premium finance loan business. The Company’s board of directors has formed a special committee, comprised of all of the Company’s independent directors, to conduct an independent investigation in connection with the government investigation. The Company is unable to predict the outcome of this matter or to estimate the range or amount of possible loss, which could be material, and no loss reserves have been recorded for this exposure.

On September 29, 2011, the Company, its chairman and chief executive officer, president and chief operating officer, chief financial officer, director of finance and accounting and an independent director were each named as defendants in a putative securities class action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Martin J. Fuller v. Imperial Holdings, Inc. et al. Also named as defendants were the underwriters of the Company’s initial public offering. That complaint asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended, alleging that the Company should have but failed to disclose in the registration statement for its initial public offering purported wrongful conduct relating to its life finance business which gave rise to the government investigation described above. On October 21, 2011, an amended complaint was filed that asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on similar allegations. On October 25, 2011, defendants removed the case to the United States District Court for the Southern District of Florida. On October 31, 2011, another putative class action case was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled City of Roseville Employees Retirement System v. Imperial Holdings, et al, naming the same defendants and also bringing claims under Sections 11, 12 and 15 of the Securities Act of 1933 based on similar allegations. In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation.

See Note 21, Commitments and Contingencies; Part II, Item 1, Legal Proceedings, and Risk Factors in Item 1A below.

Life Finance

In the life finance segment, the Company provides premium financing for individual life insurance policies and also purchases life insurance policies in the life settlement and secondary markets. A premium finance transaction is a transaction in which a life insurance policyholder obtains a loan, predominately through an irrevocable life insurance trust established by the insured, to pay insurance premiums for a fixed period of time. The Company’s typical premium finance loan is approximately two years in duration and is collateralized by the underlying life insurance policy. On each premium finance loan, the Company charges a loan origination fee and charges interest on the loan and charges the referring agent an agency fee. In addition, the Company earns income on the unrealized changes in fair value of life insurance policies it acquires and receipt of death benefits in respect of matured life insurance policies it owns.

The Company intends to suspend originating new premium finance loans and also expects to significantly reduce purchases of life settlements during the remainder of 2011.

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

(2)   Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Imperial Holdings, Inc. and all of its wholly owned subsidiaries and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity (see Note 14). Also included in the consolidated and combined financial statements is Imperial Life Financing, LLC which is owned by two shareholders of the Company and is combined with the Company for reporting purposes. All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated and combined financial statements have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Management evaluates securities for other than-temporary-impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the Company’s intent to hold the security until maturity or for a period of time sufficient for a recovery in value, whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the length of time and extent to which fair value has been less than amortized cost, the historical and implied volatility of the fair value of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency and recoveries or additional declines in fair value subsequent to the balance sheet date.

Gain on Maturities of Life Settlements with Subrogation Rights, net

Every credit facility entered into by subsidiaries of the Company between December 2007 and December 2010 to finance the premium finance lending business required lender protection insurance for each loan originated under such credit facility. Generally, when the Company exercises its right to foreclose on collateral the Company’s lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy, subject to the terms and conditions of the lender protection insurance policy, including notice and timing requirements. Otherwise, the lender protection insurer maintains its salvage collection and subrogation rights. The lender protection insurer’s salvage collection and subrogation rights generally provide a remedy by which the insurer can seek to recover an amount equal to but not greater than the amount of the lender protection claim paid plus premiums paid by it, expenses and interest thereon.

In those instances where the Company has foreclosed on the collateral, the lender protection insurer has maintained its salvage collection and subrogation rights, and has been covering the cost of the ongoing premiums needed to maintain these life insurance policies. However, the lender protection insurer may elect at any time to discontinue the payment of premiums which would result in lapse of the policies if the Company does not otherwise pay the premiums. The Company views these policies as having uncertain value because the lender protection insurer controls what happens to the policy from a payment of premium standpoint, and the amount of the lender protection insurer’s salvage collection and subrogation claim rights on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. For these reasons, these policies are considered contingent assets and not included in the amount of life settlements on the accompanying consolidated and combined balance sheet.

The Company accounts for the maturities of life settlements with subrogation rights, net of subrogation expenses as contingent gains in accordance with Accounting Standards Codification (ASC) 450, Contingencies and recognizes the revenue from the maturities of these policies when all contingencies are resolved.

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

Change in Accounting Estimate

The Company has elected to account for the life settlement policies it acquired using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions (see Note 15). During the first quarter of 2011, the Company made revisions to the application of its valuation technique and assumptions used to measure fair value of the life settlement policies it acquired. The Company accounted for this change in accounting estimate prospectively in accordance with ASC 250-10-45-17, Change in Accounting Estimate, resulting in recognition of a pretax gain of $3.0 million in the accompanying consolidated and combined statement of operations for the nine months ended September 30, 2011.

The most significant assumptions the Company estimates to measure the fair value of life settlement policies it acquires, consistently applied to each acquisition, are the life expectancy of the insured, the mortality table used and the discount rate, and these did not change during the first quarter of 2011. The Company’s decision to revise its fair value calculations used to value all life settlements on hand at December 31, 2010 was driven by two factors. Firstly, with consideration to the wind-down of the lender protection insurance coverage (LPIC) program which ended on December 31, 2010, the value of the collateral serving the Company’s new lending activity is no longer determined primarily by the limit of liability provided by the LPIC coverage. Instead, the value of the collateral is based solely on the Company’s valuation model. Secondly, as a result of the Company’s initial public offering in February, 2011 and the new capital structure provided by it, the Company planned to build and retain a large and diversified pool of life policies.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

(4)   Comprehensive Income

The following represents comprehensive income (loss) before tax and net of tax for the three and nine months ended September 30, 2011 and September 30, 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Unrealized gain (loss) on securities available for sale	$(130)	$—	$(71)	$—
Tax effect	50	—	27	—

Net of tax	(80)	—	(44)	—
Net income (loss) as reported	(12,550)	(6,823)	(516)	(16,405)

Total comprehensive income (loss)	$(12,630)	$(6,823)	$(560)	$(16,405)

(5)   Earnings Per Share

As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2010 to determine earnings per share for the three months and nine months ended September 30, 2011 and 2010.

As of September 30, 2011, there were 21,202,614 issued and outstanding shares.

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

The following tables reconcile actual basic and diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Basic earnings (loss) per share:
Numerator:
Net loss available to common stockholders	$(12,550)	$(6,823)	$(516)	$(16,405)

Denominator:
Weighted average common shares outstanding	21,202,614	3,600,000	18,728,435	3,600,000

Basic loss per share	$(0.59)	$(1.90)	$(0.03)	$(4.56)

Diluted earnings per share:
Numerator:
Net loss available to common stockholders	$(12,550)	$(6,823)	$(516)	$(16,405)

Denominator:
Diluted weighted average shares outstanding	21,202,614	3,600,000	18,728,435	3,600,000

Diluted loss per share(1)	$(0.59)	$(1.90)	$(0.03)	$(4.56)

(1)	The computation of diluted EPS did not include 665,956 options, 4,240,521 warrants and 3,507 shares of restricted stock for the three months and nine months ended September 30, 2011, as the effect of their inclusion would have been anti-dilutive.

Pro Forma Earnings Per Share

The pro forma earnings per share for the three months and nine months ended September 30, 2010, gives effect to (i) the consummation of the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units (including all accrued but unpaid dividends thereon) and all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of our common stock; (ii) the issuance of 27,000 shares of common stock to two of our employees pursuant to the terms of each of their respective phantom stock agreements; and (iii) the issuance and conversion of a $30.0 million debenture into 1,272,727 shares of our common stock as if these events had been completed by January 2010.

Unaudited pro forma net income attributable to common stockholders per share is computed using the weighted-average number of common shares outstanding, including the pro forma effect of (i) to (iii) above, as if such conversion occurred at January 1, 2010. The pro forma net income/(loss) reflects a reduction of interest expense of $0 and $178,000, net of tax for the three months and nine months ended September 30, 2011, respectively, and $420,000 and $2.5 million for the three months and nine months ended September 30, 2010, respectively, due to the conversion of a promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our recent offering.

The following tables reconcile pro forma basic and diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Basic earnings (loss) per share:
Numerator:
Net loss available to common stockholders(1)	$(12,550)	$(6,403)	$(338)	$(13,948)

Denominator:
Weighted average common shares outstanding	21,202,614	3,600,000	18,728,435	3,600,000

Basic loss per share	$(0.59)	$(1.78)	$(0.02)	$(3.87)

Diluted earnings (loss) per share:
Numerator:
Net loss available to common stockholders	$(12,550)	$(6,403)	$(338)	$(13,948)

Denominator:
Diluted weighted average shares outstanding	21,202,614	3,600,000	18,728,435	3,600,000

Diluted loss per share(2)	$(0.59)	$(1.78)	$(0.02)	$(3.87)

(1)	Reflects a reduction of interest expense of $0 and $178,000, net of tax for the three months and nine months ended September 30, 2011, respectively, and 420,000 and $2.5 million for the three months and nine months ended September 30, 2010, respectively, due to the conversion of our promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our recently completed initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our recently completed initial public offering.

(2)	The computation of diluted EPS did not include 665,956 options, 4,240,521 warrants and 3,507 shares of restricted stock for the three months and nine months ended September 30, 2011, as the effect of their inclusion would have been anti-dilutive.

(3)	For the pro forma period for the three months and nine months ended September 30, 2011 and 2010, the results of the Company being treated for the pro forma presentation as a “C” corporation resulted in no impact to the consolidated and combined balance sheet or statement of operations. The primary reasons for this are that the losses produce no current benefit and any net operating losses generated and other deferred assets (net of liabilities) at that time would have been fully reserved due to historical operating losses. The Company, therefore, has not recorded any pro forma tax provision.

(6)   Deposits on Purchases of Life Settlements

Deposits on purchases of life settlements is comprised of $1.1 million the Company paid to purchase three life insurance policies pursuant to life settlement contracts entered into during the three months ended September 30, 2011. In accordance with certain state laws, the contracts contain specified rescission periods which expire in October 2011. Upon expiration of the individual rescission periods, the Company will reclassify the amount paid to acquire the policies to investments in life settlements and will record the policies at their estimated fair value in the consolidated and combined balance sheet in accordance with ASC 860, Transfers and Servicing.

(7)   Gain on Maturities of Life Settlements with Subrogation Rights, net

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company has not collected the $10.0 million death benefit under this policy as of September 30, 2011.

The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expenses of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In accordance with ASC 450, the Company expects to recognize approximately $9.2 million in death benefits, net of related subrogation expenses (of approximately $800,000 as of September 30, 2011) on the larger policy when all contingencies are resolved.

The Company believes these contingent gains to be unpredictable because the lender protection insurer can discontinue paying the premiums necessary to keep a policy subject to subrogation and salvage claims in force at any time and the amount of the lender protection insurer’s subrogation and salvage claim on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

(8)   Deferred Costs

On February 11, 2011, the Company closed its initial public offering (IPO) of 16,666,667 shares of common stock at an offering price of $10.75 per share and received net proceeds of $174.2 million (see Note 20). Costs directly associated with the Company’s IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. Once the IPO was closed, these costs were recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in-capital. Deferred offering costs were approximately $0 and $2.8 million as of September 30, 2011, and December 31, 2010, respectively.

During 2010 and 2009, the Company paid lender protection insurance premiums which were being capitalized and are being amortized over the life of the loans using the effective interest method. The balance of costs related to lender protection insurance premium included in deferred costs in the accompanying balance sheet at September 30, 2011 and December 31, 2010 was approximately $2.0 million and $5.9 million, respectively. The state surplus taxes on the lender protection insurance premiums are 3.6% to 4.0% of the premiums paid. These costs were also capitalized and amortized over the life of the loans using the effective interest method. The balance of costs related to state surplus taxes included in deferred costs in the accompanying balance sheets at September 30, 2011 and December 31, 2010 was approximately $536,000 and $699,000, respectively.

During 2010 and 2009, the Company paid loan closing fees related to the closing of certain financing agreements. These costs were being capitalized and amortized over the life of the credit facilities using the effective interest method. The balance of costs related to securing credit facilities included in deferred costs in the accompanying balance sheet at September 30, 2011 and December 31, 2010 was approximately $524,000 and $1.4 million, respectively.

(9)   Investment Securities Available for Sale

The amortized cost and estimated fair values of securities available for sale at September 30, 2011 are as follows (in thousands):

	September 30, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$43,073	13	$(154)	$42,932
Government bonds	27,445	84	(13)	27,516
Other bonds	828	—	(2)	826
U.S. Treasuries	4,999	1	—	5,000

Total available for sale securities	$76,345	$98	$(169)	$76,274

The scheduled maturities of securities (in thousands) at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,513	$39,482
Due after one year but less than five years	25,093	24,982
Due after five years but less than ten years	11,739	11,810

Total available for sale securities	$76,345	$76,274

Information pertaining to securities with gross unrealized losses (in thousands) at September 30, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Corporate bonds	33,258	(154)	—	—	33,258	(154)
Government bonds	11,341	(13)	—	—	11,341	(13)
Other bonds	826	(2)			826	(2)

Total available for sale securities	$45,425	$(169)	$—	$—	$45,425	$(169)

Proceeds from sale of investment securities available for sale during the three months ended September 30, 2011 amounted to approximately $40.8 million, resulting in gross realized gains of approximately $74,000. There were no sales of investment securities prior to the third quarter of 2011.

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

None of the securities in unrealized loss positions at September 30, 2011 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity. At September 30, 2011, 45 securities were in unrealized loss positions. The amount of unrealized losses related to all of these securities was considered insignificant, totaling approximately $169,000. None of these securities were in a continuous unrealized loss position for 12 months or longer. No further analysis with respect to these securities was considered necessary.

(10)   Loans Receivable

A summary of loans receivables at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30, 2011	December 31, 2010
Loan principal balance	$43,192	$76,939
Loan origination fees, net	10,756	20,263
Loan impairment valuation	(7,502)	(7,176)

Loans receivable, net	$46,446	$90,026

An analysis of the changes in loans receivable principal balance during the three months and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Loan principal balance, beginning	$51,092	$150,126	$76,939	$167,692
Loan originations	2,549	2,788	18,385	18,245
Subsequent year premiums paid, net of reimbursement	34	124	326	5,301
Loan write-offs	(662)	(4,029)	(2,950)	(6,593)
Loan payoffs	(8,809)	(45,212)	(47,867)	(80,848)
Loans transferred to investments in life settlements	(1,012)	—	(1,641)	—

Loan principal balance, ending	$43,192	$103,797	$43,192	$103,797

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

In accordance with ASC 310, Receivables, the Company specifically evaluates all loans for impairment based on the fair value of the underlying policies as foreclosure is considered probable. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying policies. The provision for losses on loans receivable for uninsured loans has increased in the quarter ended September 30, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Note 15.

An analysis of the loan impairment valuation for the three months ended September 30, 2011 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$5,201	$1,189	$6,390
Provision for loan losses	3,264	319	3,583
Charge-offs	(963)	(118)	(1,081)

Balance at end of period	$7,502	$1,390	$8,892

An analysis of the loan impairment valuation for the three months ended September 30, 2010 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	12,434	2,303	14,737
Provision for loan losses	1,501	(1,006)	495
Charge-offs	(5,946)	154	(5,792)
Recoveries	—	—	—

Balance at end of period	$7,989	$1,451	$9,440

An analysis of the loan impairment valuation for the nine months ended September 30, 2011 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$7,176	$1,340	$8,516
Provision for loan losses	3,337	375	3,712
Charge-offs	(3,011)	(325)	(3,336)

Balance at end of period	$7,502	$1,390	$8,892

An analysis of the loan impairment valuation for the nine months ended September 30, 2010 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$11,599	$1,789	$13,388
Provision for loan losses	3,408	106	3,514
Charge-offs	(8,360)	(444)	(8,804)
Recoveries	1,342	—	1,342

Balance at end of period	$7,989	$1,451	$9,440

An analysis of the loan impairment valuation and recorded investment in loans (which includes principal, accrued interest and accreted origination fees, net of impairment) by loan type for the nine months ended September 30, 2011 is as follows (in thousands):

	Uninsured Loans	Insured Loans	Total
Loan impairment valuation
Balance at beginning of period	$1,055	$7,461	$8,516
Provision for loan losses	3,655	57	3,712
Charge-offs	(574)	(2,762)	(3,336)

Ending balance	$4,136	$4,756	$8,892

Ending balance: individually evaluated for impairment	$4,136	$4,756	$8,892

All loans were individually evaluated for impairment as of September 30, 2011. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality. Notwithstanding the foregoing, the provision for losses on loans receivable for uninsured loans has increased for the nine months ended September 30, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Note 15.

An analysis of the loan impairment valuation and recorded investment in loans (which includes principal, accrued interest and accreted origination fees, net of impairment) by loan type for the year ended December 31, 2010 is as follows (in thousands):

	Uninsured Loans	Insured Loans	Total
Loan impairment valuation
Balance at beginning of period	$1,983	$9,616	$11,599
Provision for loan losses	—	2,276	2,276
Charge-offs	(2,601)	(5,604)	(8,205)
Recoveries	1,506	—	1,506

Ending balance	$888	$6,288	$7,176

Ending balance: individually evaluated for impairment	$888	$6,288	$7,176

All loans were individually evaluated for impairment as of December 31, 2010. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality.

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at September 30, 2011 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$694	3.82%	$571	2.28%
AA+	—	0.00%	—	0.00%
AA	—	0.00%	—	0.00%
AA-	9,457	52.06%	11,292	45.12%
A+	3,784	20.83%	3,045	12.17%
A1	—	0.00%	—	0.00%
A	4,231	23.29%	10,118	40.43%
BB-	—	0.00%	—	0.00%

Total	$18,166	100%	$25,026	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of September 30, 2011, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at December 31, 2010 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$571	0.79%
AA+	—	0.00%	1,066	1.48%
AA	—	0.00%	278	0.39%
AA-	2,720	53.80%	40,847	56.83%
A+	2,336	46.20%	9,978	13.88%
A1	—	0.00%	2,235	3.11%
A	—	0.00%	16,443	22.87%
BB-	—	0.00%	465	0.65%

Total	$5,056	100%	$71,883	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of December 31, 2010, Lexington had a financial strength rating of “A+” by Standard & Poor’s.

A summary of our investment in impaired loans at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30, 2011	December 31, 2010
Loan receivable, net	$22,892	$34,519
Interest receivable, net	6,222	4,480

Investment in impaired loans	$29,114	$38,999

An analysis of impaired loans with and without a related allowance at September 30, 2011 is presented in the following table by loan type (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	12,835	14,175	4,136	8,106	1,161
Insured Loans	16,279	12,883	4,756	25,951	3,671

Total Impaired Loans	$29,114	$27,058	$8,892	$34,057	$4,832

An analysis of impaired loans with and without a related allowance at December 31, 2010 is presented in the following table by loan type (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Recognized Interest Income
With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	3,376	3,184	888	5,367	644
Insured Loans	35,623	29,188	6,289	41,461	5,002

Total Impaired Loans	$38,999	$32,372	$7,177	$46,828	$5,646

The amount of the investment in impaired loans that had an allowance as of September 30, 2011 and December 31, 2010 was $21.3 million and $39.0 million, respectively. The amount of the investment in impaired loans that did not have an allowance was $0 as of September 30, 2011 and December 31, 2010. The average aggregate investment in impaired loans during the periods ended September 30, 2011 and 2010 was approximately $34.1 million and $46.8 million, respectively. The interest recognized on the impaired loans was approximately $34,000 and ($300,000) for the three months ended September 30, 2011 and 2010, respectively and approximately $1.1 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

An analysis of the unpaid principal balance of past due loans at September 30, 2011 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	3,268	—	—	3,268

Total	$3,268	$—	$599	$3,867

As of September 30, 2011, the loan portfolio generally consisted of loans with original maturities of 2 to 4 years with 12% average interest rate among all variable rate loans.

An analysis of the unpaid principal balance of past due loans at December 31, 2010 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$39	$—	$816	$855
Insured Loans	3,034	102	—	3,136

Total	$3,073	$102	$816	$3,991

As of December 31, 2010, the loan portfolio consisted of loans with original maturities of 2 to 4 years with both fixed (8.8% average interest rate among all fixed rate loans, compounded monthly) and variable (11.3% average interest rate among all variable rate loans) interest rates.

(11)    Origination Fees

A summary of the balance of origination fees that is included in loans receivable in the consolidated and balance sheet as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30, 2011	December 31, 2010
Loan origination fees gross	$15,121	$30,183
Un-accreted origination fees	(4,572)	(10,189)
Amortized loan originations costs	207	269

	$10,756	$20,263

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

(12)    Agency Fees Receivable

Agency fees receivable are agency fees due from insurance agents related to premium finance loans. The balance of agency fees receivable at September 30, 2011 and December 31, 2010 were approximately $301,000 and $561,000 respectively, net of a reserve of approximately $273,000 and $205,000, respectively. The Company recorded bad debt expense related to agency fees of $0 and $3,000 during the three months ended September 30, 2011 and 2010, respectively and $112,000 and $66,000 during the nine months ended September 30, 2011 and 2010, respectively, which is included in selling, general, and administrative expenses on the consolidated and combined statement of operations.

An analysis of the changes in the allowance for doubtful accounts for past due agency fees for the three months and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$289	$183	$204	$120
Bad debt expense	—	3	112	66
Write-offs	—	—	(27)	—
Recoveries	(16)	—	(16)	—

Balance at end of period	$273	$186	$273	$186

(13)    Stock-Based Compensation

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The Company recognized approximately $423,000 and $1.2 million in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months and nine months ended September 30, 2011, respectively. The Company incurred additional stock-based compensation expense of approximately $290,000 related to the conversion of two phantom stock agreements it had with two employees into 27,000 shares of common stock in connection with its corporate conversion in the first quarter of 2011 and approximately $9,500 and $24,000 in stock-based compensation relating to restricted stock granted to its board of directors during the three months and nine months ended September 30, 2011, respectively. Prior to our initial public offering, the Company had no equity compensation plan.

Options

As of September 30, 2011, options to purchase 635,005 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $10.75 per share. All of the outstanding options expire seven years after the date of grant and were granted with a strike price at $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years.

The Company has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

Nine Months Ended September 30, 2011
Expected Volatility	54.18% — 54.23%
Expected Dividend	0%
Expected Term in Years	4.5
Risk Free Rate	2.16% — 2.29%

There were no options granted in the three months ended September 30, 2011.

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

The following table presents the activity of the Company’s outstanding stock options of common stock for the nine-month period ended September 30, 2011:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	—	—	—
Options granted	665,956	$10.75	6.36	$—
Options exercised	—	—	—	—
Options forfeited	(30,951)	—	—	—
Options expired	—	—	—	—

Options outstanding, September 30, 2011	635,005	$10.75	6.36	$—

Exercisable at September 30, 2011	50,000	10.74	6.37	$—
Unvested at September 30, 2011	585,005	$10.75	6.36	$—

As of September 30, 2011, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

The following table presents the values of option grants and exercises for the nine-month period ended September 30, 2011:

Nine Months Ended September 30, 2011
Grant date weighted average fair value per share of options granted during the period	$4.98
Total intrinsic value of options exercised	$—
Cash received from options exercised	$—
Actual tax benefit to be realized from option exercises	$—

There were no options granted during the three months ended September 30, 2011.

Restricted Stock

As of September 30, 2011, 3,507 shares of restricted stock granted to our directors under the Omnibus Plan was outstanding subject to a one year vesting schedule commencing on the date of grant. The fair value of the unvested restricted stock was valued at $38,016 based on the closing price of the Company’s shares on the grant date.

The following table presents the activity of the Company’s unvested restricted common shares for the nine-month period ended September 30, 2011:

Common Unvested Shares	Number of Shares
Outstanding December 31, 2010	—
Granted	3,507
Vested	—
Forfeited	—

Outstanding September 30, 2011	3,507

The aggregate intrinsic value for these awards is $8,417 and the remaining weighted average life of these awards is 0.36 years as of September 30, 2011. There were no restricted stock awards granted during the three months ended September 30, 2011.

(14)    Structured Settlements

The balances of the Company’s structured settlements are as follows (in thousands):

	September 30, 2011	December 31, 2010
Structured settlements — at cost	$1,421	$1,090
Structured settlements — at fair value	4,157	1,446

Structured settlements receivable, net	$5,578	$2,536

All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. During the nine months ended June 30, 2011, the Company reacquired certain structured settlements that were originally acquired prior to July 1, 2010 and the Company continued to carry these structured settlements at cost upon reacquisition.

Certain financing arrangements for the Company’s structured settlements are described below:

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

In addition to the Class A Note, a Residual Interest Certificate is issued at each advance. The Residual Interest Certificate is collateralized by the over 17 years of payments under the life-contingent structured settlement receivables, from the date such receivables are sold into the trust. The total collateral as of September 30, 2011 and December 31, 2010 was approximately $286,000 and $0 and is included in investment in affiliate in the accompanying consolidated balance sheet.

When the transfer of the receivables occurs, the Company records the transaction as a sale and derecognizes the asset from its balance sheet. In determining whether the Company is the primary beneficiary of the Trust, the Company concluded that it does not control the servicing, which is the activity which most significantly impacts the Trust’s performance. An independent third party is the master servicer and they can only be replaced by the control partner, which is the entity that holds the majority of the outstanding notes. The Company is a back-up servicer which is insignificant to the Trust’s performance.

As of September 30, 2011 and December 31, 2010, the balance of the notes outstanding on the special purpose financing entity’s books was $5.6 million and $0.0 million, respectively. During the nine months ended September 30, 2011, the Company sold 73 life-contingent structured settlements under this facility, 58 of which generated income of $607,000, which was recorded as an unrealized change in fair value of structured settlements in the first quarter of 2011 and 15 out of the 21 deals that generated income of $176,000 which was recorded as an unrealized change in fair value of structured settlements in the second quarter of 2011. The Company also recorded income of approximately $641,000 on 22 life-contingent structured settlements in the third quarter of 2011 that was recorded as unrealized change in fair value on structured settlements that are intended for sale to CSI.

The Company originated and sold 55 and 142 life-contingent structured settlement transactions during the three months and nine months ended September, 2011, respectively, under this facility generating income of approximately $521,000 and $1.3 million, respectively, which was recorded as a gain on sale of structured settlements. When the transfer of the receivables occurs, the Company records the transaction as a sale and derecognizes the asset from its balance sheet.

CSI is currently not making advance requests under the Class A Note and the Company does not believe the Noteholder would presently fund if an advance request were made. See Note 23 — Subsequent Events.

8.39% Fixed Rate Asset Backed Variable Funding Notes

ISF 2010 was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide ISF 2010 liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder has committed to advance ISF 2010 up to $50 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of September 30, 2011 and December 31, 2010, the balance of the notes outstanding on the special purpose financing entity’s books was $20.6 million and $1.7 million, respectively.

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of September 30, 2011 and December 31, 2010 were approximately $1.0 million and $78,000 and are included in investment in affiliate in the accompanying consolidated balance sheet.

During the nine months ended September 30, 2011, the Company sold 47 term certain structured settlements, 12 of which were originated in 2010, generating income of approximately of $129,000 which was recorded as an unrealized change in fair value of structured settlements in 2010, 11 of which were sold during the three months ended June 30, 2011, generating income of $96,000 which was recorded as an unrealized change in fair value of structured settlements in the first quarter of 2011 and 24 of which were sold during the three months ended September 30, 2011 generating income of $199,000 which was recorded as an unrealized change in fair value of structured settlements in the second quarter of 2011. The Company also realized income of approximately $287,000 in the third quarter of 2011 that was recorded as a change in fair value on structured settlements that are intended for sale to ISF 2010.

The Company originated and sold 117 and 307 term certain structured settlement transactions during the three months and nine months ended September 30, 2011, respectively, under this facility generating income of approximately $1.7 million and $3.8 million, respectively, which was recorded as a gain on sale of structured settlements. During the nine months ended September 30, 2011 the Company also purchased and sold 131 term certain structured transactions under this facility generating income of $64,000 which was recorded as a realized gain on sale of structured settlements.

During the nine months ended September 30 2011, the Company also had three SPV’s that pledged 38 term certain structured settlement transactions under this facility generating income of approximately $32,000, which was recorded as a change in fair value of structured settlements. The Company received approximately $5.4 million and $18.7 million, during the three months and nine months respectively, in cash from these transfers. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust.

When the transfer of the receivables occurs, the Company records the transaction as a sale and derecognizes the asset from its balance sheet. In determining whether the Company is the primary beneficiary of the trust, the Company concluded that it does not control the servicing, which is the activity which most significantly impacts the trust performance. An independent third party is the master servicer and they can only be replaced by the control partner, which is the entity that holds the majority of the outstanding notes. The Company is a back-up servicer which is insignificant to ISF 2010 performance.

In addition to its intended sales of CSI and ISF 2010, the Company recorded income of approximately $107,000 that was recorded as an unrealized change in fair value on structured settlements that are intended for sale to other parties.

Total income recognized through accretion of interest income on structured settlement transactions for the three months ended September 30, 2011 and 2010 was approximately $143,000 and $101,000, respectively, and approximately $318,000, and $313,000 for the nine months ended September 30, 2011 and 2010, respectively, recognized in interest income in the accompanying consolidated and combined statement of operations. The receivables at September 30, 2011 and December 31, 2010 were approximately $5.6 million and $2.5 million, respectively, net of a discount of approximately $12.0 million and $1.3 million, respectively.

The Company recognized a gain on sale of approximately $0 and $240,000 through the collection of holdback funds during the three months and nine months ended September 30, 2011, respectively. The holdback is equal to the aggregate amount of payments due and payable by the annuity holder within 90 days after the date of sale. These amounts are held back in accordance with the purchase agreement and will be released upon proof of collection by the Company acting as servicer.

ISF 2010 is currently not making advance requests under the note and the Company cannot confirm whether the noteholder will agree to fund if and when advance requests re-commence. See Note 23 — Subsequent Events.

(15)    Investment in Life Settlements (Life Insurance Policies)

During the nine months ended September 30, 2011 and 2010, the Company acquired certain life insurance policies as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. During the three months and nine months ended September 30, 2011, the Company also purchased life insurance policies in the life settlement and secondary markets. The Company elected to account for these policies using the fair value method.

In light of the negative news relating to the government investigation as well as recent court decisions addressing the validity of life insurance policies issued in connection with certain types of financings and transfers not specifically related to Imperial, the Company re-evaluated the views of market participants in the life settlement marketplace, and the inputs into its Level 3 fair value model. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value measurement of life settlements are considered to be Level 3 (within the three-level fair value hierarchy) because the estimated fair value is based on inputs that are both significant to the fair value measurement and unobservable. The inputs into the model for the determination of fair value generally require significant management judgment or estimation. The most significant assumptions the Company estimates to measure the fair value of life settlement policies it acquires, consistently applied to each acquisition, are the life expectancy of the insured, the mortality table used and the discount rate. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require.

Based on the aforementioned court rulings, the government investigation, and our analysis of recent market developments, which included analysis performed by independent consultants, the Company believes the perceived risk or uncertainty over these assets has changed and therefore the risk premium an investor would require has changed. As such, the Company has increased the discount rate on the portfolio from an average of approximately 15% to approximately 19%. The Company recorded an unrealized change in fair value loss of approximately $14.1 million during the three months ended September 30, 2011. The Company recorded an unrealized change in fair value gain of approximately $3.5 million during the three months ended September 30, 2010 and a gain of approximately $14.8 million and $3.3 million during the nine months ended September 30, 2011 and 2010, respectively. The Company will continue to periodically assess the discount rate applied to its portfolio of life insurance policies which may result in future changes in fair value. The change in fair value is included in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations. See Note 16 for additional details.

The following table describes the Company’s investment in life settlements as of September 30, 2011 based on remaining life expectancy for the next 5 years and thereafter (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 — 1	—	$—	$—
1 — 2	—	—	—
2 — 3	2	2,282	4,500
3 — 4	1	796	2,200
4 — 5	5	8,087	24,250
Thereafter	162	80,802	822,542

Total	170	91,967	853,492

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter, to keep the life insurance policies in force as of September 30, 2011, are as follows (in thousands):

Remainder of 2011	5,583
2012	21,991
2013	22,293
2014	19,777
2015	20,655
Thereafter	269,035

$359,334

The $359.3 million noted above represents the estimated total future premium payments required to keep the life insurance policies in force based on the life expectancies of all the underlying insured lives. The Company expects to use proceeds of death benefits from expected mortalities during these periods to make ongoing premium payments on the remaining in-force policies. The Company estimates that death benefit proceeds received will exceed premiums to be paid during 2014 and each year thereafter.

(16)    Fair Value Measurements

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

The balances of the Company’s assets measured at fair value on a recurring basis as of September 30, 2011, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$91,967	$91,967
Structured settlement receivables	—	—	4,157	4,157
Investment securities available for sale	5,000	71,274	—	76,274

	$5,000	$71,274	$96,124	$172,398

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2010, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$17,138	$17,138
Structured settlement receivables	—	—	1,446	1,446

	$—	$—	$18,584	$18,584

The following tables provide a roll-forward in the changes in fair value for the nine months ended September 30, 2011, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2010	$17,138
Purchase of policies	48,057
Acquired in foreclosure	2,098
Unrealized change in fair value	14,811
Premiums paid	9,863

Balance, September 30, 2011	$91,967

Changes in fair value included in earnings for the period relating to assets held at September 30, 2011	$14,811

The Company recorded unrealized change in fair value loss of approximately $14.1 million and a gain of approximately $3.5 million during the three months ended September 30, 2011 and 2010, respectively and a gain of approximately $14.8 million and $3.3 million during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the Company recorded a one-time charge of $3.0 million attributable to revisions the Company made to the application of its valuation techniques and assumptions used to measure fair value of the life settlement policies the Company acquired which was recorded in change in fair value.

Structured Settlements:
Balance, December 31, 2010	$1,446
Purchase of contracts	21,469
Unrealized change in fair value	2,145
Sale of contracts	(20,789)
Collections	(114)

Balance, September 30, 2011	$4,157

Changes in fair value included in earnings for the period relating to assets held at September 30, 2011	$1,151

The following tables provide a roll-forward in the changes in fair value for the nine months ended September 30, 2010, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2009	$4,306
Purchaes of policies	2,976
Unrealized change in fair value	3,300
Premiums paid	334
Sales of policies	(2,070)

Balance, September 30, 2010	$8,846

Changes in fair value included in earnings for the period relating to assets held at September 30, 2010	$3,377

Structured Settlements:
Balance, December 31, 2009	$—
Purchase of contracts	7,981
Unrealized change in fair value	1,505
Collections	(12)

Balance, September 30, 2010	$9,474

Changes in fair value included in earnings for the period relating to assets held at September 30, 2010	$1,505

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs into are the life expectancy of the insured and the discount rate, which are not observable. As of September 30, 2011 and December 31, 2010, the Company had insured impaired loans (Level 2) with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately $16.3 million and $35.7 million, respectively. As of September 30, 2011 and December 31, 2010, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $12.8 million and $3.4 million, respectively. The provision for losses on loans receivable related to impaired loans was approximately $3.6 million and $495,000 for the three months ended September 30, 2011 and 2010, respectively and approximately $3.7 million and $3.5 million nine months ended September 30, 2011 and 2010, respectively. The provision for uninsured loans has increased in the quarter ended September 30, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 10 and 15.

(17)    Lender Protection Insurance Claims Received in Advance

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

Under the lender protection program, the Company pays lender protection insurance premiums at or about the time the coverage for a particular loan becomes effective. The Company records this amount as a deferred cost on our balance sheet, and then expenses the premiums over the life of the underlying premium finance loans using the effective interest method. As of September 8, 2010, the deferred premium costs associated with the Ableco facility totaled $5.4 million. Since these insurance claims have been prepaid and Ableco has been repaid in full, the Company accelerated the expensing of these deferred costs and recorded this $5.4 million expense as amortization of deferred costs. Also in connection with the termination of the Ableco facility, the Company accelerated the expensing of approximately $980,000 of deferred costs which resulted from professional fees related to the creation of the Ableco facility. The Company recorded these charges as Amortized Deferred Costs. In the aggregate, we accelerated the expensing of $6.4 million in deferred costs as a result of this one-time transaction which was recorded during the third quarter of 2010.

The insurance claim settlement of $96.9 million was recorded as lender protection insurance claims received in advance on our consolidated and combined balance sheet. As the premium finance loans mature and in the event of default, the insurance claim is applied against the premium finance loan. As of September 30, 2011, the Company has $0 remaining of lender protection insurance claims paid in advance related to premium finance loans which have not yet matured.

(18)    Notes and Debenture Payable

A summary of the principal balances of notes payable included in the consolidated and combined balance sheet as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30, 2011	December 31, 2010
Cedar Lane	$24,183	$34,209
Skarbonka debenture	—	29,767
White Oak, Inc.	3,892	21,219
Acorn Capital Group	103	3,988
CTL Holdings, LLC	—	24

	28,178	89,207
Related Party	—	2,402

Total	$28,178	$91,609

Cedar Lane

On December 2, 2009, Imperial PFC Financing II, LLC was formed to enter into a financing agreement with Cedar Lane Capital, LLC, so that Imperial PFC Financing II, LLC could purchase Imperial Premium Finance notes for cash or a participation interest in the notes. The financing agreement is for a minimum of $5 million to a maximum of $250 million. The agreement is for a term of 28 months from the time of borrowing and the borrowings bear an annual interest rate of 14%, 15% or 16%, depending on the class of lender and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial PFC Financing II, LLC. The Company believes it is in compliance at September 30, 2011. The outstanding principal at September 30, 2011 and December 31, 2010 was approximately $24.2 million and $34.2 million, respectively, and accrued interest was approximately $6.0 million and $4.3 million, respectively. The Company is required to retain 2% of the principal amount of each loan made to the borrower, for purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of September 30, 2011 and December 31, 2010 the Company’s consolidated financial statements reflected balances of approximately $691,000 and $691,000 included in restricted cash, respectively. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010. As a result, the Company is no longer able to originate new premium finance loans under our credit facility.

Skarbonka Debenture

On November 1, 2010, the Series B Preferred Units owned by Premium Funding, Inc. were exchanged along with the common units owned by Premium Funding, Inc. and a promissory note issued to Skarbonka for $30.0 million debenture scheduled to mature October 4, 2011. The Company valued the components of the $30 million debenture as follows: $8.0 million of the debenture was attributed to the repurchase of 112,500 shares of common units. These common units were originally issued on December 15, 2006 for $5.0 million in cash. The value attributed to the common units reflected an agreement between the Company and its then shareholders and equated to a return on investment of approximately 15% per annum for the period the Series B Preferred Units have been outstanding (approximately 4 years); $19.0 million of the debenture was attributed to (i) the repayment of $18.3 million ($16.1 million of principal and $2.2 million of accrued interest) due as of November 1, 2010 on the promissory note in favor of Skarbonka and (ii) an agreement between the Company and its shareholders to contribute an additional $700,000 in value to imputed interest on the debenture until the expected repayment date; and, $3.0 million of value was attributed to the repurchase of 25,000 shares of Series B preferred units. The Series B preferred units were originally issued on December 30, 2009 for $2.5 million. As of November 1, 2010 (issuance of debenture), these units had an unpaid preferred return of $333,000.

During the first quarter of 2011, the Company had amortized $233,000 of imputed interest relating to the debenture payable as a component of interest expense in the accompanying consolidated and combined statement of operations. On February 11, 2011, the date of the closing of the Company’s initial public offering, the debenture was converted into shares of the Company’s common stock (see Note 20).

White Oak, Inc.

On February 5, 2009, Imperial Life Financing II, LLC, was formed to enter into a loan agreement with White Oak Global Advisors, LLC, so that Imperial Life Financing II, LLC could purchase Imperial Premium Finance notes in exchange for cash or a participation interest in the notes.

The loan agreement is for $27 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of September 30, 2011 and December 31, 2010 was 20.21% and 19.65%, respectively. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial Life Financing II, LLC. The Company believes it is in compliance at September 30, 2011. The notes are payable 6-26 months from issuance and the facility matures on March 11, 2012. The outstanding principal at September 30, 2011 and December 31, 2010, was approximately $3.9 million and $21.2 million, respectively, and accrued interest was approximately $2.0 million and $8.2 million, respectively. After December 31, 2010, the Company ceased originating premium finance loans with lender protection insurance. As a result, we are no longer able to originate new premium finance loans under this credit facility.

Acorn Capital Group

A lender, Acorn Capital Group (“Acorn”), breached a credit facility agreement with the Company by not funding ongoing premiums on certain life insurance policies serving as collateral for premium finance loans. The first time that they failed to make scheduled premium payments was in July 2008 and the Company had no forewarning that this lender was experiencing financial difficulties. When they stopped funding under the credit facility, the Company had no time to seek other financing to fund the ongoing premiums. The result was that a total of 111 policies out of 119 loans originally financed in the Acorn facility lapsed due to non-payment of premiums from January 1, 2008 through September 30, 2011. Of the remaining 8 policies, the Company acquired 6 policies from Acorn which are recorded in investments in life settlements on the Company’s consolidated and combined balance sheet and 2 policies remain outstanding as of September 30, 2011.

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

As part of the settlement agreement, new notes were signed with annual interest rates of 14.5% compounding annually and totaled approximately $12.7 million on May 19, 2009. On the notes that were cancelled by ABRG during the three months ended September 30, 2011 and 2010, the Company was forgiven principal totaling approximately $130,000 and $1.8 million, respectively, and interest of approximately $67,000 and $620,000, respectively. On the notes that were cancelled by ABRG during the nine months ended September 30, 2011 and 2010, the Company was forgiven principal totaling approximately $3.5 million and $5.1 million, respectively, and interest of approximately $1.4 million and $1.9 million, respectively. The Company recorded these amounts as gain on forgiveness of debt. Partially offsetting these gains, the Company had loan losses totaling approximately $227,000 and $1.8 million during the three months ended September 30, 2011 and 2010, respectively and $4.5 million and $6.8 million, during the nine months ended September 30, 2011 and 2010, respectively. The Company recorded these amounts as loss on loan payoffs and settlements, net. As of September 30, 2011, only 1 loan out of 119 loans originally financed in the Acorn facility remained outstanding. This note has a carrying amount of $110,000 which is included within loans receivable, net.

As of September 30, 2011 and December 31, 2010, the Company owed approximately $103,000 and $4 million, respectively, and accrued interest was approximately $39,000 and $1.3 million, respectively. This note matures January 26, 2012.

CTL Holdings LLC

In November 2008, Imperial Life Financing, LLC entered into a promissory note for $30 million with CTL Holdings, LLC. The note was scheduled to mature on December 26, 2012 with interest at a fixed rate per advance. The average interest rate as of September 30, 2011 and December 31, 2010 was approximately 0% and 9.5%, respectively. On September 8, 2010, the lender protection insurance related to our credit facility with Ableco Finance, LLC (“Ableco”) was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million. The Company used approximately $32.9 million of the settlement proceeds to pay off the amounts borrowed under the grid promissory note in favor of CTL Holdings, LLC. The outstanding principal at September 30, 2011 and

December 31, 2010 was approximately $0 and $24,000, respectively, and accrued interest was approximately $0 and $1,000, respectively.

Related Party

In October 2008, the Company entered into two balloon promissory note agreements with a related party where money was borrowed to cover operating expenses of approximately $8.9 million. The loan agreements were for $4.5 million each unsecured with terms of two years, and an annual interest rate of 16.5% compounded monthly. On August 31, 2009, these notes were assigned to another related party and consolidated into a new revolving promissory note with an interest rate of 16.5% and matured on August 1, 2011. The outstanding principal at September 30, 2011 and at December 31, 2010 was approximately $0 and $2.4 million, respectively, and accrued interest was approximately $0 and $55,000, respectively. The amount was subsequently converted in connection with the initial public offering (see Note 20).

(19)    Segment Information

The Company operates in two reportable business segments: life finance and structured settlements. The life finance segment provides (i) financing in the form of loans to trusts and individuals for the payment of premiums on life insurance policies and the loans are collateralized by the life insurance policies, and (ii) purchasing life insurance policies in the life settlement and secondary markets. The structured settlements segment purchases settlements from individuals who are plaintiffs in lawsuits and the Company will pay the plaintiff a lump sum at a negotiated discount and take title to a stream of settlement payments.

The performance of the segments is evaluated on the segment level by members of the Company’s senior management team. Cash and income taxes generally are managed centrally. Performance of the segments is based on revenue and cost control.

Segment results and reconciliation to consolidated net income were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Life finance
Income
Agency fee income	$937	1,382	$6,564	$9,099
Interest income	2,145	4,153	6,712	15,482
Origination income	1,753	3,837	5,858	16,728
Gain on forgiveness of debt	198	2,435	4,880	6,968
Unrealized change in fair value of life settlements	(14,074)	3,501	14,811	3,300
Gain on sale of life settlements	—	(474)	5	—
Servicing fee income	376	—	1,447	—
Gain on maturities of life settlements with subrogation rights, net	3,188	—	3,188	—
Other	8	1,962	182	2,066

	(5,469)	16,796	43,647	53,643

Direct segment expenses
Interest expense	1,660	6,021	7,135	21,350
Provision for losses on loan receivables	3,583	495	3,712	3,514
Loss on loans payoffs and settlements, net	261	1,007	3,927	4,320
Amortization of deferred costs	1,409	10,968	4,913	22,601
SG&A expense	4,318	2,574	9,475	7,313

	11,231	21,065	29,162	59,098

Segment operating income (loss)	$(16,700)	$(4,269)	$14,485	$(5,455)

Structured settlements
Income
Realized gain on sale of structured settlements	$2,240	$1,585	$5,457	$4,848
Interest income	144	101	319	313
Unrealized change in fair value of structured settlements	928	1,505	2,145	1,505
Other income	50	34	195	83

	3,362	3,225	8,116	6,749

Direct segment expenses
SG&A expense	6,901	3,125	15,235	8,855

Segment operating (loss) income	$(3,539)	$100	$(7,119)	$(2,106)

Consolidated
Segment operating (loss) income	(20,239)	(4,169)	7,366	(7,561)
Unallocated income
Other income	344	—	545	—
Unallocated expenses
SG&A expenses	482	1,826	6,779	5,950
Interest expense	—	828	296	2,894

	482	2,654	7,075	8,844

Income (loss) before income taxes	(20,377)	(6,823)	836	(16,405)
Provision (benefit) for income taxes	(7,827)	—	1,352	—

Net income (loss)	$(12,550)	$(6,823)	$(516)	$(16,405)

Segment assets and reconciliation to consolidated total assets were as follows (in thousands):

	September 30, 2011	December 31, 2010
Direct segment assets
Life finance	$162,030	$141,518
Structured settlements	7,370	3,527

	169,400	145,045
Other unallocated assets	88,450	8,372

	$257,850	$153,417

(20)    Stockholders’ Equity

In January 2011, Imex Settlement Corporation executed an agreement to purchase from the Company 110,000 Series F Preferred Units for an $11.0 million promissory note. The Series F Preferred Units were non-voting and would be redeemed at any time by the Company for an amount equal to the applicable unreturned preferred capital amount allocable to the Series F Preferred Units sought to be redeemed, plus any accrued and unpaid preferred return. The cumulative rate of preferred return was equal to 16.0% of the outstanding units, per annum. The Series F Preferred units and the $11 million promissory note were extinguished as a result of the corporate conversion.

On February 3, 2011, the Company converted from a Florida limited liability company to a Florida corporation at which time the members of Imperial Holdings, LLC became shareholders of Imperial Holdings, Inc. As a limited liability company, the Company was treated as a partnership for United States federal and state income tax purposes and, as such, the Company was not subject to taxation. For all periods subsequent to such conversion, the Company will be subject to corporate-level United States federal and state income taxes (see Note 22).

As part of the corporate conversion, the Company entered into a plan of conversion with its shareholders on January 12, 2011, as amended on February 3, 2011. Pursuant to the plan of conversion, all of the Company’s outstanding common units and Series A, B, C, D and E preferred units and all principal and accrued and unpaid interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of our common stock. The plan of conversion, which describes the corporate conversion as well as other transactions and agreements by the parties with an interest in the Company’s equity, reflects an agreement among its then shareholders as to the allocation of the shares of common stock to be issued to its shareholders in the corporate conversion. Thus, there is no formula that may be used to describe the conversion of a common unit or a Series A, B, C, D and E preferred unit into common stock.

Immediately after the corporate conversion and prior to the conversion of the Skarbonka debenture and the closing of the Company’s initial public offering on February 11, 2011, the Company’s shareholders consisted of two Florida corporations and one Florida limited liability company. These three shareholders reorganized so that their beneficial owners received the same number of shares of common stock of Imperial Holdings, Inc. issuable to the members of Imperial Holdings, LLC in the corporate conversion.

After the corporate conversion and prior to the closing of the Company’s initial public offering on February 11, 2011, the Company converted two phantom stock agreements it had with two employees into 27,000 shares of common stock and incurred stock compensation of approximately $290,000.

In addition, following the corporate conversion and upon the closing of the Company’s recently completed initial public offering on February 11, 2011, three shareholders received ownership of warrants that may be exercised for up to a total of 4,053,333 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. In connection with the over-allotment option, the same three shareholders received ownership of 187,188 additional warrants. One-third of the warrants will have an exercise price equal to 120% of the price of the common stock sold in this offering, one-third of the warrants will have an exercise price equal to 135% of the price of the common stock sold in this offering, and one-third of the warrants will have an exercise price equal to 150% of the price of the common stock sold in this offering. The warrants will expire 7 years after the date of issuance and the exercisability of the warrant will vest ratably over four years.

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

(21)    Commitments and Contingencies

Employment Agreements

The Company does not have any general policies regarding the use of employment agreements, but may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. The Company entered into written employment agreements with certain executive officers that became effective upon the closing of our recent initial public offering. These employment agreements establish key employment terms (including reporting responsibilities, base salary, target performance bonus opportunity and other benefits), provide for severance benefits in certain situations, and contain non-competition, non-solicitation and confidentiality covenants.

Subrogation Rights, net

Every credit facility entered into by subsidiaries of the Company between December 2007 and December 2010 to finance the premium finance lending business required lender protection insurance for each loan originated under such credit facility. Generally, when the Company exercises its right to foreclose on collateral the Company’s lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy, subject to the terms and conditions of the lender protection insurance policy, including notice and timing requirements. Otherwise, the lender protection insurer maintains its salvage collection and subrogation rights. The lender protection insurer’s salvage collection and subrogation rights generally provide a remedy by which the insurer can seek to recover an amount equal to but not greater than the amount of the lender protection claim paid plus premiums paid by it, expenses and interest thereon.

In those instances where the Company has foreclosed on the collateral the lender protection insurer has maintained its salvage collection and subrogation rights and has been covering the cost of the ongoing premiums needed to maintain these life insurance policies. However, the lender protection insurer may elect at any time to discontinue the payment of premiums which would result in lapse of the policies if the Company does not otherwise pay the premiums. The Company views these policies as having uncertain value because the lender protection insurer controls what happens to the policy from a payment of premium standpoint, and the amount of the lender protection insurer’s salvage collection and subrogation claim rights on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. For these reasons, these policies are considered contingent assets and not included in the amount of life settlements on the accompanying consolidated and combined balance sheet.

The Company accounts for the maturities of life settlements with subrogation rights net of subrogation expenses as contingent gains in accordance with ASC 450, Contingencies and recognizes the revenue from the maturities of these policies when all contingencies are resolved.

Government Investigation

On September 27, 2011, the Company learned of a government investigation by the U.S. Attorney’s Office for the District of New Hampshire of the Company and certain employees, including its chairman and chief executive officer, president and chief operating officer, former general counsel, two vice presidents of certain of the Company’s life finance subsidiaries, three life finance sales executives and a funding manager. The Company has been informed that the focus of the government investigation concerns the Company’s premium finance loan business. The Company’s board of directors has formed a special committee, comprised of all of the Company’s independent directors, to conduct an independent investigation in connection with the government investigation. The Company is unable to predict the outcome of this matter or to estimate the range or amount of possible loss, which could be material, and no loss reserves have been recorded for this exposure.

There can be no assurance that the ultimate outcome of the government investigation will not result in administrative, civil or criminal proceedings against the Company or our employees by the U.S. Attorney’s Office for the District of New Hampshire or any other state or federal regulatory agencies. Such proceedings may result in the imposition of fines and penalties, criminal convictions of the Company or its employees, modifications to business practices and compliance programs or the imposition of sanctions against the Company. A protracted investigation or litigation could also impose substantial costs and distractions, regardless of its outcome. It is currently not possible to accurately predict when matters related to this investigation will be completed, the final outcome, or what actions may be taken by U.S. or other governmental authorities, and there can be no assurance that any final resolution, which may include fines, penalties and/or sanctions, as well as the costs the Company has already incurred and expects to incur in connection with the government investigation, will not have a material and adverse effect on the Company’s financial condition and results of operations. The government investigation may also harm our reputation with our counterparties and business partners, resulting in a loss of future business, which could also materially and adversely affect our business operations, decrease revenues and increase costs. See Part II, Item 1, Legal Proceedings, and Risk Factors in item 1A below.

Class Action Securities Litigation

On September 29, 2011, the Company, its chairman and chief executive officer, president and chief operating officer, chief financial officer, director of finance and accounting and an independent director were each named as defendants in a putative securities class action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Martin J. Fuller v. Imperial Holdings, Inc. et al. Also named as defendants were the underwriters of the Company’s initial public offering. That complaint asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended, alleging that the Company should have but failed to disclose in the registration statement for its initial public offering purported wrongful conduct relating to its life finance business which gave rise to the government investigation described above. On October 21, 2011, an amended complaint was filed that asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on similar allegations. On October 25, 2011, defendants removed the case to the United States District Court for the Southern District of Florida. On October 31, 2011, another putative class action case was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled City of Roseville Employees Retirement System v. Imperial Holdings, et al, naming the same defendants and also bringing claims under Sections 11,12 and 15 of the Securities Act of 1933 based on similar allegations. In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation. While the Company intends to vigorously defend itself, it is unable to predict the outcome of these matters or to estimate the range or amount of possible loss, which could be material, and no loss reserves have been recorded for this exposure. However, it is possible that these putative class actions and similar actions could have a material adverse effect on our business, results of operations and financial condition. See Part II, Item 1, Legal Proceedings, and Risk Factors in item 1A below.

Litigation

We are party to various other legal proceedings which arise in the ordinary course of business. We believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations.

(22)    Income Taxes

On February 3, 2011, the company converted from a Florida limited liability company to a Florida corporation (the "conversion"). Prior to the conversion the company was treated as a partnership for federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the conversion.

Pre-tax net income for the nine months ended September 30, 2011 was approximately $836,000. Excluding the tax effects of the corporate conversion and pre-conversion losses, the tax provision calculated using an estimated annual effective tax rate of 40.4% is approximately $338,000 before discrete adjustments described below.

During the first quarter of 2011, and prior to February 3, 2011 (conversion date), the company incurred pre-conversion losses attributed to our members of approximately $1.9 million, the tax-effect of which is $749,000. This pre-conversion amount is treated as a discrete adjustment to the tax provision calculated above as the company obtains no benefit from these losses. In addition, these pre-conversion results were not taken into account in determining the company's estimated annual effective tax rate of 38.6%.

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

Following the conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the company to assume the corporate shareholder's tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers ("NOLs"). During the second quarter, the Company completed an evaluation of this transaction and determined that the Company was entitled to assume the NOLs of this founding member. Accordingly, in the second quarter the Company has recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit during the period.

The components of the deferred tax liability as of September 30, 2011 are as follows (in thousands):

September 30, 2011
Total tax provision	$1,352
Deferred taxes on unrealized gain on securities available for sale	(27)

Deferred tax liability	$1,325

The overall income tax provision for nine months ended September 30, 2011 is approximately $1.4 million. As described above, this total is derived from applying the annual effective tax rate to the post-conversion (no effect given to pre-conversion losses) quarterly earnings and the one-time establishment of deferred taxes due to the conversion from pass-through status to corporate status and the inclusion of NOLs acquired from one of our founding members.

The following table summarizes the tax provision (in thousands):

	First Quarter	Second Quarter	Third Quarter	Year to date
Impact of pre-tax book income at estimated annual tax rate	$2,869	$5,328	$(7,827)	$370
Pre-conversion losses	749	—	—	749
Opening deferred tax liability	4,378	175	(9)	4,544
Net operating loss deferred tax asset	—	(4,320)	9	(4,311)

Total tax provision	$7,996	$1,183	$(7,827)	$1,352

The principal difference between the estimated annual effective tax rate and the federal tax rate of 35% is attributed to state taxes. At September 30, 2011, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that was charged to paid-in-capital related to the initial public offering.

(23)    Subsequent Events

On October 7, 2011, the Company was informed that as part of SunTrust Bank’s ongoing review of its business plans and target markets, it has conducted a strategic review and has decided to end all banking relationships with the Company. The Company is presently in discussions with SunTrust Bank regarding effectuating an orderly transition to another financial institution and is analyzing the effect that such a transition may have on its operations. While this analysis is ongoing, the Company does not expect that its subsidiaries, Contingent Settlements I, LLC and Imperial Settlements Financing 2010, LLC, will make advance requests under their respective financing facilities described above in Note 14 as “8.39% Fixed Rate Asset Backed Variable Funding Notes” (the “VFNs”) and “Class A Note.” At this time, the Company does not know when or if its subsidiaries will be in a position to re-commence advance requests under either facility. The Company is analyzing its contractual rights under these facilities as it also presently cannot confirm whether the VFNs noteholder will agree to fund if and when advance requests re-commence and does not believe the Class A Note noteholder would presently fund if an advance request were made. Until the Company can re-commence financing under, or replace, these facilities, the Company presently intends to originate structured settlements using its own capital, which may reduce the cash available to service the Company’s portfolio of life settlements.

On October 31, 2011, another putative class action case was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled City of Roseville Employees Retirement System v. Imperial Holdings, et al, naming the same defendants as those named in Martin J. Fuller v. Imperial Holdings, Inc. et al and also bringing claims under Sections 11,12 and 15 of the Securities Act of 1933 based on similar allegations.

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

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	our results of operations;

•	costs associated with the government investigation and the class action lawsuits;

•	adverse developments associated with the government investigation or class action lawsuits or similar matters;

•	loss of the services of any of our executive officers;

•	loss of business due to negative press from the government investigation, class action lawsuits or otherwise;

•	our ability to continue to grow our businesses;

•	our ability to obtain financing on favorable terms or at all;

•	changes in laws and regulations applicable to premium finance transactions, life settlements or structured settlements;

•	changes in mortality rates and the accuracy of our assumptions about life expectancies;

•	increased competition for life finance lending or for the acquisition of structured settlements;

•	adverse developments in capital markets;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest rates and other factors.

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” included in Item 1A of Part II herein, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by us, as well as the Company’s other filings with the SEC, all of which are available on the SEC’s website at www.sec.gov. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Quarterly Report on Form 10-Q of “Imperial,” the “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

Business Overview

We are a specialty finance company with a focus on providing premium financing for individual life insurance policies and purchasing life insurance policies and structured settlements. The Company manages these operations through two business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue/income from unrealized changes in fair value of life settlements, interest charged on loans, loan origination fees, agency fees from referring agents and receipt of death benefits in respect of matured life insurance policies it owns. In the structured settlement business, the Company purchases structured settlements at a discounted rate and sells such assets to, or finances such assets with, third parties.

Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities pursuant to the corporate conversion of Imperial Holdings, LLC effective February 3, 2011.

On September 27, 2011, the Company learned of a government investigation (the “government investigation”) by the U.S. Attorney’s Office for the District of New Hampshire of the Company and certain employees, including its chairman and chief executive officer, president and chief operating officer, former general counsel, two vice presidents of certain of the Company’s life finance subsidiaries, three life finance sales executives and a funding manager. The Company has been informed that the focus of the government investigation concerns the Company’s premium finance loan business. The Company’s board of directors has formed a special committee, comprised of all of the Company’s independent directors, to conduct an independent investigation in connection with the government investigation. The Company is unable to predict the outcome of this matter or to estimate the range or amount of possible loss, which could be material, and no loss reserves have been recorded for this exposure.

On September 29, 2011, the Company, its chairman and chief executive officer, president and chief operating officer, chief financial officer, director of finance and accounting and an independent director were each named as defendants in a putative securities class action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Martin J. Fuller v. Imperial Holdings, Inc. et al. Also named as defendants were the underwriters of the Company’s initial public offering. That complaint asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended, alleging that the Company should have but failed to disclose in the registration statement for its initial public offering purported wrongful conduct relating to its life finance business which gave rise to the government investigation described above. On October 21, 2011, an amended complaint was filed that asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on similar allegations. On October 25, 2011, defendants removed the case to the United States District Court for the Southern District of Florida. On October 31, 2011, another putative class action case was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled City of Roseville Employees Retirement System v. Imperial Holdings, et al, naming the same defendants and also bringing claims under Sections 11,12 and 15 of the Securities Act of 1933 based on similar allegations. In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation. While the Company intends to vigorously defend itself, it is unable to predict the outcome of these matters or to estimate the range or amount of possible loss and no loss reserves have been recorded for this exposure.

The Company intends to suspend originating new premium finance loans and also expects to significantly reduce purchases of life settlements during the remainder of 2011. See Risk Factors in Item 1A. of Part II of this Quarterly Report.

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

In order to originate life finance transactions during the recent dislocation in the capital markets, we procured lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage. The lender protection insurance program was terminated as of December 31, 2010, and all loans originated after December 31, 2010, do not carry lender protection insurance coverage. Thus, for all loans originated in 2011 and beyond, a loan impairment valuation is established if the carrying value of a loan receivable exceeds the fair value of the underlying collateral. The Provision for Losses on Loans Receivable has increased in the quarter ended September 30, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements.

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

In light of the negative news relating to the government investigation as well as recent court decisions addressing the validity of life insurance policies issued in connection with certain types of financings and transfers not specifically related to Imperial, the Company re-evaluated the views of market participants in the life settlement marketplace, and the inputs into its Level 3 fair value model. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value measurement of life settlements are considered to be Level 3 (within the three-level fair value hierarchy) because the estimated fair value is based on inputs that are both significant to the fair value measurement and unobservable. The inputs into the model for the determination of fair value generally require significant management judgment or estimation. The most significant assumptions the Company estimates to measure the fair value of life settlement policies it acquires, consistently applied to each acquisition, are the life expectancy of the insured, the mortality table used and the discount rate. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require.

Based on the aforementioned court rulings, the government investigation, and our analysis of recent market developments, which included analysis performed by independent consultants, the Company believes the perceived risk or uncertainty over these assets has changed and therefore the risk premium an investor would require has changed. As such, the Company has increased the discount rate on the portfolio from an average of approximately 15% to approximately 19%. The Company recorded an unrealized change in fair value loss of approximately $14.1 million during the three months ended September 30, 2011. The Company recorded an unrealized change in fair value gain of approximately $3.5 million during the three months ended September 30, 2010 and a gain of approximately $14.8 million and $3.3 million during the nine months ended September 30, 2011 and 2010, respectively. The Company will continue to periodically assess the discount rate applied to its portfolio of life insurance policies which may result in future changes in fair value. The change in fair value is included in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations.

See Note 16 to the accompanying condensed notes to the consolidated and combined financial statements for additional details. The average discount rate at September 30, 2011 was 19% and the fair value of our investment in life insurance policies was $92.0 million.

Changes in the discount rate which we used to value life settlements could have a material adverse effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

The Company intends to suspend originating new premium finance loans and expects to acquire few life settlements during the remainder of 2011.

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

Revenue/Income Recognition

Our primary sources of revenue/income are in the form of unrealized change in fair value of life settlements, agency fees, interest income, origination fee income, and realized gains on sales of structured settlements. Our revenue/income recognition policies for these sources of revenue/income are as follows:

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

Investment Securities Available for Sale

The Company’s investment objectives are to provide consistent investment income, preserve capital and provide liquidity to fund expected premium payments. The Company classified its investment portfolio as available-for-sale securities on its consolidated and combined balance sheet in accordance with ASC 320, Investments-Debt and Equity Securities.

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

Gain on Maturities of Life Settlements with Subrogation Right, net

Every credit facility entered into by subsidiaries of the Company between December 2007 and December 2010 to finance the premium finance lending business required lender protection insurance for each loan originated under such credit facility. Generally, when the Company exercises its right to foreclose on collateral the Company’s lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy, subject to the terms and conditions of the lender protection insurance policy, including notice and timing requirements. Otherwise, the lender protection insurer maintains its salvage collection and subrogation rights. The lender protection insurer’s salvage collection and subrogation rights generally provide a remedy by which the insurer can seek to recover an amount equal to but not greater than the amount of the lender protection claim paid plus premiums paid by it, expenses and interest thereon.

In those instances where the Company has foreclosed on the collateral the lender protection insurer has maintained its salvage collection and subrogation rights and has been covering the cost of the ongoing premiums needed to maintain these life insurance policies. However, the lender protection insurer may elect at any time to discontinue the payment of premiums which would result in lapse of the policies if the Company does not otherwise pay the premiums. The Company views these policies as having uncertain value because the lender protection insurer controls what happens to the policy from a payment of premium standpoint, and the amount of the lender protection insurer’s salvage collection and subrogation claim rights on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. For these reasons, these policies are considered contingent assets and not included in the amount of life settlements on the accompanying consolidated and combined balance sheet.

The Company accounts for the maturities of life settlements with subrogation rights (net of subrogation expenses) as contingent gains in accordance with ASC 450, Contingencies and recognizes the revenue from the maturities of these policies when all contingencies are resolved.

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

Stock-Based Compensation

We have adopted ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments awarded upon or after the closing of our initial public offering are determined based on a valuation using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

Recent Accounting Pronouncements

Note 3 of the Condensed Notes to Consolidated and Combined Financial Statements discusses accounting standards adopted during the three months ended September 30, 2011, as well as accounting standards recently issued but not yet adopted and the expected impact of these changes in accounting standards. The Company does not expect any material impact from the adoption of such standards.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related condensed notes to the financial statements. Our results of operations are discussed below in two parts: (i) our consolidated results of operations and (ii) our results of operations by segment.

Consolidated Results of Operations (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Income
Agency fee income	$937	$1,382	$6,564	$9,099
Interest income	2,289	4,254	7,031	15,795
Origination fee income	1,753	3,837	5,858	16,728
Realized gain on sale of structured settlements	2,240	1,585	5,457	4,848
Realized gain on sale of life settlements	—	1,480	5	1,954
Gain on forgiveness of debt	198	2,435	4,880	6,968
Unrealized change in fair value of life settlements	(14,074)	3,501	14,811	3,300
Unrealized change in fair value of structured receivables	928	1,505	2,145	1,505
Servicing fee	376	—	1,447	—
Gain on maturities of life settlements with subrogation rights, net	3,188	—	3,188	—
Other income	402	42	922	195

Total income (loss)	(1,763)	20,021	52,308	60,392
Expenses
Interest expense	1,660	6,849	7,431	24,244
Provision for losses on loans receivable	3,583	495	3,712	3,514
Loss on loan payoffs and settlements, net	261	1,007	3,927	4,320
Amortization of deferred costs	1,409	10,968	4,913	22,601
Selling, general and administrative expenses	11,701	7,525	31,489	22,118

Total expenses	18,614	26,844	51,472	76,797
Income (loss) before income taxes	(20,377)	(6,823)	836	(16,405)
Provision (benefit) for income taxes	(7,827)	—	1,352	—

Net income (loss)	$(12,550)	$(6,823)	$(516)	$(16,405)

Life Finance Segment Results (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Income	$(5,469)	$16,796	$43,647	$53,643
Expenses	11,231	21,065	29,162	59,098

Segment operating income (loss)	$(16,700)	$(4,269)	$14,485	$(5,455)

Structured Settlements Segment Results (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Income	$3,362	$3,225	$8,116	$6,749
Expenses	6,901	3,125	15,235	8,855

Segment operating income (loss)	$(3,539)	$100	$(7,119)	$(2,106)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Segment operating (loss) income	$(20,239)	$(4,169)	$7,366	$(7,561)
Unallocated income:
Other income	344	—	545	—
Unallocated expenses:
SG&A expenses	482	1,826	6,779	5,950
Interest expense	—	828	296	2,894

	482	2,654	7,075	8,844

Income (loss) before income taxes	(20,377)	(6,823)	836	(16,405)
Provision (benefit) for income taxes	(7,827)	—	1,352	—

Net income (loss)	$(12,550)	$(6,823)	$(516)	$(16,405)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net loss for the three months ended September 30, 2011 was $12.6 million as compared to $6.8 million for the three months ended September 30, 2010. Total loss was $1.8 million for the three months ended September 30, 2011, a 109% decrease over total income of $20.0 million during the comparable period in 2010. Total expenses were $18.6 million for the three months ended September 30, 2011 compared to total expenses of $26.8 million incurred during the three months ended September 30, 2010, a reduction of $8.2 million, or 31%.

Loss before income taxes for the three months ended September 30, 2011 was approximately $20.4 million compared to a loss of $6.8 million for the three months ended September 30, 2010, an increase in the loss of $13.6 million. The overall income tax benefit for the three months ended September 30, 2011 is $7.8 million (based in part on an estimated annual effective tax rate of 40.4%) as compared to $0 for the three months ended September 30, 2010. There was no income tax provision for the three months ended September 30, 2010 as the Company was treated as a partnership for Federal and state income tax purpose.

In our life finance segment, income decreased by $22.3 million to a loss of $5.5 million, primarily driven by a decrease of $17.6 million in change in fair value of life settlements and decreases in agency fee income, interest income and origination income totaling $4.5 million. Partially offsetting these decreases was unanticipated gain of $3.2 million in maturities of life settlements with subrogation rights, net. Life finance segment expenses were $11.2 million during the period compared to $21.1 million during the same period in 2010, a decline of $9.8 million, or 47%. These declines were driven primarily by a $4.4 million reduction in interest expense, a reduction of $746,000 in loss on loan payoffs and settlements and a decline in amortization of deferred costs of $9.6 million, partially offset by an increase of $3.6 million in provision for losses on loans receivable and $1.7 million in selling, general and administrative expenses. This led to life finance segment operating loss of $16.7 million during the quarter, an increase in the loss of $12.4 million compared to an operating loss of $4.3 million during the same period in 2010.

Results of operation in our life finance segment were adversely impacted by the government investigation. In light of the negative news relating to the government investigation as well as recent court decisions addressing the validity of life insurance policies issued in connection with certain types of financings and transfers not specifically related to Imperial, the Company re-evaluated the views of market participants in the life settlement marketplace, and the inputs into its Level 3 fair value model. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value measurement of life settlements are considered to be Level 3 (within the three-level fair value hierarchy) because the estimated fair value is based on inputs that are both significant to the fair value measurement and unobservable. The inputs into the model for the determination of fair value generally require significant management judgment or estimation. The most significant assumptions the Company estimates to measure the fair value of life settlement policies it acquires, consistently applied to each acquisition, are the life expectancy of the insured, the mortality table used and the discount rate. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require.

Based on the aforementioned court rulings, the government investigation, and our analysis of recent market developments, which included analysis performed by independent consultants, the Company believes the perceived risk or uncertainty over these assets has changed and therefore the risk premium an investor would require has changed. As such, the Company has increased the average discount rate on the portfolio from an average of approximately 15 % to approximately 19%. The Company recorded an unrealized change in fair value loss of approximately $14.1 million during the three months ended September 30, 2011.

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company has not collected the $10.0 million death benefit under this policy as of September 30, 2011. The Company accounted for each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expense of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In accordance with ASC 450, the Company expects to recognize approximately $9.2 million in death benefits, net of subrogation expenses (of approximately $800,000) on the larger policy when all contingencies are resolved. The company believes these contingent gains to be unpredictable. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

Two other significant developments continue to impact our results of operations: the run-off of our Lender Protection Insurance Coverage program (“LPIC”) under which we ceased originating loans as of December 31, 2010, and our initial public offering which became effective in February 2011. These developments marked a departure from our historical practice of using debt capital insured by LPIC to finance our lending activities, and the beginning of our strategy to provide loans to pay life insurance premiums and to purchase life insurance policies without using debt insured by LPIC. During the three months ended September 30, 2011, we originated 8 loans using equity capital, compared to 15 loans originated under the LPIC program during the same period in 2010. This resulted in a reduction in agency fees from $1.4 million during the three months ended September 30, 2010 to $937,000 during the same period in 2011, a decrease of $445,000. As of September 30, 2011, we had 179 loans receivable totaling $46.4 million compared to 426 loans receivable totaling $121.6 million as of September 30, 2010, a decrease of $75.1 million, or 62%. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $3.8 million and $4.2 million, respectively, during the three months ending September 30, 2010 to $1.8 million and $2.1 million, respectively, during the same period in 2011.

Of the 8 premium finance loans originated during the third quarter of 2011, 2 are Type 2 loans, which are collateralized by life insurance policies that have been in force longer than two years. These loans have an average principal balance of $578,000 compared to $232,000 on Type 1 loans originated during the three months ended September 30, 2011. Type 1 loans are collateralized by life insurance policies that have been in force less than two years. Agency fees as a percent of the principal balance of the loans averaged 43.4% and 29.1% on Type 1 and Type 2 loans, respectively. As used throughout this Quarterly Report on Form 10-Q, references to “principal balance of the loan” refer to the principal amount loaned by us in a life finance transaction without including origination fees or interest.

During the three months ended September 30, 2011, the Company acquired 52 life insurance policies through purchases in the life settlement market and others were acquired as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. Total aggregate death benefit of polices purchased during the quarter was $288.4 million. Total purchase price as a percent of aggregate death benefit acquired was 8.5%.

In our structured settlements segment, income was $3.4 million, compared to $3.2 million for the same period in 2010, an increase of $137,000. This increase was due to a increase in sales transactions to 178 during the three months ended September 30, 2011 compared to 72 sales transactions during the same period in 2010. Segment SG&A expenses increased by $3.8 million to $6.9 million as we continued to build our infrastructure. In the three months ended September 30, 2011, we recorded segment operating loss of $3.5 million, a decrease of $3.6 million over segment operating income of $100,000 recorded during the same period in 2010.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Net loss for the nine months ended September 30, 2011 was $516,000 as compared to a net loss of $16.4 million for the nine months ended September 30, 2010, an increase of $15.9 million. Total income was $52.3 million for the nine months ended September 30, 2011, a 13% decrease over total income of $60.4 million during the nine months ended in 2010. Total expenses were $51.5 million for the period compared to total expenses of $76.8 million incurred during the nine months ended September 30, 2010, a reduction of $25.3 million, or 33%.

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company has not collected the $10.0 million death benefit under this policy as of September 30, 2011. The Company accounted for each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expense of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In accordance with ASC 450, the Company expects to recognize approximately $9.2 million in death benefits, net of subrogation expenses (of approximately $800,000 as of September 30, 2011) on the larger policy when all contingencies are resolved. The company believes these contingent gains to be unpredictable. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

As a result of the conversion of the Company from a limited liability company to a corporation, we recorded a net deferred tax liability of $4.6 million for the federal and state tax effects of temporary differences that were attributed to the Company at the time of the conversion. Income tax expense for the nine months ended September 30, 2011 was increased by this amount. During the period from January 1, 2011 to February 3, 2011 (conversion date), we incurred pre-conversion losses attributed to our members of approximately $1.9 million, the tax-effect of which is $749,000. This pre-conversion amount is treated as an adjustment to the tax provision calculated above as the Company obtains no benefit from these losses. In addition, these pre-conversion results were not taken into account in determining the Company’s estimated annual effective tax rate of 38.6%.

Following the conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the Company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). During the second quarter of 2011, the Company completed an evaluation of this transaction and determined that the Company was entitled to assume the NOLs of this founding member. Accordingly, in the second quarter of 2011, the Company has recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes.

The overall income tax provision for the nine months ended September 30, 2011 is $1.4 million as compared to $0 for the nine months ended September 30, 2010. As described above, this total is derived from applying the annual effective tax rate to the post conversion (no effect given to pre-conversion losses) quarterly earnings, the one-time establishment of deferred taxes due to the conversion from pass-through status to corporate status and the inclusion of NOLs acquired from one of our founding members. There was no income tax provision for the nine months ended September 30, 2010 as the Company was treated as a partnership for Federal and state income tax purpose.

In our life finance segment, income decreased by $10.0 million to $43.6 million, primarily driven by decreases in agency fee income, origination income and interest income totaling $22.2 million. Partially offsetting these decreases were an increase of $11.5 million in change in fair value of life settlements and an increase of $1.4 million in servicing fee income. Life finance segment expenses were $29.2 million during the period compared to $59.1 million during the same period in 2010, a decline of $30.0 million, or 51%. These declines were driven primarily by a $14.2 million reduction in interest expense and a decline in amortization of deferred costs of $17.7 million, partially offset by an increase of $2.2 million in selling, general and administrative expenses.

During the nine months ended September 30, 2011, we originated 55 loans using equity capital, compared to 86 loans originated under the LPIC program during the same period in 2010. This resulted in a reduction in agency fees from $9.1 million during the nine months ended September 30, 2010 to $6.6 million during the same period in 2011, a decrease of $2.5 million. As of September 30, 2011, we had loans receivable totaling $46.4 million compared to $121.6 million as of September 30, 2010, a decrease of $75.1 million, or 62%. Loans outstanding declined from 426 to 179. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $16.7 million and $15.5 million, respectively during the nine months ending September 30, 2010 to $5.9 million and $6.7 million, respectively, during the same period in 2011. Offsetting these declines were a reduction of total life finance segment expenses from $59.1 million during the first nine months of 2010 to $29.2 million during the first nine months of 2011, a decrease of $30.0 million. Interest expense declined to $7.1 million, a reduction of $14.2 million, as notes payable declined from $62.5 million as of September 30, 2010 to $28.2 million as of September 30, 2011. Provision for losses on loans was $3.7 million during the first nine months of 2011, compared to $3.5 million during the same period in 2010. Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $4.9 million during the first nine months of 2011 compared to $22.6 million during the same period in 2010, a decline of $17.7 million.

Of the 55 premium finance loans originated during the nine months ended September 30, 2011, 11 are the Type 2 loans. These loans have an average principal balance of approximately $549,000 compared to approximately $280,000 on Type 1 loans originated during the nine months ended September 30, 2011. Agency fees as a percent of the principal balance of the loans averaged 39% and 20.7% on Type 1 and Type 2 loans, respectively.

Change in fair value of life settlements was approximately $14.8 million gain for the nine months ended September 30, 2011 compared to $3.3 million gain for the same period in 2010. During the nine months ended September 30, 2011, the Company acquired 131 life insurance policies through purchases in the life settlement and secondary markets and as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. Total aggregate death benefit of polices purchased during the nine months ended September 30, 2011 was $662.3 million. Total purchase price as a percent of aggregate death benefit acquired was 7.6%. We recorded unrealized change in fair value of approximately $14.8 million during the nine months ended September 30, 2011 which included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation, as described in Note 2 Principles of Consolidation and Basis of Presentation. These changes impacted the unrealized change in fair value by $3.0 million on 41 life settlement policies owned as of December 31, 2010.

In our structured settlements segment, income was $8.1 million, compared to $6.7 million for the same period in 2010, an increase of $1.4 million. This increase was due to an increase in sales transactions to 586 during the nine months ended September 30, 2011 compared to 291 sales transactions during the same period in 2010. Segment SG&A expenses increased by $6.4 million to $15.2 million as we continued to build our infrastructure. This led to a segment operating loss of $7.1 million, an increase of $5.0 million over segment operating loss of $2.1 million recorded during the same period in 2010.

Segment Information

We operate our business through two reportable segments: life finance and structured settlements. Our segment data discussed below may not be indicative of our future operations.

Life Finance Business

Our results of operations for our life finance segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Income
Agency fee income	937	1,382	6,564	9,099
Interest income	2,145	4,153	6,712	15,482
Origination fee income	1,753	3,837	5,858	16,728
Gain on forgiveness of debt	198	2,435	4,880	6,968
Unrealized change in fair value of life settlements	(14,074)	3,501	14,811	3,300
Gain on sale of life settlements	—	(474)	5	—
Servicing fee income	376	—	1,447	—
Maturities of life settlements with subrogation rights, net	3,188	—	3,188	—
Other	8	1,962	182	2,066

	(5,469)	16,796	43,647	53,643
Direct segment expenses
Interest expense	1,660	6,021	7,135	21,350
Provision for losses	3,583	495	3,712	3,514
Loss (gain) on loan payoff and settlements, net	261	1,007	3,927	4,320
Amortization of deferred costs	1,409	10,968	4,913	22,601
SG&A expense	4,318	2,574	9,475	7,313

	11,231	21,065	29,162	59,098

Segment operating income (loss)	$(16,700)	$(4,269)	$14,485	$(5,455)

The following table highlights certain selected operating data in our life finance segment for the periods indicated (in thousands except number of loans percentage, age and life expectancy):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Period Originations:
Number of loans originated (by type):
Type 1*	6	14	44	84
Type 2**	2	1	11	2
Principal balance of loans originated	$2,549	$2,788	$18,385	$18,245
Aggregate death benefit of policies underlying loans originated	$38,000	$62,500	$311,850	$417,275
Selling general and administrative expenses	$4,318	$2,574	$9,475	$7,313
Average Per Origination During Period:
Age of insured at origination	76.0	75.0	75.7	74.0
Life expectancy of insured (years)	13.8	14.1	14.5	14.1
Monthly premium (year of origination)	$7.3	$13.1	$11.2	$13.9
Death benefit of policies underlying loans originated	$4,750.0	$4,166.7	$5,376.7	$4,852.0
Principal balance of the loan	$318.7	$185.8	$334.3	$212.1
Interest rate charged	14.0%	11.5%	14.0%	11.5%
Agency fee	$117.6	$92.1	$110.2	$105.8
Agency fee as % of principal balance
Type 1*	43.4%	51.0%	39.0%	50.2%
Type 2**	29.1%	43.2%	20.7%	39.3%
Origination fee	$79.7	$76.5	$79.5	$88.5
Annualized origination fee as % of principal balance	18.9%	29.2%	24.3%	21.0%
End of Period Loan Portfolio
Loans receivable, net	$46,446	$121,564	$46,446	$121,564
Number of policies underlying loans receivable	179	426	179	426
Aggregate death benefit of policies underlying loans receivable	$868,752	$2,120,587	$868,752	$2,120,587
Number of loans with insurance protection	121	403	121	403
Loans receivable, net (insured loans only)	$29,923	$116,115	$29,923	$116,115
Average Per Loan:
Age of insured in loans receivable	75.2	74.3	75.2	74.3
Life expectancy of insured (years)	15.2	15.1	15.2	15.1
Monthly premium	$6.1	$6.7	$6.1	$6.7
Loan receivable, net	$277.7	$285.4	$277.7	$285.4
Interest rate	12.2%	11.3%	12.2%	11.3%
Period Acquisitions — Policies Owned
Number of policies acquired	52	20	131	20
Average age of insured at acquisition	78.4	78.1	78.2	78.1
Average life expectancy—Calculated LE (Years)	10.1	13.3	10.1	13.3
Average death benefit	5,547	4,858	5,056	4,858
Aggregate purchase price	24,451	2,986	50,155	2,986
Aggregate fair value at acquisition	31,675	7,292	80,004	7,292
Policies acquired, Percent of fair value paid	77.2%	40.9	62.7%	40.9

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
End of Period — Policies Owned
Number of policies owned	170	31	170	31
Average Life Expectancy — Calculated LE (Years)	10.5	13.6	10.5	13.6
Aggregate Death Benefit	853,492	131,632	853,492	131,632
Aggregate fair value	$91,967	$8,846	$91,967	$8,846
Monthly premium — average per policy	$11.0	$5.2	$11.0	$5.2

*	We define Type 1 loans as loans that are collateralized by life insurance policies that have been in force less than two years.

**	We define Type 2 loans as loans that are collateralized by life insurance policies that have been in force longer than two years.

Three Months ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Income

Agency Fee Income. Agency fee income was $937,000 for the three months ended September 30, 2011 compared to $1.4 million for the same period in 2010, a decrease of $445,000, or 32%. Agency fee income is earned solely as a function of originating loans. We funded 8 loans during the three months ended September 30, 2011, a 46% decrease compared to the 15 loans funded during the same period of 2010 under credit facilities with lender protection insurance. The Company began originating loans using equity capital instead of debt in late February 2011 after the completion of our initial public offering.

Agency fees as a percentage of the principal balance of the loans (which we refer to in the Form 10-Q as the principal amount loaned without including origination fees or interest) originated during each period was as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2011	2010
Principal balance of loans originated	$2,549	$2,788
Number of transactions originated	8	15
Agency fees	$937	$1,382
Agency fees as a percentage of the principal balance of loans originated	36.8%	49.6%

Interest Income. Interest income was $2.1 million for the three months ended September 30, 2011 compared to $4.2 million for the same period in 2010, a decrease of $2.0 million or 48%. Interest income declined as the balance of loans receivable, net decreased from $121.6 million as of September 30, 2010 to $46.4 million as of September 30, 2011 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of September 30, 2011 and 2010 was 12.2% and 11.3%, respectively.

Origination Fee Income. Origination fee income was $1.8 million for the three months ended September 30, 2011, compared to $3.8 million for the same period in 2010, a decrease of $2.1 million, or 54%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC provider. Origination fees as a percentage of the principal balance of the loans originated was 18.9% during the three months ended September 30, 2011 compared to 29.2% for the same period in 2010.

Gain on Forgiveness of Debt. Gain on forgiveness of debt was $198,000 for the three months ended September 30, 2011 compared to $2.4 million for the same period in 2010, a decrease of $2.2 million, or 92%. These gains arise out of a settlement agreement with Acorn Capital. Only 1 loan out of 119 loans financed in the

Acorn facility remained outstanding as of September 30, 2011. The gains were partially offset by a loss on loan payoffs, net related to Acorn loans of $227,000 and $2.4 million during the three months ended September 30, 2011, and 2010, respectively.

Unrealized Change in Fair Value of Life Settlements. Change in fair value of life settlements was a loss of approximately $14.1 million for the three months ended September 30, 2011 compared to $3.5 million for the same period in 2010. In light of the government investigation as well as recent court decisions addressing the validity of life insurance policies issued in connection with certain types of financings and transfers, and newspaper articles thereon, which were not specifically related to Imperial policies, the Company re-evaluated the views of market participants in the life settlement marketplace, and the inputs into its Level 3 fair value model. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The fair value measurement of life settlements are considered to be Level 3 (within the three-level fair value hierarchy) because the estimated fair value is based on inputs that are both significant to the fair value measurement and unobservable. The inputs into the determination of fair value generally require significant management judgment or estimation. The most significant assumptions the Company estimates to measure the fair value of life settlement policies it acquires, consistently applied to each acquisition, are the life expectancy of the insured, the mortality table used and the discount rate. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require. Based on the aforementioned court rulings, the government investigation, and our analysis of recent market developments, which included analysis performed by independent consultants, the Company believes the perceived risk or uncertainty over these assets has changed and therefore the risk premium an investor would require has changed. As such, the Company has increased the discount rate on the portfolio from an average of approximately 15% to approximately 19%. The Company recorded an unrealized change in fair value loss of approximately $14.1 million during the three months ended September 30, 2011. The change in fair value is included in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations.

During the three months ended September 30, 2011, the Company acquired certain life insurance policies through purchases in the life settlement market and others were acquired as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. Total aggregate death benefit of polices purchased during the quarter was $288.4 million. Total purchase price as a percent of aggregate death benefit acquired was 8.5%.

Servicing fee income. Servicing fee income was $376,000 for the three months ended September 30, 2011 compared to $0 for the same period in 2010. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010.

Gain on Maturities of Life Settlements with Subrogation Rights, net.

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company has not collected the $10.0 million death benefit under this policy as of September 30, 2011. The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expenses of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In accordance with ASC 450, the Company expects to recognize approximately $9.2 million in death benefits, net of subrogation expenses (of approximately $800,000 as of September 30, 2011) on the larger policy when all contingencies are resolved. The Company believes these contingent gains to be unpredictable. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

Expenses

Interest Expense. Interest expense was $1.7 million for the three months ended September 30, 2011 compared to $6.0 million for the same period in 2010, a decrease of $4.4 million, or 72%. The decrease in interest expense is due to a decline in notes payable from $62.5 million as of September 30, 2010 to $28.2 million as of September 30, 2011, a decrease of $34.5 million, or 55%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was $3.6 million for the three months ended September 30, 2011 compared to $495,000 for the same period in 2010, an increase of $3.1 million. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. The Provision for Losses on Loans Receivable has increased in the quarter ended September 30, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements.

Loss on Loan Payoffs and Settlements, Net. Loss on loan payoffs and settlements, net, was $261,000 for the three months ended September 30, 2011 compared to $1.0 million for the same period in 2010, a decrease of $746,000, or 74%. In the three months ended September 2011, we wrote off 1 loan compared to 6 loans written off in the same period in 2010, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a loss on loan payoffs and settlements, net, of approximately $34,000 and gain on loan payoffs and settlements, net, of approximately $900,000 for the three months ended September 30, 2011 and 2010, respectively.

Amortization of Deferred Costs. Amortization of deferred costs was $1.4 million during the three months ended September 30, 2011 as compared to $11.0 million for the same period in 2010, a decrease of $9.6 million, or 87%. Lender protection insurance related costs accounted for $1.1 million and $9.4 million of total amortization of deferred costs during the three months ended September 30, 2011 and 2010, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and loans with lender protection insurance are maturing. Only $2.5 million of lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.3 million for the three months ended September 30, 2011 compared to $2.6 million for the three months ended September 30, 2010, an increase of $1.7 million or 68%. This increase was due primarily to an increase in personnel expenses of $1.2 million due to hiring additional employees. In addition, we recorded additional variable expenses associated with the increase in the number of life insurance policies acquired during the period, including an increase in broker fees of $422,000.

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

The aging of our agency fees receivable as of the dates below is as follows (in thousands):

	September 30,	December 31,
	2011	2010
30 days or less from loan funding	$283	$559
31 — 60 days from loan funding	18	—
61 — 90 days from loan funding	—	—
91 — 120 days from loan funding	—	—
Over 120 days from loan funding	273	207

Total	$574	$766
Allowance for doubtful accounts	(273)	(205)

Agency fees receivable, net	$301	$561

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the three months ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Months Ended
	September 30,
	2011	2010
Balance at beginning of period	$289	$183
Provision for bad debts	—	3
Write-offs	—	—
Recoveries	(16)	—

Balance at end of period	$273	$186

The allowance for doubtful accounts for past due agency fees as of September 30, 2011 was $273,000 as compared to $205,000 as of December 31, 2010. The increase was primarily attributable to approximately $37,000 of additional reserves for new loan activity in the three months ended June 2011. Throughout 2011, we continued to evaluate the collectability of agency fee receivables and recorded a recovery of approximately $16,000 in bad debt expense during the three months ended September 30, 2011.

Nine months ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Income

Agency Fee Income. Agency fee income was $6.6 million for the nine months ended September 30, 2011 compared to $9.1 million for the same period in 2010, a decrease of $2.5 million, or 28%. Agency fee income is earned solely as a function of originating loans. We funded only 55 loans during the nine months ended September 30, 2011, a 36% decrease compared to the 86 loans funded during the same period of 2010. This reduction in the number of loans originated was caused by the termination of the LPIC program as of December 31, 2010, when the Company stopped originating loans using debt capital. The Company began originating loans using equity capital in late February 2011 after the completion of our initial public offering.

Agency fees as a percentage of the principal balance of the loans originated during each period was as follows (dollars in thousands):

	For the Nine Months
	Ended September 30,
	2011	2010
Principal balance of loans originated	$18,385	$18,245
Number of transactions originated	55	86
Agency fees	$6,564	$9,099
Agency fees as a percentage of the principal balance of loans originated	35.7%	49.9%

Interest Income. Interest income was $6.7 million for the nine months ended September 30, 2011 compared to $15.5 million for the same period in 2010, a decrease of $8.9 million or 57%. Interest income declined as the balance of loans receivable, net decreased from $121.6 million as of September 30, 2010 to $46.4 million as of September 30, 2011 due to significant loan maturities within the legacy LPIC loan program. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of September 30, 2011 and 2010 was 12.2% and 11.3%, respectively.

Origination Fee Income. Origination fee income was $5.9 million for the nine months ended September 30, 2011, compared to $16.7 million for the same period in 2010, a decrease of $10.8 million, or 65%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Origination fees as a percentage of the principal balance of the loans originated was 24.3% during the nine months ended September 30, 2011 compared to 21.0% for the same period in 2010.

Gain on Forgiveness of Debt. Gain on forgiveness of debt was $4.9 million for the nine months ended September 30, 2011 compared to $7.0 million for the same period in 2010, a decrease of $2.1 million, or 30%. These gains arise out of a settlement agreement with Acorn Capital. Only 1 loan out of 119 loans financed in the Acorn facility remained outstanding as of September 30, 2011. The gains were substantially offset by a loss on loan payoffs, net related to Acorn loans of $4.5 million and $5.2 million during the nine months ended September 30, 2011, and 2010, respectively.

Unrealized Change in Fair Value of Life Settlements. Change in fair value of life settlements was approximately $14.8 million gain for the nine months ended September 30, 2011 compared to $3.3 million gain for the same period in 2010. During the nine months ended September 30, 2011, the Company acquired 131 life insurance policies through purchases in the life settlement and secondary markets and as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. Total aggregate death benefit of polices purchased during the nine months ended September 30, 2011 was $662.3 million. Total purchase price as a percent of aggregate death benefit acquired was 7.6%. We recorded unrealized change in fair value of approximately $14.8 million during the nine months ended September 30, 2011 which included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation, as described in footnote 2 Principles of Consolidation and Basis of Presentation. These changes impacted the unrealized change in fair value by $3.0 million on 41 life settlement policies owned as of December 31, 2010.

Servicing fee income. Servicing fee income was $1.4 million for the nine months ended September 30, 2011 compared to $0 for the same period in 2010. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010.

Gain on Maturities of Life Settlements with Subrogation Rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company has not collected the $10.0 million death benefit under this policy as of September 30, 2011. The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expenses of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In accordance with ASC 450, the Company expects to recognize approximately $9.2 million in death benefits, net of subrogation expenses (of approximately $800,000 as of September 30, 2011) on the larger policy when all contingencies are resolved. The Company believes these contingent gains to be unpredictable. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

Expenses

Interest Expense. Interest expense was $7.1 million for the nine months ended September 30, 2011 compared to $21.3 million for the same period in 2010, a decrease of $14.2 million, or 67%. The decrease in interest expense is due to a decline in notes payable from $62.5 million as of September 30, 2010 to $28.2 million as of September 30, 2011, a decrease of $34.5 million, or 55%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was $3.7 million for the nine months ended September 30, 2011 compared to $3.5 million for the same period in 2010, an increase of 198,000 or 6%. The Provision for Losses on Loans Receivable has increased in the nine months ended September 30, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements. Additionally, there were fewer new loans originated during the nine months ended September 30, 2011 as compared to the same period in 2010, as noted previously. The loan impairment valuation was 16.2% and 6.6% of the carrying value of the loan receivables as of September 30, 2011 and 2010, respectively.

Loss on Loan Payoffs and Settlements, Net. Loss on loan payoffs and settlements, net, was $3.9 million for the nine months ended September 30, 2011 compared to $4.3 million for the same period in 2010, a decrease of $393,000, or 9%. In the first nine months of 2011, we wrote off 14 loans compared to 20 loans written off in the first nine months of 2010, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of $571,000 and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Amortization of Deferred Costs. Amortization of deferred costs was $4.9 million during the nine months ended September 30, 2011 as compared to $22.6 million for the same period in 2010, a decrease of $17.7 million, or 78%. Lender protection insurance related costs accounted for $3.9 million and $19.4 million of total amortization of deferred costs during the nine months ended September 30, 2011 and 2010, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010. Only $2.5 million of lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.5 million for the nine months ended September 30, 2011, compared to $7.3 million for the same period prior year an increase of $2.2 million or 30%.

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

	September 30,	December 31,
	2011	2010
30 days or less from loan funding	$283	$559
31 — 60 days from loan funding	18	—
61 — 90 days from loan funding	—	—
91 — 120 days from loan funding	—	—
Over 120 days from loan funding	273	207

Total	$574	$766
Allowance for doubtful accounts	(273)	(205)

Agency fees receivable, net	$301	$561

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2011	2010
Balance at beginning of period	$204	$120
Provision for bad debts	112	66
Write-offs	(27)	—
Recoveries	(16)	—

Balance at end of period	$273	$186

The allowance for doubtful accounts for past due agency fees as of September 30, 2011 was $273,000 as compared to $205,000 as of December 31, 2010. Throughout 2011, we continued to evaluate the collectability of agency fee receivables and recorded approximately $112,000 in bad debt expense during the nine months ended September 30, 2011.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Income
Realized gain on sale of structured settlements	$2,240	$1,585	$5,457	$4,848
Interest income	144	101	319	313
Unrealized change in fair value of investments	928	1,505	2,145	1,505
Other income	50	34	195	83

	3,362	3,225	8,116	6,749
Direct segment expenses
SG&A expenses	6,901	3,125	15,235	8,855

Segment operating loss	$(3,539)	$100	$(7,119)	$(2,106)

The following table highlights certain selected operating data in our structured settlements segment for the periods indicated (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Period Originations:
Number of transactions	211	138	618	385
Number of transactions from repeat customers	78	48	218	96
Weighted average purchase discount rate	17.6%	20.1%	18.0%	19.3%
Face value of undiscounted future payments purchased	$26,033	$13,458	$67,749	$33,713
Amount paid for settlements purchased	$5,774	$2,959	$14,425	$9,099
Marketing costs	$1,806	$1,168	$4,266	$3,561
Selling, general and administrative (excluding marketing costs)	$5,095	$1,957	$10,969	$5,294
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$123.4	$97.5	$109.6	$87.6
Amount paid for settlement purchased	$27.4	$21.4	$23.3	$23.6
Time from funding to maturity (months)	147.9	147.3	151.9	134.3
Marketing cost per transaction	$8.6	$8.5	$6.9	$9.2
Segment selling, general and administrative (excluding marketing costs) per transaction	$24.15	$14.2	$17.75	$13.8
Period Sales:
Number of transactions originated and sold	178	72	586	291
Realized gain on sale of structured settlements	$2,243	$1,585	$5,460	$4,848
Average sale discount rate	10.6%	9.6%	10.3%	9.1%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Income

Interest Income. Interest income was $144,000 for the three months ended September 30, 2011 compared to $101,000 for the same period in 2010, an increase of $43,000.

Realized Gain on Sale of Structured Settlements. Realized gain on sale of structured settlements was $2.2 million for the three months ended September 30, 2011 compared to $1.6 million for the same period in 2010, an increase of $655,000 or 41%. During the three months ending September 30, 2011, we sold 178 structured settlements for a gain of $2.2 million compared to 72 sales, for a gain of $1.6 million, during the same period in 2010.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $928,000 for the three months ended September 30, 2011 compared to $1.5 million for the same period in 2010. These receivables are typically sold to our institutional counterparties during the period following their origination. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.9 million for the three months ended September 30, 2011 compared to $3.1 million for the same period in 2010, an increase of $3.8 million or 121%. This increase was due primarily to an increase in personnel expenses of $2.8 million due to hiring additional employees. In addition, we recorded additional variable expenses associated with the increase in the number of structured settlements originated during the period, including an increase in advertising of $627,000.

Nine months ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Income

Interest Income. Interest income was $319,000 for the nine months ended September 30, 2011 compared to $313,000 for the same period in 2010 an increase of $6,000.

Realized Gain on Sale of Structured Settlements. Realized gain on sale of structured settlements was $5.5 million for the nine months ended September 30, 2011 compared to $4.8 million for the same period in 2010. During the nine months ended September 30, 2010, we sold 291 of structured settlements for a gain of $4.8 million. During the nine-month period ending September 30, 2011, we sold 586 structured settlements for a gain of $5.5 million. Included in these results was a portfolio purchase and sale of 131 transactions that resulted in a gain of $64,000.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $2.1 million for the nine months ended September 30, 2011 compared to $1.5 million for the same period in 2010. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.2 million for the nine months ended September 30, 2011 compared to $8.9 million for the same period in 2010, an increase of $6.4 million or 72%. This increase was due primarily to an increase in personnel expenses of $3.8 million due to hiring additional employees. In addition, we recorded additional variable expenses associated with the increase in the number of structured settlements originated during the period, including an increase in legal expenses of $656,000, an increase in advertising of $693,000 and an increase in processing fees of $245,000.

Liquidity and Capital Resources

Historically, we have funded operations primarily from cash flows from operations and various forms of debt financing insured by LPIC. In February 2011, we completed our initial public offering of common stock and received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses. We intended to use approximately $130.0 million of the net proceeds in our life finance segment and up to $20.0 million in our structured settlement activities. We further intended to use the remaining proceeds for general corporate purposes. During the nine months ended September 30, 2011 the Company invested approximately $76.3 million of the cash proceeds it received from its initial public offering in an investment portfolio comprised of approximately $71.3 million fixed income investments, primarily corporate bonds and government bonds and $5.0 million in U.S. Treasuries.

We anticipate that our liquidity needs for the next year will be in excess of the amounts previously budgeted by the Company as a result of the government investigation. In particular, we believe we will spend significant amounts on legal matters related to the government investigation and class action litigation and possible similar claims in the next year and such cost may exceed our insurance coverage for such matters. Accordingly, we intend to suspend originating new premium finance loans and also expect that we will significantly reduce our purchases of life settlements in an effort to conserve capital. We expect to meet our liquidity needs for the next year primarily through cash and other short term assets, advances by insurers of legal expense related to the government investigation and/or class action litigation and to a lesser extent through cash flows from sales and financings of structured settlements. We may also opportunistically seek to sell certain life settlements from time to time.

On October 7, 2011, we were informed that as part of SunTrust Bank’s ongoing review of its business plans and target markets, it has conducted a strategic review and has decided to end all banking relationships with the Company. The Company is presently in discussions with SunTrust Bank regarding effectuating an orderly transition to another financial institution and is analyzing the effect that such a transition may have on its operations. While this analysis is ongoing, the Company does not expect that its subsidiaries, Contingent Settlements I, LLC and Imperial Settlements Financing 2010, LLC, will make advance requests under their respective financing facilities described below under “8.39% Fixed Rate Asset Backed Variable Funding Notes” (the “VFNs”) and “Class A Note.” At this time, the Company does not know when or if its subsidiaries will be in a position to re-commence advance requests under either facility. The Company is analyzing its contractual rights under these facilities as it also presently cannot confirm whether the VFNs noteholder will agree to fund if and when advance requests re-commence and does not believe the Class A Note noteholder would presently fund if an advance request were made. Until the Company can re-commence financing under, or replace, these facilities, the Company presently intends to originate structured settlements using its own capital, which may reduce the cash available to service the Company’s portfolio of life settlements. The Company believes that it can sell term certain structured settlements it originates without the use of long term financing contracts but, since becoming aware of the government investigation, has not consummated any such sales. See Risk Factors — The Company currently cannot use third party financing for the origination of structured settlement receivables and may need to use its own capital to originate structured settlements for an indeterminate period of time.

Debt Financings Summary

We had the following debt outstanding as of September 30, 2011, which includes the credit facilities used in our life finance business (in thousands):

	Outstanding Principal	Accrued Interest	Total Principal and Interest
Credit Facilities:
Acorn	$103	$39	$142
White Oak	3,892	2,050	5,942
Cedar Lane	24,183	6,030	30,213

Total	$28,178	$8,119	$36,297

As of September 30, 2011, we had total debt outstanding of $28.2 million of which $28.1 million or 99.6% is owed by our special purpose entities which were established for the purpose of obtaining debt financing to fund our life finance loans under the legacy LPIC loan program. Debt owed by these special purpose entities is generally non-recourse to us and our other subsidiaries. This debt is collateralized by life insurance policies with lender protection insurance underlying life finance loans that we have assigned, or in which we have sold participations rights, to our special purpose entities. One exception is the Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations. Our CEO and our COO made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our CEO and our COO for such non-financial performance reasons, then our indemnification obligations to our CEO and our COO may require us to indemnify them for losses they may incur under these guaranties.

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

The following table summarizes the maturities of principal and interest outstanding as of September 30, 2011, for our credit facilities previously used to fund life finance loans (dollars in thousands):

	Weighted Average Interest Rate	Principal and Interest Outstanding at 9/30/2011	Principal and Interest Payable
			Nine Months Ending 12/31/2011	Year Ending 12/31/2012	Year Ending 12/31/2013

Credit Facilities
Acorn	14.5%	$142	$142	$—	$—
White Oak	20.2%	5,942	5,942	—	—
Cedar Lane	15.6%	30,213	11,045	19,075	93

Totals		$36,297	$17,129	$19,075	$93

Weighted average interest rate		16.4%	17.2%	15.6%	15.6%

After December 31, 2010, we ceased originating life finance loans with lender protection insurance. As a result, we no longer originate new life finance loans under these credit facilities.

The material terms of certain of our funding agreements are described below:

White Oak Global Advisors, LLC Facility

On March 13, 2009, Imperial Life Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into a financing agreement with CTL Holdings II, LLC to borrow funds to finance its purchase of life finance loans originated by us or the participation interests therein. White Oak Global Advisors, LLC subsequently replaced CTL Holdings II, LLC as the administrative agent and collateral agent with respect to this facility. The original financing agreement provided for up to $15.0 million of multi-draw term loans. In September 2009, this financing agreement was amended to increase the commitment by $12.0 million to a total commitment of $27.0 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of September 30, 2011 was 19.7%. The loans are payable as the corresponding life finance loans mature. The agreement requires that each loan originated under the facility be covered by lender protection insurance. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. In addition, the obligations of Imperial Life Financing II, LLC have been guaranteed by Imperial Life finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us except to the extent of Imperial Life finance, LLC’s equity interest in Imperial Life Financing II, LLC. After December 31, 2010, we ceased originating life finance loans with lender protection insurance. As a result, we are no longer able to originate new life finance loans under this facility.

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

As described above, ISF 2010 is currently not making advance requests under the note and the Company cannot confirm whether the noteholder will agree to fund if and when advance requests re-commence.

Class A Note

On April 12, 2011, Washington Square Financial, LLC (“WSF”), a wholly-owned subsidiary of the Company, entered into a purchase agreement to sell up to $40.0 million of structured settlement receivables to Contingent Settlements I, LLC, a wholly-owned special purpose entity of WSF (the “SPE”). Pursuant to a trust agreement, dated April 12, 2011, by and among the SPE and Wilmington Trust Company, as trustee, the SPE will sell the life contingent structured settlement receivables sold to it under the purchase agreement into a statutory trust (the “Trust”) that will issue a Class A Note and a residual interest certificate to an affiliate of Beacon Trust Company (the “Noteholder”) and the SPE, respectively. The Noteholder has agreed, subject to certain customary funding conditions, to advance up to $40.0 million under its Class A Note, which will entitle the Noteholder to, among other things, the first 17 years of payments under the life contingent structured settlement receivables, from the date such receivables are sold into the trust. Each of the SPE and the Noteholder has committed to purchase the receivables and make advances under the Class A Note, respectively, for one year absent the occurrence of certain events of default. The receivables to be purchased under the purchase agreement and sold into the Trust will be subject to customary eligibility criteria and certain concentration limits.

As described above, the SPE is currently not making advance requests under the Class A Note and the Company does not believe the Noteholder would presently fund if an advance request were made.

Life Finance Loan Maturities

The following table summarizes the maturities of our life finance loans outstanding as of September 30, 2011 (dollars in thousands):

	Principal and Interest Payable
	Total at	Year Ending	Year Ending	Year Ending
	9/30/2011	12/31/2011	12/31/2012	12/31/2013
Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$62,416	$25,245	$32,329	$4,842
Weighted average per annum interest rate	11.8%	11.3%	11.9%	13.8%
Per annum origination fee as a percentage of the principal balance of the loan at origination	25.2%	20.8%	19.3%	12.2%

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(6,420)	$(12,783)	$(29,305)	$(29,808)
Investing activities	18,386	64,200	(115,813)	94,767
Financing activities	(11,793)	(57,862)	149,734	(77,165)

Increase (decrease) in cash and cash equivalents	$173	$(6,445)	$4,616	$(12,206)

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2011 was $6.4 million, a decrease of $6.4 million from $12.8 million of cash used in operating activities for the same period in 2010. The decrease was primarily attributable to a decrease of $7.8 million in prepaid expenses and other assets, offset by a $2.3 million reduction in cash paid for interest.

Net cash used in operating activities for the nine months ended September 30, 2011 was $29.3 million, an increase of $502,000 from $29.8 million of cash used in operating activities for the same period in 2010.

Investing Activities

Net cash provided in investing activities for the three months ended September 30, 2011 was $18.4 million, a decrease of $45.8 million from $64.2 million of cash provided by investing activities for the same period in 2010. The decrease was primarily due to a $60.5 million decrease in proceeds from loan payoffs and a $23.8 million increase in cash used in purchases of investments in life settlements, partially offset by an increase of $44.7 million in proceeds from the sale and prepayments of investment securities available for sale.

Net cash used in investing activities for the nine months ended September 30, 2011 was $115.8 million, an increase of $210.6 million from $94.8 million of net cash provided by investing activities for the same period in 2010. The increase was primarily due to $122 million used to purchase investment securities available for sale and an $80 million decrease in proceeds from loan payoffs.

Financing Activities

Net cash used by financing activities for the three months ended September 30, 2011 was $11.8 million, a decrease of $46.1 million from $57.9 million of cash used in financing activities for the same period in 2010. The decrease was primarily due to a $53.4 million decrease in cash used in repayment of borrowings from credit facilities and affiliates, offset by a decrease of $3.2 million of cash provided by borrowings under credit facilities and affiliates and a decrease of $3.0 million of cash provided by member contributions.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $149.7 million, an increase of $226.9 million from $77.2 million of cash used in financing activities for the same period in 2010. The increase was primarily due to the receipt of net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses in connection with our initial public offering and a $60.5 million decrease in repayment of borrowings from affiliates.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011 (in thousands):

Contractual Obligations

		Due in Less	Due	Due	More than
	Total	than 1 Year	1-3 Years	3-5 Years	5 Years
Credit facilities(1)	$28,178	$26,879	$1,299	$—	$—
Expected interest payments(2)	8,119	7,948	171	—	—
Operating leases	335	335	—	—	—
Estimated tax payments for uncertain tax positions	6,295	—	6,295	—	—

Total	$42,927	$35,162	$7,765	$—	$—

(1)	Credit facilities include principal outstanding related to facilities that were used to fund life finance loans.

(2)	Expected interest payments are calculated based on outstanding balances of our credit facilities as of September 30, 2011 and assumes repayment of principal and interest at the maturity date of the related life finance loan, which may be prior to the final maturity of the credit facility.

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

Off-Balance Sheet Arrangements

Other than subrogation rights described below, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Subrogation Rights, net

Every credit facility entered into by subsidiaries of the Company between December 2007 and December 2010 to finance the premium finance lending business required lender protection insurance for each loan originated under such credit facility. Generally, when the Company exercises its right to foreclose on collateral the Company’s lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy, subject to the terms and conditions of the lender protection insurance policy, including notice and timing requirements. Otherwise, the lender protection insurer maintains its salvage collection and subrogation rights. The lender protection insurer’s salvage collection and subrogation rights generally provide a remedy by which the insurer can seek to recover an amount equal to but not greater than the amount of the lender protection claim paid plus premiums paid by it, expenses and interest thereon.

In those instances where the Company has foreclosed on the collateral the lender protection insurer has maintained its salvage collection and subrogation rights and has been covering the cost of the ongoing premiums needed to maintain these life insurance policies. However, the lender protection insurer may elect at any time to discontinue the payment of premiums which would result in lapse of the policies if the Company does not otherwise pay the premiums. The Company views these policies as having uncertain value because the lender protection insurer controls what happens to the policy from a payment of premium standpoint, and the amount of the lender protection insurer’s salvage collection and subrogation claim rights on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. For these reasons, these policies are considered contingent assets and not included in the amount of life settlements on the accompanying consolidated and combined balance sheet.

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company has not collected the $10.0 million death benefit under this policy as of September 30, 2011. The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized the collection of the $3.5 million death benefit net of subrogation expenses of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In accordance with ASC 450, the Company expects to recognize approximately $9.2 million in death benefits, net of subrogation expenses (of approximately $800,000 as of September 30, 2011) on the larger policy when all contingencies are resolved. The Company believes these contingent gains to be unpredictable because the lender protection insurer can discontinue paying the premiums necessary to keep policies subject to subrogation and salvage claims in force at any time and the amount of the lender protection insurer’s subrogation and salvage claim on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk.

Credit Risk

In our life finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the fair value of the policy and, to a lesser extent, the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding life finance loans for policies issued by companies that have a credit rating of at least “A” by Standard & Poor’s, at least “A3” by Moody’s, at least “A” by A.M. Best Company or at least “A+” by Fitch. At September 30, 2011 all of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “AAA” to “BBB-”) by Standard & Poor’s.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	September 30,
	2011	2010
Percentage of total number of loans outstanding with lender protection insurance	67.6%	94.6%
Percentage of total loans receivable, net balance covered by lender protection insurance	60.2%	95.5%

For the loans that had lender protection insurance and that matured during the nine months ended September 30, 2011 and the year ended December 31, 2010, the lender protection insurance claims paid to us were 95.2% and 95.5%, respectively, of the carrying value of the insured loans.

Our life finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of outstanding loan balance as of September 30, 2011:

Carrier	Percentage of Total Outstanding Loan Balance	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	16.6%	12.6%	A2	AA-
ReliaStar Life Insurance Company	14.4%	16.0%	A2	A
Sun Life Assurance Company of Canada	13.7%	19.3%	Aa3	AA-
Principal Life Insurance Company	11.2%	13.0%	Aa3	A

As of September 30, 2011, our lender protection insurer, Lexington, had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of September 30, 2011:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	16.0%	14.0%	A2	AA-
AXA Equitable Life Insurance Company	15.1%	17.2%	Aa3	AA-
Transamerica Occidental Life Insurance Company	11.6%	10.3%	A1	AA-
Principal Life Insurance Company	9.5%	9.4%	A1	A+

In our structured settlements segment, credit risk consists of the potential loss arising principally from adverse changes in the financial condition of the issuers of the annuities that arise from a structured settlement. Although certain purchasers of structured settlements may require higher credit ratings, we manage our credit risk related to the obligors of our structured settlements by generally requiring that they have a credit rating of “A–” or better by Standard & Poor’s. The risk of default in our structured settlement portfolio is mitigated by the relatively short period of time that we hold structured settlements as investments. We have not experienced any credit losses in this segment and we believe such risk is minimal.

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

As of September 30, 2011, we owned investments in life settlements (life insurance policies) in the amount of $92.0 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements (life insurance policies), including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements (life insurance policies) due to normal changes in interest rates as a material risk.

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

Risks Associated with Investments Securities Available for Sale

Imperial purchases fixed income securities and U.S. treasuries to provide consistent investment income, preserve capital and provide liquidity to fund expected premium payments. Changes in market interest rates associated with Imperial’s investment securities could have a material adverse effect on Imperial’s carrying value of its securities. Temporary changes in the carrying value of securities classified as available for sale are reflected, net of taxes, as a component of stockholders’ equity, while other-than-temporary impairment charges, if any, are recorded in earnings. See Note 9 to the accompanying condensed notes to consolidated financial statements.

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

Litigation

On September 27, 2011, the Company learned of a government investigation by the U.S. Attorney’s Office for the District of New Hampshire of the Company and certain employees, including its chairman and chief executive officer, president and chief operating officer, former general counsel, two vice presidents of certain of the Company’s life finance subsidiaries, three life finance sales executives and a funding manager. The Company has been informed that the focus of the government investigation concerns the Company’s premium finance loan business. The Company’s board of directors has formed a special committee, comprised of all of the Company’s independent directors, to conduct an independent investigation in connection with the government investigation. The Company is unable to predict the outcome of this matter or to estimate the range or amount of possible loss, which could be material, and no loss reserves have been recorded for this exposure.

On September 29, 2011, the Company, its chairman and chief executive officer, president and chief operating officer, chief financial officer, director of finance and accounting and an independent director were each named as defendants in a putative securities class action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Martin J. Fuller v. Imperial Holdings, Inc. et al. Also named as defendants were the underwriters of the Company’s initial public offering. That complaint asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended, alleging that the Company should have but failed to disclose in the registration statement for its initial public offering purported wrongful conduct relating to its life finance business which gave rise to the government investigation described above. On October 21, 2011, an amended complaint was filed that asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on similar allegations. On October 25, 2011, defendants removed the case to the United States District Court for the Southern District of Florida. On October 31, 2011, another putative class action case was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled City of Roseville Employees Retirement System v. Imperial Holdings, et al, naming the same defendants and also bringing claims under Sections 11,12 and 15 of the Securities Act of 1933 based on similar allegations. In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation.

See Risk Factors in Item 1A. below.

In addition to the proceedings above, we are party to various legal proceedings which arise in the ordinary course of business. While we cannot predict with certainty the outcome of these proceedings, we believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

Updates to our risk factors are discussed below. Other than the risk factors set forth below, our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The government investigation and the class action lawsuits could materially and adversely affect our business, our financial condition and results of operations.

On September 27, 2011, the Company learned of a government investigation by the U.S. Attorney’s Office for the District of New Hampshire of the Company and certain employees, including its chairman and chief executive officer, president and chief operating officer, former general counsel, two vice presidents of certain of the Company’s life finance subsidiaries, three life finance sales executives and a funding manager. The Company has been informed that the focus of the government investigation concerns the Company’s premium finance loan business.

The Company is unable to predict the outcome of this matter or to estimate the range or amount of possible loss and no loss reserves have been recorded for this exposure and there can be no assurance that the ultimate outcome of the government investigation will not result in administrative, civil or criminal proceedings against the Company or our employees by the U.S. Attorney’s Office for the District of New Hampshire or any other state or federal regulatory agencies. Such proceedings may result in the imposition of fines and penalties, criminal convictions of the Company or its employees, modifications to business practices and compliance programs or the imposition of sanctions against the Company. A protracted investigation or litigation could also impose substantial costs and distractions, regardless of its outcome. It is currently not possible to accurately predict when matters related to this investigation will be completed, the final outcome, or what actions may be taken by U.S. or other governmental authorities, and there can be no assurance that any final resolution, which may include fines and penalties as well as the costs the Company has already incurred and expects to incur in connection with the government investigation, will not have a material and adverse effect on the Company’s financial condition and results of operations. The government investigation may also harm our reputation with our counterparties and business partners, resulting in a loss of future business, which could also materially and adversely affect our business operations, decrease revenues and increase costs.

On September 29, 2011, the Company, its chairman and chief executive officer and chief operating officer, president, chief financial officer, director of finance and accounting and an independent director were each named as defendants in a putative securities class action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Martin J. Fuller v. Imperial Holdings, Inc. et al. Also named as defendants were the underwriters of the Company’s initial public offering. That complaint asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended, alleging that the Company should have but failed to disclose in the registration statement for its initial public offering purported wrongful conduct relating to its life finance business which gave rise to the government investigation described above. On October 21, 2011, an amended complaint was filed that asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on similar allegations. On October 25, 2011, defendants removed the case to the United States District Court for the Southern District of Florida. On October 31, 2011, another putative class action case was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled City of Roseville Employees Retirement System v. Imperial Holdings, et al, naming the same defendants and also bringing claims under Sections 11,12 and 15 of the Securities Act of 1933 based on similar allegations. In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation. While the Company intends to vigorously defend itself, it is unable to predict the outcome of these matters or to estimate the range or amount of possible loss, which could be material, and no loss reserves have been recorded for this exposure. However, it is possible that these putative class actions and similar actions could have a material adverse effect on our business, results of operations and financial condition.

Our Life Finance segment is highly regulated and the government investigation could materially adversely affect our ability to conduct life finance businesses.

Our life finance segment, which is comprised of the Company’s premium finance business and life settlement provider business, is highly regulated. Generally, as a condition to the issuance of licenses held by the Company’s subsidiaries in the life finance segment, the Company and/or its licensed subsidiaries submit themselves to potential state regulatory examinations. Currently, the Company’s life settlement provider subsidiary is undergoing an examination by the Florida Office of Insurance Regulation which was initiated after the Company became aware of the government investigation. To the extent that other state insurance or other regulators initiate their own investigations as a result of the government investigation or the Florida Office of Insurance Regulation or such other regulators take other action such as imposing fines in response thereto, our ability to conduct the businesses comprising our life finance segment may be materially adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

The life insurance policies that we own or that secure our premium finance loans may be subject to contest, rescission and/or non-cooperation by the issuing life insurance company, which may have a material adverse effect on our business, financial condition and results of operations.

Our premium finance loans are secured by the underlying life insurance policy. If the underlying policy (or a policy that we own) is subject to contest or rescission, the fair value of the collateral (or policy) and the ability to sell an affected policy in the secondary market could be negatively impaired. Life insurance policies may generally be contested or rescinded by the issuing life insurance company within the contestability period and sometimes beyond the contestability period, depending on the grounds for rescission and applicable law. While the policies that we own that have been previously premium financed are outside the contestability period, lack of insurable interest can, in some instances, form the basis of loss of right to payment under a life insurance policy for many years beyond the contestability period. Whether or not there exists a reasonable legal basis for a contest or rescission, it can result in a cloud on the title or collectability of the policy.

From time to time, an insurance carrier has challenged the validity of a policy and, in certain circumstances, we may lend funds to the owner of the policy who borrowed a premium finance loan from us in order to better protect the credit worthiness of our collateral. To date, the impact on our business from these challenges has not been significant to date. However, the government investigation may cause us to experience more challenges to policies than we otherwise would because insurers may attempt to use such investigation as grounds for voiding a policy. Although we continue to believe the policies that we own or hold as collateral for our premium finance loans are valid, any such future challenges to the policies that we own or hold as collateral for our premium finance loans may have a material adverse effect on our business, financial condition and results of operations because such challenges can result in increased costs, delays in payment of life insurance proceeds or even the voiding of a policy.

If an insurance company successfully contests or rescinds a policy, the insurance company’s liability would generally be limited to a refund of all the insurance premiums paid for the policy without any accrued interest. Furthermore, a life insurance company may refuse to refund any of the premiums paid and seek to retain them as an offset to damages it claims to have suffered in connection with the issuance of the life insurance policy. While defending an action to contest or rescind a policy, premium payments may have to continue to be made to the life insurance company. Additionally, in the case of a policy that serves as collateral for a premium finance loan, the issuing insurance company may refuse to cooperate with us by not providing information, processing notices and/or paperwork required to document the transaction. Hence, in the case of a contest or rescission, premiums paid to the carrier (including those paid during the pendency of a contest or rescission action) may not be refunded. If they are not, we may suffer a complete loss with respect to a policy which may adversely affect our business, financial condition and results of operations.

Uncertainty in valuing life insurance policies can affect their fair value and if their fair value decreases, we will incur losses.

When we obtain beneficial ownership of a life insurance policy, we record the investment in the policy at fair value. At the end of each reporting period, we re-value the life insurance policies we own. If the calculation results in an adjustment to the fair value of the policy, we record this as a change in fair value of our investment in life insurance policies.

This evaluation of the fair value of life insurance policies is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Using our valuation model, we determine the fair value of life insurance policies using a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate is based upon current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk margin an investor in the policy would require.

Insurable interest concerns regarding a life insurance policy can also adversely impact its fair value. A claim or the perceived potential for a claim for rescission by an insurance company or by persons with an insurable interest in the insured of a portion of or all of the policy death benefit can negatively impact the fair value of a life insurance policy. The government investigation may cause us to experience more challenges to life insurance than we otherwise would, which could negatively impact the fair value of the life insurance policies that we own.

If the calculation of fair value results in a decrease in value, we record this reduction as a loss. As and when loan impairment valuations are established due to the decline in the fair value of the policies collateralizing our loans, our net income will be reduced by the amount of such impairment valuations in the period in which the valuations are established. If the government investigation or other factors causes the fair value of our life insurance policies to decrease, our business, financial condition and results of operations may be materially adversely affected.

The Company currently cannot use third party financing for the origination of structured settlement receivables and may need to use its own capital to originate structured settlements for an indeterminate period of time.

Two subsidiaries of the Company are each party to financing facilities that allow the Company to finance the origination of term certain and life contingent structured settlements, respectively. See Note 14—Structured Settlements—to our consolidated and combined financial statements included in this Quarterly Report. At present, the Company’s subsidiaries have ceased making advance requests under these facilities. At this time, the Company does not know when it will be in a position to re-commence advance requests under either facility, if ever, or whether its financing counterparties would fund upon receipt of an advance request. No assurance can be given that the Company can replace these facilities on favorable terms, if at all. In the interim, the Company presently intends to continue to originate structured settlements using its own capital, which may reduce the cash available to service the Company’s portfolio of life settlements. Failure to resume financing under the Company’s existing facilities or failure to implement other sales of structured settlements to new counterparties may have a material adverse affect on our business, financial condition and results of operation. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

The timing of receipt of expected death benefits from our portfolio of life settlements could be volatile.

Timely receipt of expected cash flows from mortalities is necessary in order for the Company to service its portfolio of life settlements and manage its cash balances. Cash flow volatility generally is inversely correlated to the size of a life settlement portfolio, meaning that the more lives in the portfolio, the less cash flow volatility. In an effort to conserve capital, we intend to suspend originating new premium finance loans and also expect that we will significantly reduce our purchases of life settlements. As a result of reduced origination in our Life Finance segment, our portfolio will be smaller than previously anticipated and thus subject to more volatility than we had previously anticipated, which may have a material adverse affect on our business, financial condition and results of operation.

Negative press from the government investigation and securities class action litigation or otherwise could have a material adverse effect on our business, financial condition and results of operations.

The negative press resulting from the government investigation and class action could adversely affect the public’s perception of us and lead to reluctance by parties to do business with us. On October 7, 2011, we were informed that as part of SunTrust Bank’s ongoing review of its business plans and target markets, it has conducted a strategic review and has decided to end all banking relationships with the Company.

The loss of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant degree upon the continuing contributions of our key executive officers including Antony Mitchell, our chairman and chief executive officer, and Jonathan Neuman, our president and chief operating officer. These officers have significant experience operating businesses in structured settlements and life finance transactions, which are highly regulated industries. Mr. Mitchell and Mr. Neuman are each under government investigation by the U.S. Attorney’s Office for the District of New Hampshire relating to the

Company’s premium finance loan business. If the Company should lose either of Mr. Mitchell or Mr. Neuman as a result of the government investigation or otherwise, such loss could have a material adverse effect on our business, financial condition and results of operations.

Disasters, disruptions and other impairment of our information technologies and systems could adversely affect our business.

Our businesses depend upon the use of sophisticated information technologies and systems, including third-party hosted services and data facilities that we do not control. While we have developed certain disaster recovery plans and backup system, these plans and systems are not fully redundant. A system disruption caused by a natural disaster, cybercrime or other impairment could have a material adverse effect on our results of operations and may cause delays, loss of critical data and reputational harm, and could otherwise prevent us from servicing our portfolio of life insurance policies or managing our structured settlements business.

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information, could adversely affect us.

In connection with our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, and counterparties. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving. A significant actual or potential theft, loss, fraudulent use or misuse of customer, counterparty, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us.

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

Through September 30, 2011, we used approximately $85.4 million of the net proceeds in life finance segment. The Company intends to suspend originating new premium finance loans and also expects to significantly reduce purchases of life settlements during the remainder of 2011. In addition, the Company presently intends to use a portion of the proceeds to originate structured settlements as described above in Risk Factors — The Company currently cannot use third party financing for the origination of structured settlement receivables and may need to use its own capital to originate structured settlements for an indeterminate period of time. Our planned use of proceeds may further change in light of the anticipated legal expenses associated with government investigation and class action litigation.

Item 5.	Other Information

The Company has set the date of its 2012 Annual Meeting of Shareholders. The meeting will be held on Thursday, May 17, 2012 and the Company will send to shareholders of record its proxy materials on or about April 2, 2012.

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

Date: November 14, 2011

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

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.*	Interactive Data Files

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 not filed for such purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.

+	Submitted electronically with this Quarterly Report