Form 10-K
period 2011-12-31
Imperial Holdings, Inc.
filed 2012-10-05
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011 was $203,808,387.

The number of shares of the registrant’s common stock outstanding as of September 27, 2012 was 21,206,121.

IMPERIAL HOLDINGS, INC.

2011 Form 10-K Annual Report

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

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	our results of operations;

•	continuing costs associated with the USAO investigation, SEC investigation, derivative actions, the class action lawsuits and similar matters;

•	adverse developments, including financial ones, associated with the USAO investigation, SEC investigation, derivative actions or class action lawsuits or similar matters;

•	loss of business due to negative press from the USAO investigation, SEC investigation, Non-Prosecution Agreement, class action lawsuits or otherwise;

•	legal costs in excess of our directors’ & officers’ insurance coverage;

•	refusal by our directors’ and officers’ insurance carriers to reimburse us for claims submitted;

•	loss of revenue associated with the termination of our premium finance business;

•	further adjustments to the discount rates used to value the life insurance policies that we own;

•	inaccurate estimates regarding the likelihood and magnitude of early death benefits related to life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes to actuarial life expectancy tables;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increased carrier challenges to the validity of our life insurance policies;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	the effect on our financial condition of any lapse of life insurance policies;

•	deterioration of the market for life insurance policies and life settlements;

•	our inability to re-sell the life insurance policies we own at favorable prices, if at all;

•	our inability to obtain financing on favorable terms or at all;

•	loss of the services of any of our executive officers;

•	adverse court decisions interpreting insurable interest or the obligation of a life insurance carrier to return premiums upon a successful rescission or contest;

•	our inability to continue to grow our businesses;

•	changes in laws and regulations applicable to premium finance transactions, life settlements or structured settlements;

•	increased competition for the acquisition of structured settlements;

•	adverse developments in capital markets;

•	disruption of our information technology systems;

•	our failure to maintain the security of personally identifiable information pertaining to our customers and counterparties;

•	regulation of life settlement transactions as securities;

•	our limited operating experience;

•	refusal by our lender protection insurer to pay claims;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies serving as collateral for our premium finance loans;

•	increases in premiums on life insurance policies that we own or finance;

•	changes in current tax law regarding the treatment of structured settlements;

•	our ability to grow our database of structured settlement holders;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest rates and other factors.

See “Risk Factors” for more information. All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Annual Report on Form 10-K to “Imperial,” “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I

Item 1. Business

Overview

We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, on February 3, 2011, Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities.

Imperial Holdings, Inc. (the “Company” or “Imperial”) operates in two reportable business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue/income from interest charged on loans, loan origination fees, agency fees from referring agents, changes in the fair value of life insurance policies that the Company acquires and receipt of death benefits with respect to matured life insurance policies it owns. In the structured settlement business, the Company purchases structured settlement receivables at a discounted rate and sells these receivables to third parties.

In February 2011, the Company completed the sale of 17,602,614 shares of common stock in its initial public offering at a price of $10.75 per share. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and its offering expenses.

Recent Developments

On September 27, 2011, a search warrant was executed at the Company’s headquarters and the Company was informed that it was being investigated by the U.S. Attorney’s Office for the District of New Hampshire (the “USAO Investigation”). At that time, the Company was also informed that its chairman and chief executive officer, president and chief operating officer, former general counsel, two vice presidents, three life finance sales executives and a funding manager were also considered “targets” of the USAO Investigation. The USAO Investigation focused on the Company’s premium finance loan business. On September 28, 2011, the Company’s board of directors formed a special committee, comprised of all of the Company’s independent directors, to conduct an independent investigation in connection with the USAO Investigation. In December 2011, the U.S. Attorney’s Office for the District of New Hampshire (the “USAO”) confirmed that Mr. Antony Mitchell, our chief executive officer and then chairman, was no longer a target of the USAO investigation.

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed, among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of December 31, 2011, the Company had 13 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which accounted for approximately 58.2% of our revenues in the year ended December 31, 2011, and terminated certain senior sales staff associated with the premium finance business. As previously disclosed in a Current Report on Form 8-K, filed on April 30, 2012, the Company also accepted the resignation of Jonathan Neuman, the Company’s president and chief operating officer. Additionally, the Company agreed to pay the United States Government $8.0 million, to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years, but after two years the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement if we otherwise comply with all of our obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial.

As of the filing of this Annual Report, we are also subject to an investigation by the U.S. Securities and Exchange Commission (the “SEC”) and several shareholder class action lawsuits and derivative claims related to the matters surrounding the USAO Investigation. See “Legal Proceedings” and “Risk Factors” for more information regarding these matters.

On August 2, 2012, the Board of Directors of the Company appointed Andrew Dakos, Phillip Goldstein and Gerald Hellerman to serve as directors of the Company in connection with a settlement (the “Settlement”) with Opportunity Partners L.P. (“Opportunity”). The Settlement resulted in Opportunity withdrawing its demand for a special meeting of shareholders, which it had submitted to the Company on May 23, 2012 and agreeing to dismiss its lawsuit to compel an annual meeting of shareholders. In connection with the Settlement, Walter Higgins and A. Penn Wyrough resigned from the Board of Directors. Please see “Legal Proceedings” for more information about this matter.

On August 14, 2012, Antony Mitchell, the Company’s chief executive officer, resigned as chairman of the board (though he continues to serve as a director and the Company’s chief executive officer) and Mr. Goldstein was elected chairman. The committees of the Board of Directors were also reconstituted as further described in Part III of this Annual Report on Form 10-K.

Life Finance Business

Overview

Our life finance segment is comprised of our premium finance loan and life settlements businesses. The Company historically provided premium finance loans for individual life insurance policies and, commencing in 2011, began using its life settlement provider licenses to purchase life insurance policies. In a premium finance transaction, a life insurance policyholder obtains a loan, usually through an irrevocable life insurance trust established by the insured, to pay insurance premiums for a fixed period of time. A premium finance loan allows a policyholder to maintain coverage under the policy without having to make premium payments during the term of the loan and benefits life insurance agents by preventing a life insurance policy from lapsing, which could require the agent to repay a portion of the commission earned in connection with the issuance of the policy. As described above, on April 30, 2012, the Company voluntarily terminated its premium finance business in connection with the Non-Prosecution Agreement with the USAO. We had effectively suspended originating premium finance loans, however, as of the end of the third quarter of 2011.

During the time period in which we were originating premium finance loans, our typical loan was approximately two years in duration and was collateralized by the underlying life insurance policy. Approximately 75.9% of loans originated were insured by lender protection insurance, which every credit facility into which we entered into since December 2007 required us to obtain for each loan originated under such credit facility. This coverage provides insurance on the value of the underlying life insurance policy serving as collateral underlying the loan should our borrower default. Subject to the terms and conditions of the lender protection insurance policy, in the event of a payment default by the borrower, our lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy and we are paid an amount equal to the insured value of the life insurance policy serving as collateral underlying the loan. The life insurance policies that served as collateral for our premium finance loans were predominately universal life policies that had an average death benefit of approximately $4.8 million and insured persons over age 75. Generally, the borrower was an irrevocable life insurance trust established by the insured which is both the legal owner and beneficiary of a life insurance policy serving as collateral for a premium finance loan. As used throughout this Annual Report on Form 10-K, references to “borrower” refer to the entity or individual executing the note in a premium finance transaction.

A borrower was not required to make any payment on the premium finance loan until maturity. At the end of the loan term, the borrower either repaid the loan in full (including all interest and fees) or defaulted under the loan. In the event of default, subject to loan terms and conditions, we generally foreclosed on the policy serving as collateral for the loan, and, correspondingly, the borrower typically relinquished control of the policy to us. If we acquired the policy upon a loan default, we either held it for investment, sought to sell the policy, or, if the loan was insured, we were paid an amount equal to the insured value of the policy, which may have been equal to or less than the contractual amount we were owed under the loan. The amounts received in respect of claims were used to repay our lenders from whom, prior to 2011, we borrowed funds to extend premium finance loans to borrowers. As of December 31, 2011, we had 138 premium finance loans outstanding, 65.9% of which had collateral whose value is insured.

We historically retained for investment a number of the policies that we acquired upon foreclosure. Following our initial public offering, we used equity capital to fund premium finance loans. However, in instances where we retained policies that served as collateral for a loan that was insured, in order to retain the policy on our balance sheet, we would typically be required to pay our lender protection insurer in order for the insurer to release its subrogation rights to the policy. When we choose to retain a policy for investment, we are responsible for all future premium payments required to prevent the policy from lapsing. We have developed proprietary systems and processes that we believe, among other things, determine the minimum quarterly premium outlay required to maintain each retained life insurance policy.

Our premium finance borrowers were generally referred to us through independent insurance agents and brokers although, prior to January 2009, we originated some premium finance loans that were sold by life insurance agents that we employed. In certain of these instances, the life insurance agents employed by the Company worked with external brokers and agents to obtain insurance for policyholders with the Company extending a premium finance loan to a borrower. We refer to these instances as the “retail non-seminar business,” which began in December 2006 and was discontinued in January 2009. In total, the Company originated 114 premium finance loans as part of the retail non-seminar business. As of December 31, 2011, the Company had 13 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

The Company takes title to life insurance policies through two separate channels. First, we acquire life insurance policies when a borrower defaults on a premium finance loan originated by us, and we foreclose on the policy. Second, we acquire life insurance policies through purchases directly from the original policy owners (the secondary market) or from institutional investors (the tertiary market). As of December 31, 2011, the Company had obtained the necessary licenses to purchase life insurance policies directly from original policy owners in 25 states.

Prior to and for a period after our initial public offering, the Company’s focus in our life finance segment was on our premium finance business. Following our initial public offering, however, changing market conditions made the acquisition of life settlements on the secondary and tertiary markets more attractive. Since 2008, the life settlement market has been distressed as a result of the general economic downturn. With the continued decrease of liquidity in the market place, re-selling policies on the tertiary market became significantly more difficult for investors. While some institutional investors have returned to the market, trading these policies remains challenging for most investors. For institutional investors with the financial capacity to hold these policies to maturity, life settlements remain an attractive, high-yield investment whose returns are non-correlated to the stock and bond markets.

Our strategy is to, in most cases, hold the policies we own to maturity, and thus, we have a long investment horizon. As such, we are attempting to build a portfolio based on principles of portfolio diversification, although these efforts have been hampered since learning of the USAO Investigation. In particular and subject to our cash management needs, we seek to build a portfolio that is diversified with respect to insurance carriers, age of the insured, life expectancy of the insured, geographic location of the insured and amount of death benefit. Diversification within these important attributes should serve to reduce portfolio risk by reducing the risk that one insurance carrier or age group can have a significant negative effect on overall portfolio performance.

As of December 31, 2011, the weighted average discount rate used in valuing the policies in our life settlement portfolio was 24.31% and the fair value of our investment in life insurance policies was approximately $90.9 million. See Note 26, Subsequent Events, to the accompanying consolidated and combined financial statements. The discount rate used in valuing the policies ranged from 16.65% to 32.25%. Our valuation of insurance policies is a critical component of our estimate for the fair value of our investments in life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, meaning the individual insured’s probability of survival and probability of death are applied to the required premium and net death benefit of the policy to extrapolate the likely cash flows over the life expectancy. These likely cash flows are then discounted using a net present value formula. We believe this to be the preferred valuation method at the present time in the industry. The most significant assumption that our management must make to value a life insurance policy is the appropriate discount rate. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” for a more detailed discussion of how we determine the fair value of life settlements.

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate used to estimate the fair value. If the weighted average discount rate were increased or decreased by  1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in fair market value would be as follows:

Wtd. Agv Rate	Rate Adj.	Value	Change in Value
23.81%	-.50%	93,433,348	2,516,098
24.31%	—	90,917,250	—
24.81%	+.50%	88,282,240	(2,635,010)

As of December 31, 2011, of the 190 policies in our life settlement portfolio, 125 policies had a nexus to our premium finance business. Only 13 of those life insurance policies were acquired as a result of defaults under premium finance loans originated as part of the retail non-seminar business.

Sources of Revenue/Income

For the years ended December 31, 2011, 2010 and 2009, 71.2% , 87.6% and 95.9%, respectively, of our revenue was generated from our life finance segment. We generated revenue/income from this segment in the form of unrealized change in fair value of life settlements, agency fees, interest income, origination fee income, servicing income and gain on maturities of life settlements with subrogation rights, net that we own as follows:

•

Unrealized Change in Fair Value of Life Settlements—The Company acquires certain life insurance policies through purchases in the secondary and tertiary markets and others as a result of certain of the

Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as unrealized changes in fair value of life settlements in our consolidated and combined statement of operations. The fair value is determined on a discounted cash flow basis that incorporates assumptions about current life expectancy and the expected policy premiums to be paid over the expected life of the insured. The discount rate incorporates, among other factors, current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. As of December 31, 2011, the discount rates utilized to value our investment in life settlements ranged from 16.65% to 32.25% and our weighted average discount rate was 24.31%. During the years ended December 31, 2011 and 2010, the Company earned income of approximately $570,000 and $10.2 million, respectively on the unrealized changes in fair value of life insurance policies it acquired. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies – Valuation of Insurance Policies.”

•

Agency Fees. For each premium finance loan, Imperial Life and Annuity Services, LLC (“Imperial Life and Annuity”), a licensed insurance agency and our wholly-owned subsidiary, received an agency fee from the referring insurance agent. Agency fees as a percentage of the principal balance of the loans originated during the years ended December 31, 2011, 2010 and 2009 were 33.0% , 48.8% and 50.6%, respectively. During the years ended December 31, 2011, 2010 and 2009, 20.5%, 15.1% and 28.2%, respectively, of our revenue from our life finance segment was from agency fees. As a result of the voluntary termination of our premium finance business, we will not receive any revenue from agency fees in 2012 and beyond, and Imperial Life and Annuity has begun to voluntarily surrender its insurance agency licenses.

•

Interest Income. We receive interest income that accrues over the life of the loan and is due upon the date of maturity or upon repayment of the loan. The interest rates are typically floating rates that are calculated at the one-month LIBOR rate plus an applicable margin. In addition, our premium finance loans have a floor interest rate and are capped at 16.0% per annum. For loans with floating rates, each month the interest rate is recalculated to equal one-month LIBOR plus the applicable margin, and then, if necessary, adjusted so as to remain at or above the stated floor rate and at or below the capped rate of 16.0% per annum. The weighted average per annum interest rate for premium finance loans outstanding as of December 31, 2011, 2010 and 2009 were 12.5% , 11.4% and 10.9%, respectively. During the years ended December 31, 2011, 2010 and 2009, 24.6%, 27.2% and 21.9%, respectively, of our revenue from our life finance segment was from interest income. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

•

Origination Fees. We charged a loan origination fee on each premium finance loan we funded. The origination fee accrues over the term of the loan and is due upon the date of maturity or upon repayment of the loan. For the years ended December 31, 2011, 2010 and 2009, origination fees as a percentage of the principal balance of the loans originated during such periods were 25.0%, 41.5% and 44.7%, respectively. During the years ended December 31, 2011, 2010 and 2009, the per annum origination fee as a percentage of the principal balance of the loans originated was 24.3%, 22.7% and 19.2%, respectively. During the years ended December 31, 2011, 2010 and 2009, 20.6%, 29.6% and 32.2%, respectively, of our revenue from our life finance segment was from origination fees. As a result of the voluntary termination of our premium finance business, we will cease accruing origination fee income once our outstanding premium finance loans mature.

•

Gain on Maturities of Life Settlements with Subrogation Rights, net. When the Company exercised its right to foreclose on collateral for loans insured by the Company’s lender protection insurer, the insurer had the right to direct control or take beneficial ownership of the life insurance policy, subject to the terms and conditions of the lender protection insurance policy, including notice and timing requirements. Under these circumstances, the insurer maintained its salvage collection and subrogation rights, which provided a remedy by which the insurer could seek to recover the amount of the lender protection claim paid plus premiums paid by it, expenses and interest thereon. In those instances where the Company foreclosed on the collateral, the lender protection insurer has been covering the cost of the ongoing premiums needed to maintain certain of these life insurance policies. However, the lender protection insurer may elect at any time to discontinue the payment of premiums which would result in lapse of the policies if the Company does not otherwise pay the premiums. Because the lender protection insurer controls whether a policy will lapse, and the amount of the lender protection insurer’s salvage collection and subrogation claim rights on any individual life insurance policy could equal or exceed the cash flow received by the Company with respect to any such policy, the Company views these policies as having uncertain value. For these reasons, these policies are considered contingent assets and not included in the amount of life settlements on the accompanying consolidated and combined balance sheet. The Company accounts for the maturities of life settlements with subrogation rights (net of subrogation expenses) as contingent gains in accordance with ASC 450, Contingencies and recognizes the revenue from the maturities of these policies when all contingencies are resolved. During the year ended December 31, 2011, the Company recognized income of approximately $3.2 million, net of subrogation rights in receipt of death benefits with respect to matured life insurance policies.

•

Servicing Income. We receive income from servicing life insurance policies controlled by a third party. These services include verifying premiums are paid and correctly applied and updating files for medical history and ongoing premiums. For the year ended December 31, 2011, 2010 and 2009, we earned approximately $1.8 million, $413,000 and $0 in servicing income respectively.

Certain Premium Finance Metrics

The following table shows the method of repayment for loans maturing during the following periods:

	Year Ended December 31,
	2011	2010	2009
Repaid by the borrower	—	3	12
Repaid from death benefit during term of loan	—	1	2
Repaid from lender protection insurance claims	131	419	56
Lender protection insurance claims in process	7	3	8

	138	426	78

Cost of Financing

In our life finance business, we have historically relied heavily on debt financing. However, prior to our initial public offering, debt financing became prohibitively expensive for our business. Every credit facility we entered into since December 2007 for our life finance business required us to obtain lender protection insurance for each loan originated under such credit facility. This coverage provides insurance on the value of the underlying life insurance policy serving as collateral underlying the loan should our borrower default. Subject to the terms and conditions of the lender protection insurance policy, in the event of a payment default by the borrower, our lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy and we are paid an amount equal to the insured value of the life insurance policy serving as collateral underlying the loan. We also paid a premium to a contingent lender protection insurer for each of our loans originated under our White Oak and Cedar Lane credit facilities. Our cost for contingent lender protection insurance has been included as part of our cost for lender protection insurance. The cost for lender protection insurance has ranged from 8.5% to 11% per annum of the principal balance of the loan. As of December 31, 2011, 65.9% of our outstanding premium finance loans had collateral whose value is insured. By procuring lender protection insurance, we have been able to borrow at interest rates ranging from 14% to 22%. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance and began funding loans with our own equity. In connection with the Non-Prosecution Agreement, we have since ceased originating premium finance loans altogether.

As of December 31, 2011, in the life finance segment, we had total debt outstanding of $19.3 million borrowed by wholly-owned special purpose entities. This debt is collateralized by life insurance policies underlying premium finance loans that we have assigned, or in which we have sold participation rights, to our special purpose entities. We obtained lender protection insurance for nearly all premium finance loans issued prior to our initial public offering. Debt owned by these special purpose entities is generally non-recourse to us and our other subsidiaries except to the extent of our equity interest in these special purpose entities. One exception is the Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations. Mr. Mitchell, our chief executive officer, and Mr. Neuman, our former chief operating officer, made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support, but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against Messrs. Mitchell and Neuman for such non-financial performance reasons, then our indemnification obligations to Messrs. Mitchell and Neuman may require us to indemnify them for losses they may incur under these guaranties.

The following table shows our total outstanding debt in the life finance segment by facility as well as the portion of the outstanding debt that is secured by life insurance policies and for which we have purchased lender protection insurance in dollars and that is non-recourse beyond our special purpose entities (dollars in thousands):

	Year Ended December 31,
	2011	2010
Credit Facilities
Cedar Lane	$19,104	$34,209
White Oak	173	21,219
Acorn	—	3,988
CTL*	—	24

Total credit facilities	$19,277	$59,440

Promissory Notes
IMPEX	—	2,402

Total promissory notes	$—	$2,402

Skarbonka debenture payable		29,767

Total Debt	$19,277	$91,609

Amount of Total Debt expected to be repaid with proceeds from lender protection insurance	$19,277	$55,452
% of Total Debt expected to be repaid with proceeds from lender protection insurance	100.0%	60.5%

*	Represents the balance remaining under our $30 million grid promissory note in favor of CTL Holdings.

Underwriting Procedures

We considered and analyzed a variety of factors in evaluating each potential premium financing transaction. Our underwriting procedures required that the policyholder provide supporting documentation of the policyholder’s insurable interest in the life of the insured. Our guidelines generally required that every borrower have an existing, in-force, life insurance policy and provide proof of at least one prior premium payment from their own funds prior to our funding of a loan and applicants were generally required to sign an unconditional personal guaranty as to various matters related to the funding of the loan, including as to the accuracy of the information provided in the life insurance policy application, as further support for our underwriting procedures, including our assessment of whether the applicant was engaged in a stranger originated life insurance transaction. In the event of a default under the guaranty, the guarantor guaranteed the payment of all outstanding principal and accrued and unpaid interest under the premium finance loan, any early termination fees, costs and expenses payable (including, but not limited to, reasonable attorneys’ fees) as well as any and all costs and expenses to enforce the guaranty (including, but not limited to, reasonable attorneys’ fees). To date, we have never collected on a personal guaranty. Our premium finance legal group reviewed every application and assessed the validity of the applicant’s insurable interest in the life of the insured before a loan was funded.

Servicing

Our servicing department administers all premium payments, loan satisfaction and policy relinquishment processes for policies we own as well as for policies controlled by third parties. They maintain contact with insureds, trustees and referring agents or brokers to obtain current information on policy status. Our servicing department also updates the medical histories of insureds. They periodically request updated medical records from physicians and also contact each insured to obtain updated health information.

With respect to the administration of the policy relinquishment processes, our servicing department sends notices prior to the loan maturity date alerting the borrower that the loan is maturing. In the event of a default, our servicing department will send an agreement to the borrower and its beneficiaries requesting that they agree to relinquish ownership of the policy and all interests therein to us in exchange for a release of the obligation to pay amounts due. If we are unable to come to an agreement with the borrower regarding the relinquishment of the policy, we may enforce our security interests in the beneficial interests in the trust that owns the policy pursuant to which we can exercise control over the trust holding the policy in order to direct disposition of the policy. For the year ended December 31, 2011, we earned $1.8 million in servicing income.

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

Recipients of structured settlements are permitted to sell their deferred payment streams to a structured settlement purchaser pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval. Through such sales, we purchase a certain number of fixed (life contingent or non life-contingent), scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment, thereby serving the liquidity needs of structured settlement holders.

We use national television marketing and other efforts to generate in-bound telephone and internet inquiries. These efforts have allowed us to build a database generating a strong pipeline of purchasing opportunities.

We train our structured settlements purchasing team to work with a prospective client to review the transaction documentation and to assess a client’s needs. Our underwriting group is responsible for reviewing all proposed purchases and analyzing the associated documentation. We have also developed a nationwide network of law firms to facilitate the required court approval process for structured settlements. The average cycle time for transactions closing in the year ended December 31, 2011 starting from submission of the paper work to funding the transaction was 67 days. This cycle includes the evaluation and structuring of the transaction, an economic review, pricing and coordination of the court process.

Marketing

Brand awareness is critical to growing market share. We have a primary target market consisting of individuals 18 to 49 years of age with middle class income or lower.

Our primary marketing medium in 2011 was our nationwide direct response television marketing to solicit inbound calls to our call center. Our direct response television campaign consists of nationally placed 15 or 30 second commercials that air during our call center hours on several syndicated and cable networks. Each advertisement campaign is assigned a unique toll free number so we can track the effectiveness of each marketing slot. Typically, we experience a high volume of calls immediately after we air a television advertisement. Therefore, we attempt to space our advertisements to maintain a steady stream of inbound calls that our purchasing team is able to process. In addition to our direct response television campaign, we buy marketing on internet search engines. These advertisements produce leads with contact information that are routed to our purchasing staff for follow-up. We also send letters monthly to most of the leads in our database containing information about us and our services.

We have built a proprietary database of clients and prospective clients. From December 2006 to December 31, 2011, we have purchased a total of 536 structured settlements from existing customers in repeat transactions. The percentage of repeat transactions has grown from 5% in the three months ended May 31, 2008 to 35% in the three months ended December 31, 2011. When our call center staff is not answering inbound calls, they call contacts in the database to generate business. As our database and pool of customers grow, we expect to complete more transactions and our cost of marketing per transaction should decrease.

The following table shows the number of transactions we have completed and our average marketing cost per transaction (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Number of transactions originated	873	565	396
Average marketing cost per transaction	$7.0	$9.0	$11.3
Average amount paid for settlements purchased	$23.26	$23.49	$27.64

We believe this cost per transaction will continue to trend down over time. Additionally, our transactions with repeat customers are generally more profitable than with new customers due to the reduction in transaction costs. As our database grows, it provides more purchasing opportunities. The following table shows the number and percentage of our total structured settlement transactions completed with repeat customers for the three-month periods indicated:

	Three Months Ended
	Dec 31 2008	Mar 31 2009	June 30 2009	Sep 30 2009	Dec 31 2009	Mar 31 2010	June 30 2010	Sep 30 2010	Dec 31 2010	Mar 31 2011	June 30 2011	Sep 30 2011	Dec 31 2011
Number of transactions with repeat customers	12	10	12	10	20	24	25	49	56	48	92	78	89
Percentage of total transactions	11%	13%	13%	10%	17%	22%	18%	34%	31%	30%	38%	37%	35%

Funding

We believe that we have various funding options for the purchase of structured settlements.

•

Origination. We generally originate the purchase of structured settlement receivables and either finance or sell the structured settlements we acquire. In September 2010, we entered into an arrangement to provide us up to $50.0 million to finance the purchase of non-life contingent structured settlements and in December 2011, we entered into a forward purchase and sale agreement to sell up to $40.0 million of life-contingent structured settlement receivables. We also have other parties to whom we have sold non-life contingent structured settlement assets and to whom we believe we can sell such assets in the future.

•

Balance sheet. When we purchase structured settlements, we may hold them for investment, servicing the asset and collecting the periodic payments or we may finance or sell such assets through our arrangements described above.

Sources of Revenue

During the years ended December 31, 2011, 2010 and 2009, 27.0%, 12.4% and 4.1%, respectively, of our revenue was generated from our structured settlement segment. Most of our revenue from structured settlements currently is earned from the sale of structured settlements that we originate and mark-to-market adjustments. When we sell assets, the revenue consists of the difference between the sale proceeds and our carrying value. If we retain structured settlements on our balance sheet, we earn interest income over the life of the asset based on the discount rate used to determine the purchase price. During the years ended December 31, 2011, 2010 and 2009, 93.2%, 95.2% and 67.7%, respectively, of our revenue from our structured settlement segment was generated from the sale of structured settlements and mark-to-market adjustments and 4.6%, 3.5% and 30.6%, respectively, was generated from interest income. The following table shows the number of transactions we have originated, the face value of undiscounted future payments purchased, the weighted average purchase discount rate, the number of transactions sold and the weighted average discount rate at which the assets were sold (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Number of transactions originated	873	565	396
Face value of undiscounted future payments purchased	$96,628	$47,207	$28,877
Weighted average purchase discount rate	18.2%	19.4%	16.3%
Number of transactions sold	601	630	439
Weighted average sale discount rate	10.5%	8.9%	11.5%

Underwriting Procedures, Transaction Timeline and Process

We review all proposed structured settlement transactions and analyze the transaction documentation. We identify any statutory requirements, as well as any issues that could affect the structured settlement receivables, such as liens, judgments or bankruptcy filings. We also confirm the existence and value of the structured settlement receivables, that the purchase conforms to our established internal or external counterparty credit guidelines and that all applicable statutory requirements are complied with.

Each structured settlement transaction requires a court order approving the transaction. The individual court hearings are administered by a number of outside attorneys with whom we have developed relationships.

As of December 31, 2011, our typical structured settlement transaction was completed in an average of 67 days from the date of initial contact by the client. The following events would occur during such period:

•	The individual who has a structured settlement contacts us seeking a lump-sum payment based on the settlement.

•	After analyzing the settlement structure, we offer to provide a lump-sum amount to the individual in exchange for a set number of payments.

•

We complete our underwriting process. Upon satisfactory review, counsel secures a court date and notifies interested parties, including any beneficiaries, owners and issuers of the pending transaction.

•	A court hearing is held and the judge approves or denies the motion to sell and assign to us the agreed-upon portion of the individual’s structured settlement.

•	Final review of the court-approved transaction takes place and we fund the payment to the individual.

Business Strategy

While we continue to assess our business strategy in light of our exit from the premium finance business and the obligations we have undertaken in the Non-Prosecution Agreement, our primary objective is to maintain and, ultimately, grow shareholder value. Going forward, we intend to pursue the following strategies in order to increase our revenues and generate net profits:

•

Effective Cash Management. Our portfolio of life insurance policies requires significant cash outlays in order to pay the premiums necessary to keep policies in force. Until the portfolio begins to generate positive cash flows, we intend to diligently monitor our cash position and proactively seek to manage any impending liquidity shortfall, whether by raising additional debt or equity, selling certain of the life insurance policies that we own, further reducing operating expenses, allowing certain life insurance policies that we own with a lower return profile to lapse or a combination of all of the above. See “Risk Factors” for more information.

•

Maintain and selectively grow our portfolio of life insurance policies. Subject to our cash management needs, we plan to continue to maintain our portfolio of life insurance policies and continue to grow our portfolio through borrower defaults and selective purchases on the secondary and tertiary markets. We believe that our ability to value life insurance policies and our licenses to purchase policies directly from insureds positions us well to buy policies at attractive prices. We intend to hold the policies to maturity, though we may occasionally sell policies on the tertiary market as our cash management needs dictate or when the need to re-balance the portfolio or the opportunity for a strategic sale arises.

•

Continue to expand structured settlement market presence. We expect to continue to build and enhance our database of structured settlements through a combination of commercial and internet advertising campaigns and targeted marketing efforts. We intend to continue to utilize proprietary training and development methods for our sales force and continue to maintain our specialized and dedicated sales and support infrastructure. In doing so, we will continue to focus on delivering customer service solutions tailored to our customers’ needs and funding payments in a timely manner.

Regulation

Premium Financing Transactions

The making, enforcement and collection of premium finance loans is subject to extensive regulation. These regulations vary widely, but often require that premium finance lenders be licensed by the applicable jurisdiction and that certain disclosures be made to insureds, regulate the amount of late fees and finance charges that may be charged if a borrower is delinquent on its payments, and allow imposition of potentially significant penalties on lenders for violations of that jurisdiction’s insurance premium finance laws. In connection with the Non-Prosecution Agreement, we are terminating our premium finance business and we anticipate that we will no longer be originating loans that are subject to these regulations.

Life Settlements

The sale and solicitation of life insurance is highly regulated by the laws and regulations of individual states and other applicable jurisdictions. The purchase of a policy directly from a policy owner is referred to as a life settlement and is regulated on a state-by-state basis. At December 31, 2011, we maintained licenses to transact life settlements in 25 of the states that currently require a license and could conduct business in 36 states and the District of Columbia. Our primary regulator is the Florida Office of Insurance Regulation. A majority of the state laws and regulations concerning life settlements are based on the Model Act and Model Regulation adopted by the National Association of Insurance Commissioners (NAIC) and the Model Act adopted by the National Conference of Insurance Legislators (NCOIL). The NAIC and NCOIL models include provisions which relate to: (i) provider and broker licensing requirements; (ii) reporting requirements; (iii) required contract provisions and disclosures; (iv) privacy requirements; (v) fraud prevention measures; (vi) criminal and civil remedies; (vii) marketing requirements; (viii) the time period in which policies cannot be sold in life settlement transactions; and (viii) other rules governing the relationship between policy owners, insured persons, insurer, and others.

In August 2009, the Chairman of the SEC established the Life Settlements Task Force to examine issues raised by the life settlements market and to make recommendations for the improvement of regulation of the market and market practices more generally. In July 2010, the Life Settlements Task Force issued a report suggesting that the SEC recommend that Congress amend the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Company Act of 1940 to include life settlements in the definition of “security.” To date, the SEC has not made such a recommendation to Congress. However, if the statutory definitions of “security” were amended to encompass life settlements, we could become subject to additional extensive regulatory requirements under the federal securities laws, including the obligation to register sales and offerings of life settlements with the SEC as public offerings under the Securities Act of 1933 and, potentially, the obligation to register as an “investment company” pursuant to the Investment Company Act of 1940.

Structured Settlements

Each structured settlement transaction requires a court order approving the transaction. These “transfer petitions,” as they are known, are brought pursuant to specific, state structured settlement protection acts (SSPAs). These SSPAs vary somewhat but generally require (i) that the seller receive detailed disclosure statements regarding all key transaction terms; (ii) a three to ten day “cooling-off period” before which the seller cannot sign an agreement to sell their structured settlement payments; and (iii) a requirement that the entire transaction be reviewed and approved by a state court judge. The parties to the transaction must satisfy the court that the proposed transfer is in the best interests of the seller, taking into consideration the welfare and support of his dependents. Generally, a seller does not sell the entire amount of his settlement in one transaction. Once an order approving the sale is issued, the payments from the annuity provider are made directly to the purchaser of the structured settlement pursuant to the terms of the order.

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

Competition

Life Settlements

Competition in the life settlement space comes through two channels: other life settlement providers and institutional investors. To be a life settlement provider and transact with the original holder of a life insurance policy requires, in most instances, a license on a state-by-state basis. The life settlement business is highly fragmented and, therefore, competition is diverse. Often, life settlement providers are originating on behalf of institutional investors who do not maintain the necessary licenses to transact in the secondary market for life insurance. These investors may have significantly more resources than the Company and can generally also transact directly in the tertiary market.

Structured Settlements

Competition in the structured settlement market is primarily based upon marketing, referrals and quality of customer service. Based on our industry knowledge, we believe that we are one of the larger acquirers of structured settlements in the United States. Our main competitors are J.G. Wentworth & Company, Inc. and Peachtree Settlement Funding, which recently merged but continue to operate in the marketplace as distinct entities.

Employees

As of December 31, 2011, we had 130 employees. None of our employees is subject to any collective bargaining agreement. We believe that our employee relations are good.

Item 1A. Risk Factors

Risk Factors Relating to Our General Business

The USAO Investigation, the SEC Investigation and the shareholder litigation could materially and adversely affect our business, our financial condition and results of operations.

The defense and investigation of the Company and certain employees in connection with the USAO Investigation, SEC investigation and related shareholder litigation has necessitated the expenditure of significant amounts of the Company’s capital. At December 31, 2011, the Company has expensed an aggregate of $6.0 million in legal costs related to these matters and has continued to expend significant resources through 2012. The capital expended was not originally budgeted for these purposes. As a result, the Company was prevented from acquiring additional life insurance policies for its portfolio that it originally budgeted for purchase and has reduced the Company’s cash on hand for the payments of premiums necessary to maintain the Company’s portfolio.

Additionally and in connection with the Non-Prosecution Agreement, the Company paid an $8.0 million penalty and voluntarily agreed to terminate its premium finance business, which accounted for approximately 58.2% of our revenues in the year ended December 31, 2011. The Company also paid a $1.4 million payment to its former president in connection with his separation from the Company and has ongoing obligations to cover his and other present and former employees’ legal expenses in connection with the USAO Investigation and certain other matters. As of December 31, 2011, we had approximately $75.1 million of cash, cash equivalents, and marketable securities including $691,000 of restricted cash. As of June 30, 2012, we had approximately $51.2 million of cash and cash equivalents, and marketable securities including $1.0 million of restricted cash.

The Company’s director and officer insurance carriers, or D&O carriers, have disputed several of the claims submitted by the Company and reserved their rights, and the Company’s primary D&O carrier filed a declaratory judgment action on June 13, 2012 seeking a judgment that the claims submitted by the Company are precluded under a prior and pending litigation exemption. As of the date of this filing, the Company has not been served in this matter and, while it intends to defend itself vigorously, cannot predict the ultimate outcome which may have a material adverse effect on the Company’s financial position and results of operations.

While the USAO Investigation has been resolved as it pertains to the Company (subject to its ongoing obligations under the Non-Prosecution Agreement), the Company is still being investigated by the SEC and is a defendant in several shareholder and derivative actions. The Company is unable to predict the outcome of these matters, or to estimate the ranges or amount of possible losses or expenses that could result from them. No provision for losses has been recorded for these exposures and there can be no assurance that the Company will ultimately prevail in its defense of the shareholder actions. Additionally, no assurance can be given that the ultimate outcome of the SEC Investigation will not result in administrative, civil or other proceedings or sanctions against the Company or our employees by the SEC or any other state or federal regulatory agencies. Such proceedings may result in the imposition of fines and penalties, actions against the Company or its employees, modifications to business practices and compliance programs or the imposition of sanctions against the Company. Protracted investigations or litigation could also impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of these and similar matters will not have a material and adverse effect on the Company’s financial condition and results of operations.

See “Legal Proceedings,” “Business” and Note 26, Subsequent Events, to the accompanying consolidated and combined financial statements for additional information.

We may require additional funding in the future and may be unable to raise capital when needed, which could result in policy lapses or forced sales of policies. Difficulty accessing the credit and equity markets may adversely affect the maintenance and growth of our business, our financial condition and results of operations.

We estimate that we will need to pay $24.1 million in premiums to keep our current portfolio of life insurance policies in force through 2012 and an additional $24.6 million to keep the portfolio in force through 2013. As of December 31, 2011, we had approximately $75.1 million of cash, cash equivalents, and marketable securities including $691,000 of restricted cash. As of June 30, 2012, we had approximately $51.2 million of cash and cash equivalents, and marketable securities including $1.0 million of restricted cash. Additionally, we have not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). We expect the lack of mortalities of insureds to continue at least through 2012.

We believe that we have sufficient cash and cash equivalents to pay the premiums necessary to keep the life insurance policies that we own in force and our operating expenses through at least 2012 although we will need to proactively manage our cash in advance of any liquidity shortfall. Based on our current internal forecast, we do not anticipate a liquidity shortfall prior to the third quarter of 2013. However, if we do not begin to experience mortalities and collect the related death benefits in a timely manner prior to that time, we will likely need to seek additional capital to pay the premiums, by means of debt or equity financing or the sale of some of the policies that we own. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies, and/or, under certain scenarios, lapse or sell certain of our policies or some combination of the above. The lapsing of policies, if any, would create losses as the assets would written down to zero.

Negative press from the USAO Investigation, the SEC Investigation and shareholder litigation or otherwise could have a material adverse effect on our business, financial condition and results of operations.

The negative press resulting from the USAO Investigation, SEC Investigation and shareholder litigation matters have harmed the Company’s reputation and could otherwise result in a loss of future business with our counterparties and business partners. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us. For example, on October 7, 2011, we were informed that as part of SunTrust Bank’s ongoing review of its business plans and target markets, it conducted a strategic review and decided to end all banking relationships with us. The abrupt termination of our commercial banking relationship resulted in operational difficulties and prevented the Company from transacting with any structured settlement financing counterparty for most of the fourth quarter of 2011. Other business partners and customers have also curtailed their relationships with us. As a result of these actions, we have experienced higher costs of doing business due to less favorable terms and/or the need to find alternative partners. We cannot assure you that additional business partners and customers will not similarly attempt to end or curtail their relationships with us.

In general, the life finance and structured settlement industries periodically receive negative press from the media and consumer advocacy groups and as a result of litigation involving industry participants. A sustained campaign of negative press resulting from media or consumer advocacy groups, industry litigation or other factors could adversely affect the public’s perception of these industries as a whole, and lead to reluctance to sell assets to us or to provide us with third party financing. We also have received negative press from competitors. Any such negative press could have a material adverse effect on our business, financial condition and results of operations.

The USAO Investigation, the SEC Investigation, the shareholder litigation and other factors may make the market price of our stock highly volatile.

The market price of our common stock could fluctuate substantially in the future. This volatility may subject our stock price to material fluctuations due to the factors discussed in this “Risk Factors” section, and other factors including market reaction to the fair market value of our portfolio; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of common stock by existing stockholders. For example, after the announcement of the USAO Investigation, our stock price dropped significantly. Currently a number of purported class action lawsuits have been filed against us as well as derivative demands on behalf of certain purchasers of our common stock, which we are prepared to rigorously defend. Litigation of this kind could result in additional substantial litigation costs, a damages award against us and the further diversion of our management’s attention.

The loss of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant degree upon the continuing contributions of our key executive officers including Antony Mitchell, our chief executive officer. Mr. Mitchell has significant experience operating businesses in structured settlements and life finance transactions, which are highly regulated industries. Pursuant to a Separation Agreement executed on April 30, 2012, Jonathan Neuman, our former president and chief operating officer, who had years of experience in the specialty finance industry, resigned from the Company. If we should lose Mr. Mitchell as well, such loss could have a material adverse effect on our business, financial condition and results of operations. Moreover, we do not maintain key man life insurance with respect to any of our executives.

Contractions in the market for life insurance policies could make it more difficult for us to opportunistically sell policies that we own.

A potential sale of a life insurance policy owned by us depends significantly on the market for life insurance, which may contract or disappear depending on the impact of potential government regulation, future economic conditions and/or other market variables. The secondary and tertiary markets for life insurance policies incurred a significant slowdown in 2008 which has continued through the present. Historically, many investors who invest in life insurance policies are foreign investors who are attracted by potential investment returns from life insurance policies issued by United States life insurers with high ratings and financial strength as well as by the view that such investments are non-correlated assets—meaning changes in the equity or debt markets should not affect returns on such investments. Changes in the value of the United States dollar and corresponding exchange rates as well as changes to the ratings of United States life insurers can cause foreign investors to suffer a reduction in the value of their United States dollar denominated investments and reduce their demand for such products. Additionally, we believe increased carrier litigation as well as criminal investigations involving the life settlement market have depleted the investor base. Any of the above factors could result in a further contraction of the market, which could make it more difficult for us to opportunistically sell life insurance policies that we own.

We compete with a number of other finance companies and may encounter additional competition.

There are a number of finance companies that compete with us. Many are significantly larger and possess considerably greater financial, marketing, management and other resources than we do. The life finance business and structured settlement business could also prove attractive to new entrants. As a consequence, competition in these sectors may increase. In addition, existing competitors may increase their market penetration and purchasing activities in one or more of the sectors in which we participate. Increased competition could result in reduced origination volume, increased acquisition costs, changes to discount rates and/or margin compression, each of which could materially adversely affect our revenue, which would have a material adverse effect on our business, financial condition and results of operations.

Disasters, disruptions and other impairment of our information technologies and systems could adversely affect our business.

Our businesses depend upon the use of sophisticated information technologies and systems, including third-party hosted services and data facilities that we do not control. While we have developed certain disaster recovery plans and backup systems, these plans and systems are not fully redundant. A system disruption caused by a natural disaster, cybercrime or other impairment could have a material adverse effect on our results of operations and may cause delays, loss of critical data and reputational harm, and could otherwise prevent us from servicing our portfolio of life insurance policies or managing our structured settlements business.

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information, could adversely affect us.

In connection with our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, and counterparties. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving. A significant actual or potential theft, loss, fraudulent use or misuse of customer, counterparty, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action.

Changes to statutory, licensing and regulatory regimes governing premium financing, life settlements or structured settlements, including the means by which we conduct such business, could have a material adverse effect on our activities and revenues.

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

In addition, we are subject to various federal and state regulations regarding the solicitation of customers. The Federal Communications Commission and Federal Trade Commission have issued rules that provide for a national “do not call” registry. Under these rules, companies are prohibited from contacting any individual who requests to have his or her phone number added to the registry, except in certain limited instances. In February 2009, we received a citation for violating these rules. In the event we violate these rules in the future, we could be subject to a significant fine per violation or each day of a continuing violation, which could have a material adverse effect on our business, financial condition and results of operations.

Regulation of life settlement transactions as securities under the federal securities laws could lead to increased compliance costs and could adversely affect our ability to acquire or sell life insurance policies.

The SEC issued a task force report in July 2010 recommending that sales of life insurance policies in life settlement transactions be regulated as securities for purposes of the federal securities laws. To date, the SEC has not made such a recommendation to Congress. However, if the statutory definitions of “security” were amended to encompass life settlements, we could become subject to additional extensive regulatory requirements under the federal securities laws, including the obligation to register sales and offerings of life settlements with the SEC as public offerings under the Securities Act of 1933 and, potentially, the obligation to register as an “investment company” pursuant to the Investment Company Act of 1940.

Any legislation implementing such regulatory change or a change in the transactions that are characterized as life settlement transactions could lead to significantly increased compliance costs, increased liability risk and adversely affect our ability to acquire or sell life insurance policies in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors Related to Life Finance Transactions

The life insurance policies that we own or that secure our premium finance loans may be subject to contest, rescission and/or non-cooperation by the issuing life insurance company, which may have a material adverse effect on our business, financial condition and results of operations.

All states require that the initial purchaser of a new life insurance policy insuring the life of an individual have an “insurable interest,” meaning a stake in the insured’s health and wellbeing, rather than the insured’s death, in such individual’s life at the time of original issuance of the policy. Whether an insurable interest exists in the context of the purchase of a life insurance policy is critical because, in the absence of a valid insurable interest, life insurance policies are unenforceable under most states’ laws. Where a life insurance policy has been issued to a policyholder without an insurable interest in the life of the individual who is insured, the life insurance company may be able to void or rescind the policy. Even if the insurance company cannot void or rescind the policy, however, the insurable interest laws of a number of states provide that persons with an insurable interest on the life of the insured may have the right to recover a portion or all of the death benefit payable under a policy from a person who has no insurable interest on the life of the insured. These claims can generally only be brought if the policy was originally issued to a person without an insurable interest in the life of the insured.

Many states have enacted statutes prohibiting stranger-originated life insurance, or STOLI, in which an individual purchases a life insurance policy with the intention of selling it to a third-party investor, who lacks an insurable interest in the insured’s life. Some insurance carriers have contested policies as STOLI arrangements, specifically citing the existence of certain nonrecourse premium financing arrangements as a basis to challenge the validity of the policies used to collateralize the financing. Additionally, if an insurance carrier alleges that there were misrepresentations or fraud in the application process for an insurance policy, they may sue us or others to contest or rescind that policy. If the underlying policy for a premium finance loan we have made or a policy that we own is subject to a successful contestation or rescission, the fair value of the collateral or policy could be reduced to zero and the ability to sell an affected policy could be negatively impaired. Generally, life insurance policies may only be rescinded by the issuing life insurance company within the contestability period, which, in most states is two years. Lack of insurable interest can in some instances, however, form the basis of loss of right to payment under a life insurance policy for many years beyond the contestability period and insurance carriers have been known to challenge claims for death benefits for over five years from issuance of the policy.

As of December 31, 2011, 8.7%, 53.6%, 76.8%, 85.5%, and 95.7%, respectively, of our premium finance loans outstanding were originated within one month, three months, six months, one year and two years, respectively, of the issuance of the underlying life insurance policy. From time to time, insurance carriers have challenged the validity of a policies owned by us or that once served as the underlying collateral for a premium finance loan made by us. Although, to date, the impact on our business from these challenges has not been significant, the USAO Investigation, the SEC Investigation and the Non-Prosecution Agreement may cause us to experience more challenges to policies by insurers attempting to use such investigations and the Non-Prosecution Agreement as grounds for rescinding or contesting a policy. Any such future challenges to the policies that we own or hold as collateral for our premium finance loans may result in a cloud over title and collectability, increased costs, delays in payment of life insurance proceeds or even the voiding of a policy, and could have a material adverse effect on our business, financial condition and results of operations.

Additionally, if an insurance company successfully rescinds or contests a policy, the insurance company may not be required to refund all or, in some cases, any of the insurance premiums paid for the policy. While defending an action to contest or rescind a policy, premium payments may have to continue to be made to the life insurance company. Additionally, in the case of a policy that serves or served as collateral for a premium finance loan, the issuing insurance company may refuse to cooperate with us by not providing information, processing notices and/or paperwork required to document the transaction. Hence, in the case of a contest or rescission, premiums paid to the carrier (including those paid during the pendency of a contest or rescission action) may not be refunded. If they are not, we may suffer a complete loss with respect to a policy which may adversely affect our business, financial condition and results of operations.

Premium financed life insurance policies are susceptible to a higher risk of fraud and misrepresentation in life insurance applications, which increases the risk of contest, rescission or non-cooperation by issuing life insurance carriers.

While fraud and misrepresentation by applicants and potential insureds in completing life insurance applications (especially with respect to the health and medical history and condition of the potential insured as well as the applicant’s net worth) exist generally in the life insurance industry, such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans. In particular, there is a risk that applicants and potential insureds may not answer truthfully or completely to any questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicate to applicants and potential insureds regarding potential premium finance arrangements or transfer of life insurance policies through payment defaults under premium finance loans. In the ordinary course of business, our sales team received inquiries from life insurance agents and brokers regarding the availability of premium finance loans for their clients. However, any communication between the life insurance agent and the potential policyholder or insured is beyond our control and we may not know whether a life insurance agent discussed with the potential policyholder or the insured the possibility of a premium finance loan by us or the subsequent transfer of the life insurance policy. Consequently, notwithstanding the representations and certifications we obtain from the policyholders, insureds and the life insurance agents, there is a risk that we may finance premiums for policies subject to contest or rescission by the insurance carrier based on fraud or misrepresentation in any information provided to the life insurance company, including the life insurance application.

Misrepresentations, fraud, omissions or lack of insurable interest can also, in some instances, form the basis of loss of right to payment under a life insurance. Based on statements made in the Non-Prosecution Agreement, there is a risk that policies underlying our outstanding loans or that we own may increasingly be challenged by insurance carriers. Any such future challenges to the policies that we own or hold as collateral for our premium finance loans may result in increased costs, delays in payment of life insurance proceeds or even the voiding of a policy, a reduction in the fair value of a loan or policy and could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2011, of the 190 policies in our life settlement portfolio, 145 policies were previously premium financed. The Company acquired 13 of those life settlements as a result of defaults under premium finance loans originated as part of the retail non-seminar business.

Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums.

If we purchase a life settlement or retain a life insurance policy as a result of a borrower’s default under a premium finance loan, we will be responsible for paying all premiums necessary to keep the policy in force. We estimate that we will need to pay $24.1 million in premiums to keep our current portfolio of life insurance policies in force through 2012 and an additional $24.6 to keep the portfolio in force through 2013. As of December 31, 2011, we had approximately $75.1 million of cash, cash equivalents, and marketable securities including $691,000 of restricted cash. As of June 30, 2012, we had approximately $51.2 million of cash and cash equivalents, and marketable securities including $1.0 million of restricted cash. By using cash reserves to pay premiums for retained life insurance policies, we will have less or no cash available for other business purposes. Therefore, our cash flows and the required amount of our cash reserves to pay premiums will become dependent on our assumptions about life expectancies being accurate.

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

If these life expectancy valuations underestimate the longevity of the insureds, the actual maturity date of the life insurance policies may therefore be longer than projected. Consequently, we may not have sufficient cash for payment of insurance premiums and we may allow the policies to lapse or be forced to sell the policies, resulting in a loss of our investment in those policies, or if we continue to fund premium payments, the time period within which we could expect to receive a return of our investment in such life insurance policies may be extended, either of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if widely used mortality tables are adjusted, as they were in 2008, to generally assume prolonged life expectancies, the fair value of our portfolio of life insurance policies could be adversely affected, which may have a material adverse effect on our business, operations and financial results. Further, updated life expectancy reports may indicate that an insured’s health has improved since the Company last procured a life expectancy report, which would generally result in a decrease in the fair value of the life insurance policy insuring the life of that insured.

Uncertainty in valuing the life insurance policies we own or that collateralize our premium finance loans can affect the fair value of the life insurance policies. If the fair value of the life insurance policies decreases, we will incur losses with respect to the policies we own, and losses with respect to our premium finance loans if the fair value of the collateral is less than the carrying value of the loan.

We evaluate all of our premium finance loans for impairment, on a monthly basis, based on the fair value of the underlying life insurance policies, as the collectability is primarily dependent on the fair value of the policy serving as collateral. For loans without lender protection insurance, the fair value of the policy is determined using our valuation model, which is a Level 3 fair value measurement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Fair Value Measurement Guidance.” For loans with lender protection insurance, the insured value is also considered when determining the fair value of the life insurance policy. The lender protection insurer limits the amount of coverage to an amount equal to or less than its determination of the value of the life insurance policy underlying our premium finance loan based on the lender protection insurer’s own models and assumptions. For all loans, the amount of impairment, if any, is calculated as the difference in the fair value of the life insurance policy and the carrying value of the loan. A loan impairment valuation is established as losses on our loans are estimated and charged to the provision for losses on loans receivable, and the provision is charged to earnings. Once established, the loan impairment valuation cannot be reversed to earnings.

A large portion of our borrowers may default by not paying off the loan and relinquish ownership of the life insurance policy to us in exchange for our release of the underlying loan. When we obtain ownership of a life insurance policy, either by purchasing the policy on the secondary or tertiary markets or when one of our premium finance borrowers defaults, we record the investment in the policy as an investment in life settlements at fair value as of the date of relinquishment. At the end of each reporting period, we re-value the life insurance policies we own. To the extent that the calculation results in an adjustment to the fair value of the policy, we record this as a unrealized change in fair value of our investment in life insurance policies. This evaluation of the fair value of life insurance policies is inherently subjective as it requires estimates and assumptions that are susceptible to significant revision as more information becomes available. Using our valuation model, we determine the fair value of life insurance policies on a discounted cash flow basis. The most significant assumptions that we estimate are the life expectancy of the insured, expected premium payments and the discount rate. The discount rate is based upon current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk margin an investor in the policy would require. We estimate the life expectancy of an insured by analyzing medical reviews from third-party medical underwriters, who evaluate the health of the insured by examining the insured’s historical and current medical records. We then calculate the probability of mortality by applying the life expectancy estimate provided by a third party to an actuarial mortality table. We use the resulting mortality factor to generate a series of expected cash flows over the insured’s life expectancy and the fair value of the policy. If we are unable to accurately estimate any of these factors, or if the actuarial tables are revised (as they were in 2008), we may have to write down the fair value of our investments in life settlements, which could materially and adversely affect our results of operations and our financial condition.

Insurable interest concerns regarding a life insurance policy can also adversely impact its fair value. A claim or the perceived potential for a claim for rescission or a challenge to insurable interest by an insurance company or by persons with an insurable interest in the insured of a portion of or all of the policy death benefit can negatively impact the fair value of a life insurance policy. If any of the USAO Investigation, SEC Investigation or Non-Prosecution Agreement cause us to experience more challenges to life insurance than we otherwise would, those challenges could negatively impact the fair value of the life insurance policies that we own.

If the calculation of fair value results in a decrease in value, we record this reduction as a loss. As and when loan impairment valuations are established due to the decline in the fair value of the policies collateralizing our loans, our net income will be reduced by the amount of such impairment valuations in the period in which the valuations are established. We increased the discount rate that we apply to our life insurance portfolio in our fair value model, which resulted in a decrease in fair value of the life insurance policies in our portfolio with respect to the year ended December 31, 2011. If we determine that it is appropriate to increase the discount rate further or adjust other inputs to our fair value model further, if we are otherwise unable to accurately estimate the assumptions in our valuation model, or if other factors cause the fair value of our life insurance policies to decrease, the carrying value of our assets may be materially adversely affected.

We have limited operating experience.

Our business operations began in December 2006 and, in connection with the Non-Prosecution Agreement, we terminated our premium finance business, which has been our primary business since our inception. Consequently, we have limited operating history in both of our business segments generally, and our original business plan may no longer be viable, which makes it difficult to evaluate our business and future prospects. We intend to shift our life finance segment towards increased investment in life settlements. However, since our inception, we have had limited experience managing and dealing in life insurance policies owned by us. Therefore, the historical performance of our operations may be of limited relevance in predicting future performance. Furthermore, if we are unable to successfully refocus our life finance segment, our results of operations and financial condition could be materially and adversely affected.

The timing of receipt of expected death benefits from our portfolio of life insurance policies could be volatile, which could have a material adverse effect on our cash flows and liquidity.

Timely receipt of expected cash flows from mortalities is necessary in order for us to service our portfolio of life insurance policies and manage our cash balances. Cash flow volatility generally is inversely correlated to the size of a life settlement portfolio, meaning that the more lives in the portfolio, the less cash flow volatility. We have terminated our premium finance business and also have significantly reduced our purchases of life insurance policies. As a result, our portfolio is smaller than previously anticipated and thus subject to more volatility than we had previously anticipated, which may have a material adverse effect on our business, financial condition and results of operation.

Delays in payment and non-payment of life insurance policy proceeds can occur for many reasons and any such delays may have a material adverse effect on our business, financial condition and results of operations.

A number of arguments may be made by former beneficiaries (including but not limited to spouses, ex-spouses and descendants of the insured) under a life insurance policy, by the beneficiaries of the trust holding the policy, by the estate or legal heirs of the insured or by the insurance company issuing such policy, to deny or delay payment of proceeds following the death of an insured, including arguments related to lack of mental capacity of the insured, contestability or suicide provisions in a policy. In addition, the insurable interest and life settlement laws of certain states may prevent or delay the liquidation of the life insurance policy serving as collateral for a loan. The statements in the Non-Prosecution Agreement may make such delays more likely and may increase carrier challenges to paying out death claims. Furthermore, if the death of an insured cannot be verified and no death certificate can be produced, the related insurance company may not pay the proceeds of the life insurance policy until the passage of a statutory period (usually five to seven years) for the presumption of death without proof. Such delays in payment or non-payment of policy proceeds may have a material adverse effect on our business, financial condition and results of operations.

Our Life Finance segment is highly regulated; changes in regulation, the USAO Investigation and the SEC Investigation could materially adversely affect our ability to conduct our business.

Our Life Finance segment is highly regulated. Generally, as a condition to the issuance of licenses held by the Company’s subsidiaries in the Life Finance segment, we and/or our licensed subsidiaries submit ourselves to potential state regulatory examinations. Currently, our life settlement provider subsidiary is undergoing an examination by the Florida Office of Insurance Regulation, which was initiated after we became aware of the USAO Investigation. To the extent that other state insurance or other regulators initiate their own investigations as a result of the USAO Investigation, the SEC Investigation, or the Florida Office of Insurance Regulation or such other regulators take other action such as imposing fines or rescinding our license in response thereto, our ability to conduct the businesses comprising our life finance segment may be materially adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

Some life insurance companies are opposed to the financing of life insurance policies.

Some life insurance companies and their trade associations have voiced concerns about the life settlement and premium finance industries generally and the transfer of life insurance policies to investors. These life insurance companies may oppose the transfer of a policy to, or honoring of a life insurance policy held by, third parties unrelated to the original insured/owner, especially when they may believe the premiums for such life insurance policies might have been financed, directly or indirectly, by investors that lacked an insurable interest in the continuing life of the insured. If the life insurance companies seek to contest or rescind life insurance policies acquired by us based on such aversion to the financing of life insurance policies, we may experience a substantial loss with respect to the related premium finance loans and the underlying life insurance policies, which could have a material adverse effect on our business, financial condition and results of operations. These life insurance companies and their trade associations may also seek additional state and federal regulation of the life settlement and premium finance industries. If additional life settlement regulations were adopted, we may experience material adverse effects on our business, financial condition and results of operations.

If a regulator or court decides that trusts that are formed to own many of the life insurance policies that serve as collateral for our premium finance loans do not have an insurable interest in the life of the insured, such determination could have a material adverse effect on our business, financial condition and results of operations.

Generally, there are two forms of insurable interests in the life of an individual, familial and financial. Additionally, an individual is deemed to have an insurable interest in his or her own life. It is also a common practice for an individual, as a grantor or settlor, to form an irrevocable trust to purchase and own a life insurance policy insuring the life of the grantor or settlor, where the beneficiaries of the trust are persons who themselves, by virtue of certain familial relationships with the grantor or settlor, also have an insurable interest in the life of the insured. In the event of a payment default on our premium finance loan, we will generally acquire life insurance policies owned by trusts (or the beneficial interests in the trust itself) that we believe had an insurable interest in the life of the related insureds. However, a state insurance regulatory authority or a court may determine that the trust or policy owner does not have an insurable interest in the life of the insured or that we, as lender, only have a limited insurable interest, which may be less than the amounts due to us. Any such determination could result in our being unable to receive the proceeds of the life insurance policy, which could lead to a total loss of all amounts loaned in the premium finance transaction or a total loss on our investment in life settlements. Any such loss or losses could have a material adverse effect on our business, financial condition and results of operations.

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

Our lender protection insurance policies have significant exclusions and limitations.

As of December 31, 2011, we had 91 loans outstanding that were covered by our lender protection insurance. Coverage under our lender protection insurance policies is not comprehensive and each of these policies is subject to significant exclusions, limitations and coverage gaps. In the event that any of the exclusions or limitations to coverage set forth in the lender protection insurance policies are applicable or there is a coverage gap, there will be no coverage for any losses we may suffer, which would have a material adverse effect on our business, financial condition and results of operations. The coverage exclusions include, but are not limited to:

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

While we do not believe the conduct outlined in the Non-Prosecution Agreement resulted in a violation of the terms of any of our lender protection insurance policies, following the announcement of the USAO Investigation and entry into the Non-Prosecution Agreement, our lender protection insurer communicated to the Company that it was reserving its rights under our various lender protection insurance policies.

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

We are dependent on the creditworthiness of the life insurance companies that issue the policies serving as collateral for our premium finance loans. If a life insurance company defaults on its obligation to pay death benefits on a policy we own, we would experience a loss of our investment, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the creditworthiness of the life insurance companies that issue the policies that we own or that serve as collateral for our premium finance loans. We assume the credit risk associated with life insurance policies issued by various life insurance companies. Furthermore, there is a concentration of life insurance companies that issue the policies that we own or that serve as collateral for our premium finance loans. Approximately 54% of the policies that we owned as of December 31, 2011 were secured by life insurance policies issued by four life insurance companies. The failure or bankruptcy of any such life insurance company or annuity company could have a material adverse impact on our financial condition and results of operation. A life insurance company’s business tends to track general economic and market conditions that are beyond its control, including extended economic recessions or interest rate changes. Changes in investor perceptions regarding the strength of insurers generally and the policies or annuities they offer can adversely affect our ability to sell or finance our assets. Adverse economic factors and volatility in the financial markets may have a material adverse effect on a life insurance company’s business and credit rating, financial condition and operating results, and an issuing life insurance company may default on its obligation to pay death benefits on the life insurance policies that we own or that serve as collateral for our premium finance loans. In such event, we would experience a loss of our investment in such life insurance policies which could have a material adverse effect on our business, financial condition and results of operations.

If a life insurance company is able to increase the premiums due on life insurance policies that we own or finance, it will adversely affect our returns on such life insurance policies.

To keep the life insurance policies that we own or finance in force, insurance premiums due must be timely paid. If a life insurance company is able to increase the cost of insurance charged for any of the life insurance policies that we own or finance, the amounts required to be paid for insurance premiums due for these life insurance policies may increase, requiring us to incur additional costs for the life insurance policies, which may adversely affect returns on such life insurance policies and consequently reduce the secondary market value of such life insurance policies. Failure to pay premiums on the life insurance policies when due will result in termination or “lapse” of the life insurance policies. The insurer may in a “lapse” situation view reinstatement of a life insurance policy as tantamount to the issuance of a new life insurance policy and may require the current owner to have an insurable interest in the life of the insured as of the date of the reinstatement. In such event, we would experience a loss of our investment in such life insurance policy.

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

We may not be able to continue to sell our structured settlements to third parties at favorable discount rates or obtain financing through borrowings or other means on acceptable terms to satisfy our cash requirements. We were unable to obtain such financing through most of the fourth quarter of 2011. Any future inability to obtain financing or the unavailability of third party purchasers could have a material adverse effect on our future ability to grow our business.

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

Our profitability is directly affected by levels of and fluctuations in interest rates. Such profitability is largely determined by the difference between the discount rate at which we purchase the structured settlements and the discount rate at which we can resell these assets or the interest rate at which we can finance those assets. We may not be able to continue to purchase structured settlements at current or historical discount rates. Structured settlements are purchased at effective yields which are fixed, while rates at which structured settlements are sold, with the exception of forward purchase arrangements, are generally a function of the prevailing market rates for short-term borrowings. As a result, decreases in the discount rate at which we purchase structured settlements or increases in prevailing market interest rates after structured settlements are acquired could have a material adverse effect on our yield on structured settlement transactions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Brand awareness is critical to growing market share. We expect to continue to build and enhance our database of structured settlements through a combination of commercial and internet advertising campaigns and targeted marketing efforts. If the identities of structured settlement holders in our database were to become readily available to our competitors or to the general public, we could face increased competition and the value of our proprietary database would be diminished, which would have a negative effect on our structured settlement business, financial condition and results of operations.

Adverse judicial developments could have an adverse effect on our business, financial condition and results of operation.

Adverse judicial developments have occasionally occurred in the structured settlement industry, especially with regard to anti-assignment concerns and issues associated with non-disclosure of material facts and associated misconduct. For example, in the 2008 case of 321 Henderson Receivables, LLC v. Tomahawk, the California County Superior Court (Fresno County, Case No. 08CECG00797—July 2008 Order (unreported)) ruled that (i) certain structured settlement sales were barred by anti-assignment provisions in the settlement documents, (ii) the transfers were loans, not sales, that violated California’s usury laws and (iii) for similar reasons numerous other court-approved structured settlement sales may be void. Although the Tomahawk decision was subsequently reversed by the California Court of Appeal, the Superior Court decision had a negative effect on the structured settlement industry by casting doubt on the ability of a structured settlement recipient to sell portions of the payment streams. Any similar adverse judicial developments calling into doubt such laws and regulations could materially and adversely affect our investments in structured settlements.

Risk Factors Relating to Our Common Stock

Provisions in our executive officers’ employment agreements could impede an attempt to replace or remove our directors or otherwise effect a change of control, which could diminish the price of our common stock.

We have entered into employment agreements with our executive officers as described in the section titled “Executive Compensation—Employment Agreements.” The agreement for our chief executive officer provides for substantial payments upon the occurrence of certain triggering events, including a material diminution of his base salary or responsibilities. These payments are equal to three times the sum of his base salary and the average of the three years’ annual cash bonus, unless the triggering event occurs during the first three years of their respective employment agreements, in which case the payments are equal to six times base salary. These payments may deter any transaction that would result in a change in control, which could diminish the price of our common stock.

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

Certain laws of the State of Florida could impede a change of control, which could diminish the price of our common stock.

As a Florida corporation, we are subject to the Florida Business Corporation Act, which provides that a person who acquires shares in an “issuing public corporation,” as defined in the statute, in excess of certain specified thresholds generally will not have any voting rights with respect to such shares unless such voting rights are approved by the holders of a majority of the votes of each class of securities entitled to vote separately, excluding shares held or controlled by the acquiring person. The Florida Business Corporation Act also contains a statute which provides that an affiliated transaction with an interested shareholder generally must be approved by (i) the affirmative vote of the holders of two thirds of our voting shares, other than the shares beneficially owned by the interested shareholder, or (ii) a majority of the disinterested directors.

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

Item 3.  Legal Proceedings

Litigation

The USAO Investigation

On September 27, 2011, a search warrant was executed at the Company’s headquarters and the Company was informed that it was being investigated by the USAO. At that time, the Company was also informed that its chief executive officer and chairman, president and chief operating officer, former general counsel, two vice presidents, three life finance sales executives and a funding manager were also considered “targets” of the USAO Investigation. The USAO Investigation focused on the Company’s premium finance loan business. The Company’s board of directors formed a special committee, comprised of all of the Company’s independent directors, to conduct an independent investigation in connection with the USAO Investigation. In December 2011, the USAO confirmed that Mr. Antony Mitchell, our chief executive officer, was no longer a target of the USAO investigation.

On April 30, 2012, the Company entered into the Non-Prosecution Agreement with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed, among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of December 31, 2011, the Company had 13 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which accounted for approximately 58.2% of our revenues in the year ended December 31, 2011, and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company agreed to pay the United States Government $8.0 million, to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years, but after two years the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement if we otherwise comply with all of our obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the company or bring charges against the Company.

The SEC Investigation

As of the filing of this Annual Report, we are also subject to an investigation by the SEC. We received a subpoena issued by the staff of the SEC on February 17, 2012, seeking documents from 2007 through the present that are generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company is cooperating with the SEC regarding this matter. The Company is unable to predict the outcome of the SEC investigation or estimate the amount of any possible sanction, which could include a fine, penalty, or court order prohibiting specific conduct, any of which could be material. No provision for losses has been recorded for this exposure.

The Class Action Litigation

Initially on September 28, 2011, the Company, and certain of its officers and directors were named as defendants in a putative securities class action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Martin J. Fuller v. Imperial Holdings, Inc. et al. Also named as defendants were the underwriters of the Company’s initial public offering. That complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, alleging that the Company should have but failed to disclose in the registration statement for its initial public offering purported wrongful conduct relating to its life finance business which gave rise to the USAO Investigation. On October 21, 2011, an amended complaint was filed that asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on similar allegations. On October 25, 2011, defendants removed the case to the United States District Court for the Southern District of Florida.

On October 31, 2011, another putative class action case was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled City of Roseville Employees Retirement System v. Imperial Holdings, et al, naming the same defendants and also bringing claims under Sections 11, 12 and 15 of the Securities Act based on similar allegations. On November 28, 2011, defendants removed the case to the United States District Court for the Southern District of Florida. The plaintiffs in the Fuller and City of Roseville cases moved to remand their cases back to state court. Those motions were fully briefed and argued, and a decision is pending.

On November 18, 2011, a putative class action case was filed in the United States District Court for the Southern District of Florida, entitled Sauer v. Imperial Holdings, Inc., et al, naming the same defendants and bringing claims under Sections 11 and 15 of the Securities Act of 1933 based on similar allegations.

On December 14, 2011, another putative class action case filed in United States District Court for the Southern District of Florida, entitled Pondick v. Imperial Holdings, Inc., et al., naming the same defendants and bringing claims under Sections 11, 12, and 15 of the Securities Act of 1933 based on similar allegations.

On February 24, 2012, the four putative class actions were consolidated and designated: Fuller v. Imperial Holdings et al. in the United States District Court for the Southern District of Florida, and lead plaintiffs were appointed. The lead plaintiffs have until November 5, 2012 to file an amended complaint.

In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation. See “Risk Factors” above.

The parties have been attending mediation, most recently on September 7, 2012.

The Insurance Coverage Declaratory Relief Complaint

On June 13, 2012, Catlin Insurance Company (UK) Ltd. (“Catlin”) filed a declaratory relief action against the Company in the United States District Court for the Southern District of Florida. The complaint seeks a determination that there is no coverage under Catlin’s primary Directors, Officers and Company Liability Policy (the “Policy”) issued to the Company for the period February 3, 2011 to February 3, 2012, based on a prior and pending litigation exclusion (the “Exclusion”). Catlin also seeks a determination that it is entitled to reimbursement of defense costs and fees already advanced to the Company under the Policy if it is determined that the Exclusion precludes coverage. As of the filing of this Annual Report on Form 10-K, the Company has not yet been served with the complaint.

The parties have been attending mediation, most recently on September 7, 2012.

The Florida Litigation

On March 14, 2012, Opportunity served the Company with a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida seeking to compel the Company to hold an annual meeting of shareholders as soon as possible and seeking recovery of all costs and expenses, including reasonable attorney’s fees and expenses of experts in connection with the complaint. On March 28, 2012, Opportunity filed a motion to compel an annual meeting of shareholders. The Company filed a motion to dismiss the complaint on April 3, 2012 and an opposition to the motion to compel on May 24, 2012. Following a hearing on June 1, 2012, the Court entered an Order dated June 15, 2012 granting Opportunity motion to compel an annual meeting of shareholders and denying the Company’s motion to dismiss. Pursuant to the Court’s Order, the Company was required to hold its annual meeting of shareholders on or before August 20, 2012. In addition, the Court ordered the Company to seek an exemption from the SEC pursuant to SEC Regulation 17 C.F.R. § 200.30-1(e)(18) on or before June 20, 2012 and to update the Court of any adverse response to its application on or before July 18, 2012.

On August 2, 2012, the Board of Directors of the Company appointed Andrew Dakos, Phillip Goldstein and Gerald Hellerman to serve as directors of the Company in connection with a settlement with Opportunity that resulted in Opportunity withdrawing its demand for a special meeting of shareholders, which it had submitted to the Company on May 23, 2012 and agreeing to dismiss its lawsuit to compel an annual meeting of shareholders. In connection with the Settlement, Walter Higgins and A. Penn Wyrough resigned from the Board of Directors. The Company complied with the Order dated June 15, 2012 prior to the settlement. The Court withdrew the Order dated June 15, 2012 with a subsequent Order dated August 9, 2012, in which the Court also dismissed the case without prejudice.

Derivative Claims

On November 16, 2011, the Company’s Board of Directors received a shareholder derivative demand from Harry Rothenberg (the “Rothenberg Demand”), which was referred to the special committee for a thorough investigation of the issues, occurrences and facts relating to, connected to, and arising from the USAO Investigation referenced in the Rothenberg Demand. The Rothenberg Demand is included in the class action mediation, which has not concluded. On May 8, 2012, the Company’s Board of Directors received a derivative demand made by another shareholder, Robert Andrzejczyk (the “Andrzejczyk Demand”). The Andrzejczyk Demand, like the Rothenberg Demand was referred to the special committee, which determined that it did not contain any allegations that differed materially from those alleged in the Rothenberg Demand. On July 20, 2012, the Company (as nominal defendant) and certain of the Company’s officers, directors, and a former director were named as defendants in a shareholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Robert Andrzejczyk v. Imperial Holdings, Inc. et al. The complaint alleges, among other things, that the Special Committee’s refusal of the Andrzejczyk Demand was improper. The Company has until January 4, 2013 to respond to the complaint.

Counsel for Mr. Rothenberg has been attending mediation with the Company, most recently on September 7, 2012.

Other Matters

As previously disclosed in our prospectus filed with the SEC on February 8, 2011, the Company was involved in a dispute with its former general counsel whom the Company terminated without cause on November 8, 2010. On December 30, 2010, she filed a demand for mediation and arbitration with the American Arbitration Association. On March 11, 2011, the Company entered into a confidential settlement agreement with the plaintiff pursuant to which, among other things, the plaintiff agreed to dismiss all claims in the proceeding in exchange for a settlement payment from the Company. The terms of the settlement agreement did not have a material effect on the Company’s results of operations, financial position or cash flows.

In addition to the proceedings above, we are party to various legal proceedings which arise in the ordinary course of business. From time to time, we also finance the cost of a policyholder’s defense of litigation initiated by a carrier to challenge the policyholder’s life insurance policy. While we cannot predict with certainty the outcome of these proceedings, we believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on the New York Stock Exchange, or NYSE, under the symbol “IFT” on February 8, 2011.

The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2011
	High	Low
1st Quarter	$11.30	$10.00
2nd Quarter	10.48	9.19
3rd Quarter	10.24	1.55
4th Quarter	2.77	1.48

As of September 27, 2012, we had 11 holders of record of our common stock.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return in our common stock between February 8, 2011 (the day shares of our common stock began trading) and December 31, 2011, with cumulative total return on the Russell MicroCap Index and the Nasdaq Financial Index. This graph assumes a $100 investment in each of Imperial Holdings, Inc., the Russell Microcap Index and the Nasdaq Financial Index at the close of trading on February 8, 2011, and also assumes the reinvestment of all dividends. The graph assumes our closing sales price on February 8, 2011 of $10.81 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	02/8/11	02/28/11	03/31/11	04/30/11	05/31/11	06/30/11	07/31/11	08/31/11	09/30/11	10/31/11	11/30/11	12/31/11
Imperial Holdings, Inc.	$100.00	$101.20	$93.89	$91.95	$93.15	$93.99	$89.45	$68.64	$22.20	$20.81	$17.48	$17.39
Russell Microcap Index	$100.00	$101.09	$103.72	$105.38	$103.14	$101.11	$97.29	$87.02	$77.33	$87.86	$86.90	$88.09
Nasdaq Financial Index	$100.00	$100.14	$98.65	$99.27	$97.15	$94.64	$91.80	$83.48	$76.10	$85.85	$85.18	$86.00

We selected these indices because they include companies with similar market capitalizations to ours. We believe these are the most appropriate comparisons since we have no comparable publicly traded industry “peer” group operating in the life settlement industry.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Dividend Policy

We do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory and other restrictions on the payment of dividends by us or by our subsidiaries to us, and other factors that our board of directors deems relevant.

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

Equity Compensation Plans

Prior to our initial public offering, in February 2011, our board of directors and shareholders approved the Imperial Holdings 2010 Omnibus Incentive Plan. The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. Prior to our initial public offering, we had no equity compensation plan. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information about the securities authorized for issuance under the Omnibus Plan.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial and operating data as of such dates and for such periods indicated below. These selected historical consolidated results are not necessarily indicative of results to be expected in any future period. You should read the following financial information together with the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes.

The selected historical income statement data for the years ended December 31, 2011, 2010 and 2009 and balance sheet data as of December 31, 2011 and 2010 were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Historical
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except per share data)
Income
Agency fee income	$6,470	$10,149	$26,114	$48,004	$24,515
Interest income	8,303	18,660	21,483	11,914	4,888
Interest and dividends on investment securities available for sale	640	—	—	—	—
Origination fee income	6,480	19,938	29,853	9,399	526
Realized gain on sale of structured settlements	5,817	6,595	2,684	443	—
Realized gain on sale of life settlements	5	1,951	—	—	—
Gain on forgiveness of debt	5,023	7,599	16,410	—	—
Unrealized change in fair value of life settlements	570	10,156	—	—	—
Unrealized change in fair value of structured settlements	5,302	2,477	—	—	—
Change in equity investments	—	(1,284)		—	—
Servicing fee income	1,814	413	—	—	—
Gain on maturities of life settlements
with subrogation rights, net	3,188	—	—	—	—
Other income	602	242	71	47	2

Total income	44,214	76,896	96,615	69,807	29,931

Expenses
Interest expense(1)	8,524	28,155	33,755	12,752	1,343
Provision for losses on loans receivable	7,589	4,476	9,830	10,768	2,332
Loss on loan payoffs and settlements, net	3,837	4,981	12,058	2,738	(225)
Amortization of deferred costs	6,076	24,465	18,339	7,569	126
Department of Justice settlement	8,000	—	—	—	—
Selling, general and administrative expenses(1)	49,386	30,516	31,269	41,566	24,335

Total expenses	83,412	92,593	105,251	75,393	27,911

(Loss) Income before income taxes	(39,198)	(15,697)	(8,636)	(5,586)	2,020
Provision for income taxes	—	—	—	—	—

Net (loss) income	$(39,198)	$(15,697)	$(8,636)	$(5,586)	$2,020

Earnings (loss) per share:
Basic(2)	$(2.03)	$(4.36)	$(2.40)	$(1.55)	$0.56

Diluted(2)	$(2.03)	$(4.36)	$(2.40)	$(1.55)	$0.56

Weighted average shares outstanding:
Basic(2)	19,352,063	3,600,000	3,600,000	3,600,000	3,600,000

Diluted(2)	19,352,063	3,600,000	3,600,000	3,600,000	3,600,000

(1)	Includes amounts for related parties. Refer to our consolidated and combined financial statements for detail.
(2)	As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2007 to determine earnings per share for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. As of December 31, 2011, there were 21,202,614 issued and outstanding shares.

	As of December 31,
	Historical
	2011	2010	2009	2008	2007
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$16,255	$14,224	$15,891	$7,644	$1,495
Restricted cash	691	691	—	2,221	1,675
Certificate of deposit—restricted	891	880	670	659	562
Investment securities available for sale, at estimated fair value	57,242	—	—	—	—
Agency fees receivable, net of allowance for doubtful accounts	—	561	2,165	8,871	5,718
Deferred costs, net	1,874	10,706	26,323	26,650	672
Prepaid expenses and other assets	3,277	1,868	887	4,180	835
Deposits—other	761	692	982	476	456
Interest receivable, net	5,758	13,140	21,034	8,604	2,972
Loans receivable, net	29,376	90,026	189,111	148,744	43,650
Structured settlement receivables at estimated fair value, net	12,376	1,446	—	—
Structured settlement receivables at cost, net	1,553	1,090	472	1,141	377
Investment in life settlements, at estimated fair value	90,917	17,138	4,306	—	—
Investment in life settlement fund	—	—	542		1,714
Fixed assets, net	585	876	—	—	—
Other receivable	1,043	79	1,337	1,850	1,875

Total assets	$222,599	$153,417	$263,720	$211,040	$62,001

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued expenses(1)	$16,336	$3,425	$3,170	$5,533	$3,437
Payable for purchase of structured settlements	—	224	—	—	—
Other liabilities	4,279	7,984	—	—	—
Lender protection insurance claims received in advance	—	31,154	—	—	—
Interest payable(1)	5,505	13,820	12,627	5,563	882
Notes payable and debenture payable, net of discount(1)	19,277	91,609	231,064	183,462	35,559
Income taxes payable	6,295	—	—	—	—

Total liabilities	51,692	148,216	246,861	194,558	39,878
Stockholders’/Members’ Equity
Member units—preferred (zero and 500,000 authorized in the aggregate as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively):
Member units—Series A preferred (zero and 90,796 issued and outstanding as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively)	—	4,035	4,035	—	—
Member units—Series B preferred (zero and 25,000 issued and outstanding as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively)	—	2,500	5,000	—	—
Member units—Series C preferred (zero and 70,000 issued and outstanding as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively)	—	7,000	—	—	—
Member units—Series D preferred (zero and 7,000 issued and outstanding as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively)	—	700	—	—	—
Member units—Series E preferred (zero and 73,000 issued and outstanding as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively)	—	7,300	—	—	—
Member units—common (zero and 500,000 authorized; zero and 337,500 issued and outstanding as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively)	—	11,462	19,924	19,945	20,000
Common stock (par value $0.01 per share 80,000,000 and zero authorized; 21,202,614 and zero issued and outstanding as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively)	212	—	—	—	—
Additional paid-in-capital	237,755	—	—	—	—
Accumulated other comprehensive loss	(66)	—	—	—	—
Accumulated deficit	(66,994)	(27,796)	(12,100)	(3,463)	2,123

Total stockholders’/members’ equity	170,907	5,201	16,859	16,482	22,123

Total liabilities and stockholders’/members’ equity	$222,599	$153,417	$263,720	$211,040	$62,001

(1)	Includes amounts payable to related parties. Refer to our consolidated and combined financial statements for details.

Life Finance Segment—Selected Operating Data (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Period Originations:
Number of loans originated (by type):
Type 1*	44	93	194
Type 2**	11	4	0
Principal balance of loans originated	$18,385	$20,536	$51,573
Aggregate death benefit of policies underlying loans originated	$311,850	$462,350	$942,312
Selling general and administrative expenses	$13,218	$10,324	$13,742
Average Per Origination During Period:
Age of insured at origination	75.7	74.0	74.9
Life expectancy of insured (years)	14.5	14.1	13.2
Monthly premium (year of origination)	$11.2	$13.7	$16.0
Death benefit of policies underlying loans originated	$5,376.7	$4,766.5	$4,857.3
Principal balance of the loan	$334.3	$211.7	$265.8
Interest rate charged	14.0%	11.5%	11.4%
Agency fee	$110.2	$103.2	$134.6
Agency fee as % of principal balance
Type 1*	39.0%	49.3%	50.6%
Type 2**	20.7%	30.1%	0.0%
Origination fee	$79.5	$87.9	$118.9
Annualized origination fee as % of principal balance	24.3%	22.8%	19.1%
End of Period Loan Portfolio
Loans receivable, net	$29,376	$90,026	$189,111
Number of policies underlying loans receivable	138	325	692
Aggregate death benefit of policies underlying loans receivable	$653,493	$1,517,161	$3,091,099
Number of loans with insurance protection	91	304	631
Loans receivable, net (insured loans only)	$20,785	$84,996	$177,137
Average Per Loan:
Age of insured in loans receivable	75.0	75.3	75.4
Life expectancy of insured (years)	15.6	15.3	14.5
Monthly premium	$5.9	$7.1	$8.5
Loan receivable, net	$212.8	$277.0	$273.3
Interest rate	12.3%	11.4%	10.9%
Period Acquisitions—Policies Owned
Number of policies acquired	151	33	31
Average age of insured at acquisition	78.0	77.5	77.1
Average life expectancy—Calculated LE (Years)	10.4	12.8	14.1
Average death benefit	4,929	5,176	2,617
Aggregate purchase price	56,889	4,010	3,730
End of Period—Policies Owned
Number of policies owned	190	41	27
Average Life Expectancy—Calculated LE (Years)	10.6	13.2	14.1
Aggregate Death Benefit	935,466	195,782	75,875
Aggregate fair value	$90,917	$17,138	$4,306
Monthly premium—average per policy	$10.7	$6.4	$2.8

*	We define Type 1 loans as loans that are collateralized by life insurance policies that have been in force less than two years.

**	We define Type 2 loans as loans that are collateralized by life insurance policies that have been in force longer than two years.

Structured Settlements Segment—Selected Operating Data (dollars in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Period Originations:
Number of transactions	873	565	396
Number of transactions from repeat customers	307	154	52
Weighted average purchase discount rate	18.2%	19.4%	16.3%
Face value of undiscounted future payments purchased	$96,628	$47,207	$28,877
Amount paid for settlements purchased	$20,303	$12,506	$10,947
Marketing costs	$6,087	$5,077	$4,460
Selling, general and administrative (excluding marketing costs)	$15,864	$7,888	$5,015
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$110.7	$83.6	$72.9
Amount paid for settlement purchased	$23.3	$22.1	$27.6
Time from funding to maturity (months)	152.1	133.8	109.7
Marketing cost per transaction	$7.0	$9.0	$11.3
Segment selling, general and administrative (excluding marketing costs) per transaction	$18.2	$14.1	$12.7
Period Sales:
Number of transactions originated and sold	601	630	439
Realized gain on sale of structured settlements	$5,817	$6,595	$2,684
Average sale discount rate	10.5%	8.9%	11.5%

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

Business Overview

We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, in February 2011, Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities.

The Company operates in two reportable business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue/income from interest charged on loans, loan origination fees, agency fees from referring agents, servicing income, change in the fair value of life settlements the Company acquires and receipt of death benefits with respect to matured life insurance policies it owns. In the structured settlement business, the Company purchases structured settlements at a discounted rate and sells such assets to third parties.

In February 2011, the Company sold 17,602,614 shares of common stock in its initial public offering at a price of $10.75 per share. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and its offering expenses.

Recent Developments, Uncertainties & Outlook

In connection with the Non-Prosecution Agreement, which is described in “Legal Proceedings—Litigation—The USAO Investigation,” Imperial voluntarily terminated its premium finance business, which accounted for approximately 58.2% of its revenues for the year ended December 31, 2011. Accordingly, the periods covered in the results of operations below will likely not be comparable to future periods as the Company will no longer recognize any agency fees and, once the Company's remaining premium finance loans mature, the Company will no longer recognize revenue from interest income or origination fees. The only material revenue that the Company expects to recognize from the premium finance business in 2012 is from changes in fair value of life settlements acquired upon default and strategic sales of certain life insurance policies in its portfolio that were acquired upon default of premium finance loans. As a result, we expect our revenue in our Life Finance segment to be materially lower in 2012 than in 2011.

Additionally, the Company’s ability to generate new business in the life finance segment was limited in the fourth quarter of 2011 when the Company originated no premium finance loans and, in order to conserve capital, only purchased 7 policies through life settlement-related acquisitions. This trend has continued into 2012 with the Company only purchasing two policies through life settlement-related acquisitions during the first six months of the year. As a consequence, the Company’s portfolio of life insurance policies is smaller than previously projected, which may result in more volatility and adversely affect the portfolio’s performance.

In the structured settlements segment, during the quarter ended December 31, 2011, the Company did not finance any non-life contingent structured settlements using its dedicated facility for those receivables. However, the Company continued to originate those receivables using available cash. Likewise, the Company did not finance the acquisition of life-contingent structured settlements into its dedicated facility for those receivables after becoming aware of the USAO Investigation. As a result, on December 31, 2011, the Company terminated its financing arrangements for life-contingent structured settlements and entered into a forward purchase and sale arrangement for these assets. However, this new arrangement compressed the Company’s margins as it required the Company to sell life-contingent structured settlements at a discount rate that was higher than the rate used in the prior facility as a result of the entry into the Non-Prosecution Agreement. As of the filing of this Annual Report on Form 10-K, the discount rate under this forward purchase and sale arrangement is 50 basis points higher than the rate used in the prior facility.

The Company has also expended considerable resources resolving the USAO Investigation, as well as defending itself in the SEC Investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of December 31, 2011 and June 30, 2012 (unaudited), the Company’s legal and related fees in respect of these matters was $6.0 million and $16.2 million respectively. Moreover, the Company’s D&O carriers have disputed several of the claims and reserved their rights, and the Company’s primary D&O carrier filed a declaratory judgment action on June 13, 2012 seeking a judgment that the claims submitted by the Company are precluded under a prior and pending litigation exemption.

At the time of the Company’s initial public offering, the Company intended to hold the majority of the life insurance policies it acquired to maturity while strategically trading in and out of certain policies. In light of the USAO Investigation, the SEC Investigation, the related shareholder litigation and the related unbudgeted expenses incurred by the Company, the Company is re-examining its strategy and cash management objectives. We estimate that we will need to pay $24.1 million in premiums to keep our current portfolio of life insurance policies in force through 2012 and an additional $24.6 million to keep the portfolio in force through 2013. As of December 31, 2011, we had approximately $75.1 million of cash, cash equivalents, and marketable securities including $691,000 of restricted cash. As of June 30, 2012, we had approximately $51.2 million of cash and cash equivalents, and marketable securities including $1.0 million of restricted cash. Additionally, we have not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). We expect the lack of mortalities of insureds to continue at least through 2012.

We believe we have sufficient cash and cash equivalents to pay the premiums necessary to keep the life insurance policies that we own in force and our operating expenses through at least 2012, although we will need to proactively manage our cash in advance of any liquidity shortfall. Based on our current internal forecast, we do not anticipate a liquidity shortfall prior to the third quarter of 2013. However, if we do not begin to experience mortalities and collect the related death benefits in a timely manner prior to that time, we will likely need to seek additional capital to pay the premiums, by means of debt or equity financing or the sale of some of the policies that we own. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies, and/or, under certain scenarios, lapse or sell certain of our policies or some combination of the above. The lapsing of policies, if any, would create losses as the assets would written down to zero.

Life finance business

In the life finance segment, the Company has historically provided premium finance for individual life insurance policies and purchased life insurance policies in the secondary and tertiary markets. A premium finance transaction is a transaction in which a life insurance policyholder obtains a loan to pay insurance premiums for a fixed period of time, which allows a policyholder to maintain coverage without additional out-of-pocket costs.

Our typical premium finance loan was approximately two years in duration and was collateralized by the underlying life insurance policy. The life insurance policies that served as collateral for our premium finance loans were predominately universal life policies that had an average death benefit of approximately $4.8 million and insured persons over age 75. Generally, the borrower was an irrevocable life insurance trust established by the insured which was both the legal owner and beneficiary of a life insurance policy serving as collateral for a premium finance loan.

A borrower was not required to make any payment on the premium loan until maturity. At the end of the loan term, the borrower either repaid the loan in full (including all interest and fees) or defaulted under the loan. In the event of default, subject to loan terms and conditions, the borrower typically relinquished control of the policy serving as collateral for the loan to us. If we acquired the policy upon a loan default, we either held it for investment, sought to sell the policy, or, if the loan was insured, we were paid a claim equal to the insured value of the policy, which may have been equal to or less than the amount we are owed under the loan. The amounts received in respect of claims were used to repay our lenders from whom, prior to 2011, we borrowed funds to extend premium finance loans to borrowers. As of December 31, 2011, we had 138 premium finance loans outstanding, 65.9% of which had collateral whose value is insured.

The Company takes title to life insurance policies through two separate channels. First, we acquire life insurance policies when a borrower defaults on a premium finance loan originated by us, and we foreclose on the policy. Historically, a large portion of our borrowers defaulted on their loans and relinquished ownership of their life insurance policies to us. Our loans are secured by the underlying life insurance policy and, although we generally required a personal guarantee from the insured, are usually non-recourse to the borrower. If the borrower defaults on the obligation to repay the loan, we generally have no recourse against the borrower except for the life insurance policy that collateralizes the loan. In instances where we retained policies that served as collateral for a loan that was insured, in order to retain the policy on our balance sheet, we would typically be required to pay our lender protection insurer in order for the insurer to release its subrogation rights to the policy.

Second, we acquire life insurance policies through purchases directly from the original policy owners (the secondary market) and from institutional investors (the tertiary market). At December 31, 2011, we maintained licenses to transact life settlements in 25 of the states that currently require a license and could conduct business in 36 states and the District of Columbia.

Prior to and for a period after our initial public offering, the Company’s focus in our life finance segment was on our premium finance business. Following our initial public offering, however, changing market conditions made the acquisition of life insurance policies on the secondary and tertiary markets more attractive. Since 2008, the life settlement market has been distressed as a result of the general economic downturn. With the continued decrease of liquidity in the market place, re-selling policies on the tertiary market became significantly more difficult for investors. While some institutional investors have returned to the market, trading these policies remains challenging for most investors. For institutional investors with the financial capacity to hold these policies to maturity, life insurance policies remain an attractive, high-yield investment whose returns are non-correlated to the stock and bond markets. The Company suspended originating new premium finance loans and, in an effort to conserve capital, significantly reduced purchases of life insurance policies during the end of the third quarter of 2011.

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

Recipients of structured settlements are permitted to sell their deferred payment streams to a structured settlement purchaser pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval. Through such sales, we purchase a certain number of fixed (life-contingent or non life-contingent), scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment, thereby serving the liquidity needs of structured settlement holders.

During the capital markets dislocation in 2008 and 2009, in order to sell portfolios of structured settlements to strategic buyers, we were required to offer discount rates as high as approximately 12.0%. During the year ended December 31, 2011, our weighted average sale discount rate for sales of structured settlements was 10.5%, which includes the sale of both non-life contingent and life-contingent structured settlements. Life-contingent structured settlements are deferred payment streams that terminate upon the death of the structured settlement recipient. Non-life contingent structured settlements terminate on a pre-determined date and do not cease upon the recipient’s death.

We originated 873 transactions during the year ended December 31, 2011 as compared to 565 transactions during the same period in 2010, an increase of 54.5%. We incurred total expenses of $22.0 million during the year ended December 31, 2011 as compared to $13.1 million during the year ended December 31, 2010. The historical operating results of our structured settlement segment reflect our investment in the start-up costs and the initial growth of our structured settlement operations.

Principal Revenue and Expense Items

Components of Revenue

Agency Fee Income

In connection with our premium finance business, we earned agency fees that were paid by the referring life insurance agents. Because agency fees were not paid by the borrower, such fees do not accrue over the term of the loan. Referring insurance agents paid the agency fees to our subsidiary, Imperial Life and Annuity Services, LLC, a licensed insurance agency, for the due diligence performed in underwriting the premium finance transaction. The amount of the agency fee paid by a referring life insurance agent was negotiated with the referring agents based on a number of factors, including the size of the policy and the amount of premiums on the policy. Agency fees as a percentage of the principal balance of loans originated during the periods below are as follows:

	Year Ended December 31,
	2011	2010	2009
Agency fees as a percentage of the principal balance of the loans originated	33.0%	48.8%	50.6%

As a result of the voluntary termination of our premium finance business, we will not receive any revenue from agency fees in 2012 and beyond, and Imperial Life and Annuity Services, LLC has begun to voluntarily surrender its insurance agency licenses.

Interest Income

We receive interest income that accrues over the life of the premium finance loan and is due upon the date of maturity or upon repayment of the loan. Substantially all of the interest rates we charged on our premium finance loans are floating rates that were calculated at the one-month LIBOR rate plus an applicable margin. In addition, our premium finance loans have a floor interest rate and are capped at 16.0% per annum. For loans with floating rates, each month the interest rate is recalculated to equal one-month LIBOR plus the applicable margin, and then, if necessary, adjusted so as to remain at or above the stated floor rate and at or below the capped rate of 16.0% per annum. Interest income is recognized using the effective interest method over the life of the loan.

The weighted average per annum interest rate for premium finance loans outstanding as of the dates below is as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average per annum interest rate	12.5%	11.4%	10.9%

Interest income also includes interest earned on structured settlement receivables. Until we sell our structured settlement receivables, the structured settlements are held on our balance sheet. Purchase discounts are accreted into interest income using the effective-interest method. As a result of the voluntary termination of our premium finance business, we will cease earning interest income from premium finance loans once our outstanding premium finance loans mature.

Origination Fee Income

We charged our borrowers an origination fee as part of the premium finance loan origination process. It was a one-time fee that is added to the loan amount and is due upon the date of maturity or upon repayment of the loan. Origination fees are recognized on an effective-interest method over the term of the loan.

Origination fees as a percentage of the principal balance of loans originated during the periods below are as follows:

	Year Ended December 31,
	2011	2010	2009
Origination fees as a percentage of the principal balance of the loans	25.0%	41.5%	44.7%
Origination fees per annum as a percentage of the principal balance of the loan	24.3%	22.7%	19.2%

As a result of the voluntary termination of our premium finance business, we will cease accruing origination fee income once our outstanding premium finance loans mature.

Gain on Sale of Structured Settlements

We purchase a certain number of fixed (life-contingent or non life-contingent), scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment. We negotiate a purchase price that is calculated as the present value of the future payments to be purchased, discounted at a rate equal to our required investment yield. From time to time, we sell portfolios of structured settlements to institutional investors. The sale price is calculated as the present value of the future payments to be sold, discounted at a negotiated yield. We record any amounts of sale proceeds in excess of our carrying value as a gain on sale.

Gain on the Forgiveness of Debt

We entered into a settlement agreement with Acorn Capital Group, or Acorn, as discussed below in “—Losses on Settlements and Loan Payoffs, Net”, whereby our borrowings under the Acorn credit facility were cancelled, resulting in a gain on forgiveness of debt. A gain on forgiveness of debt is recorded at the time at which we are legally released from our borrowing obligations. We do not expect to recognize any material revenue from the Acorn facility in 2012.

Unrealized change in fair value of Life Settlements and Structured Settlement Receivables

We have elected to carry our investments in life settlements at fair value. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlement receivables at fair value. Any change in fair value upon re-measurement of these investments is recorded through our unrealized change in fair value of life settlements and structured settlement receivables.

Gain on Sale of Life Settlements

Gain on sale of life settlements includes gain from company-owned life settlements and gains from sales on behalf of third parties.

Servicing Income

We receive income from servicing life insurance policies controlled by a third party. These services include verifying premiums are paid and correctly applied and updating files for medical history and ongoing premiums.

Gain on Maturities of Life Settlements with Subrogation Rights, net

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

Our weighted average interest rate for our credit facilities and promissory notes outstanding as of the dates indicated below is as follows:

	December 31,
	2011	2010	2009
Weighted average interest rate under credit facilities	15.7%	17.1%	15.6%
Weighted average interest rate under promissory note	0.0%	16.5%	16.5%
Total weighted average interest rate	15.7%	17.0%	15.7%

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

For loans that matured and were not repaid at maturity, the borrower typically relinquishes ownership of the policy to us in exchange for our release of the debt (or we enforce our security interests in the beneficial interests in the trust that owns the policy). For loans that have lender protection insurance, we make a claim against the lender protection insurance policy and, subject to policy terms and conditions, the insurer has the right to direct control or take beneficial ownership of the policy upon payment of our claim.

For loans that had lender protection insurance and matured during the years ended December 31, 2011 and 2010, 131 and 419 loans were not repaid at maturity, respectively, all of which were submitted to our lender protection insurer. The net carrying value of the loans (which includes principal, accrued interest income, and accrued origination fees, net of impairment) at the time of payoff during the years ended December 31, 2011 and December 31, 2010 was $49.7 million and $152.8 million, respectively. The amount of cash received by us for those loans was $51.5 million and $153.3 million, respectively. This resulted in a gain during the years ended December 31, 2011 and December 31, 2010 of $737,000 and $578,000, respectively. This gain was primarily attributable to the insurance amount at the time of payoff exceeding the contractual amounts due under the terms of the loan agreement. Therefore, the amount of claims paid by the lender protection insurer was in excess of 100% of the net carrying value of the loans. The following table provides information on the insured loans that were not repaid at maturity for the periods indicated below (dollars in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Number of loans matured	138	426
Number of loans impaired at maturity	52	251
Loans not repaid at maturity	131	419
Claims submitted to lender protection insurer	131	419
Claims paid by lender protection insurer	131	419
Amount of claims paid	$51,480	$153,330
Net carrying value of loans at payoff	$49,706	$152,752
Gain on LPIC payoffs (all loans)	737	578
Gain on LPIC payoffs (impaired loans)	607	165
Percent of claims paid by lender protection insurer	100%	100%

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	December 31,
	2011	2010	2009
Percentage of total number of loans outstanding with lender protection insurance	65.9%	93.9%	91.2%
Percentage of total loans receivable, net balance covered by lender protection insurnace	70.1%	94.1%	93.7%

We use a method to determine the loan impairment valuation adjustment which assumes the “worst case” scenario for the fair value of the collateral based on the insured coverage amount. At the time of loan origination, we will record impairment even though no loans are considered non-performing as no payments are due by the borrower. Loans with insured collateral represented 65.9% and 93.9% of our loans as of December 31, 2011 and December 31, 2010, respectively.

The following table shows the amount of impairment recorded on loans outstanding with and without lender protection insurance during each period (dollars in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Provision for losses on loans receivable with lender protection insurance	$57	$2,553
Provision (recoveries) for losses on loans receivable without lender protection insurance	7,532	1,923

Total provision for losses on loans receivable	$7,589	$4,476

Loss on Loan Payoffs and Settlements, Net

When a premium finance loan matures, we record the difference between the net carrying value of the loan receivable (which includes the loan principal balance, accrued interest and accreted origination fees, net of any impairment valuation adjustment) and the cash received, or the fair value of the life insurance policy that is obtained if there is a default and the policy is relinquished, as a gain or loss on loan payoffs and settlements, net. This account was significantly impacted by the Acorn settlement, as discussed below, whereby we recorded a loss on loan payoffs and settlements, net, of $4.1 million, $5.5 million and $10.2 million during the years ended December 31, 2011, 2010 and 2009, respectively, under the direct write-off method, as opposed to charging our provision for losses on loan receivables.

Beginning in July 2008, Acorn Capital Group stopped funding under its credit facility with us without any advance notice. Therefore, we did not have access to funds necessary to pay the ongoing premiums on the policies serving as collateral for our borrower’s loans that were financed under the Acorn facility. We did not incur liability with our borrowers because the terms of the Acorn loans provide that we are only required to fund future premiums if our lender provides us with funds. Through December 31, 2011, a total of 119 policies financed under the Acorn facility incurred losses primarily due to non-payment of premiums.

In May 2009, we entered into a settlement agreement with Acorn whereby all obligations under the credit agreement were terminated. Acorn subsequently assigned its rights under the settlement agreement to Asset Based Resource Group, LLC (“ABRG”), an entity that is not related to us. As part of the settlement agreement, we continue to service the original loans and ABRG determines whether or not it will continue to fund the loans. We believe that ABRG will elect to fund the loan only if it believes there is value in the policy serving as collateral for the loan. If ABRG chooses not to continue funding a loan, we have the option to fund the loan or try to sell the loan or related policy to another party. We elect to fund the loan only if we believe there is value in the policy serving as collateral for the loan after considering the costs of keeping the policy in force. Regardless of whether we fund the loan or sell the loan or related policy to another party, our debt under the Acorn facility is forgiven and we record a gain on the forgiveness of debt. If we fund the loan, it remains as an asset on our balance sheet, otherwise it is written off and we record the amount written off as a loss on loan payoffs and settlements, net.

On the notes that were cancelled under the Acorn facility, we had debt forgiven totaling $5.0 million and $7.6 million for the years ended December 31, 2011 and 2010, respectively. We recorded these amounts as gain on forgiveness of debt. Partially offsetting these gains, we had loan losses totaling $4.1 million and $5.5 million during the years ended December 31, 2011, and 2010, respectively. We recorded these amounts as loss on loan payoffs and settlements, net. As of December 31, 2011, there were no loans that remained outstanding from the original 119 loans financed in the Acorn facility.

The following table highlights the number of loans impacted by the Acorn settlement during the periods indicated below (dollars in thousands):

	Acorn Credit Facility
	Year Ended December 31,
	2011	2010	2009	2008
Number of loans held at end of period	—	15	49	112
Loans receivable, net, balance at end of period	$—	$4,183	$9,601	$21,073
Number of loans impacted during period	15	48	63	7

The following table highlights the impact of the Acorn settlement on our financial statements during the periods indicated below (dollars in thousands):

	Acorn Credit Facility
	Year Ended December 31,
	2011	2010	2009	2008	Total
Gain on forgiveness of debt	$5,023	$7,599	$16,410	$—	$29,032
Loss on loan payoffs and settlements, net	(4,141)	(5,501)	(10,182)	(1,868)	$(21,692)

Impact on net income (loss)	$882	$2,098	$6,228	$(1,868)	$7,340

The $7.3 million impact on net income is due to 28 policies on which we decided to continue to fund the premiums after ABRG elected not to continue to fund the premiums. With respect to the associated loans, we received a gain on forgiveness of debt with no offsetting loss on loan payoffs and settlements, net.

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

Selling, General and Administrative Expenses

Selling, general, and administrative expenses include salaries and benefits, professional and consulting fees, marketing, depreciation and amortization, bad debt expense, and other related expenses to support our ongoing businesses. As a result of the USAO Investigation, the SEC Investigation and related shareholder litigation, we have incurred significant legal expenses, and we expect to continue to incur significant legal expenses pending the resolution of those matters.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the loan impairment valuation, allowance for doubtful accounts, income taxes, valuation of structured settlements and the valuation of investments in life settlements have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with the estimates as well as selected other critical accounting policies. For further information on our critical accounting policies, see the discussion in Note 2 to our audited consolidated and combined financial statements.

Life Finance Loans Receivable

We report loans receivable acquired or originated by us at cost, adjusted for any deferred fees or costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables—Nonrefundable Fees and Other Costs, discounts, and loan impairment valuation. All loans are collateralized by life insurance policies. Interest income is accrued on the unpaid principal balance on a monthly basis based on the applicable rate of interest on the loans.

In accordance with ASC 310, Receivables, we specifically evaluate all loans for impairment based on the fair value of the underlying policies as collectability is primarily collateral dependent. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying insurance policies. In the event of default, the borrower typically relinquishes ownership of the policy to us in exchange for our release of the debt (or we enforce our security interests in the beneficial interests in the trust that owns the policy). For loans that have lender protection insurance, we make a claim against the lender protection insurance policy and, subject to terms and conditions of the lender protection insurance policy, our lender protection insurer has the right to direct control or take beneficial ownership of the policy upon payment of our claim. For loans without lender protection insurance, we have the option of selling the policy or maintaining it on our balance sheet for investment.

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

In order to originate premium finance transactions our lenders required that we procure lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage. The lender protection insurance program was terminated as of December 31, 2010, and all loans originated after December 31, 2010, do not carry lender protection insurance coverage. Thus, for all loans originated in 2011 and beyond, a loan impairment valuation is established if the carrying value of a loan receivable exceeds the fair value of the underlying collateral. The provision for losses on loans receivable has increased during the year ended December 31, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements.

Fair Value Option

As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record newly-acquired structured settlements at fair value. We have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities, and commitments where we have elected the fair value option are recorded in our consolidated and combined statement of operations. We have made this election for our structured settlement assets because it is our intention to sell these assets within the next twelve months, and we believe it significantly reduces the disparity that exists between the GAAP carrying value of these structured settlements and our estimate of their economic value.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and structured settlements are considered Level 3 assets as there is currently no active market where we are able to observe quoted prices for identical assets and our valuation model incorporates significant inputs that are not observable. Our impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the insured value is an observable input to the Company, but not observable to market participants. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs are the life expectancy of the insured and the discount rate, which are not observable.

Ownership of Life Insurance Policies

In the ordinary course of business, a large portion of our borrowers default by not paying off the loan and relinquish ownership of the life insurance policy to us in exchange for our release of the obligation to pay amounts due. We also buy life insurance policies in the secondary and tertiary markets. We account for life insurance policies that we own as investments in life settlements (life insurance policies) in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these life insurance policies as investments using the fair value method.

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

In determining the life expectancy estimate, we analyze medical reviews from third-party medical underwriters. Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers and uses AVS Underwriting, LLC (“AVS”) life expectancy reports for valuation purposes. The health of the insured is summarized by the medical underwriters into a life assessment which is based on the review of historical and current medical records. The medical underwriting assesses the characteristics and health risks of the insured in order to quantify the health into a mortality rating that represents their life expectancy.

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

In its fair value methodology and in determining the life expectancy of an insured, the Company applies an actuarial table developed by a third party. In contrast, in pricing trades we believe many market participants generally reference a table developed by the U.S. Society of Actuaries known as the 2008 Valuation Basic Table, or the 2008 VBT. The table used by Imperial to value its life settlements is generally more conservative in that it applies the mortality experience of an insured population that is representative of participants in the life settlement market. Because of the relative greater wealth of the participants in the life settlement market, and thus their access to superior healthcare, these individuals tend to live longer than the general population. The Company believes that applying the 2008 VBT table to its portfolio would not result in a material difference.

As is the case with most market participants, the Company uses life expectancies that are provided by third-party life expectancy providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value would be as follows:

LE Mths Adj	Value	Change in Value
+6	74,655,221	(16,262,029)
—	90,917,250	—
-6	108,934,379	18,017,130

Historically, the Company has used discount rates of 15 - 17.5% in its fair value model for investments in life settlements. At the end of the third quarter of 2011, however, the Company increased its discount rates by 500 basis points for all policies that were previously premium financed and by 75 basis points for all policies that were not. The Company viewed these adjustments as appropriate in the immediate aftermath of the execution of the search warrant at the Company’s headquarters in connection with the USAO Investigation, the associated negative press, as well as adverse court decisions unrelated to the Company and a generally perceived softening in the market for life insurance policies generally and for premium financed policies specifically.

At December 31, 2011, the Company considered the discount rate based on information that was then available and further adjusted the discount rates, resulting in a weighted average discount rate of 24.31%. In addition to a continuing softening in the market perceived by the Company and corroborated by third party consultants engaged by the Company, the Company viewed a further adjustment to its discount rates as necessary because of the perceived risk premium that an investor would require to transact in a policy associated with the Company. Since the onset of the credit crisis in 2007, capital has generally been limited and credit has generally been costly for the purchase of life insurance policies in the secondary and tertiary markets. At December 31, 2011, in light of the USAO Investigation and publicly available information about the Company and the investigation at that time, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, the Company believes that an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. In fact, the Company did not attempt to sell any life insurance policies in the fourth quarter of 2011. Since that time, however, market participants have transacted with the Company and the Company believes that investors will require less of a risk premium to transact in policies associated with the Company since our entering into the Non-Prosecution Agreement.

As of December 31, 2011, the Company owned 190 policies with an aggregate investment in life settlements of $90.9 million. Of these 190 policies, 145 were previously premium financed and are valued using discount rates that range from 18.65% – 32.25%. The remaining 45 policies are valued using a discount rate of 16.65%. See Note 26, Subsequent Events, to the accompanying consolidated and combined financial statements.

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate used to estimate the fair value. If the weighted average discount rate were increased or decreased by  1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in fair market value would be as follows:

Wtd. Agv Rate	Rate Adj.	Value	Change in Value
23.81%	-.50%	93,433,348	2,516,098
24.31%	—	90,917,250	—
24.81%	+.50%	88,282,240	(2,635,010)

Future changes in the discount rate which we used to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

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

Revenue/Income Recognition

Our primary sources of revenue/income are in the form of unrealized change in fair value of life settlements, agency fees, interest income, origination fee income, servicing income and realized gains on sales of structured settlements. Our revenue/income recognition policies for these sources of revenue/income are as follows:

•

Unrealized Change in Fair Value of Life Settlements—The Company acquires certain life insurance policies through purchases in the secondary and tertiary markets and others as a result of certain of the

Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated and combined statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. See “—Valuation of Insurance Policies.”

•

Agency Fees—Agency fees are paid by the referring life insurance agents based on negotiations between the parties and are recognized at the time a life finance loan is funded. Because agency fees are not paid by the borrower, such fees do not accrue over the term of the loan. A separate origination fee is charged to the borrower which is amortized into income over the life of the loan.

•

Interest Income—Interest income on life finance loans is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition. Discounts on structured settlement receivables are accreted over the life of the settlement using the effective interest method.

•

Origination Fee Income—Loans often include origination fees which are fees payable to us on the date the loan matures. The fees are negotiated at the inception of the loan on a transaction by transaction basis. The fees are accreted into income over the term of the loan using the effective interest method.

•

Servicing Income—We receive income from servicing life insurance policies controlled by a third party. These services include verifying premiums are paid and correctly applied and updating files for medical history and ongoing premiums.

•

Realized Gains on Sales of Structured Settlements—Realized gains on sales of structured settlements are recorded when the structured settlements have been transferred to a third party and we no longer have continuing involvement, in accordance with ASC 860, Transfers and Servicing.

Interest and origination income on impaired loans is recognized when it is realizable and earned in accordance with ASC 605, Revenue Recognition. Persuasive evidence of an arrangement exists through a loan agreement which is signed by a borrower prior to funding and sets forth the agreed upon terms of the interest and origination fees. Interest income and origination income are earned over the term of the loan and are accreted using the effective interest method. The interest and origination fees are fixed and determinable based on the loan agreement. For impaired loans, we do not recognize interest and origination income which we believe is uncollectible. At the end of the reporting period, we review the accrued interest and accrued origination fees in conjunction with our loan impairment analysis to determine our best estimate of uncollectible income that is then reversed. We continually reassess whether the interest and origination income are collectible as the fair value of the collateral typically increases over the term of the loan. Since our loans are due upon maturity, we cannot determine whether a loan is performing or non-performing until maturity. For impaired loans, our estimate of proceeds to be received upon maturity of the loan is generally correlated to our current estimate of fair value of the collateral, but also incorporates expected increases in fair value of the collateral over the term of the loan, trends in the market, sales activity for life insurance policies and our experience with loans payoffs.

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

Loss in Loan Payoffs and Settlements, Net

When a premium finance loan matures, we record the difference between the net carrying value of the loan and the cash received, or the fair value of the life insurance policy that is obtained in the event of payment default, as a gain or loss on loan payoffs and settlements, net. This account was significantly impacted by the Acorn settlement, as discussed above, whereby we recorded a loss on loan payoffs and settlements, net, of $4.1 million, $5.5 million and $10.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

Prior to our initial public offering, we converted from a Florida limited liability company to a Florida corporation (the “Conversion”). Prior to the Conversion we were treated as a partnership for federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion.

After the Conversion, we began to account for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

Upon the implementation of ASC 740, we recorded a one-time deferred tax liability of approximately $4.6 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. Pursuant to ASC 740 these deferred taxes were recorded in income tax expense, In addition, following the Conversion and prior to the initial public offering, one of our founding members entered into a reorganization that allowed us to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). Accordingly, in the second quarter we recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit.

At December 31, 2011, due to the large losses generated in 2011 and the uncertainties that resulted from the USAO Investigation, we recorded a full valuation allowance against our net deferred tax asset of $11.1 million as it is more likely than not that the net deferred tax asset is not realizable. As a result of this increase in the valuation allowance, we recorded no income tax benefit for the current year.

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

Stock-Based Compensation

We have adopted ASC 718, Compensation—Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments awarded upon or after the closing of our initial public offering will be determined based on a valuation using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

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

Gain on Maturities of Life Settlements with Subrogation Rights, net

Every credit facility entered into by subsidiaries of the Company between December 2007 and December 2010 to finance the premium finance lending business required lender protection insurance for each loan originated under such credit facility. Generally, when the Company exercises its right to foreclose on collateral the Company’s lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy, subject to the terms and conditions of the lender protection insurance policy, including notice and timing requirements. Otherwise, the lender protection insurer maintains its salvage collection and subrogation rights. The lender protection insurer’s salvage collection and subrogation rights generally provide a remedy by which the insurer can seek to recover the amount of the lender protection claim paid plus premiums paid by it, expenses and interest thereon.

In those instances where the Company has foreclosed on the collateral, the lender protection insurer has maintained its salvage collection and subrogation rights, and has been covering the cost of the ongoing premiums needed to maintain certain of these life insurance policies. However, the lender protection insurer may elect at any time to discontinue the payment of premiums which would result in lapse of the policies if the Company does not otherwise pay the premiums. The Company views these policies as having uncertain value because the lender protection insurer controls what happens to the policy from a payment of premium standpoint, and the amount of the lender protection insurer’s salvage collection and subrogation claim rights on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. For these reasons, these policies are considered contingent assets and not included in the amount of life settlements on the accompanying consolidated and combined balance sheet.

The Company accounts for the maturities of life settlements with subrogation rights, net of subrogation expenses as contingent gains in accordance with Accounting Standards Codification (ASC) 450, Contingencies and recognizes the revenue from the maturities of these policies when all contingencies are resolved.

Accounting Changes

Note 2 of the Notes to Consolidated and Combined Financial Statements discusses accounting standards adopted in 2011, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated and Combined Financial Statements.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Our results of operations are discussed below in two parts: (i) our consolidated results of operations and (ii) our results of operations by segment.

Consolidated Results of Operations (in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Income
Agency fee income	$6,470	$10,149	$26,114
Interest income	8,303	18,660	21,483
Interest and dividends on investment securities available for sale	640	—	—
Origination fee income	6,480	19,938	29,853
Realized gain on sale of structured settlements	5,817	6,595	2,684
Realized gain on sale of life settlements	5	1,951	—
Gain on forgiveness of debt	5,023	7,599	16,410
Unrealized change in fair value of life settlements	570	10,156	—
Unrealized change in fair value of structured settlements	5,302	2,477	—
Change in equity investments	—	(1,284)
Servicing fee income	1,814	413	—
Gain on maturities of life settlements with subrogation rights, net	3,188	—	—
Other income	602	242	71

Total income	44,214	76,896	96,615

Expenses
Interest expense	8,524	28,155	33,755
Provision for losses on loans receivable	7,589	4,476	9,830
Loss on loan payoffs and settlements, net	3,837	4,981	12,058
Amortization of deferred costs	6,076	24,465	18,339
Department of Justice settlement	8,000	—	—
Selling, general and administrative expenses	49,386	30,516	31,269

Total expenses	83,412	92,593	105,251

Income (loss) before income taxes	(39,198)	(15,697)	(8,636)
Provision for income taxes	$—	—	—

Net income (loss)	$(39,198)	$(15,697)	$(8,636)

Life finance Segment Results (in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Income	$31,499	$67,366	$92,648
Expenses	38,949	68,634	82,435

Segment operating income (loss)	$(7,450)	$(1,268)	$10,213

Structured Settlement Segment Results (in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Income	$11,933	$9,530	$3,967
Expenses	21,951	13,066	9,475

Segment operating income (loss)	$(10,018)	$(3,536)	$(5,508)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Segment operating income (loss)	$(17,468)	$(4,804)	$4,705
Other income	782	0	0
Unallocated expenses
SG&A expenses	14,215	7,126	8,052
Department of Justice settlement	8,000	—	—
Interest expenses	297	3,767	5,289

	22,512	10,893	13,341

Income (loss) before income taxes	(39,198)	(15,697)	(8,636)
Provision for income taxes	0	—	—

Net income (loss)	$(39,198)	$(15,697)	$(8,636)

2011 Compared to 2010

Net loss for the year ended December 31, 2011 was $39.2 million as compared to a net loss of $15.7 million for the year ended December 31, 2010, a decrease of $23.5 million. Total income was $44.2 million for the year ended December 31, 2011, a 43% decrease over total income of $76.9 million during the year ended in 2010. Total expenses were $83.4 million for the period compared to total expenses of $92.6 million incurred during the year ended December 31, 2010, a reduction of $9.2 million, or 10%.

In our life finance segment which includes our premium finance business, segment operating loss increased by $6.2 million to $7.5 million, primarily driven by decreases in agency fee income, origination income and interest income totaling $30.6 million. Life finance segment expenses were $38.9 million during the year ended December 31, 2011 compared to $68.6 million during the year ended December 31, 2010, a decline of $29.7 million, or 43%. These declines were driven primarily by a $16.2 million reduction in interest expense a decline in amortization of deferred costs of $18.4 million, and a decline of $1.1 million in loss on loan payoffs and settlements, net offset by an increase of $3.1 million in provision for losses on loan receivables and an increase of $2.9 million in selling, general and administrative expenses.

Results of operations in our life finance segment were adversely impacted by the USAO Investigation and related matters. During the year ended December 31, 2011, we originated 55 loans using equity capital, compared to 97 loans originated under the LPIC program during the year ended December 31, 2010. All 55 of these loans were originated during the nine months ended September 30, 2011, after which we suspended origination of premium finance loans. In connection with the Non-Prosecution Agreement, we are voluntarily terminating our premium finance business and we anticipate that we will no longer be originating any premium finance loans.

This decrease in number of loans originated resulted in a reduction in agency fees from $10.1 million during the year ended December 31, 2010 to $6.5 million during the year ended December 31, 2011, a decrease of $3.6 million. As of December 31, 2011, we had loans receivable totaling $29.4 million compared to $90.0 million as of December 31, 2010, a decrease of $60.6 million, or 67%. Loans outstanding declined from 325 to 138. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $19.9 million and $18.7 million, respectively, during the year ended December 31, 2010, to $6.5 million and $7.8 million, respectively, during the year ended December 31, 2011. Offsetting these declines were a reduction of total life finance segment expenses from $68.6 million during the year ended December 31, 2010 to $38.9 million during the year ended December 31, 2011, a decrease of $29.7 million. Interest expense declined to $8.2 million, a reduction of $16.2 million, as notes payable declined from $91.6 million as of December 31, 2010 to $19.3 million as of December 31, 2011. Provision for losses on loans receivable was $7.6 million during the year ended December 31, 2011, compared to $4.5 million during the year ended December 31, 2010. Provision for losses on loans receivable for uninsured loans, however, increased during the year ended December 31, 2011, as a result of the impairment of the collateral based on decreases in the fair value of the collateral underlying those loans. Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $6.1 million during the year ended December 31, 2011 compared to $24.5 million during the year ended December 31, 2010, a decline of $18.4 million. In connection with the Non-Prosecution Agreement, we voluntarily terminated our premium finance business and, as a result, we will no longer be generating agency fees which are tied directly to loan originations. Further, we will no longer generate loan, interest income, or origination income once our remaining loans mature.

As of December 31, 2011, the Company owned 190 policies with an aggregate investment in life settlements of $90.9 million. Of these 190 policies, 145 were previously premium financed and are valued using discount rates that range from 18.65% – 32.25%. The remaining 45 policies are valued using a discount rate of 16.65%. During the year ended December 31, 2011, the Company acquired 151 life insurance policies through purchases in the secondary and tertiary markets and as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company. Total aggregate death benefit of polices acquired during the year ended December 31, 2011 was $744.3 million.

Unrealized change in fair value of life settlements was an approximately $570,000 gain for the year ended December 31, 2011. This figure was negatively affected by a $14.1 million and $13.5 million reduction in fair value during the three months ended September 30, 2011 and December 31, 2011, respectively, as a result of decreases in the fair value of the Company’s portfolio of life insurance policies, compared to $10.2 million gain for the year ended December 31, 2010. The approximately $570,000 unrealized change in fair value recorded during the year ended December 31, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter ended March 31, 2011, as described in Note 2, Principles of Consolidation and Basis of Presentation. These changes impacted the unrealized change in fair value by a gain of $3.0 million on 41 life settlement policies owned as of December 31, 2010.

The Company originated 55 premium finance loans during the year ended December 31, 2011. As a result of the aforementioned changes to the estimated fair value of the loan collateral, the provision for losses on loans receivable for these uninsured loans increased by $7.9 million in the year ended December 31, 2011.

Of the 55 premium finance loans originated during the year ended December 31, 2011, 11 are the Type 2 loans. These loans have an average principal balance of approximately $549,000 compared to approximately $280,000 on Type 1 loans originated during the year ended December 31, 2011. Agency fees as a percent of the principal balance of the loans averaged 39.0% and 20.7% on Type 1 and Type 2 loans, respectively.

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company has not collected the $10.0 million death benefit under this policy as of December 31, 2011. The Company accounted for each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expense of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In accordance with ASC 450, the Company expects to recognize death benefits, net of subrogation expenses on the larger policy in the second quarter of 2012. The Company believes these contingent gains to be unpredictable. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

In our structured settlements segment, total income was $11.9 million for the year ended December 31, 2011 compared to $9.5 million for the year ended December 31, 2010, an increase of $2.4 million. This increase was due to an increase in transactions originated to 873 during the year ended December 31, 2011 compared to 565 transactions originated during the year ended December 31, 2010. Segment SG&A expenses increased by $8.9 million to $22.0 million as we continued to build our infrastructure. This led to a segment operating loss of $10.0 million during the year ended December 31, 2011 an increase of $6.5 million over segment operating loss of $3.5 million recorded during the year ended December 31, 2010.

For the period 2011, the unallocated expenses for the year ended December 31, 2011 were $22.5 million as compared to $10.9 million for the year ended December 31, 2010 an increase of $ 11.6 million. This increase was primarily due to the USAO Investigation whereby the company paid a penalty of $8.0 million coupled with legal fees of $ 6.0 million offset by a decrease in interest expense of $3.5 million.

Upon the implementation of ASC 740 in 2011, we recorded a one-time deferred tax liability of approximately $4.6 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. Pursuant to ASC 740 these deferred taxes were recorded in income tax expense, In addition, following the Conversion and prior to the initial public offering, one of our founding members entered into a reorganization that allowed us to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of NOLs. Accordingly, in the second quarter we recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit.

Following the conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the Company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of NOLs. During the second quarter of 2011, the Company completed an evaluation of this transaction and determined that the Company was entitled to assume the NOLs of this founding member. Accordingly, in the second quarter of 2011, the Company has recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes.

Due to the USAO Investigation and the effect that it and related matters have had on our business, the Company determined that it was more likely than not that the net deferred tax asset at December 31, 2011 was not realizable and accordingly, established a 100 percent valuation allowance against it net deferred tax asset. As a consequence, the Company had no income tax provision or benefit for the year ended December 31, 2011.

2010 Compared to 2009

Net loss for the year ended December 31, 2010 was $15.7 million as compared to $8.6 million for the year ended December 31, 2009. Our life finance segment operating income decreased $11.5 million, primarily caused by decreased agency fee income and origination fee income. These declines were directly related to a reduction in the number of otherwise viable premium finance transactions that we could complete as we funded only 97 loans during the year ended December 31, 2010, a 50% decrease compared to the 194 funded during the year ended 2009. This reduction in the number of loans originated was caused by increased financing costs and stricter coverage limitations provided by our lender protection insurer. As a result, we experienced a decrease in agency fee income of $16.0 million, or 61%, and a decrease in origination fee income of $9.9 million, or 33%. These decreases were partially offset by an increase in the unrealized change in fair value of investments of $10.2 million, a decrease in interest expense of $5.6 million and a decrease in SG&A expense of $753,000.

Our results of operations for the year ended December 31, 2010 have been impacted by the execution of a settlement claims agreement, which resulted in a one-time transaction charge of $6.4 million (see below). On September 8, 2010, the lender protection insurance related to our credit facility with Ableco Finance, LLC (“Ableco”) was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million. We used approximately $64.0 million of the settlement proceeds to pay off the credit facility with Ableco in full and the remainder was used to pay off almost all of the amounts borrowed under the grid promissory note in favor of CTL Holdings, LLC. As a result of this settlement transaction, our subsidiary, Imperial PFC Financing, LLC, a special purpose entity, agreed to reimburse the lender protection insurer for certain loss payments and related expenses by remitting to the lender protection insurer all amounts received in the future in connection with the related premium finance loans issued through the Ableco credit facility and the life insurance policies collateralizing those loans until such time as the lender protection insurer has been reimbursed in full in respect of its loss payments and related expenses.

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

Amortization of deferred costs increased to $24.5 million during the year ended December 31, 2010 as compared to $18.3 million for the year ended December 31, 2009, an increase of $6.2 million, or 34%, due to the settlement claims agreement described above. In total, lender protection insurance related costs accounted for $20.7 million and $16.0 million of total amortization of deferred costs during the years ended December 31, 2010 and 2009, respectively.

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

Life Finance Business

Our results of operations for our life segment for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Life finance
Income
Agency fee income	$6,470	$10,146	$26,114
Interest income	7,751	18,326	20,271
Origination fee income	6,480	19,938	29,853
Gain on forgiveness of debt	5,023	7,599	16,410
Unrealized change in fair value of life settlements	570	10,156	0
Gain on sale of life settlements	5	1,951	—
Change in equity investments		(1,284)	—
Servicing fee income	1,814	403	—
Gain on maturities of life settlements with subrogation rights, net	3,188	—	—
Other	198	131	0

	31,499	67,366	92,648

Direct segment expenses
Interest expense	8,229	24,388	28,466
Provision for losses on loan receivables	7,589	4,476	9,830
Loss on loan payoffs and settlements, net	3,837	4,981	12,058
Amortization of deferred costs	6,076	24,465	18,339
SG&A expense	13,218	10,324	13,742

	38,949	68,634	82,435

Segment operating (loss) income	$(7,450)	$(1,268)	$10,213

2011 Compared to 2010

Income

Agency Fee Income. Agency fee income was $6.5 million for the year ended December 31, 2011 compared to $10.1 million for the year ended December 31, 2010, a decrease of $3.6 million, or 36%. Agency fee income is earned solely as a function of originating loans. We funded 55 loans during the year ended December 31, 2011, a 43% decrease compared to the 97 loans funded during the year ended December 31, 2010 under credit facilities with lender protection insurance. The Company began originating loans using equity capital instead of debt in late February 2011 after the completion of our initial public offering. As a result of the voluntary termination of our premium finance business, we will not receive any revenue from agency fees in 2012 and beyond, and Imperial Life and Annuity has begun to voluntarily surrender its insurance agency licenses.

Agency fees as a percentage of the principal balance of the loans originated during each period was as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Principal balance of loans originated	$18,385	$20,536
Number of transactions originated	55	97
Agency fees	$6,470	$10,146
Agency fees as a percentage of the principal balance of loans originated	35.2%	48.8%

Interest Income. Interest income was $7.8 million for the year ended December 31, 2011 compared to $18.3 million for the year ended December 31, 2010, a decrease of $10.5 million, or 57%. During the years ended December 31, 2011 and December 31, 2010, the Company originated 55 and 97 loans respectively. Interest income declined as the balance of loans receivable, net decreased from $90.0 million as of December 31, 2010 to $29.4 million as of December 31, 2011 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of December 31, 2011 and 2010 was 12.3% and 11.4%, respectively. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was $6.5 million for the year ended December 31, 2011, compared to $19.9 million for the year ended December 31, 2010, a decrease of $13.4 million, or 68%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC provider. Origination fees as a percentage of the principal balance of the loans originated was 25.0% during the year ended December 31, 2011 compared to 41.5% for the year ended December 31, 2010. As a result of the voluntary termination of our premium finance business, we will cease accruing origination fee income once our outstanding premium finance loans mature.

Gain on Forgiveness of Debt. Gain on forgiveness of debt was $5.0 million for the year ended December 31 2011 compared to $7.6 million for the year ended December 31, 2010, a decrease of $2.6 million, or 34%. These gains arise out of a settlement agreement with Acorn Capital. Zero loans out of 119 loans financed in the Acorn facility remained outstanding as of December 31, 2011. The gains were largely offset by a loss on loan payoffs, net related to Acorn loans of $4.1 million and $5.5 million during the year ended December 31, 2011, and 2010, respectively.

Unrealized Change in Fair Value of Life Settlements. Unrealized change in fair value of life settlements was a gain of approximately $570,000 for the year ended December 31, 2011 compared to $10.2 million for the year ended December 31, 2010. The change in fair value is included in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations. At December 31, 2011, the Company considered the discount rate based on information that was then available and further adjusted discount rates, resulting in a weighted average discount rate of 24.31%.

Servicing Fee Income. Servicing income was $1.8 million for the year ended December 31, 2011 compared to $403,000 for the year ended December 31, 2010. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010.

Gain on Maturities of Life Settlements with Subrogation Rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company has not collected the $10.0 million death benefit under this policy as of December 31, 2011. The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expenses of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In 2012, the Company negotiated a settlement in respect of the larger policy and, in accordance with ASC 450, the Company expects to recognize death benefits, net of subrogation expenses on the larger policy in the second quarter of 2012. See Note 26—Subsequent Events. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

Expenses

Interest Expense. Interest expense was $8.2 million for the year ended December 31, 2011 compared to $24.4 million for the year ended December 31, 2010, a decrease of $16.2 million, or 66%. The decrease in interest expense is due to a decline in notes payable from $89.2 million as of December 31, 2010 to $19.3 million as of December 31, 2011, a decrease of $69.9 million, or 78%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was $7.6 million for the year ended December 31, 2011 compared to $4.5 million for the year ended December 31, 2010, an increase of $3.1 million. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. For 2011, the provision for losses on loans receivable increased in the latter half of the year as a result of the decline in the estimated fair value of the collateral due to the higher discount rate we applied in the fair value model. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements.

Loss on Loan Payoffs and Settlements, Net. Loss on loan payoffs and settlements, net, was $3.8 million for the year ended December 31, 2011 compared to $5.0 million for the year ended December 31, 2010, a decrease of $1.2 million, or 23%. In the year ended December 31, 2011, we wrote off 15 loans compared to 22 loans written off in the year ended December 31, 2010, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of approximately $772,000 and a $500,000 for the years ended December 31, 2011 and 2010, respectively.

Amortization of Deferred Costs. Amortization of deferred costs was $6.1 million during the year ended December 31, 2011 as compared to $24.5 million for the year ended December 31, 2010, a decrease of $18.4 million, or 75%. Lender protection insurance related costs accounted for $4.9 million and $20.7 million of total amortization of deferred costs during the years ended December 31, 2011 and 2010, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and 91 loans with lender protection insurance remained outstanding as of December 31, 2011. Only $1.1 million of lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.2 million for the year ended December 31, 2011 compared to $10.3 million for the year ended December 31, 2010, an increase of $2.9 million or 28%. This increase was due primarily to an increase in personnel expenses of $500,000 due to hiring additional employees throughout 2011, $1.1 million in stock-based compensation and employee bonuses in connection with our IPO in 2011 and expenses related to a work-force reduction at the end of 2011 and an increase in legal fees of $1.1 million.

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

	Year Ended December 31,
	2011	2010
30 days or less from loan funding	$—	$559
31 – 60 days from loan funding	—	—
61 – 90 days from loan funding	—	—
91 – 120 days from loan funding	—	—
Over 120 days from loan funding	260	207

Total	$260	$766
Allowance for doubtful accounts	(260)	(205)

Agency fees receivable, net	$—	$561

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the years ended December 31, 2011 and 2010 is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$205	$120
Provision for bad debts	82	85
Write-offs	(27)	—

Balance at end of period	$260	$205

The allowance for doubtful accounts for past due agency fees as of December 31, 2011 was $260,000 as compared to $205,000 as of December 31, 2010. Throughout 2011, we continued to evaluate the collectability of agency fee receivables and recorded approximately $82,000 in bad debt expense during the year ended December 31, 2011.

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

Unrealized Change in Fair Value of Life Settlements. Unrealized change in fair value of life settlements was $10.2 million for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009. During the period, we acquired life insurance policies that were relinquished to us upon default of loans secured by such policies. We also acquired life insurance policies directly from third parties. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. We recorded unrealized change in fair value gains of approximately $10.2 million for the year ended December 31, 2010 due primarily to the evaluation of the fair value of these policies at the end of the reporting period. In several instances there were increases in fair value due to declines in life expectancies of the insured.

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

	Year Ended December 31,
	2010	2009
30 days or less from loan funding	$559	$2,018
31 – 60 days from loan funding	—	—
61 – 90 days from loan funding	—	32
91 – 120 days from loan funding	—	214
Over 120 days from loan funding	207	21

Total	$766	$2,285
Allowance for doubtful accounts	(205)	(120)

Agency fees receivable, net	$561	$2,165

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

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Structured settlements
Income
Realized gain on sale of structured settlements	$5,817	$6,595	$2,684
Interest income	553	334	1,212
Unrealized change in fair value of structured settlements	5,302	2,477	—
Servicing fee income	—	11	—
Other income	261	113	71

	11,933	9,530	3,967

Direct segment expenses
SG&A expense	21,951	13,066	9,475

Segment operating (loss) income	$(10,018)	$(3,536)	$(5,508)

2011 Compared to 2010

Income

Interest Income. Interest income was $553,000 for year ended December 31, 2011 compared to $334,000 for the year ended December 31, 2010, an increase of $219,000.

Realized Gain on Sale of Structured Settlements. Realized gain on sale of structured settlements was $5.8 million for the year ended December 31, 2011 compared to $6.6 million for the year ended December 31, 2010. During the year ended December 31, 2011, we sold 601 of structured settlements for a gain of $5.8 million. During the year ended December 31, 2010, we sold 630 structured settlements for a gain of $6.6 million. Included in these 2010 results was a portfolio purchase and sale of 131 transactions that resulted in a gain of $64,000.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $5.3 million for the year ended December 31, 2011 compared to $2.5 million for the same period in 2010. At December 31, 2011 we had 288 structured receivables on our balance sheet compared with 84 structured settlement receivables on our balance sheet as of December 30, 2010. The large increase was due to the Company’s inability to finance these receivables in the dedicated financing facility. See “—Liquidity and Capital Resources—Financing Arrangements Summary.” As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses $22.0 million for the year ended December 31, 2011 compared to $13.1 million for the year ended December 31, 2010, an increase $8.9 million or 68%. This increase was due in part to an increase in personnel expenses of 5.8 million due to due to hiring additional employees throughout 2011 and stock-based compensation and employee bonuses in connection with our IPO in 2011. In addition, we recorded additional indirect variable expenses associated with the increase in the number of structured settlements originated during the period, including an increase in advertising of $1.2 million, an increase in legal expenses $804,000, an increase in office supplies, and professional fees in the aggregate amount of approximately $512,000 and a net increase in other expenses of approximately $600,000.

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

Unrealized change in fair value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $2.5 million for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record newly-acquired structured settlements at fair value. For the six months ended December 31, 2010, changes in the fair value of structured settlements resulted in income of $2.5 million.

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

Liquidity and Capital Resources

Historically, we have funded operations primarily from cash flows from operations and various forms of debt financing insured by LPIC. In February 2011, we completed our initial public offering of common stock and received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses. We intended to use approximately $130.0 million of the net proceeds in our life finance segment and up to $20.0 million in our structured settlement activities. We further intended to use the remaining proceeds for general corporate purposes. During the year ended December 31, 2011, the Company invested approximately $128.0 million of the cash proceeds it received from its initial public offering in an investment portfolio consisting of investment grade fixed income securities and short-term marketable securities, pending deployment for purchases of life insurance policies and payments of premium. As of December 31, 2011, the investment portfolio was comprised of approximately $57.2 million fixed income investments. In addition, the Company had approximately $16.3 million of cash and cash equivalents as of December 31, 2011. See Note 26, Subsequent Events to our Audited Consolidated and Combined Financial Statements.

We anticipate that our liquidity needs for years 2012 and 2013 will be in excess of the amounts previously budgeted by the Company as a result of the USAO Investigation, the SEC Investigation and related shareholder litigation. In particular, we believe we will continue to spend significant amounts on legal matters related to the SEC investigation, shareholder litigation and other potential claims over the next year, and possibly beyond. These costs in the aggregate are likely to exceed the limits of our insurance coverage for such matters, which coverage is currently being contested by our primary D&O carrier. We expect to meet our liquidity needs for the next year primarily through cash and other short term cash on hand and, to a lesser extent, through cash flows from sales and financings of structured settlements. We intend to reduce our purchases of life settlements in an effort to conserve capital and may also seek additional debt or equity financing and/or opportunistically sell certain life insurance policies in our portfolio from time to time. In addition, in connection with the Non-Prosecution Agreement, we have ceased originating new premium finance loans. We expect debt maturities to be covered by cash receipts from LPIC claims as discussed further below, and we do not currently have any material planned capital expenditures.

We estimate that we will need to pay $24.1 million in premiums to keep our current portfolio of life insurance policies in force through 2012 and an additional $24.6 million to keep the portfolio in force through 2013. As of December 31, 2011, we had approximately $75.1 million of cash, cash equivalents, and marketable securities including $691,000 of restricted cash. As of June 30, 2012, we had approximately $51.2 million of cash and cash equivalents, and marketable securities including $1.0 million of restricted cash. Additionally, we have not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). We expect the lack of mortalities of insureds to continue at least through 2012. We have sufficient cash and cash equivalents to pay the premiums necessary to keep the life insurance policies that we own in force and our operating expenses through at least 2012 although we will need to proactively manage our cash in advance of any liquidity shortfall. Based on our current internal forecast, we do not anticipate a liquidity shortfall prior to the third quarter of 2013. However, if we do not begin to experience mortalities and collect the related death benefits in a timely manner prior to that time, we will likely need to seek additional capital to pay the premiums, by means of debt or equity financing or the sale of some of the policies that we own. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies, and/or, under certain scenarios, lapse or sell certain of our policies or some combination of the above. The lapsing of policies, if any, would create losses as the assets would written down to zero.

Financing Arrangements Summary

We had the following debt outstanding as of December 31, 2011, which includes both the credit facilities used in our life finance segment as well as the promissory notes which are general corporate debt (in thousands):

	Outstanding Principal	Accrued Interest	Total Principal and Interest
Credit Facilities:
Cedar Lane	19,104	5,400	24,504
Other	173	105	278

Total	$19,277	$5,505	$24,782

As of December 31, 2011, we had total debt outstanding of $19.3 million. This debt is collateralized by life insurance policies with lender protection insurance underlying premium finance loans that we have assigned, or in which we have sold participations rights, to our special purpose entities. For the Cedar Lane facility, we have guaranteed 5% of the applicable special purpose entity’s obligations. Our chief executive officer and our former chief operating officer made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support, but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our chief executive officer and our former chief operating officer for such non-financial performance reasons, then our indemnification obligations to our chief executive officer and our former chief operating officer may require us to indemnify them for losses they may incur under these guaranties.

We expect the lender protection insurance, subject to its terms and conditions, to ensure liquidity at the time of loan maturity and, therefore, we do not anticipate significant, if any, additional cash outflows at the time of debt maturities in excess of the amounts to be received by the loan payoffs or lender protection insurance claims.

The following table summarizes the maturities of principal and interest outstanding as of December 31, 2011 for our credit facilities used to fund premium finance loans (dollars in thousands):

Credit Facilities:	Weighted Average Interst Rate	Year Ending 12/31/2012	Year Ending 12/31/2013
Other	20.1%	277	—
Cedar Lane	15.6%	24,408	96

Totals		$24,685	$96

Weighted average interest rate		15.7%	15.6%

The material terms of certain of our funding agreements are described below.

Premium Finance Credit Facility

Cedar Lane Capital LLC Facility. On March 12, 2010, Imperial PFC Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into an amended and restated financing agreement with Cedar Lane Capital, LLC, to enable Imperial PFC Financing II, LLC to purchase premium finance loans originated by us or participation interests therein. The financing agreement provides for a $15.0 million multi-draw term loan commitment. The term loan commitment is for a 1-year term and the borrowings bear an annual interest rate of 14.0%, 15.0% or 16.0%, depending on the tranche of loans as designated by Cedar Lane Capital, LLC and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. In addition, the obligations of Imperial PFC Financing II, LLC have been guaranteed by Imperial Premium Finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us except to the extent of Imperial Premium Finance, LLC’s equity interest in Imperial PFC Financing II, LLC. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010. As a result, we ceased borrowing under the Cedar Lane facility after December 31, 2010.

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

Structured Settlement Financing Arrangements

8.39% Fixed Rate Asset Backed Variable Funding Notes. We formed Imperial Settlements Funding (“ISF”) as a subsidiary of Washington Square Financial, LLC (“WSF”) to serve as a special purpose financing entity to allow us to borrow against certain of our structured settlements and assignable annuities, which we refer to as receivables, to provide us liquidity. On September 24, 2010, we entered into an arrangement to provide us up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd., or the noteholder, became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Notes issued under a master trust indenture and related indenture supplement, or the indenture, pursuant to which the noteholder has committed to advance up to $50 million upon the terms and conditions set forth in the indenture. The note is secured by the receivables that ISF 2010 acquires from Washington Square from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee.

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

During the quarter ended 2011, the Company suspended financing under this agreement but resumed financing in 2012.

The Life-contingent Structured Settlement Facility. On April 12, 2011, the Company entered into a financing arrangement for the acquisition of life-contingent structured settlement receivables. The Company’s direct wholly-owned subsidiary, WSF, entered into a purchase agreement to sell up to $40.0 million of structured settlement receivables to its wholly owned special purpose vehicle, Contingent Settlements I, LLC (“CSI”). Through a trust agreement, CSI agreed to sell the life-contingent structured settlement receivables sold to it under the purchase agreement with WSF into a statutory trust that would issue a Class A Note and a residual interest certificate to Beacon Annuity Fund (“Beacon”) and CSI, respectively. Beacon agreed, subject to certain customary funding conditions, to advance up to $40.0 million under its Class A Note, which would entitle Beacon to, among other things, the first 17 years of payments under the life-contingent structured settlement receivables, from the date such receivables are sold into the trust. Beacon committed to purchase the receivables and make advances under the Class A Note for one year absent the occurrence of certain events of default. In the fourth quarter of 2011, the Company ceased financing life-contingent structured settlement receivables under this facility and, on December 30, 2011, entered into an Omnibus Termination Agreement with Beacon and certain other parties to terminate the facility.

On the same day the Omnibus Termination Agreement was executed, December 30, 2011, WSF entered into a forward purchase and sale agreement (“PSA”) to sell up to $40.0 million of life-contingent structured settlement receivables to Compass Settlements, LLC (“Compass”), an entity managed by Beacon. Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $5.0 million, up to $40.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twenty-four months, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company agreed to guaranty WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations.

Premium Finance Loan Maturities

The following table summarizes the maturities of our premium finance loans outstanding as of December 31, 2011 (dollars in thousands):

	Year Ending 12/31/2012	Year Ending 12/31/2013	Year Ending 12/31/2014
Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$34,696	$5,187	$—
Weighted average per annum interest rate	11.9%	13.8%	0.0%
Per annum origination fee as a percentage of the principal balance of the loan at origination	19.3%	12.2%	0.0%

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(46,362)	$(27,796)	$(12,631)
Investing activities	(92,542)	102,956	(29,316)
Financing activities	140,935	(76,827)	50,193

Increase (decrease) in cash and cash equivalents	$2,031	$(1,667)	$8,246

Operating Activities

Net cash used in operating activities for the year ended December 31, 2011 was $46.4 million, an increase of $18.6 million from $27.8 million of cash used in operation activities in 2010. The increase was primarily due to a decrease of a $3.1 million in the collection of agency fees, an increase of $3.6 million in payroll and related costs and an $11.9 million increase in legal fees due to the USAO Investigation and other expenses during the period.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $92.5 million, an increase of $195.5 million from $103.0 million of cash provided in investing activities for the year ended December 31, 2010. The increase was primarily due to a $128.0 million increase in purchases of investment securities available-for-sale, a $77.1 million decrease in cash proceeds from loan payoffs and lender protection insurance claims received in advance, a $49.2 million increase in purchases of life insurance policies, and a $15.6 million increase in premiums paid on investments in life settlements, offset by a $69.5 million increase in proceeds from the sale and repayment of investment securities available-for-sale and a decrease of $6.0 million in originations of loans receivable during the period.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $140.9 million, an increase of $217.8 million from $76.8 million of cash used in investing activities for the year ended December 31, 2010. The increase was primarily due to an increase of $174.2 million in proceeds from our initial public offering, net of offering costs and a $93.2 million decrease in cash used in the repayment of borrowings from affiliates offset by a $45.7 million decrease in borrowings under credit facilities and from affiliates during the year ended December 31, 2011.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Credit facilities(1)	$19,277	$3,920	$15,357	$—	$—
Expected interest payments(2)	5,505	1,103	4,402	—	—
Operating leases	1,494	528	966	—	—
Estimated tax payments for uncertain tax positions	6,295	—	6,295	—	—

Total	$32,571	$5,551	$27,020	$—	$—

(1)	Credit facilities include principal outstanding related to facilities that were used to fund premium finance loans.
(2)	Expected interest payments are calculated based on outstanding balances of our credit facilities as of December 31, 2011 and assumes repayment of principal and interest at the maturity date of the related premium finance loan, which may be prior to the final maturity of the credit facility.

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

Off-Balance Sheet Arrangements

Except as described below in “—Subrogation Rights, Net,” there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Subrogation Rights, Net

As described above in “—Critical Accounting Policies—Gain on Maturities of Life Settlements with Subrogation Rights, Net,” the Company considers policies that it acquired as a result of borrower default as contingent assets and does not include those policies in the amount of life settlement policies on its consolidated and combined balance sheet. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company had not collected the $10.0 million death benefit under this policy as of December 31, 2011. The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized the collection of the $3.5 million death benefit net of subrogation expenses of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In accordance with ASC 450, the Company will recognize death benefits, net of subrogation expenses on the larger policy in the second quarter of 2012. The Company believes these contingent gains to be unpredictable because the lender protection insurer can discontinue paying the premiums necessary to keep policies subject to subrogation and salvage claims in force at any time and the amount of the lender protection insurer’s subrogation and salvage claim on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk.

Credit Risk

In our life finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that have a credit rating of at least ““A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At December 31, 2011, all of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “A+” to “BBB-”) by Standard & Poor’s, and we owned 7 policies issued by a carrier rated below investment grade.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	December 31,
	2011	2010	2009
Percentage of total number of loans outstanding with lender protection insurance	65.9%	93.9%	91.2%
Percentage of total loans receivable, net balance covered by lender protection insurance	70.1%	94.1%	93.7%

For the loans that had lender protection insurance and that matured during the years ended December 31, 2011 and December 31, 2010, the lender protection insurance claims paid to us were 94.7 % and 95.5%, respectively, of the contractual amount of the insured loans.

Our premium finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit of the collateral and 10% of outstanding loan balance as of December 31, 2011:

Carrier	Percentage of Total Outstanding Loan Balance	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	17.2%	13.4%	A2	AA-
ReliaStar Life Insurance Company	17.1%	18.6%	A2	A
Sun Life Assurance Company of Canada	16.8%	23.2%	Aa3	AA-

As of December 31, 2011, our lender protection insurer, Lexington, had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of December 31, 2011:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	15.8%	14.4%	A2	AA-
AXA Equitable Life Insurance Company	14.6%	15.7%	Aa3	AA-

In our structured settlements segment, credit risk consists of the potential loss arising principally from adverse changes in the financial condition of the issuers of the annuities that arise from a structured settlement. Although certain purchasers of structured settlements may require higher credit ratings, we manage our credit risk related to the obligors of our structured settlements by generally requiring that they have a credit rating of “A-” or better by Standard & Poor’s. The risk of default in our structured settlement portfolio is mitigated by the relatively short period of time that we hold structured settlements as investments. We have not experienced any credit losses in this segment and we believe such risk is minimal.

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

As of December 31, 2011, we owned investments in life settlements in the amount of $90.9 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life insurance policies, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life insurance policies due to normal changes in interest rates as a material risk.

In our structured settlements segment, our profitability is affected by levels of and fluctuations in interest rates. Such profitability is largely determined by the difference between the discount rate at which we purchase the structured settlements and the discount rate at which we can resell these assets or the interest rate at which we can finance those assets. Structured settlements are purchased at effective yields which are fixed, while rates at which structured settlements are sold, with the exception of forward purchase arrangements, are generally a function of the prevailing market rates for short-term borrowings. As a result, increases in prevailing market interest rates after structured settlements are acquired could have an adverse effect on our yield on structured settlement transactions.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

As previously disclosed on the Company’s Forms 12b-25, filed on March 19, 2012, May 14, 2012 and August 13, 2012, the Company has been delayed in filing this Form 10-K for the year ended December 31, 2011 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 because it was unable to value the premium finance loans on its balance sheet and certain life insurance policies that it owns in light of USAO Investigation. The Company’s management believes that the failure to timely file the required reports stems from the challenge of establishing an appropriate discount rate with which to value the Company’s Level 3 assets in light of the substantial uncertainty generated by the USAO Investigation and related matters, rather than from ineffective disclosure controls and procedures. The Company’s chief executive officer and chief financial officer considered the failure to timely file the Form 10-K and Forms 10-Q when assessing the effectiveness of the Company’s disclosure controls and procedure. Because the delay was not a result of a deficiency in the Company’s disclosure controls and procedures and no material weaknesses in internal controls over financial reporting were reported, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective notwithstanding the delayed filings.

Management’s Report on Internal Control Over Financial Reporting

Management of Imperial Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1987. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below provides information about our current directors and executive officers. Each director serves for a one-year term and until their successors are elected and qualified. Executive officers serve at the request of our board of directors.

Name	Age	Position
Antony Mitchell	47	Chief Executive Officer and Director
Richard O’Connell, Jr	54	Chief Financial Officer and Chief Credit Officer
Miriam Martinez	56	Senior Vice President of Finance and Operations
Michael Altschuler	35	General Counsel and Secretary
Phillip Goldstein	67	Chairman of the Board
David A. Buzen	53	Director
Michael Crow	50	Director
Robert Rosenberg	67	Director
Andrew Dakos	46	Director
Gerald Hellerman	74	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers, as well as certain specific experiences, qualifications and skills that led to the board of directors’ conclusion that each of the directors set forth below is qualified to serve as a director.

Antony Mitchell

Antony Mitchell has served as our Chief Executive Officer since February of 2007 and prior to August 14, 2012, also served as our chairman He has 17 years of experience in the financial industry. From 2001 to January 2007, Mr. Mitchell was Chief Operating Officer and Executive Director of Peach Holdings, Inc., a holding company which, through its subsidiaries, was a provider of specialty factoring services. Mr. Mitchell was also a co-founder of Singer Asset Finance Company, LLC (a subsidiary of Enhance Financial Services Group Inc.) in 1993, which was involved in acquiring insurance policies, structured settlements and other types of receivables. From June 2009 to November 2009, Mr. Mitchell was the Chair of the Board of Polaris Geothermal, Inc., which focuses on the generation of renewable energy projects. Since 2007, Mr. Mitchell has served as a director (being appointed Executive Chair of the Board of Directors in 2010) of Ram Power, a renewable energy company listed on the Toronto Stock Exchange. Mr. Mitchell’s qualifications to serve on our board include his knowledge of our company and the specialty finance industry and his years of leadership at our company.

Richard O’Connell, Jr.

Richard O’Connell has served as our Chief Financial Officer since April 2010 and Chief Credit Officer since January 2010. From January 2006 through December 2009, Mr. O’Connell was Chief Financial Officer of RapidAdvance, LLC, a specialty finance company. From January 2002 through September 2005 he served as Chief Operating Officer of Insurent Agency Corporation, a provider of tenant rent guaranties to apartment REITs. From March 2000 to December 2001, Mr. O’Connell acted as Securitization Consultant to the Industrial Bank of Japan. From January 1999 to January 2000, Mr. O’Connell served as president of Telomere Capital, LLC, a life settlement company. From December 1988 through 1998 he served in various senior capacities for Enhance Financial Services Group Inc., including as President and Chief Operating Officer of Singer Asset Finance Company from 1995-1998 and Senior Vice President and Treasurer of Enhance Financial Services Group Inc. from 1989 through 1996.

Miriam Martinez

Miriam Martinez, has served as our Senior Vice President of Finance and Operations since September 2010. She primarily oversees the day to day financial, accounting and human resource activities of the company. Ms. Martinez joined Imperial in September 2010 prior to our initial public offering. From the period of 2006 to February 2010, Ms. Martinez served as Regional President and CFO of Qimonda N.A. a US subsidiary of a German Memory chip manufacturer. From 2000 to 2006 Ms. Martinez was CFO Infineon N.A. a US subsidiary of a German—based global semiconductor company. Ms. Martinez has also held executive positions at Siemens and White Oak Semiconductor, a joint venture between Siemens and Motorola. Ms. Martinez has a Bachelor of Accounting from Pace University and a MBA from Nova University. She has also completed the Siemens Executive MBA Program with Duke University.

Michael Altschuler

Michael Altschuler joined Imperial in December of 2010 and was named General Counsel in April of 2011. From 2007-2010, Mr. Altschuler was Director & Counsel at UBS Investment Bank where he had legal responsibility for high-yield originations and bridge lending. Prior to UBS, Mr. Altschuler was associated with the law firm of Latham & Watkins LLP. Mr. Altschuler earned his juris doctor from Columbia Law School where he was a Harlan Fiske Stone Scholar.

David A. Buzen

David Buzen became a member of our board of directors in February 2011 immediately prior to our initial public offering. Mr. Buzen is the President and Chief Financial Officer of CIFG Holding Inc., an international financial guaranty insurance group, which he joined in August 2009. From April 2007 through August 2009, prior to joining CIFG Holding Inc., Mr. Buzen was the Chief Financial Officer of Churchill Financial LLC, a commercial finance and asset management company which provides senior and subordinate financing to middle market companies. From April 2005 through April 2007, he was a Managing Director of the New York branch of Depfa Bank plc., a public finance bank which in October 2007 became a wholly-owned subsidiary of Hypo Real Estate Bank. Mr. Buzen serves as Chairman of the Business School Dean’s Advisory Board and a member of the Advisory Council for the Center for Financial Markets Regulation at the University of Albany. We believe that Mr. Buzen is qualified to serve on our board of directors because of his long-term experience in the financial guaranty insurance industry.

Michael Crow

Michael Crow became a member of our board of directors upon the consummation of our recent offering. Mr. Crow is President and Chief Executive Officer of Ability Reinsurance (Bermuda) Limited, a life reinsurance company he founded in 2007 concentrating on long-term care and disability reinsurance. From June 2008 to October 2011, Mr. Crow had also served as Vice President of Proverian Capital which underwrites life settlements. From June 1998 to March 2003, Mr. Crow served as Vice President and Senior Vice President at Centre Group in Hamilton, Bermuda, with respect to its life reinsurance and life settlement business and continued until May 2005 as an actuarial consultant advising Centre Group. Mr. Crow was selected to serve on our board of directors because of his experience in the life insurance and life settlement industry as well as his prior work as an actuarial consultant.

Andrew Dakos

Mr. Dakos became a member of our board of directors in August 2012. In 2001, Mr. Dakos joined what is now Bulldog Investors, a value oriented group of private investment funds that invest primarily in closed-end funds, small cap operating companies, special purpose acquisition companies, and special situations. Mr. Dakos is currently the President and a director of Special Opportunities Fund and serves as a director of the Mexico Equity & Income Fund and Brantley Capital Corporation. He also serves as a director of UVitec Printing Ink,

Inc., a privately held manufacturing company. Mr. Dakos graduated from the University of Delaware in 1988 with a BS in Business Administration, Finance concentration. On October 17, 2007, the Secretary of the Commonwealth of Massachusetts concluded an enforcement action by issuing a permanent “obey the law” injunction and fining Mr. Dakos and certain related parties $25,000 for operating a non-password protected open website containing information about certain unregistered investments and sending an e-mail about such investments to a Massachusetts resident who requested information. In light of the passage of the JOBS Act in April 2012, which permits the conduct giving rise to the enforcement action, Mr. Dakos and the other parties submitted a motion to the Secretary of the Commonwealth of Massachusetts to vacate his order. We believe that Mr. Dakos is qualified to serve on our board of directors because of his broad business experience.

Phillip Goldstein

Mr. Goldstein became a member of our board of directors in August 2012. In December 1992, after working twenty-five years as a civil engineer for the City of New York, Phillip Goldstein co-founded what is now Bulldog Investors, a value oriented group of private investment funds that invest primarily in closed-end funds, small cap operating companies, special purpose acquisition companies, and special situations. Mr. Goldstein has served as a director of a number of closed-end funds and is currently a director of the Mexico Equity & Income Fund, ASA Ltd., Special Opportunities Fund, MVC Capital and Brantley Capital Corporation. Mr. Goldstein has a Bachelor of Engineering degree from the University of Southern California in 1966 and a Master of Engineering degree from C.C.N.Y in 1968. On October 17, 2007, the Secretary of the Commonwealth of Massachusetts concluded an enforcement action by issuing a permanent “obey the law” injunction and fining Mr. Goldstein and certain related parties $25,000 for operating a non-password protected open website containing information about certain unregistered investments and sending an e-mail about such investments to a Massachusetts resident who requested information. In light of the passage of the JOBS Act in April 2012, which permits the conduct giving rise to the enforcement action, Mr. Goldstein and the other parties submitted a motion to the Secretary of the Commonwealth of Massachusetts to vacate his order. We believe that Mr. Goldstein is qualified to serve on our board of directors because of his long and varied experience in strategic investments.

Gerald Hellerman

Mr. Hellerman became a member of our board of directors in August 2012. Mr. Hellerman owns and has served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, since the firm’s inception in 1993. Mr. Hellerman currently serves as a director and chairman of the Audit Committee for MVC Capital, Inc., as director, chief financial officer and chief compliance officer for The Mexico Equity and Income Fund, Inc., as director, chief financial officer and chief compliance officer for Special Opportunities Fund, Inc.,as director for Ironsides Partners Opportunity Offshore Fund Ltd; and as director of Brantley Capital Corporation. Mr. Hellerman also served as a financial analyst and later as a branch chief with the U.S. Securities & Exchange Commission over a ten-year period, as Special Financial Advisor to the U.S. Senate Subcommittee on Antitrust and Monopoly for four years, and as the Chief Financial Analyst of the Antitrust Division of the U.S. Department of Justice for 17 years. Mr. Hellerman has a Bachelor of Arts, Economics, and an M.B.A., Finance concentration, from the University of Massachusetts. We believe that Mr. Hellerman is qualified to serve on our board of directors because of his financial expertise, broad business experience and his experience as a director of numerous other companies.

Robert Rosenberg

Mr. Robert Rosenberg became a member of our board of directors upon the consummation of our recent initial public offering. From April 2003 to the present, Mr. Rosenberg has been President, Chief Executive Officer, Chief Financial Officer and a director of Insurent Agency Corporation and President and a director of its sister company, RS Reinsurance, both of which are subsidiaries of RS Holdings Corp., a Bahamas-based holding company in which Mr. Rosenberg is a shareholder and director. From March 2001 to March 2003, prior to his involvement with RS Holdings Corp., Mr. Rosenberg was Chief Financial Officer and Executive Vice President of Firebrand Financial Group, Inc., a company listed on the Over-the-Counter Bulletin Board, which provides investment banking, merchant banking, securities brokerage and asset services. From 1986 to 1997, Mr. Rosenberg served as Executive Vice President (Senior Vice President until 1990) and Chief Financial Officer of Enhance Financial Services Group Inc., a New York Stock Exchange listed company providing financial guaranty insurance and reinsurance. Mr. Rosenberg was selected to serve on our board of directors because of his prior business experience, including his experience as a chief financial officer of a public company.

Board Composition

We are managed under the direction of our board of directors, which currently consist of seven directors. Our board has determined that Messrs. Buzen, Crow, Rosenberg, Dakos, Goldstein and Hellerman are independent directors under the applicable rules of the New York Stock Exchange, and that the members of our Audit Committee are “independent” as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. There are no family relationships among any of our current directors or executive officers.

Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics for all of our directors, officers and employees is available on our website (www.imperial.com) and upon written request by our shareholders at no cost. The Code of Business Conduct and Ethics establishes policies pertaining to, among other things, conflicts of interest, fair dealing, protection of confidential information, protection and proper use of company assets, compliance with all laws, regulations and rules and reporting of any illegal or unethical behavior. Any material waiver or changes to the policies or procedures set forth in the Code of Business Conduct and Ethics in the case of officers or directors may be granted only by our board of directors and will be disclosed on our website within four business days.

Number of Directors; Removal; Vacancies

Our bylaws provide that the number of directors shall be fixed from time to time by our board of directors. Our articles of incorporation provide that the board shall consist of at least three and no more than fifteen members. Each director serves a one-year term. Pursuant to our bylaws, each director serves until such director’s successor is elected and qualified or until such director’s earlier death, resignation, disqualification or removal. Our bylaws also provide that any director may be removed with or without cause, at any meeting of shareholders called for that purpose, by the affirmative vote of 66 2/3% of the holders entitled to vote for the election of directors.

Our bylaws further provide that vacancies and newly created directorships in our board may be filled by an affirmative vote of the majority of the directors then in office, although less than a quorum, or by the shareholders at a special meeting.

On August 2, 2012, the Board of Directors of the Company appointed Andrew Dakos, Phillip Goldstein and Gerald Hellerman to serve as directors of the Company in connection with a settlement with Opportunity that resulted in Opportunity withdrawing its demand for a special meeting of shareholders, which it had submitted to the Company on May 23, 2012 and agreeing to dismiss its lawsuit to compel an annual meeting of shareholders. In connection with the Settlement, Walter Higgins and A. Penn Wyrough resigned from the Board of Directors.

On August 14, 2012, Antony Mitchell, the Company’s chief executive officer, resigned as Chairman of the Board (but continued as a director and in his role as chief executive officer) and Mr. Goldstein was elected Chairman. Since the roles of Chairman of the Board and chief executive officer are no longer held by the same person, the Board of Directors has not designated a lead director. The committees of the Board of Directors were also reconstituted.

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

Board Committees

Audit Committee. The audit committee consists of Messrs. Hellerman, Buzen, Crow and Rosenberg, with Mr. Hellerman serving as chair. Our board of directors has determined that Messrs. Buzen, Hellerman and Rosenberg are audit committee financial experts as defined under the rules of the SEC and all Audit Committee members are independent under the applicable listing standards of the New York Stock Exchange and applicable rules of the Securities and Exchange Commission. The Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act, oversees our accounting and financial reporting processes and the audits of our financial statements. The functions and responsibilities of the Audit Committee are established in the Audit Committee Charter and include:

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

The charter of the Audit Committee is available on the Investor Relations section of our website at www.imperial.com.

Compensation Committee. The Compensation Committee consists of Messrs. Dakos, Crow, Goldstein and Hellerman with Mr. Dakos serving as chair. The Compensation Committee establishes, administers and reviews our policies, programs and procedures for compensating our executive officers and directors. The functions and responsibilities of the Compensation Committee are established in the Compensation Committee Charter and include:

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

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee consists of Messrs. Goldstein, Crow, Dakos and Hellerman with Mr. Goldstein serving as chair. The functions and responsibilities of the Corporate Governance and Nominating Committee are established in the Corporate Governance and Nominating Committee Charter and include:

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

Special Committee. In connection with the USAO Investigation, the Board of Directors established a special committee on September 28, 2011. The purpose of the special committee was to oversee developments relating to the USAO Investigation and any other government or private proceedings that may commence, conduct an internal investigation of the matters relating to the USAO Investigation and oversee management’s response to the USAO Investigation. The special committee currently consists of Messrs. Dakos, Goldstein and Hellerman and oversees matters relating to the derivative demands made on the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and greater than 10% stockholders file reports of ownership and changes of ownership of common stock with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of copies of Forms 3, 4 or 5 filed by the Company on behalf of its directors and officers or otherwise provided to the Company, the Company believes that during and with respect to the year ended December 31, 2011, its officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This section describes the objectives and components of our 2011 executive compensation program for named executive officers. Our named executive officers for 2011 are:

•	Antony Mitchell, our chief executive officer;

•	Jonathan Neuman, our former president and chief operating officer;

•	Richard O’Connell, our chief financial officer; and,

•	Deborah Benaim, our former senior vice president.

Mr. Neuman resigned from the Company on April 26, 2012, and Ms. Benaim resigned from the Company on May 1, 2011.

This compensation discussion and analysis, as well as the compensation tables and accompanying narratives below, contain forward-looking statements that are based on our current plans and expectations regarding our future compensation. Actual compensation programs that we adopt may differ materially from the programs summarized below.

Executive Summary

As discussed in Item 7 above, during 2011 the Company was involved in the USAO Investigation. The suspension of activities within the premium finance business as well as curtailment of many other business activities during the period of the USAO Investigation severely impacted our annual financial results.

We compensated our named executive officers in 2011 primarily with base salary and awards of stock options generally granted upon the initial public offering of our shares. Pursuant to the terms of his employment agreement, Mr. O’Connell received a $100,000 payment and an increase in salary from $270,000 to $310,000 per year upon the completion of our initial public offering. We also implemented a retention program intended to retain key individuals the Company believes are critical to preserving the existing value and assets of the Company through an extended investigation. Consistent with Company performance, no other incentive compensation or salary increase was granted to any of the Company’s 2011 named executive officers.

Compensation Philosophy

The primary objective of our compensation programs and policies is to attract, retain and motivate executives whose knowledge, skills and performance are critical to our success. We believe that compensation is unique to each individual and should be determined based on discretionary and subjective factors relevant to the particular named executive officer as necessary to attain our compensation objectives. We also believe it is critical to provide executives and key employees with the opportunity to share in the ownership of the Company as a means of providing appropriate and balanced incentives for achievement.

Determination of Compensation Awards

Prior to our 2011 initial public offering, we were a private company with a relatively small number of shareholders. As such, our compensation policies and determinations for named executive officers were generally the product of negotiation between our named executive officers and our chief executive officer and our former chief operating officer, subject to the input of our board of managers when requested. When setting compensation for our named executive officers, our chief executive officer and our former chief operating officer generally considered their own subjective assessments of the Company’s overall performance and the individual performance of the named executive officer, as well as our chief executive officer’s and our former chief operating officer’s experience and general market knowledge regarding compensation of executive officers in comparable positions. Messrs. Mitchell and Neuman had input in setting each named executive officer’s compensation for 2011, including their own, as their compensation was a product of negotiation with our board of managers. No other named executive officer had input in setting any other named executive officer’s compensation.

Immediately following our initial public offering, we established a Compensation Committee of our board of directors, which we refer to as the Committee, with the primary authority to determine and approve the compensation awards available to the Company’s executive officers. During 2011, the Committee was charged with reviewing executive officer compensation policies and practices and making recommendations to the full board of directors to ensure adherence to our compensation philosophies and that the total compensation paid to our named executive officers is fair, reasonable and competitive, taking into account our performance as well as the individual performance, level of expertise and experience of our named executive officers, as determined by the Committee based upon the judgment of its members. In 2012, the Committee assumed full authority for reviewing and establishing the Company’s executive compensation practices and policies. See “Directors, Executive Officers and Corporate Governance—Board Committees—Compensation Committee” elsewhere in this Annual Report for additional information regarding the Committee’s members, its functions and responsibilities.

In making compensation determinations, the Committee considers recommendations from its independent compensation consultant. The Committee also considers the chief executive officer’s assessment of the performance of executive officers other than himself as well as recommendations of the chief executive officer regarding base salaries, annual bonus awards, equity-based incentive awards and other employment terms for executive officers. The Committee evaluates the performance of our executive officers, including the chief executive officer annually, based on the foregoing factors, enterprise-wide financial and non-financial results, individual achievements, leadership and other factors the Committee’s members determine to be appropriate. The chief executive officer generally attends Committee meetings, but is not present during executive sessions of the Committee at which his performance and compensation are discussed. Other members of senior management may also attend meetings at the Committee’s request, for example, to provide reports and information on agenda topics.

Upon completion of our initial public offering, it was the intent of the Committee to establish a new compensation program for executive officers that reflected a pay-for-performance linkage as measured by financial results and share price appreciation. In 2011, the Committee suspended these efforts because of the pending USAO Investigation and implemented a retention-based strategy.

The Company currently has no formal policies requiring officers and directors to own stock of the Company. However, the Committee intends to consider adopting stock ownership guidelines in future periods.

Use of Compensation Consultants

For 2011, the Committee retained Board Advisory LLC as its compensation consultant to provide advice and resources to help refine and execute the overall compensation strategy. Board Advisory LLC reports directly to the Committee, and the Committee has the sole power to terminate or replace and authorize payment of fees to Board Advisory LLC at any time. In 2011, the Committee directed Board Advisory LLC to work with members of our management to obtain information necessary for it to form its recommendations and evaluate management’s recommendations. Board Advisory LLC also met with the Committee during the Committee’s regular meetings, in executive session (where no members of management are present), and with the Committee chair and other members of the Committee outside of the regular meetings. Board Advisory LLC provides no services to and earns no fees from the Company outside of its engagement with the Committee.

As part of its engagement in 2011, Board Advisory LLC was asked to evaluate our performance and compensation against the performance and compensation of similarly situated companies, make recommendations regarding the design of executive incentive compensation plans and employment and change of control agreements and assess compensation for the executive officers and non-employee directors. This work, however, was suspended because of the USAO Investigation.

Compensation Elements

We compensated our named executive officers for 2011 through a combination of base salary, annual discretionary bonus, equity-based awards, and various broad-based benefits provided to employees generally. During 2011, we did not have a formal policy for allocating total compensation among these elements. Rather, 2011 allocations were generally determined prior to our initial public offering by the chief executive officer and the former chief operating officer, subject to the input of our board of managers when requested, through negotiations with the individual executive and the judgment and industry experience of our chief executive officer and our former chief operating officer. As discussed in “—Determination of Compensation Awards” above, the Compensation Committee intends to establish more formal compensation programs in 2012.

Base Salaries. Annual base salaries compensate our named executive officers for performing their functional duties with us. We believe base salaries should be competitive based upon a named executive officer’s scope of responsibilities, the market compensation of similarly situated executives, and the relative talent of the individual officer. When establishing base salary for an executive, we also consider other factors such as internal consistency and, for new hires, salary paid by a former employer. The 2011 base salaries for our named executive officers were established in 2010 when we negotiated new employment agreements for the named executive officers to become effective on the completion of our initial public offering. The named executive officers’ employment agreements and the base salaries that were the result of these negotiations are described under “—Employment Agreements” below.

Annual Discretionary Cash Bonus Compensation. Prior to our initial public offering, our chief executive officer and our former chief operating officer determined annual bonuses after considering an executive officer’s individual performance, as well as our chief executive officer’s and our former chief operating officer’s subjective assessments of our operational performance during the year and our position for achieving acceptable financial performance in the subsequent year. Similar to prior years, in 2011, the Company did not establish target bonus awards or a formal bonus plan tied to specific objectives. Instead, at year end, the Committee evaluated the performance of our named executive officers, excluding the chief executive officer and the former chief operating officer, using the Committee members’ subjective assessments of individual and enterprise-wide performance as well as the recommendations of our chief executive officer. Based on these factors, and due to the then-pending USAO Investigation, the Committee determined not to award discretionary cash bonuses to any of our named executive officers for 2011.

For 2012, much like 2011, the Company did not establish target bonus awards or a formal bonus policy tied to specific performance objectives. However, as discussed in detail below, Mr. O’Connell and certain other key employees were awarded guaranteed minimum bonus amounts for 2012 in connection with the retention arrangements the Committee established.

Under the terms of their employment agreements, the chief executive officer and the former chief operating officer were not entitled to participate in the Company’s annual discretionary cash bonus program during 2011. Instead, these executives were eligible to receive a bonus equal to 0.6% of the Company’s pre-tax income for the year, up to a maximum of three times the executive’s annual base salary, if the company attained a pre-tax annual income goal of $60,000,000. The Company did not attain this goal, and neither the chief executive officer nor the former chief operating officer received an annual bonus for 2011. Under the terms of the chief executive officer’s employment agreement, he will continue to be covered by this arrangement for 2012 and 2013, in lieu of participating in the Company’s annual discretionary bonus program. The annual pre-tax income goals for 2012 and 2013 are $67,500,000 and $75,000,000, respectively.

Equity-Based Awards. The Company intends for equity-based awards to form an important component in delivering competitive compensation and balanced incentives to achieve short-term results and long-term value creation. We believe equity-based awards provide an efficient vehicle for allowing management to share in the value created for stockholders of the Company and aligning the long-term interests of management with those of our stockholders.

With our initial public offering, we awarded stock options to approximately 128 individuals, including each of our named executive officers. When determining the size of the IPO awards for our named executive officers, our board of directors, prior to the formation of the Committee, considered the chief executive officer’s and the former chief operating officer’s recommendations and the board’s own assessment of competitive practice and individual performance results, as determined utilizing the collective experience and judgment of the individual directors. The chief executive officer and the former chief operating officer based their recommendations on their assessments of the individual named executive officer’s past contributions and ability to contribute to the future success of the Company. The equity-based awards granted to our named executive officers in 2011 are described in the 2011 Grants of Plan-Based Awards table below.

Due to the USAO Investigation, no equity-based awards have been granted to our named executive officers thus far in 2012. The Committee expects to consider whether to award equity-based awards to named executive officers in future periods based on competitive practice, individual performance, expected contribution and other factors the Committee may determine to be appropriate.

Retirement Benefits. Retirement benefits are provided to substantially all of our salaried employees, including our named executive officers, through the ability to participate in our 401(k) savings plan. We believe the retirement plan provides an important benefit to assist our employees and executives in long-term personal financial planning, improving their personal financial security and their relationship with the Company. We also believe a 401(k) plan is necessary in constructing an overall compensation program that is competitive with other employers and helps us attract to prospective employees. We have historically not made any contributions or otherwise matched any employee contributions to the 401(k) plan. We do not provide any supplemental executive retirement benefits or other non-qualified deferred compensation arrangements for our executives.

Other Benefits and Executive Perquisites. We also provide certain other customary benefits to our employees, including the named executive officers, which are intended to be part of a competitive compensation program. These benefits, which are offered to all full-time employees, include medical, dental, life and disability insurance as well as paid leave during the year. We do not provide executive perquisites. We do not expect to provide perquisites for executive officers in the future.

Employment Agreements and Retention Arrangements

We believe that employment agreements with executives are appropriate in many instances to ensure clarity and improve trust in the employment relationship, and to provide the company with non-compete/no-raid protective covenants on the part of its executive officers. We do not have any general policies regarding the use of employment agreements other than a requirement within the Committee’s charter that all employment agreements involving senior management must be reviewed and approved by the Committee prior to execution. The Company expects that from time to time it may enter into employment agreements with named executive officers, whether at the time of hire or thereafter. Since the formation of the Committee, the Committee has reviewed and approved all executive employment agreements and severance agreements prior to execution.

Prior to our initial public offering, in 2010, we entered into written employment agreements, effective upon completion of the offering, with each of our named executive officers. Pursuant to the terms of his employment agreement, Mr. Mitchell became an employee of the Company upon completion of our initial public offering. Prior to our initial public offering, Mr. Mitchell served as our chief executive officer pursuant to a consulting arrangement with Warburg Investment Corporation, a company he controlled. The arrangement with Warburg was terminated when Mr. Mitchell became a Company employee.

In addition, in late 2011 and early 2012, we implemented retention arrangements for certain of our other executive officers, including Mr. O’Connell. The retention arrangements were approved by the Committee and are intended to retain key individuals the Company believes are critical to preserving the existing value and assets of the Company through an extended investigation.

The employment agreements with our named executive officers and the retention arrangement with Mr. O’Connell are discussed in more detail under the respective headings “—Employment Agreements” and “—Retention Arrangement” below.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation has not, historically, materially affected our compensation decisions. However, following our 2011 initial public offering, we evaluated the effect of such accounting and tax treatment and intend to make modifications to compensation policies where we believe appropriate.

We intend to review the potential effect of Section 162(m) of the Code periodically and use our judgment to authorize compensation payments that may be subject to the Section 162(m) deductibility limit when we believe such payments are appropriate and in our best interests after taking into consideration changing business conditions and the performance of our executive officers.

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

The Compensation Committee:

Andrew Dakos, Chairman

Michael Crow

Phillip Goldstein

Gerald Hellerman

Summary Compensation Table for 2011

The following table summarizes the compensation earned by our named executive officers for the years ending December 31, 2009, 2010 and 2011.

Executive	Year	Salary ($)	Bonus ($)(4)	Option Awards ($)(5)	All Other Compensation ($)	Total ($)
Antony Mitchell Chief Executive Officer(1)	2011	452,308	—	597,600	87,179	1,137,087
	2010				929,808	929,808
	2009				926,000	926,000

Jonathan Neuman, President & Chief Operating Officer(2)	2011	556,154	—	597,600	68,278	1,222,032
	2010	754,907	250,000		63,429	1,068,336
	2009	725,341			44,520	769,861

Richard O'Connell Chief Financial Officer	2011	304,462	100,000	161,850		566,312
	2010	270,000				270,000
	2009					—

Deborah Benaim Former Senior Vice President(3)	2011	131,250	—	245,611	112,500	489,361
	2010	324,750				324,750
	2009	312,184	200,000			512,184

(1)	Prior to our initial public offering, Mr. Mitchell provided services to the Company pursuant to a consulting arrangement with Warburg Investment Corporation, or Warburg. The amount shown for 2011 as “All Other Compensation” represents payments made to Warburg for Mr. Mitchell’s services prior to his becoming an employee of the Company. Mr. Mitchell became a Company employee effective on the closing of our initial public offering.
(2)	Mr. Neuman resigned on April 26, 2012. During 2011, the Audit Committee became aware that Mr. Neuman had directed an employee to assist him with administrative services outside of the Company’s headquarters. The amounts shown for “All Other Compensation” represent the base salary and equity incentive award compensation expense for the employee during the applicable periods.
(3)	Ms. Benaim resigned on May 1, 2011. The amount shown for 2011 as “All Other Compensation” represents 18 weeks of severance paid to Ms. Benaim in connection with her resignation.
(4)	Represents a success fee paid to Mr. O’Connell pursuant to his employment agreement upon completion of our initial public offering.
(5)

Represents the grant date fair value of stock option awards computed in accordance with FASB ASC 718. For more information, including the assumptions made in determining the grant date fair value, refer to note 13 to our consolidated and combined financial statements included in this Annual Report. Pursuant to a separation agreement entered into with Ms. Benaim in connection with her resignation, the vesting of her stock options was accelerated in full and the post-termination exercise period of the awards was extended through the full term of the option. The amount shown in this column for Ms. Benaim also includes the incremental fair value of the modified award determined in accordance with FASB ASC Topic 718. The grant date fair value of Ms. Benaim’s award absent the modification was $137,019. Additional information regarding the modified award is provided in the 2011 Grants of Plan-Based Awards Table below.

2011 Grants of Plan-based Awards

The following table summarizes the grants of plan-based awards made to our named executive officers for 2011. All stock options were granted on the commencement of our initial public offering with an exercise price equal to the initial offering price of the Company’s shares, which was the fair market value of our common stock on the date of grant. For Messrs. Mitchell, Neuman and O’Connell, the awards vest in three equal annual installments on each of the first three anniversaries of the date of grant, subject to continued employment. Vesting of the awards may accelerate in certain circumstances, as described under “Potential Payments Upon Termination or Change in Control” below. Ms. Benaim’s award was initially scheduled to vest 50% on the first anniversary of the date of grant and 25% on the second and third anniversaries of the date of grant, subject to her continued employment, with accelerated vesting provisions similar to those described below for named executive officers generally. However, pursuant to a separation agreement entered into with Ms. Benaim, the vesting of her award was accelerated in full and the post-termination exercise period was extended through the full term of the option.

Name	Grant Date	Approval Date(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Antony Mitchell	2/7/11	2/7/11	120,000	10.75	597,600
Jonathan Neuman	2/7/11	2/7/11	120,000	10.75	597,600
Richard O’Connell	2/7/11	2/7/11	32,500	10.75	161,850
Deborah Benaim	2/7/11	2/7/11	27,500	10.75	245,611

(1)	Represents the date on which option awards were approved by the Company’s board of managers prior to our initial public offering. The grants were effective on the commencement of our initial public offering.
(2)	Represents the grant date fair value of stock option awards computed in accordance with FASB ASC 718. For more information, including the assumptions made in determining the grant date fair value, refer to note 13 to our consolidated and combined financial statements included in this Annual Report. For Ms. Benaim, the amount shown in this column also includes the incremental fair value of her modified award determined in accordance with FASB ASC Topic 718. The grant date fair value of Ms. Benaim’s award absent the modification was $137,019.

Outstanding Equity Awards at Fiscal Year-End 2011

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
Antony Mitchell	—	120,000		10.75	2/6/18
Jonathan Neuman	—	120,000	(2)	10.75	2/6/18
Richard O’Connell	—	32,500		10.75	2/6/18
Deborah Benaim	27,500	—		10.75	2/6/18

(1)	Mr. Neuman’s, Mr. Mitchell’s and Mr. O’Connell’s unvested options vest in three equal annual installments on each of the first three anniversaries of February 7, 2011, the date of grant, subject to the executive’s continued employment. Vesting of the awards may be accelerated in certain circumstances, as described under “Potential Payments Upon Termination or Change in Control” below.
(2)	Mr. Neuman resigned in April 2012 and these options are no longer outstanding.

2011 Option Exercises and Stock Vested

None of our named executive officers exercised stock options or vested in stock awards during 2011.

Employment Agreements

In 2010, we entered into employment agreements with each of our named executive officers, effective upon the closing of the initial public offering in 2011. These employment agreements establish key employment terms (including reporting responsibilities, base salary, target performance bonus opportunity and other benefits), provide for severance benefits in certain situations, and contain non-competition, non-solicitation and confidentiality covenants. Mr. Mitchell’s and Mr. Neuman’s employment agreements also include indemnification provisions.

The employment agreements modified certain elements of compensation of some of our executive officers. Under his employment agreement, Mr. Mitchell’s base salary was set at $525,000, a $325,000 reduction, excluding expense reimbursements, over the aggregate 2010 fee that was paid to Mr. Mitchell’s corporation, Warburg, because we now pay Mr. Mitchell directly and in recognition of his increased incentive-based compensation opportunity. With respect to Mr. Neuman, Mr. O’Connell and Ms. Benaim, base salaries were set at $525,000, $310,000, and $325,000, respectively. Mr. Neuman’s 2011 base salary reflects a reduction of approximately $230,000 from his salary in 2010 due to his increased incentive-based compensation opportunity. Mr. O’Connell’s and Ms. Benaim’s 2011 base salaries were comparable to their 2010 salaries. In determining 2011 base salaries, our chief executive officer and chief operating officer considered the increased responsibilities in growing the company and the work involved in transitioning it to a publicly-held company.

The employment agreements for our named executive officers provide that they will participate in the annual and long-term incentive plans established by us from time to time. Mr. Mitchell’s employment agreement also provides that in each of our 2011, 2012 and 2013 fiscal years, he will receive an annual bonus equal to 0.6% of our pre-tax income for such year, provided specified thresholds are met and provided further that the maximum annual bonus payable for any year shall not exceed three times his base salary on the last day of such year. During these three years, Mr. Mitchell will not otherwise participate in any annual bonus plan we establish for our executive officers. Prior to his resignation, Mr. Neuman’s employment agreement contained bonus provisions that were substantially similar to the bonus provisions in Mr. Mitchell’s employment agreement. Mr. O’Connell’s employment agreement provided for a one time “success fee” of $100,000, which was paid to Mr. O’Connell upon completion of our initial public offering.

All of the employment agreements provide that if a named executive officer’s employment is terminated for any reason other than cause, then we will pay the named executive officer, in addition to his or her accrued base salary and other earned amounts to which the named executive officer is otherwise entitled, a pro rata portion of the annual incentive bonus, if any, payable with respect to the year in which the termination occurs. In addition, the employment agreements provide for severance payments to our named executive officers upon the termination of their employment by us without cause. Mr. Mitchell’s employment agreement also provides (and, prior to his resignation, Mr. Neuman’s agreement also provided) for severance payments if he terminates his employment for good reason. Payment and benefit levels were determined based on a variety of factors including the position held by the individual receiving the termination benefits and current trends in the marketplace regarding such benefits.

The employment agreements for the named executive officers permit us to terminate them for “cause” if the named executive officer (i) commits a willful, intentional or grossly negligent act having the effect of materially injuring our business, or (ii) is convicted of or pleads “no contest” to a felony involving moral turpitude, fraud, theft or dishonesty, or (iii) misappropriates or embezzles any of our or our affiliates’ property. The employment agreements for Ms. Benaim and Mr. O’Connell also permit us to terminate them for cause if the named executive officer: (i) fails, neglects or refuses to perform his or her employment duties; or (ii) commits a willful, intentional or grossly negligent act having the effect of materially injuring our reputation or interests; or (iii) violates or fails to comply with our rules, regulations or policies; or (iv) commits a felony or misdemeanor involving moral turpitude, fraud, theft or dishonesty; or (v) breaches any material provision of the employment agreement or any other applicable confidentiality, non-compete, non-solicit, general release, covenant-not-to-sue or other agreement in effect with us. Mr. Mitchell’s employment agreement permits (and, prior to his resignation, Mr. Neuman’s employment agreement permitted) him to terminate employment for good reason if we: (i) materially diminish his base salary; or (ii) materially diminish his authority, duty or responsibilities or the authority, duties or responsibilities of the supervisor to whom he is required to report; or (iii) require him to relocate a material distance from his primary work location; or (iv) breach any our material obligations under the employment agreement.

If he becomes entitled to severance payments, Mr. Mitchell’s employment agreement entitles him to receive (and, prior to his resignation, Mr. Neuman’s employment agreement entitled him to receive) a severance payment equal to three times the sum of his base salary and the average of the prior three year’s annual cash bonus, provided, however, that if he is terminated from employment prior to the completion of three fiscal years following the effective date of his employment agreement, then the severance payment will be equal to six times his base salary. The severance payment is payable in equal installments over a twenty-four month period. If Mr. O’Connell becomes entitled to severance payments, he will be entitled to receive continued base salary for a period equal to four months, plus one month for each complete three months of service completed with us, subject to a maximum of twelve months. Ms. Benaim’s agreement provided that if she became eligible for severance, the severance payment would be equal to 18 weeks of salary. Each named executive officer is required to execute a release of all claims he or she may have against us as a condition to the receipt of the severance payments. Each named executive officer is subject to non-competition, confidentiality and non-solicitation covenants that expire eighteen to twenty-four months after termination of employment. Messrs. Mitchell and Neuman, however, are only subject to such covenants if they receive severance payments. However, with respect to Mr. Mitchell (and, prior to his resignation, Mr. Neuman), if the severance payments are not otherwise payable, we can elect to pay such severance payments in exchange for his agreement to comply with the non-competition, confidentiality and non-solicitation covenants contained in his employment agreement.

Mr. Mitchell’s employment agreement also entitles him (and, prior to his resignation, Mr. Neuman’s agreement entitled him) to reimbursement for any legal costs he incurs in enforcing his rights under the employment agreement, regardless of the outcome of such legal contest, as well as interest at the prime rate on any payments under the employment agreement that are determined to be past due, unless prohibited by law.

All of the employment agreements for the named executive officers who are currently employed with us include a provision that allows us to reduce their severance payments and any other payments to which they become entitled as a result of our change in control to the extent needed for the executive to avoid paying an excise tax under Internal Revenue Code Section 280G, unless, with respect to Mr. Mitchell, he is better off, on an after-tax basis, receiving such payments and paying the excise taxes due. Prior to his resignation, Mr. Neuman’s employment agreement contained provisions regarding these events that were similar to the provisions in Mr. Mitchell’s agreement.

Separation Agreements

On April 26, 2012, Mr. Neuman resigned his employment and entered into a separation agreement with the Company. In exchange for a general release of claims and other terms described in the agreement, Mr. Neuman received a lump sum payment of $1.4 million, continued indemnification for actions taken in his capacity as an officer of the Company and continued reimbursement of certain legal fees.

On May 9, 2011, Ms. Benaim resigned her employment and entered into a separation agreement with the Company. In exchange for a general release of employment-related liability, the company agreed to provide Ms. Benaim with 18 weeks of salary continuation, immediate vesting of all outstanding stock options and the right to exercise her options during their full term.

Retention Arrangement

In February 2012, the Company entered into a retention arrangement with Mr. O’Connell. Under the terms of the retention arrangement, in the event Mr. O’Connell’s employment is terminated without cause or Mr. O’Connell terminates his employment with the Company for good reason, in each case, prior to December 31, 2013, Mr. O’Connell will be entitled to twenty-four months’ base salary in addition to any accrued benefits. In addition, the retention arrangement provides that, unless Mr. O’Connell’s employment is terminated for cause, Mr. O’Connell will be entitled to a minimum bonus of $250,000 for each of 2012 and 2013, subject to the board of directors’ right to terminate the bonus payment in respect of 2013 prior to January 1, 2013 unless a change in control of the Company shall have occurred. Except for the provisions relating to severance and other termination benefits, the terms of Mr. O’Connell’s employment agreement described in “—Employment Agreements” above remain in effect during the term of the retention arrangement and the provisions of the employment agreement relating to severance and other termination benefits will again be in effect following any termination of the retention arrangement if Mr. O’Connell is then employed by the Company.

For purposes of the retention arrangement, good reason is generally defined as any requirement that Mr. O’Connell relocate from New Jersey to the Company’s headquarters or spend more than three days per week outside of the greater New York City area. Cause is defined for purposes of the retention arrangement in substantially the same manner as in Mr. O’Connell’s employment agreement.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth the amounts payable to our named executive officers upon termination of their employment or a change in control, in each case, effective at December 31, 2011.

Name	Cash Severance ($)		Option Awards ($)(1)	Total (2)($)
Termination by Company Without Cause (except in the case of death or disability):
Antony Mitchell	$3,150,000	(3)	—	$3,150,000
Jonathan Neuman	$3,150,000	(3)	—	$3,150,000
Richard O’Connell	$206,667	(4)	—	$206,667

Termination by the Executive for Good Reason:
Antony Mitchell	$3,150,000	(3)	—	$3,150,000
Jonathan Neuman	$3,150,000	(3)(5)	—	$3,150,000
Richard O’Connell(4)	$—		—	$—

(1)	The vesting of stock options held by our named executive officers would automatically accelerate in full upon a change in control or the named executive officer’s death. In addition, the vesting of stock options held by Mr. Mitchell (and, prior to his resignation, Mr. Neuman) would automatically accelerate in full if we terminate his employment other than for cause, his employment terminates due to his disability or he resigns for good reason. Assuming any of these triggering events occurred on December 31, 2011, based on the closing price of our common stock on December 30, 2011 of $1.88 per share, our named executive officers would not have received any payments as a result of this accelerated vesting.
(2)	The employment agreements allow us to reduce the severance payments and any other payments to which the executive becomes entitled as a result of our change in control to the extent needed for the executive to avoid paying an excise tax under Internal Revenue Code Section 280G, unless, with respect to Messrs. Mitchell and Neuman, the named executive officer is better off, on an after-tax basis, receiving such payments and paying the excise taxes due. The amounts shown assume no such reduction would occur.

(3)	If Mr. Mitchell or Mr. Neuman becomes entitled to severance payments prior to the completion of three fiscal years following the effective date of his employment agreement, then the severance payments are equal to six times his base salary.
(4)	Pursuant to a retention arrangement entered into with Mr. O’Connell in February 2012, in the event Mr. O’Connell’s employment is terminated without cause or Mr. O’Connell terminates his employment with the Company for good reason, in each case, prior to December 31, 2013, Mr. O’Connell will be entitled to receive 24 months’ base salary and, to the extent not previously paid, his minimum guaranteed bonus of $250,000 for the year preceding the year of termination.
(5)	On April 26, 2012, Mr. Neuman resigned his employment with the company and entered into a Separation Agreement and General Release with the Company. In exchange for a general release of liability and other terms described in the agreement, Mr. Neuman received a lump sum payment of $1,400,000, continued indemnification for actions taken in his capacity as an officer of the Company, and continued reimbursement of certain legal fees.

Risk Management Implications of Executive Compensation

In connection with its oversight of compensation related risks, the Committee and management annually evaluate whether our Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our Company. The structure of our incentive bonus program, which is based primarily on a subjective assessment of performance, mitigates risks by avoiding employees placing undue emphasis on any particular performance metric at the expense of other aspects of our business. Although certain of our employees who are not executive officers are compensated by the number of transactions they complete, our underwriting process is designed to prevent us from entering into transactions that deviate from our underwriting standards. We believe our employee and executive assessment process is well aligned with creating long-term value and does not create an incentive for excessive risk taking or unusual pressure on any single operating measure.

Similarly, the chief executive officer and chief operating officer are provided the opportunity to earn annual cash awards based on the pre-tax income of the enterprise, rather than a pure production measure. Based on this evaluation, the Committee determined that our compensation programs do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

During 2011, our compensation committee consisted of A. Penn Hill Wyrough, Chairman, David Buzen and Walter Higgins III. None of the members of our compensation committee will be, or will have been, employed by us. None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our board or compensation committee.

During 2011, Antony Mitchell, our chief executive officer, served as executive chairman of Ram Power, a geothermal energy firm. From April 2011 through September 2011, Mr. Higgins, a director and the a member of the Imperial compensation committee and also the chair of the Ram Power compensation committee, served as a paid non-employee interim chief executive officer at Ram Power (temporarily recusing himself from Ram Power compensation decisions). Mr. Higgins was compensated for his role as interim non-employee chief executive officer solely with an enhanced retainer. Although Mr. Mitchell, our chief executive, does not serve on the Compensation Committee of Ram Power and did not have any voting authority with respect to Mr. Higgins’ temporary retainer, we believe this temporary relationship gave rise to the compensation committee interlock. Imperial believes Mr. Higgins remained independent in his perspective while serving on the board of directors and his short tenure as non-employee interim chief executive officer at Ram Power did not influence his decisions at Imperial.

DIRECTOR COMPENSATION

Directors who are employees of the Company or its subsidiaries receive no compensation for their service on our board of directors. Prior to our initial public offering, non-employee members of our board of managers received no compensation for their service on our board of managers. In connection with our initial public offering, we began compensating non-employee directors of the Company on the following basis:

•

Cash Compensation—(a) Directors are paid $40,000 in a cash annual retainer; (b) the lead director receives an additional $5,000 annual retainer; (c) annual committee chair retainers are $30,000 for the Audit Committee chair and $5,000 for each of the committee chairs of the Compensation Committee and the Governance and Nominating Committee; (d) all members of the Audit Committee (including the committee chair) receive an additional annual Audit Committee member retainer of $5,000 and members of other committees of the board of directors (including the committee chairs) receive $2,000 for their committee membership; (e) regular members of the Special Committee, consisting of independent directors and established in 2011 to conduct an independent investigation in connection with the USAO Investigation, are paid $2,500 per meeting and the chair of the Special Committee is paid $3,000 per meeting (no retainer is paid for participation on this committee).

•

Equity Compensation—Directors receive equity compensation valued at 20% of their total expected annual cash compensation on the date of grant. The 2011 director equity awards were granted effective on our initial public offering and consisted of shares of restricted stock that vest in their entirety one year from the date of grant. The number of shares granted to each director was determined prior to the date of the Company’s initial public offering based upon the estimated initial public offering price of the Company’s shares at the time the determination was made. The estimated initial public offering price used for this purpose exceeded the actual initial public offering price. Consequently, the actual grant date value of the 2011 awards was less than the intended grant date value of the 2011 awards. The Company intends to grant to directors who remain in service with the Company through the date of grant additional shares with an aggregate grant date value equal to the excess of the anticipated grant date value of the 2011 awards over the actual grant date value of the 2011 awards and to pay directors who cease providing services to the Company prior to the date of grant an amount in cash equal to the excess of the anticipated grant date value of the 2011 awards over the actual grant date value of the 2011 awards.

With the exception of Special Committee meetings, directors do not receive meeting fees or fees for executing written consents in lieu of meetings of the board of directors or its committees. All retainers are paid in quarterly installments. The Company reimburses directors for their travel and lodging expenses if they do not live in the area where a meeting is held. Directors receive no other compensation, perquisite or benefit from the Company.

The Compensation Committee periodically reviews our director compensation and may in the future recommend changes in our director compensation policies and practices to the full board of directors for approval.

The table below summarizes the compensation earned by non-employee directors for the fiscal year ended December 31, 2011.

2011 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
David A. Buzen	72,000	6,797	78,797
Michael A. Crow	72,000	6,797	78,797
Walter M. Higgins	87,000	7,512	94,512
Robert Rosenberg	100,000	10,114	110,114
A. Penn Hill Wyrough	74,000	6,797	80,797

(1)	The amounts presented in this column are computed in accordance with FASB ASC 718 and represent the grant date fair values for shares of restricted stock awarded to non-employee directors. All shares were awarded on February 9, 2011 and vested in their entirety on February 8, 2012.

The following table sets forth the number of stock awards and options to purchase shares of our common stock held by our non-employee directors as of December 31, 2011:

Name	Stock Awards(#)	Option Awards(#)
David A. Buzen	627	0
Michael A. Crow	627	0
Walter M. Higgins	693	0
Robert Rosenberg	933	0
A. Penn Hill Wyrough	627	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information known to the Company regarding beneficial ownership of the Company’s common stock, as of September 28, 2012, by each person known by the Company to own more than 5% of our common stock, each director and each of the executive officers identified in the Summary Compensation Table and by all of its directors and executive officers as a group. The table lists the number of shares and percentage of shares beneficially owned based on 21,206,121 shares of common stock outstanding as of September 28, 2012. Except as otherwise noted, the information presented for persons known to own more than 5% of our common stock is derived from filings made by such persons with the Securities and Exchange Commission pursuant to section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
5% Stockholders:
Bulldog Investors General Partnership(1)	2,423,293	11.4%
Nantahala Capital Management, LLC(2)	2,145,707	10.1%
Candlewood Investment Group, LP(3)	2,018,750	9.5%
Wellington Management Company, LLP(4)	1,751,997	8.3%
Discovery Capital Management, LLC(5)	1,750,000	8.3%
Executive Officers and Directors
Antony Mitchell(6)	1,077,711	5.0%
Jonathan Neuman(7)	787,013	3.7%
Richard O’Connell, Jr(8)	18,333	*
Deborah Benaim(9)	27,500	*
David Buzen(10)	5,627	*
Michael Crow(11)	627	*
Andrew Dakos(12)	2,423,493	11.4%
Phillip Goldstein(13)	2,423,493	11.4%
Gerald Hellerman(14)	22,000	*
Robert Rosenberg(15)	1,933	*
All directors and executive officers as a group (twelve persons)	4,372,012	19.9%

*	Less than one percent.
(1)	Based upon the Schedule 13D/A filed with the SEC on July 9, 2012, Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos are deemed to have beneficial ownership of 2,423,493 shares of common stock. The business address is Park 80 West, 250 Pehle Avenue, Suite 708, Saddle Brook, NJ 07663.

(2)

Based upon the Schedule 13G/A filed with the SEC on August 27, 2012, Nantahala Capital Management, LLC is deemed to have beneficial ownership of 2,145,707 shares of common stock, of which such entity held sole investment power as to 2,145,707 shares and sole voting power as to 2,145,707 shares. The business address is 100 First Stamford Place, 2nd Floor, Stamford, CT 06902.

(3)	Based upon the Schedule 13G/A filed with the SEC on February 6, 2012, Candlewood Investment Group, LP, Michael Lau and David Koenig are deemed to share beneficial ownership of 2,018,750 shares of common stock, which included 1,514,063 shares of common stock in which Candlewood Special Situations Master Fund, Ltd. also shares beneficial ownership. The business address is 777 Third Avenue, Suite 19B, New York, New York 10017.
(4)	Based upon the Schedule 13G filed with the SEC on February 14, 2012, Wellington Management Company, LLP, in its capacity as investment adviser, is deemed to share beneficial ownership of 1,751,997 shares of common stock which are held of record by clients of Wellington Management Company LLP. The business address is 280 Congress Street, Boston, MA 02210.
(5)	Based upon the Schedule 13G/A filed with the SEC on February 14, 2012 by Discovery Capital Management, LLC and Robert K. Citrone who have shared voting and investment power over the shares. The business address is 20 Marshall Street, South Norwalk, CT 06854.
(6)	Includes 684,334 shares of common stock, options to purchase 40,000 shares of common stock and warrants to purchase 353,377 shares of common stock. Does not include options to purchase 80,000 shares of common stock, which will vest in equal installments on February 7, 2013 and February 7, 2014, warrants to purchase 1,013,333 shares of common stock, which will vest in equal installments on February 8, 2013, February 8, 2014 and February 8, 2015, and warrants to purchase 46,797 shares of common stock, which will vest in equal installments on February 15, 2013, February 15, 2014 and February 15, 2015.
(7)	Includes 433,636 shares of common stock and warrants to purchase 353,377 shares of common stock. Does not include warrants to purchase 1,013,333 shares of common stock, which will vest in equal installments on February 8, 2013, February 8, 2014 and February 8, 2015, and warrants to purchase 46,797 shares of common stock, which will vest in equal installments on February 15, 2013, February 15, 2014 and February 15, 2015.
(8)	Includes 7,500 shares of common stock and options to purchase 10,833 shares of common stock. Does not include options to purchase 21,667 shares of common stock, which will vest in equal installments on February 7, 2013 and February 7, 2014.
(9)	Includes options to purchase 27,500 shares of common stock.
(10)	Includes 5,627 shares of common stock.
(11)	Includes 627 shares of common stock.
(12)	Includes 1,360,177 shares of common stock owned by various private investment funds, the general partners of which Mr. Dakos is a principal. Also includes 1,063,316 shares of common stock held by various entities and individuals with whom Mr. Dakos shares voting and/or investment power.
(13)	Includes 1,360,177 shares of common stock owned by various private investment funds, the general partners of which Mr. Goldstein is a principal. Also includes 1,063,316 shares of common stock held by various entities and individuals with whom Mr. Goldstein shares voting and/or investment power.
(14)	Includes 20,000 shares of common stock owned by Mr. Hellerman and 2,000 shares of common stock held by Mr. Hellerman’s spouse.
(15)	Includes 1,933 shares of common stock.

All of our equity compensation plans were approved by stockholders. Shown below is certain information as of December 31, 2011 regarding equity compensation to our directors and employees that have been approved by stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted- average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	4,867,940	14.03	569,074

Total	4,867,940	14.03	569,074

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

Since January 1, 2011, there have been no transactions of more than $120,000 between us and any 5% or more shareholder, director or executive officer or any of their family members other than the transactions listed in this section. Prior to our recently completed initial public offering, as a private company we did not have separate procedures or criteria for approving related party transactions. However, following our recently completed initial public offering, we follow the procedures described above in reviewing the related party transactions described below as the agreements for such transactions come up for renewal.

The following table describes the entities involved in these transactions and how they are owned or controlled by a related party.

Entity	Relationship
Branch Office of Skarbonka Sp. z o.o.	Controlled by Joseph Lewis, beneficial owner of more than 5% of our common stock at the time of our initial public offering.

Cedarmount Trading, Ltd.	Controlled by Joseph Lewis and David Haring, beneficial owner of more than 5% of our common stock at the time of our initial public offering.

CTL Holdings, LLC	Controlled by Joseph Lewis and David Haring. Antony Mitchell, our chief executive officer and a beneficial owner of more than 5% of our common stock, is the manager of CTL Holdings, LLC.

CTL Holdings II, LLC	Controlled by Antony Mitchell.

CY Financial, Inc.	Controlled by Jonathan Neuman, our former president and chief operating officer, as well as a former director.

IFS Holdings, Inc.	Controlled by Antony Mitchell.

Imex Settlement Corporation	Controlled by Antony Mitchell and David Haring.

Imperial Life Financing, LLC	Controlled by Antony Mitchell and Jonathan Neuman.

IMPEX Enterprises, Ltd.	Controlled by David Haring.

Monte Carlo Securities, Ltd.	Controlled by Joseph Lewis and David Haring.

Premium Funding, Inc.	Controlled by Christopher Mangum and Joseph Lewis.

Red Oak Finance, LLC	Controlled by Jonathan Neuman.

Warburg Investment Corporation	Controlled by Antony Mitchell.

Certain Indebtedness

•

On October 3 and October 8, 2008, we executed two balloon promissory notes in favor of Cedarmount Trading, Ltd. (“Cedarmount”), each in the original principal amount of $4,450,000 at an interest rate of 16.5% per annum. On August 31, 2009, the notes were assigned by Cedarmount to IMPEX Enterprises, Ltd. (“IMPEX”). Also effective as of August 31, 2009, the notes were consolidated, amended, restated and replaced by a new revolving promissory note which we executed in favor of IMPEX for a principal amount of $10.3 million with interest on the principal balance from time to time outstanding at a rate of 16.5% per annum. The August 31, 2009 note matures on August 1, 2011. The note is cross-defaulted with our other indebtedness and indebtedness of Monte Carlo Securities, Ltd., CTL Holdings and Imperial Life Financing, LLC. The largest aggregate amount of principal outstanding on the August 31, 2009 note since issuance was $10.3 million. At the time of the conversion, the balance on the note was $5.1 million. As part of the corporate conversion, the note as well as the common units and Series B, C, D and E preferred units owned by Imex Settlement Corporation was converted into shares of common stock.

•

On November 15, 2008, Life Financing executed a grid promissory note in favor of CTL Holdings, in the original principal amount equal to the lesser of $30.0 million or the amount outstanding from time-to-time a fixed interest rate per advance. The weighted average interest rate as of December 31, 2010 was 9.5%. The largest aggregate amount of principal outstanding on the note since issuance was $36.7 million. As of December 31, 2011 and December 31, 2010, the outstanding principal balance on the note was approximately $0 and $24,000, respectively, with accrued interest of $0 and $1,000, respectively. The amount of principal paid under the facility for the year December 31, 2011 and the year ended December 31, 2010 was $24,000 and $36.7 million, respectively, and the amount of accrued interest paid was $1,000 and $5.2 million, respectively.

•

On March 13, 2009, Imperial Life Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into a financing agreement with CTL Holdings II, LLC to borrow funds to finance its purchase of premium finance loans originated by us or the participation interests therein. On July 23, 2009, White Oak Global Advisors, LLC replaced CTL Holdings II, LLC as the administrative agent and collateral agent with respect to this facility. The original financing agreement provided for up to $15.0 million of multi-draw term loans. In September 2009, this financing agreement was amended to increase the commitment by $12.0 million to a total commitment of $27.9 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of December 31, 2010 was 19.6%. The loans are payable as the corresponding premium finance loans mature. The agreement requires that each loan originated under the facility be covered by lender protection insurance. The agreement does not include any financial covenants but does contain certain nonfinancial covenants and restrictions. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The obligations of Imperial Life Financing II, LLC have been guaranteed by Imperial Premium Finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us except to the extent of Imperial Premium Finance, LLC’s equity interest in Imperial Life Financing II, LLC. The largest aggregate amount of principal outstanding on the facility since issuance was $27.0 million. As of December 31, 2011, the outstanding principal balance on the note was $19.1 million, with accrued interest of $5.4 million.

•

Antony Mitchell, our chief executive officer and a director, and Jonathan Neuman, our former chief operating officer, president and a director, have each individually guaranteed obligations under the Acorn Capital Group, LLC credit facility, the CTL Holdings, LLC credit facility, the Ableco Finance LLC credit facility, the White Oak Global Advisors, LLC credit facility, the Cedar Lane Capital LLC credit facility and the claims settlement agreement with our lender protection insurer. These guaranties are not unconditional sources of credit support, but are intended to protect against acts of fraud, willful misconduct or the special purpose entity commencing a bankruptcy filing. To the extent recourse is sought against Messrs. Mitchell and Neuman for such non-financial performance reasons, then our indemnification obligations to Messrs. Mitchell and Neuman may require us to indemnify them for losses they may incur under these guaranties

Conversion of Notes to Series A Preferred Units

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

Please also see “Executive Compensation—Compensation Committee Interlocks” for a discussion of a board interlock.

Item 14. Principal Accountant Fees and Services

Grant Thornton LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2011 and 2010. Aggregate fees for professional services rendered to us by our independent registered public accounting firm are set forth below:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$1,699,841	$386,900
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	884,967

Total	$1,699,841	$1,271,867

Audit Fees

The fees in this category were for professional services rendered in connection with (1) the audits of the Company’s annual financial statements, which also included the Company’s Annual Report on Form 10-K, (2) the review of the Company’s quarterly financial statements and (3) audits of the Company’s subsidiaries that are required by statute or regulation.

All Other Fees

The fees in this category include all other services that generally only the Company’s independent registered public accounting firm reasonably can provide, such as consents issuing in connection with our registration statements filed with the SEC. The fees also include audit fees for professional services rendered in connection with the Company’s initial public offering which closed in February 2011 and included a review of registration statements, providing a comfort letter to our underwriters and issuing consents

Policy on Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

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

IMPERIAL HOLDINGS, INC.

By:	/s/ ANTONY MITCHELL
Name:	Antony Mitchell
Title:	Chief Executive Officer

Date: October 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONY MITCHELL Antony Mitchell	Chief Executive Officer and Director (Principal Executive Officer)	October 5, 2012

/s/ RICHARD O’CONNELL, JR. Richard O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer (Principal Financial Officer)	October 5, 2012

/s/ DAVID BUZEN David Buzen	Director	October 5, 2012

/s/ MICHAEL A. CROW Michael A. Crow	Director	October 5, 2012

/s/ ANDREW DAKOS Andrew Dakos	Director	October 5, 2012

/s/ PHILLIP GOLDSTEIN Phillip Goldstein	Chairman of the Board of Directors	October 5, 2012

/s/ GERALD HELLERMAN Gerald Hellerman	Director	October 5, 2012

/s/ ROBERT ROSENBERG Robert Rosenberg	Director	October 5, 2012

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated and Combined Financial Statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 of Imperial Holdings, Inc. and its Subsidiaries

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-2

Consolidated and Combined Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated and Combined Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-4

Consolidated and Combined Statements of Stockholders’/Members’ Equity for the years ended December 31, 2011, 2010 and 2009	F-5

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-6

Notes to Consolidated and Combined Financial Statements	F-8

Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities pursuant to the corporate conversion of Imperial Holdings, LLC effective February 3, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Imperial Holdings, Inc.

We have audited the accompanying consolidated and combined balance sheets of Imperial Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated and combined statements of operations, stockholders’/members’ equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Imperial Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

October 5, 2012

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED BALANCE SHEETS

December 31,

	2011	2010
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$16,255	$14,224
Restricted cash	691	691
Certificate of deposit—restricted	891	880
Investment securities available for sale, at estimated fair value	57,242	—
Agency fees receivable, net of allowance for doubtful accounts	0	561
Deferred costs, net	1,874	10,706
Prepaid expenses and other assets	3,277	1,868
Deposits—other	761	692
Interest receivable, net	5,758	13,140
Loans receivable, net	29,376	90,026
Structured settlement receivables at estimated fair value, net	12,376	1,446
Structured settlement receivables at cost, net	1,553	1,090
Investment in life settlements, at estimated fair value	90,917	17,138
Fixed assets, net	585	876
Other receivable	1,043	79

Total assets	$222,599	$153,417

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$16,336	$3,425
Accrued expenses—related parties	—	71
Payable for purchase of structured settlements	—	224
Other liabilities	4,279	7,913
Lender protection insurance claims received in advance	—	31,154
Interest payable	5,505	13,765
Interest payable—related parties	—	55
Notes payable and debenture payable, net of discount	19,277	89,207
Notes payable—related parties	—	2,402
Income taxes payable	6,295	—

Total liabilities	51,692	148,216
Stockholders’/Members’ Equity
Member units—preferred (zero and 500,000 authorized in the aggregate as of December 31, 2011 and 2010, respectively):
Member units—Series A preferred (zero and 90,796 issued and outstanding as of December 31, 2011 and 2010, respectively):	—	4,035
Member units—Series B preferred (zero and 25,000 issued and outstanding as of December 31, 2011 and 2010, respectively)	—	2,500
Member units—Series C preferred (zero and 70,000 issued and outstanding as of December 31, 2011 and 2010, respectively)	—	7,000
Member units—Series D preferred (zero and 7,000 issued and outstanding as of December 31, 2011 and 2010, respectively)	—	700
Member units—Series E preferred (zero and 73,000 issued and outstanding as of December 31, 2011 and 2010, respectively)	—	7,300
Member units—common (zero and 500,000 authorized; zero and 337,500 outstanding as of December 31, 2011 and 2010, respectively)	—	11,462
Common stock (par value $0.01 per share 80,000,000 and zero authorized; 21,202,614 and zero issued and outstanding as of December 31, 2011 and 2010, respectively)	212	—
Additional paid-in-capital	237,755	—
Accumulated other comprehensive loss	(66)	—
Accumulated deficit	(66,994)	(27,796)

Total stockholders’/members’ equity	170,907	5,201

Total liabilities and stockholders’/members’ equity	$222,599	$153,417

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2011	2010	2009
	(in thousands, except share and per share data)
Agency fee income	$6,470	$10,149	$26,114
Interest income	8,303	18,660	21,483
Interest and dividends on investment securities available for sale	640	—	—
Origination fee income	6,480	19,938	29,853
Realized gain on sale of structured settlements	5,817	6,595	2,684
Realized gain on sale of life settlements	5	1,951	—
Gain on forgiveness of debt	5,023	7,599	16,410
Unrealized change in fair value of life settlements	570	10,156	—
Unrealized change in fair value of structured settlements	5,302	2,477	—
Change in equity investments	—	(1,284)	—
Servicing fee income	1,814	413	—
Gain on maturities of life settlements with subrogation rights, net	3,188	—	—
Other income	602	242	71

Total income	44,214	76,896	96,615

Interest expense	8,524	21,820	23,928
Interest expense—related parties	—	6,335	9,827
Provision for losses on loans receivable	7,589	4,476	9,830
Loss on loan payoffs and settlements, net	3,837	4,981	12,058
Amortization of deferred costs	6,076	24,465	18,339
Department of Justice settlement	8,000	—	—
Selling, general and administrative expenses	49,386	29,646	30,243
Selling, general and administrative—related parties	—	870	1,026

Total expenses	83,412	92,593	105,251

Loss before income taxes	(39,198)	(15,697)	(8,636)
Provision for income taxes	—	—	—

Net loss	$(39,198)	$(15,697)	$(8,636)

Loss per share:
Basic	$(2.03)	$(4.36)	$(2.40)

Diluted	$(2.03)	$(4.36)	$(2.40)

Weighted average shares outstanding:
Basic	19,352,063	3,600,000	3,600,000

Diluted	19,352,063	3,600,000	3,600,000

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	Member Units - Common		Member Units - Preferred A		Member Units - Preferred B		Member Units - Preferred C		Member Units - Preferred D		Member Units - Preferred E		Common Stock		Additional Paid-in Capital	Accumu lated Other Compre hensive Income	Retained Earnings (Accumu lated Deficit)	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
							(in thousands, except per share data)
Balance, December 31, 2008	450,000	$19,945	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$(3,463)	$16,482
Member distributions	—	(22)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22)
Conversion of debt	—	—	90,796	4,035	—	—	—	—	—	—	—	—	—	—	—	—	—	4,035
Proceeds from sale of preferred units	—	—	—	—	50,000	5,000	—	—	—	—	—	—	—	—	—	—		5,000
Net loss	—	—	—	—			—	—	—	—	—	—	—	—	—	—	(8,636)	(8,636)

Balance, December 31, 2009	450,000	$19,923	90,796	$4,035	50,000	$5,000	—	—	—	—	—	—	—	—	—	—	$(12,099)	$16,859
Proceeds from sale of preferred units	—	—	—	—	—	—	70,000	7,000	7,000	700	73,000	7,300	—	—	—	—		15,000
Repurchase of common and preferred units	(112,500)	(8,461)	—	—	(25,000)	(2,500)	—	—	—		—	—	—	—	—	—	—	(10,961)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,697)	(15,697)

Balance, December 31, 2010	337,500	$11,462	90,796	$4,035	25,000	$2,500	70,000	$7,000	7,000	$700	73,000	$7,300	—	—	—	—	$(27,796)	$5,201
Conversion of debt and membership units into common shares	(337,500)	(11,462)	(90,796)	(4,035)	(25,000)	(2,500)	(70,000)	(7,000)	(7,000)	(700)	(73,000)	(7,300)	2,300,273	23	38,132	—	—	5,158
Conversion of Skarbonka debt into common shares, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	1,272,727	13	23,693	—	—	23,706
Issuance of common stock pursuant to IPO, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	17,602,614	176	174,057	—	—	174,233
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	27,000	—	1,873	—	—	1,873
Unrealized gains on investment securities avaialable for sale, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(39,198)	(39,198)

Balance, December 31, 2011	—	—	—	—	—	—	—	—	—	—	—	—	21,202,614	$212	237,755	$(66)	$(66,994)	$170,907

The accompanying notes are an integral part of these financial statements

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net loss	$(39,198)	$(15,697)	$(8,636)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	612	722	888
Amortization of premiums and accretion of discounts on available for sale securities sale securities	1,198	—	—
Provision for doubtful accounts	661	85	1,289
Provision for losses on loans receivable	7,589	4,476	9,830
Stock-based compensation	1,873	—	—
Loss on loan payoffs and settlements, net	3,837	4,981	12,058
Origination fee income	(6,480)	(19,938)	(29,853)
Unrealized change in fair value of life settlements	(570)	(10,156)	—
Unrealized change in fair value of structured settlements	(5,302)	(2,477)	—
Gain on forgiveness of debt	(5,023)	(7,599)	(16,410)
Interest income on loans	(8,303)	(18,660)	(21,483)
Amortization of deferred costs	6,076	24,465	18,339
Accretion of discount on debenture payable	233	—	—
Change in equity investments	—	1,284	—
Gain on sale and prepayment of investment securities available for sale	(21)	—	—
Change in assets and liabilities:
Purchase of certificate of deposit	—	(200)	(11)
Deposits—other	(68)	54	—
Agency fees receivable	479	1,519	5,417
Structured settlement receivables	(5,539)	523	1,976
Other receivable	(964)	(71)	—
Prepaid expenses and other assets	(1,996)	(3,467)	2,004
Deferred Costs	2,755	—	—
Accounts payable and accrued expenses	8,986	8,931	(537)
Interest receivable	(439)	—	—
Interest payable	(6,758)	3,429	12,498

Net cash (used in) operating activities	(46,362)	(27,796)	(12,631)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(311)	(261)	(375)
Purchase of intangible assets	—	(160)	—
Investment in life settlement fund	—	(727)	(905)
Purchase of investment securities available for sale	(127,974)	—	—
Proceeds from sale and prepayments of investment securities available for sale	69,490	—	—
Premiums paid on investments in life settlements	(16,321)	(745)	—
Purchases of investments in life settlements	(50,480)	(1,324)	—
Proceeds from sale of investments, net	—	2,070	—
Proceeds from loan payoffs and lender protection insurance claims received in advance	(18,724)	128,847	36,108
Originations of loans receivable	51,778	(24,744)	(64,144)

Net cash (used in) provided by investing activities	(92,542)	102,956	(29,316)

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—Continued

For the Years Ended December 31,

	2011	2010	2009
	(In thousands)
Cash flows from financing activities
Proceeds from sale of preferred units	—	15,000	5,000
Member distributions	—	—	(22)
Payments of cash pledged as restricted deposits	—	(455)	1,536
Proceeds from initial public offering, net of offering expenses	174,233	—	—
Payment of financing fees	—	(6,010)	(17,169)
Repayment of borrowings under credit facilities	(36,176)	(40,827)	(22,666)
Repayment of borrowings from affiliates	—	(93,216)	(2,826)
Borrowings under credit facilities	234	24,247	73,403
Borrowings from affiliates	2,644	24,434	12,937

Net cash provided by (used in) financing activities	140,935	(76,827)	50,193

Net increase (decrease) in cash and cash equivalents	2,031	(1,667)	8,246
Cash and cash equivalents, at beginning of the year	14,224	15,891	7,645

Cash and cash equivalents, at end of the year	$16,255	$14,224	$15,891

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$14,992	$26,743	$20,311

Supplemental disclosures of non-cash financing activities:
Conversion of debt to preferred member units	$—	$—	$4,035

Deferred costs paid directly by credit facility	$—	$—	$14,600

Subscription to purchase Member units—Series E preferred	$—	$5,000	$—

Repurchase of common and preferred units	$—	$10,961	$—

Repayment of borrowings paid directly by our lender protection insurance carrier	$—	$63,968	$—

Conversion of debt to common stock	$35,158	$—	$—

Supplemental disclosures of non-cash investing activities:
Loans transferred to investment in life settlements	$6,064	$11,901	$5,089

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS ACTIVITIES

Imperial Holdings, Inc. (“Imperial,” the “Company,” “we” or “us”) was formed pursuant to an operating agreement dated December 15, 2006 between IFS Holdings, Inc., IMEX Settlement Corporation, Premium Funding, Inc. and Red Oak Finance, LLC. The Company, operating through its subsidiaries, is a specialty finance company with its corporate office in Boca Raton, Florida. The Company operates in two reportable business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue/income from interest charged on loans, loan origination fees, agency fees from referring agents, servicing income, changes in the fair value of life settlements the Company acquires and receipt of death benefits with respect to matured life insurance policies it owns. In the structured settlement business, the Company purchases structured settlements at a discounted rate and sells such assets to third parties.

In February 2011, the Company completed the sale of 17,602,614 shares of common stock in its initial public offering at a price of $10.75 per share. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and its offering expenses.

Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities pursuant to the corporate conversion of Imperial Holdings, LLC effective February 3, 2011.

On September 27, 2011, a search warrant was executed at the Company’s headquarters and the Company was informed that it is being investigated by the U.S. Attorney’s Office for the District of New Hampshire (the “USAO Investigation”). At that time, the Company was also informed that its chief executive officer and then chairman, president and chief operating officer, former general counsel, two vice presidents, three life finance sales executives and a funding manager were also considered “targets” of the USAO Investigation. The USAO Investigation focused on the Company’s premium finance loan business. On September 28, 2011, the Company’s board of directors formed a special committee, comprised of all of the Company’s independent directors, to conduct an independent investigation in connection with the USAO Investigation. In December 2011, the U.S. Attorney’s Office for the District of New Hampshire (the “USAO”) confirmed that Mr. Antony Mitchell, our chief executive officer, was no longer a target of the USAO investigation.

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of December 31, 2011, the Company had 13 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which accounted for approximately 24.9% of its revenues in the year ended December 31, 2011, and terminated certain senior sales staff associated with the premium finance business. As previously disclosed in a Current Report on Form 8-K, filed on April 30, 2012, the Company also accepted the resignation of Jonathan Neuman, the Company’s president and chief operating officer. Additionally, the Company agreed to pay the United States Government $8.0 million, to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years, but after two years the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement if we otherwise comply with all of our obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial.

As of the filing of this Annual Report, we are also subject to an investigation by the U.S. Securities and Exchange Commission (the “SEC”) and several shareholder class action lawsuits and derivative claims related to the matters surrounding the USAO Investigation. See Note 21 and Note 26 for more information regarding these matters.

On August 2, 2012, the Board of Directors of the Company appointed Andrew Dakos, Phillip Goldstein and Gerald Hellerman to serve as directors of the Company in connection with a settlement (the “Settlement”) with Opportunity Partners L.P. (“Opportunity”). The Settlement resulted in Opportunity withdrawing its demand for a special meeting of shareholders, which it had submitted to the Company on May 23, 2012 and agreeing to dismiss its lawsuit to compel an annual meeting of shareholders. In connection with the Settlement, Walter Higgins and A. Penn Wyrough resigned from the Board of Directors. On August 14, 2012, Antony Mitchell, the Company’s chief executive officer, resigned as Chairman of the Board (though he continues to serve as a director and the Company’s chief executive officer) and Mr. Goldstein was elected Chairman. See Note 26 for more information regarding these matters.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated and combined financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity (see Note 14). The special purpose entities have been created to fulfill specific objectives. Also included in the consolidated and combined financial statements is Imperial Life Financing, LLC which is owned by two stockholders of the Company and is combined with the Company for reporting purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

Life Finance Loans Receivable

We report loans receivable acquired or originated by us at cost, adjusted for any deferred fees or costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables—Nonrefundable Fees and Other Costs, discounts, and loan impairment valuation. All loans are collateralized by life insurance policies. Interest income is accrued on the unpaid principal balance on a monthly basis based on the applicable rate of interest on the loans.

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

In order to originate premium finance transactions our lenders required that we procure lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage. The lender protection insurance program was terminated as of December 31, 2010, and all loans originated after December 31, 2010, do not carry lender protection insurance coverage. Thus, for all loans originated in 2011 and beyond, a loan impairment valuation is established if the carrying value of a loan receivable exceeds the fair value of the underlying collateral. The provision for losses on loans receivable has increased during the year ended December 31, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements.

Ownership of Life Insurance Policies

In the ordinary course of business, a large portion of our borrowers default by not paying off the loan and relinquish ownership of the life insurance policy to us in exchange for our release of the obligation to pay amounts due. We also buy life insurance policies in the secondary and tertiary markets. We account for life insurance policies that we own as investments in life settlements (life insurance policies) in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these life insurance policies as investments using the fair value method.

We initially record investments in life settlements at the transaction price. For policies acquired upon relinquishment by our borrowers, we determine the transaction price based on fair value of the acquired policies at the date of relinquishment. The difference between the net carrying value of the loan and the transaction price is recorded as a gain (loss) on loan payoffs and settlements. For policies acquired for cash, the transaction price is the amount paid.

Our valuation of insurance policies is a critical component of our estimate for the loan impairment valuation and the fair value of our investments in life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions which we estimate are the life expectancy of the insured, the expected policy premiums to be paid over the expected life of the insured and the discount rate.

In determining the life expectancy estimate, we analyze medical reviews from third-party medical underwriters. Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers, and primarily uses AVS Underwriting, LLC for purposes of policy valuation. The health of the insured is summarized by the medical underwriters into a life assessment which is based on the review of historical and current medical records. The medical underwriting assesses the characteristics and health risks of the insured in order to quantify the health into a mortality rating that represents their life expectancy.

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

The resulting mortality factor represents an indication as to the degree to which the given life can be considered more or less impaired than a standard life having similar characteristics (i.e. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%, while a similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life.

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

Historically, the Company has used discount rates of 15 – 17.5% in its fair value model for investments in life settlements. At the end of the third quarter of 2011, however, the Company increased its discount rates by 500 basis points for all policies that were previously premium financed and by 75 basis points for all policies that were not resulting in a weighted average interest rate of 19.0%. The Company viewed these adjustments as appropriate in the immediate aftermath of the execution of the search warrant at the Company’s headquarters in connection with the USAO investigation, the associated negative press, as well as adverse court decisions unrelated to the Company and a generally perceived softening in the market for life insurance policies generally and for premium financed policies specifically.

At December 31, 2011, the Company considered the discount rate based on information that was then available and further adjusted the discount rates, resulting in a weighted average discount rate of 24.31%. In addition to a continuing softening in the market perceived by the Company and corroborated by third party consultants engaged by the Company, the Company viewed a further adjustment to its discount rates as necessary because of the perceived risk premium that an investor would require to transact in a policy associated with the Company. Since the onset of the credit crisis in 2007, capital has generally been limited and credit has generally been costly for the purchase of life insurance policies in the secondary and tertiary markets. At December 31, 2011, in light of the USAO Investigation and publicly available information about the Company and the investigation at that time, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, the Company believes that an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. In fact, the Company did not attempt to sell any life insurance policies in the fourth quarter of 2011. Since that time, however, market participants have transacted with the Company and the Company believes that investors will require less of a risk premium to transact in policies associated with the Company since our entering into the Non-Prosecution Agreement.

As of December 31, 2011, the Company owned 190 policies with an aggregate investment in life settlements of $90.9 million. Of these 190 policies, 145 were previously premium financed and are valued using discount rates that range from 18.65% – 32.25%. The remaining 45 policies are valued using a discount rate of 16.65%. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

At the end of each reporting period, we re-value the life insurance policies using our valuation model in order to update our loan impairment valuation for loans receivable and our estimate of fair value for investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.

Changes in the discount rate which we used to value life insurance policies could have a material adverse effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

Use of Estimates

The preparation of these consolidated and combined financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include the loan impairment valuation, allowance for doubtful accounts, the valuation of structured settlements and the valuation of investments in life settlements.

Change in Accounting Estimate

The Company has elected to account for the life settlement policies it acquired using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy, expected premiums and discount rate assumptions (see Note 15). During the first quarter of 2011, the Company made revisions to the application of its valuation technique and assumptions used to measure fair value of the life settlement policies it acquired. The Company accounted for this change in accounting estimate prospectively in accordance with ASC 250-10-45-17, Change in Accounting Estimate, resulting in recognition of a pretax gain of $3.0 million recorded in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations for the year ended December 31, 2011.

The Company’s decision to revise its fair value calculations used to value all life insurance policies on hand at December 31, 2010 was driven by two factors. Firstly, with consideration to the wind-down of the lender protection insurance coverage (LPIC) program which ended on December 31, 2010, the value of the collateral serving the Company’s new lending activity is no longer determined primarily by the limit of liability provided by the LPIC coverage. Instead, the value of the collateral is based solely on the Company’s valuation model. Secondly, as a result of the Company’s initial public offering in February, 2011 and the new capital structure provided by it, the Company planned to build and retain a large and diversified pool of life policies.

As discussed above, the Company uses a discounted cash flow model to calculate the fair value of its life insurance policy portfolio. That model is based on three principal factors: life expectancy, expected premiums and the discount rate. No changes to the Company’s modeling methodology have been made subsequent to the first quarter of 2011.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, investments and all highly liquid instruments purchased with an original maturity of three months or less. The Company maintains the majority of its cash in several operating accounts with one commercial bank. Balances on deposit are fully insured by the Federal Deposit Insurance Corporation (FDIC). Included in cash and cash equivalents is $3.0 million to be used by the Company to service policies as part of servicing a portfolio of life insurance policies for a third party. We also have a related servicing liability of $3.0 million which is included in other liabilities in the accompanying consolidated and combined balance sheet as of December 31, 2011.

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

Gain on Maturities of Life Settlements with Subrogation Rights, net

Every credit facility entered into by subsidiaries of the Company between December 2007 and December 2010 to finance the premium finance lending business required lender protection insurance for each loan originated under such credit facility. Generally, when the Company exercises its right to foreclose on collateral the Company’s lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy, subject to the terms and conditions of the lender protection insurance policy, including notice and timing requirements. Otherwise, the lender protection insurer maintains its salvage collection and subrogation rights. The lender protection insurer’s salvage collection and subrogation rights generally provide a remedy by which the insurer can seek to recover the amount of the lender protection claim paid plus premiums paid by it, expenses and interest thereon.

In those instances where the Company has foreclosed on the collateral, the lender protection insurer has maintained its salvage collection and subrogation rights, and has been covering the cost of the ongoing premiums needed to maintain certain of these life insurance policies. However, the lender protection insurer may elect at any time to discontinue the payment of premiums which would result in lapse of the policies if the Company does not otherwise pay the premiums. The Company views these policies as having uncertain value because the lender protection insurer controls what happens to the policy from a payment of premium standpoint, and the amount of the lender protection insurer’s salvage collection and subrogation claim rights on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. For these reasons, these policies are considered contingent assets and not included in the amount of life insurance policies on the accompanying consolidated and combined balance sheet.

The Company accounts for the maturities of life insurance policies with subrogation rights, net of subrogation expenses as contingent gains in accordance with Accounting Standards Codification (ASC) 450, Contingencies and recognizes the revenue from the maturities of these policies when all contingencies are resolved.

Loan Impairment Valuation

In accordance with ASC 310, Receivables, the Company specifically evaluates all loans for impairment based on the fair value of the underlying policies as collectability is primarily collateral dependent. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying insurance policies. In the event of default of a loan, the Company has the option to take control of the underlying life insurance policy enabling it to sell the policy or, for those loans that are insured (see below), collect the face value of the insurance certificate.

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

For the year ended December 31, 2011, the Company recognized an impairment charge of approximately $6.8 million and $796,000 on the loans and related interest, respectively, and is reflected as a component of the provision for losses on loans receivable in the accompanying consolidated and combined statement of operations. For the year ending December 31, 2010, the Company recognized an impairment charge of approximately $2.3 million and $2.2 million related to impaired loans and interest, respectively. For the year ending December 31, 2009, the Company recognized an impairment charge of approximately $8.6 million and $1.2 million related to impaired loans and interest, respectively.

The provision for losses on loans receivable has increased during the year ended December 31, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements.

Agency Fees Receivable

Agency fees are charged for services related to premium finance transactions. Agency fees are due per the signed fee agreement. Agency fees receivable are reported net of an allowance for doubtful accounts.

Management’s determination of the allowance for doubtful accounts is based on an evaluation of the commission receivable, prior collection history, current economic conditions, and other inherent risks. The Company reviews agency fees receivable aging on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible agency fee receivable balances against its allowance. The allowance for doubtful accounts was approximately $260,000 and $205,000 as of December 31, 2011 and 2010, respectively.

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

Payments on loans are not due until maturity of the loan. As such, we typically do not have non-performing loans or non-accrual loans until post maturity of the loan. At maturity, the loans stop earning interest and origination income.

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

Revenue/Income Recognition

Our primary sources of revenue/income are in the form of unrealized change in fair value of life settlements and structured settlements, agency fees, interest income, origination fee income, servicing income, gains on maturities of life settlements with subrogation rights, net and realized gains on sales of structured settlements. Our revenue/income recognition policies for these sources of revenue/income are as follows:

•

Unrealized Change in Fair Value of Life Settlements—The Company acquires certain life insurance policies through purchases in the life settlement market and others as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. We initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated and combined statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

•

Agency Fees—Agency fees are paid by the referring life insurance agents based on negotiations between the parties and are recognized at the time a life finance loan is funded. Because agency fees are not paid by the borrower, such fees do not accrue over the term of the loan. A separate origination fee is charged to the borrower which is amortized into income over the life of the loan.

•

Interest Income—Interest income on life finance loans is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition. Discounts on structured settlement receivables are accreted over the life of the settlement using the effective interest method.

•

Origination Fee Income—Loans often include origination fees which are fees payable to us on the date the loan matures. The fees are negotiated at the inception of the loan on a transaction by transaction basis. The fees are accreted into income over the term of the loan using the effective interest method.

•

Servicing Income—Servicing income is recorded when services are provided. Servicing income is primarily from servicing a portfolio of life insurance policies controlled by a third party. These services include verifying premiums are paid and correctly applied and updating files for medical history and ongoing premiums.

•

Realized Gains on Sales of Structured Settlements—Realized gains on sales of structured settlements are recorded when the structured settlements have been transferred to a third party and we no longer have continuing involvement, in accordance with ASC 860, Transfers and Servicing.

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

Intangible Assets

Intangible assets represents amounts the Company paid to a third party in a settlement agreement to acquire the rights, title and interest to the domain name “Imperial.com” for a price of $160,000, and is included in prepaid expenses and other assets in the accompanying consolidated and combined balance sheet. The domain name is being amortized using the straight-line method over its estimated useful life.

Loss on Loan Payoffs and Settlements, Net

When a premium finance loan matures, we record the difference between the net carrying value of the loan and the cash received, or the fair value of the life insurance policy that is obtained in the event of payment default, as a gain or loss on loan payoffs and settlements, net. This account was significantly impacted by the Acorn settlement (see Note 18) whereby the Company recorded a loss on loan payoffs and settlements of $4.1 million and $5.5 million during the years ended December 31, 2011 and 2010, respectively.

Advertising Expense

Advertising costs are expensed as incurred and were approximately $6.2 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively. These costs are included within selling, general and administrative expenses in the consolidated and combined statement of operations.

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

Level 1—Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2—Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the reporting date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many investments. This condition could cause an investment to be reclassified to a lower level within the fair value hierarchy (see Note 16).

Fair Value Option

As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value. We have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in fair value of assets, liabilities, and commitments where we have elected fair value option are recorded in our consolidated and combined statement of operations. We have made this election because it is our intention to sell these assets within the next twelve months, and we believe it significantly reduces the disparity that exists between the GAAP carrying value of these structured settlements and our estimate of their economic value. All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 are recorded at cost. For the six months ended December 31, 2010, changes in the fair value of structured settlements where we elected the fair value option resulted in income of approximately $2.5 million. For the year ended December 31, 2011, changes in fair value of fair value of structured settlements where we elected the fair value option resulted in income of approximately $5.3 million.

Income Taxes

On February 3, 2011, the Company converted from a Florida limited liability company to a Florida corporation. As a limited liability company, the Company was treated as a partnership for United States federal and state income tax purposes and, as such, was not subject to taxation. For all periods subsequent to such conversion, the Company is subject to corporate-level United States federal and state income taxes (see Note 25).

Prior to the corporate conversion on February 3, 2011, the Company operated as a limited liability company. As a result, the income taxes on the earnings are payable by the member. Accordingly, no provision or liability for income taxes is reflected in the accompanying consolidated financial statements for 2010 and 2009.

The Company has adopted the provisions of ASC 740, Income Taxes (“ASC 740), related to uncertain tax positions. As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. The Company is subject to filing tax returns in the United States federal jurisdiction and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s open tax years for United States federal and state income tax examinations by tax authorities are 2008 to 2011. The Company’s policy is to classify interest and penalties (if any) as administrative expenses. At the time of conversion to C corporation status, the Company recorded a liability for uncertain tax benefits of $6.3 million upon conversion and it in additional paid-in-capital.

Upon the implementation of ASC 740, we recorded a one-time deferred tax liability of approximately $4.6 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. Pursuant to ASC 740 these deferred taxes were recorded in income tax expense, In addition, following the Conversion and prior to the initial public offering, one of our founding members entered into a reorganization that allowed us to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). Accordingly, in the second quarter of 2011 we recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit.

Stock-Based Compensation

We have adopted ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments issued upon or after the closing of our offering will be determined based on a valuation using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

Earnings Per Share

The Company computes net income per share/unit in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under the provisions of ASC 260, basic net income per share is computed by dividing the net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share adjusts basic net income per share for the effects of stock options and restricted stock awards only in periods in which such effect is dilutive. ASC 260 also requires the Company to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments.

Restricted Cash

The Cedar Lane credit facility requires the Company to retain 2% of the principal amount of each loan made to the borrower, for the purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of December 31, 2011 and December 31, 2010 the Company’s consolidated financial statements reflected balances of approximately $691,000 and $691,000 included in restricted cash, respectively (see Note 18).

Gain on Sale of Life Settlements

Gain on sale of life settlements includes gain from company-owned life settlements.

Risks and Uncertainties

In the normal course of business, the Company encounters economic, legal and longevity risk. There are three main components of economic risk: credit risk, market risk and concentration of credit risk. Credit risk is the risk of default on the Company’s loan portfolio that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk for the Company includes interest rate risk. Market risk also reflects the risk of declines in valuation of the Company’s investments, including declines caused by the selection of increased discount rates associated with the Company’s fair value model for investments in life settlements. It is reasonably possible that future changes to estimates involved in valuing life settlements could change and result in material effects to the future financial statements. Concentration of credit risk includes both the risk that lenders under the Company’s structured settlement financing facilities do not fund the purchase of structured settlement receivables when contractually obligated to do so and also includes the risk that an insurance carrier who has issued life insurance policies held by the Company in its portfolio does not remit the amount due under those policies upon policy maturities due to the deteriorating financial condition of the carrier or otherwise. Legal risk includes the risk that statutes define or courts interpret insurable interest in a manner adverse to the Company’s ownership rights in its portfolio of life insurance policies and the risk that courts allow insurance carriers to retain premiums paid by the Company in respect of insurance policies that have been successfully rescinded or contested. Longevity risk refers to the risk that the Company does not experience the mortalities of insureds in its portfolio of life insurance policies that are anticipated to occur on an actuarial basis in a timely manner, which would result in the Company expending additional amounts for the payment of premiums. See Note 21, Commitments and Contingencies.

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

Reclassifications

Certain reclassifications have been made to the previously issued amounts to conform to their treatment to the current presentation.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company in years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company in years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

NOTE 3—COMPREHENSIVE INCOME

The following represents comprehensive income (loss) before tax and net of tax for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Unrealized loss on securities available for sale	($66)	$—	$—
Tax effect	—	—	—

Net of Tax	(66)	—	—
Net loss as reported	(39,198)	(15,697)	(8,636)

Total comprehensive loss	($39,264)	$(15,697)	($8,636)

NOTE 4—EARNINGS PER SHARE

As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2009 to determine earnings per share for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, there were 21,202,614 issued and outstanding shares.

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

The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share data).

	2011	2010	2009
Basic earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(39,198)	$(15,697)	$(8,636)

Denominator:
Weighted average common shares outstanding	19,352,063	3,600,000	3,600,000

Basic earnings (loss) per share	$(2.03)	$(4.36)	$(2.40)

Diluted earnings per share:
Numerator:
Net income (loss) available to common stockholders	$(39,198)	$(15,697)	$(8,636)

Denominator:
Diluted weighted average shares outstanding	19,352,063	3,600,000	3,600,000

Diluted earnings (loss) per share(1)	$(2.03)	$(4.36)	$(2.40)

(1)	The computation of diluted EPS did not include 627,419 options, 4,240,521 warrants and 3,507 shares of restricted stock for the year ended December 31, 2011, as the effect of their inclusion would have been anti-dilutive.

Pro Forma Earnings Per Share

The pro forma earnings per share for the years ended December 31, 2010 and 2009, gives effect to (i) the consummation of the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units (including all accrued but unpaid dividends thereon) and all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of our common stock; (ii) the issuance of 27,000 shares of common stock to two of our employees pursuant to the terms of each of their respective phantom stock agreements; and (iii) the issuance and conversion of a $30.0 million debenture into 1,272,727 shares of our common stock as if these events had been completed by January 2009.

Unaudited pro forma net income attributable to common stockholders per share is computed using the weighted-average number of common shares outstanding, including the pro forma effect of (i) to (iii) above, as if such conversion occurred at January 1, 2009. The pro forma net income/(loss) reflects a reduction of interest expense of $178,000, net of tax, $3.1 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, due to the conversion of a promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our offering.

The following tables reconcile pro forma basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share data).

	2011	2010	2009
Basic earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders(1)(3)	$(39,020)	$(12,636)	$(5,360)

Denominator:
Weighted average common shares outstanding	19,352,063	3,600,000	3,600,000

Basic earnings (loss) per share	$(2.02)	$(3.51)	$(1.49)

Diluted earnings per share:
Numerator:
Net income (loss) available to common stockholders(1)(3)	$(39,020)	$(12,636)	$(5,360)

Denominator:
Diluted weighted average shares outstanding	19,352,063	3,600,000	3,600,000

Diluted earnings (loss) per share(2)	$(2.02)	$(3.51)	$(1.49)

(1)	Reflects a reduction of interest expense $178,000, net of tax, $3.1 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, due to the conversion of our promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our initial public offering.
(2)	The computation of diluted EPS did not include 627,419 options, 4,240,521 warrants and 3,507 shares of restricted stock for the year ended December 31, 2011, as the effect of their inclusion would have been anti-dilutive.
(3)	For the pro forma period for the years ended December 31, 2011, 2010 and 2009, the results of the Company being treated for the pro forma presentation as a “C” corporation resulted in no impact to the consolidated and combined balance sheet or statement of operations. The primary reasons for this are that the losses produce no current benefit and any net operating losses generated and other deferred assets (net of liabilities) at that time would have been fully reserved due to historical operating losses. The Company, therefore, has not recorded any pro forma tax provision.

NOTE 5—DEFERRED COSTS

On February 11, 2011, the Company closed its initial public offering (“IPO”) of 16,666,667 shares of common stock at an offering price of $10.75 per share and received net proceeds of $174.2 million (see Note 22). Costs directly associated with the Company’s IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. Once the IPO was closed, these costs were recorded as a reduction of the proceeds received in arriving at the amount recorded in additional paid-in-capital. Deferred offering costs were approximately $0 and $2.8 million as of December 31, 2011 and 2010, respectively.

During 2010 and 2009, the Company paid lender protection insurance premiums which were capitalized and are being amortized over the life of the loans using the effective interest method. The balance of costs related to lender protection insurance premium included in deferred costs in the accompanying balance sheet at December 31, 2011 and 2010 was approximately $1.1 million and $5.9 million, respectively. The state surplus taxes on the lender protection insurance premiums are 3.6% to 4.0% of the premiums paid. These costs were also capitalized and amortized over the life of the loans using the effective interest method. The balance of costs related to state surplus taxes included in deferred costs in the accompanying balance sheets at December 31, 2011 and 2010 was approximately $498,000 and $699,000, respectively.

During 2010 and 2009, the Company paid loan closing fees related to the closing of certain financing agreements. These costs were being capitalized and amortized over the life of the credit facilities using the effective interest method. The balance of costs related to securing credit facilities included in deferred costs in the accompanying balance sheet at December 31, 2011 and 2010 was approximately $301,000 and $1.4 million, respectively.

NOTE 6—DEPOSITS—OTHER

The Company has provided three $100,000 deposits and a $125,000 deposit to various states as a requirement for applying for and obtaining life settlement licenses in those states. The deposits are held by the state or custodians of the state and bear interest at market rates. Interest is generally distributed to the Company on a quarterly basis. Interest income of approximately $3,000 has been recognized on these deposits for the year ended December 31, 2011.

The Company has purchased surety bonds in various amounts as a requirement for applying for and obtaining life settlement licenses in certain states. As of December 31, 2011, the Company has surety bonds in five states which total $750,000 and expire in May 2013. The surety bonds are backed by a letter of credit from a national bank in the amount of $850,000, which is collateralized by certificates of deposit with the bank in the amount of $891,010, including accrued interest. The certificates of deposit accrue interest rates between 0.20% and 1.59% per annum. As the letter of credit was maturing on May 8, 2012, the surety bond underwriter drew on the facility totaling $850,000. The amount is being held with the underwriter as a deposit as collateral for the surety bonds. As a result, the certificate of deposit will not be renewed. The certificates of deposit are recorded at cost in the balance sheet and are restricted at year end. Interest income of approximately $11,000 has been recognized in the year ended December 31, 2011. The Company excepts to continue to maintain the deposit with the surety bond underwriter as collateral for the foreseeable future.

As of December 31, 2011 the Company had an a additional deposit of $250,000 in connection with its Cedar Lane credit facility and approximately $86,000 in miscellaneous deposits recorded in deposits-other in the accompanying balance sheet.

NOTE 7—FIXED ASSETS

Fixed assets at December 31, 2011 and 2010 are summarized as follows (in thousands):

	For the Year Ended December 31,
	2011	2010
Computer software and equipment	$2,286	$2,032
Furniture, fixtures and equipment	1,046	1,026
Leasehold improvements	666	629

	3,998	3,687
Less: Accumulated depreciation	3,413	2,811

Fixed assets, net	$585	$876

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $602,000, $722,000 and 888,000, respectively and is included in selling, general, and administrative expenses in the accompanying consolidated statement of income. During 2011, the Company recorded $10,000 in amortization expense related to its domain name (See Note 2) which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

NOTE 8—GAIN ON MATURITIES OF LIFE SETTLEMENTS WITH SUBROGATION RIGHTS

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company had not collected the $10.0 million death benefit under this policy as of December 31, 2011.

The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expenses of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In accordance with ASC 450, the Company recognized death benefits, net of subrogation expenses on the larger policy in the second quarter of 2012. See Note 26.

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

NOTE 9—INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values of securities available for sale at December 31, 2011 are as follows (in thousands):

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$41,697	32	$(127)	$41,602
Government bonds	14,789	39	(9)	14,819
Other bonds	821	—	—	821

Total available for sale securities	$57,307	$71	$(136)	$57,242

The scheduled maturities of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	December 31, 2011
	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,904	$25,892
Due after one year but less than five years	20,243	20,160
Due after five years but less than ten years	11,160	11,190

Total available for sale securities	$57,307	$57,242

Information pertaining to securities with gross unrealized losses at December 31, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Corporate bonds	26,051	(127)	—	—	26,051	(127)
Government bonds	5,927	(9)	—	—	5,927	(9)
Other bonds	—	—	—	—	—	—

Total available for sale securities	$31,978	$(136)	$—	$—	$31,978	$(136)

Proceeds from sale and prepayment of investment securities available for sale during the year ended December 31, 2011 amounted to approximately $69.5 million, resulting in gross realized gains of approximately $21,000.

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

None of the securities in unrealized loss positions at December 31, 2011 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity. At December 31, 2011, 31 securities were in unrealized loss positions. The amount of unrealized losses related to all of these securities was considered insignificant, totaling approximately $136,000. None of these securities were in a continuous unrealized loss position for 12 months or longer. No further analysis with respect to these securities was considered necessary.

The Company had no investment in available for sale securities prior to fiscal year 2011.

NOTE 10—LOANS RECEIVABLE

A summary of loans receivables at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Loan principal balance	$31,264	$76,939
Loan origination fees, net	8,307	20,263
Loan impairment valuation	(10,195)	(7,176)

Loans receivable, net	$29,376	$90,026

The Company also had interest receivable, net which consisted of approximately $7.7 million and $14.5 million in accrued and unpaid interest at December 31, 2011 and 2010, respectively and a related impairment valuation of approximately $1.9 million and $1.3 million, respectively.

An analysis of the changes in loans receivable principal balance during the years ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Loan principal balance, beginning	$76,939	$167,692
Loan originations	18,385	20,536
Subsequent year premiums paid, net of reimbursement	339	4,208
Loan write-offs	(3,058)	(5,378)
Loan payoffs	(55,277)	(108,218)
Loans transferred to investments in life settlements	(6,064)	(1,901)

Loan principal balance, ending	$31,264	$76,939

Loan origination fees include origination fees which are payable to the Company on the date the loan matures. The loan origination fees are reduced by any direct costs that are directly related to the creation of the loan receivable in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and the net balance is accreted over the life of the loan using the effective interest method. Discounts include purchase discounts, net of accretion, which are attributable to loans that were acquired from affiliated companies under common ownership and control.

In accordance with ASC 310, Receivables, the Company specifically evaluates all loans for impairment based on the fair value of the underlying policies as foreclosure is considered probable. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying policies. The provision for losses on loans receivable for uninsured loans has increased in the year ended December 31, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Note 15.

An analysis of the loan impairment valuation for the year ended December 31, 2011 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$7,176	$1,340	$8,516
Provision for loan losses	6,793	796	7,589
Charge-offs	(3,774)	(216)	(3,990)

Balance at end of period	$10,195	$1,920	$12,115

An analysis of the loan impairment valuation for the year ended December 31, 2010 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$11,599	$1,788	$13,387
Provision for loan losses	2,276	2,200	4,476
Charge-offs	(8,205)	(2,647)	(10,852)
Recoveries	1,506	—	1,506

Balance at end of period	$7,176	$1,341	$8,517

An analysis of the loan impairment valuation for the year ended December 31, 2009 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$8,862	$1,442	$10,304
Provision for loan losses	8,616	1,214	9,830
Charge-offs	(5,879)	(868)	(6,747)
Recoveries	—	—	—

Balance at end of period	$11,599	$1,788	$13,387

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the year ended December 31, 2011 is as follows (in thousands):

	Uninsured Loans	Insured Loans	Total
Loan impairment valuation
Balance at beginning of period	$888	$6,288	$7,176
Provision for loan losses	6,774	19	6,793
Charge-offs	(748)	(3,026)	(3,774)

Ending balance	$6,914	$3,281	$10,195

Ending balance: individually evaluated for impairment	$6,914	$3,281	$10,195

All loans were individually evaluated for impairment as of December 31, 2011. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality. Notwithstanding the foregoing, the provision for losses on loans receivable for uninsured loans has increased for the year ended December 31, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Note 15.

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

An analysis of the credit quality indicators by loan type at December 31, 2011 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	694	5.08%	222	1.26%
AA	—	0.00%	—	0.00%
AA-	6,558	48.05%	9,085	51.57%
A+	3,060	22.42%	1,287	7.31%
A1	—	0.00%	—	0.00%
A	3,336	24.44%	7,022	39.86%
BB-	—	0.00%	—	0.00%

Total	$13,648	100%	$17,616	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of December 31, 2011, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poors (S&P).

An analysis of the credit quality indicators by loan type at December 31, 2010 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$571	0.79%
AA+	—	0.00%	1,066	1.48%
AA	—	0.00%	278	0.39%
AA-	2,720	53.79%	40,847	56.83%
A+	2,336	46.21%	9,978	13.88%
A1	—	0.00%	2,235	3.11%
A	—	0.00%	16,443	22.87%
BB-	—	0.00%	465	0.65%

Total	$5,056	100%	$71,883	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of December 31, 2011, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poors (S&P).

A summary of our investment in impaired loans at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Loan receivable, net	$17,424	$33,353
Interest receivable, net	6,799	5,646

Investment in impaired loans	$24,223	$38,999

An analysis of impaired loans with and without a related allowance at December 31, 2011 is presented in the following table by loan type (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	10,153	13,628	6,894	6,764	1,684
Insured Loans	14,070	10,391	3,301	24,847	3,195

Total Impaired Loans	$24,223	$24,019	$10,195	$31,611	$4,879

An analysis of impaired loans with and without a related allowance at December 31, 2010 is presented in the following table by loan type (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	3,376	3,184	888	5,367	644
Insured Loans	35,623	29,188	6,288	41,461	5,002

Total Impaired Loans	$38,999	$32,372	$7,176	$46,828	$5,646

An analysis of impaired loans with and without a related allowance at December 31, 2009, is presented in the following table by loan type (in thousands)

An analysis of the loan impairment valuation for the year ended December 31, 2009 is as follows:

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$8,861,910	$1,441,552	$10,303,462
Provision for loan losses	8,616,097	1,214,221	9,830,318
Charge-offs	(5,879,243)	(867,229)	(6,746,472)
Recoveries	—	—	—

Balance at end of period	$11,598,764	$1,788,544	$13,387,308

The amount of the investment in impaired loans that had an allowance as of December 31, 2011 and 2010 was $24.2 million and $39.0 million, respectively. The amount of the investment in impaired loans that did not have an allowance was $0 as of December 31, 2011 and 2010. The average investment in impaired loans during the years ended December 31, 2011 and 2010 was approximately $31.6 million and $46.8 million, respectively. The interest recognized on the impaired loans was approximately $4.9 million and $5.6 million for the years ended December 31, 2011 and 2010, respectively.

An analysis of past due at December 31, 2011 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	1,570	—	—	1,570

Total	$1,570	$—	$599	$2,169

An analysis of past due at December 31, 2010 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$39	$—	$816	$855
Insured Loans	3,034	102	—	3,136

Total	$3,073	$102	$816	$3,991

The allowance for interest receivable represents interest that is not expected to be collected. At the time the interest income was recognized and at the end of the reporting period in which the interest income was recognized, the interest income was believed to be collectible. The Company continually reassesses whether interest income is collectible in conjunction with its loan impairment analysis. The allowance for interest receivable represents interest that was determined to be uncollectible during a reporting period subsequent to the initial recognition of the interest income.

As of December 31, 2011, the loan portfolio consisted of loans with original maturities of 2 to 4 years and variable interest rates at an average interest rate of 12%.

During 2011, 2010 and 2009, the Company originated 58, 97 and 194 loans receivable with a principal balance of approximately $18.3 million, $20.5 million and $51.6 million, respectively. Loan interest receivable at December 31, 2011, 2010 and 2009, was approximately $5.9 million, $13.1 million and $21.0 net of impairment of approximately $1.8 million, $1.3 million and $1.8 million, respectively. As of December 31, 2011, there were 138 loans with the average loan balance of approximately $227,000.

In 2011 and 2010, we financed subsequent premiums to keep the underlying insurance policies in force in 13 and 149 loans receivable with aggregate principal balances of approximately $339,000 and $4.2 million, respectively. These balances included approximately $0 and $3.6 million of loans financed from our credit facilities and approximately $339,000 and $0.6 million of loans financed with cash received from affiliated companies, respectively.

During 2011, 2010 and 2009, 131, 438 and 110 of our loans were paid off with proceeds totaling approximately $51.7 million, $155.5 million and $36.1 million, respectively, of which approximately $32.0 million, $109.9 million and $27.9 million was for the principal of the loans and approximately $ 9.3 million, $24.7 million and $3.8 million was for accrued interest, respectively, and accreted origination fees of approximately $ 13.2 million, $33.6 million and $7.5 million, respectively. The Company had an impairment associated with these loans of approximately $ 4.8 million, $13.3 million and $2.9 million, respectively. The loans had aggregate discount balances at the time of repayment totaling approximately $0, $13,000 and $60,000, respectively. We recognized a gain of approximately $ 736,000 and a gain of approximately $576,000 and a loss of $73,000 on these transactions, respectively.

The Company wrote off 14, 8 and 94 loans during 2011, 2010 and 2009 respectively, because the collectability of the original loans was unlikely and the underlying policies were allowed to lapse. The principal amount written off was approximately $6.0 million, $879,000 and $3.3 million with accrued interest of approximately $ 720,000, $272,000 and $572,000, respectively, and accreted origination fees of approximately $ 1.3 million, $391,000 and $153,00, respectively. The Company had an impairment associated with these loans of approximately $ 2.3 million, $1.5 million and $1.5 million and incurred a loss on these loans of approximately $0, $42,000 and $2.6 million, respectively.

During 2011, 2010 and 2009, the Company wrote off 9, 34 and 64 loans, respectively related to the Acorn facility (see Note 18). The principal amount written off was approximately $2.5 million, $4.7 million and $8.4 million with accrued interest of approximately $ 574,000, $1.0 million and $1.0 million , and origination receivable of approximately $ 409,000, $884,000 and 559,000, respectively. The Company received partial payment in 2010 of $686,000. The Company had an impairment associated with these loans of approximately $ 120,000, $371,000 and $584,000, and incurred a loss on these loans of approximately $3.4 million, $5.5 million and $10.2 million, respectively.

During 2011, the one loan not settled with the Ableco facility payoff (see note 17) was written off. The principal amount written off was approximately $534,000 with accrued interest of approximately $192,000, and origination receivable of approximately $205,000. The Company had impairment associated to this loan of approximately $698,000 and recorded a loss of approximately $233,000.

NOTE 11—ORIGINATION FEES

A summary of the balances of origination fees that are included in loans receivable in the consolidated and combined balance sheet as of December 31 is as follows (in thousands):

	2011	2010
Loan origination fees gross	$10,844	$30,183
Un-accreted origination fees	(2,666)	(10,190)
Amortized loan originations costs	129	270

	$8,307	$20,263

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

NOTE 12—AGENCY FEES RECEIVABLE

Agency fees receivable are agency fees due from insurance agents related to premium finance loans. The balance of agency fees receivable at December 31, 2011 and 2010 were approximately $0 and $561,000 respectively, net of a reserve of approximately $260,000 and $205,000, respectively. Bad debt expense was approximately $82,000 and $85,000 at December 31, 2011 and 2010, respectively, and is included in selling, general and administrative expenses on the consolidated and combined statement of operations.

An analysis of the changes in the allowance for doubtful accounts for past due agency fees during the years ended December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Balance at beginning of period	$205	$120
Bad debt expense	82	85
Write-offs	(27)	—

Balance at end of period	$260	$205

NOTE 13—STOCK-BASED COMPENSATION

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The Company recognized approximately $1.5 million in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the year ended December 31, 2011. The Company incurred additional stock-based compensation expense of approximately $290,000 related to the conversion of two phantom stock agreements it had with two employees into 27,000 shares of common stock in connection with its corporate conversion in the first quarter of 2011 and approximately $34,000 in stock-based compensation relating to restricted stock granted to its board of directors during the year ended December 31, 2011. Prior to our initial public offering, the Company had no equity compensation plan.

Options

As of December 31, 2011, options to purchase 627,419 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $10.75 per share. All of the outstanding options expire seven years after the date of grant and were granted with a strike price at $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years.

The Company has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

Year Ended December 31, 2011
Expected Volatility	54.18% – 54.23%
Expected Dividend	0%
Expected Term in Years	4.5
Risk Free Rate	2.16% – 2.29%

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

The following table presents the activity of the Company’s outstanding stock options of common stock for the year ended December 31, 2011:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	—	—	—	$—
Options granted	665,956	$10.75	6.11	$—
Options exercised	—	—	—	—
Options forfeited	(38,537)	10.75	—	—
Options expired	—	—	—	—

Options outstanding, December 31, 2011	627,419	$10.75	6.11	$—

Exercisable at December 31, 2011	50,000	10.74	6.12	$—

Unvested at December 31, 2011	577,419	$10.75	6.11	$—

As of December 31, 2011, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

The following table presents the values of option grants and exercises for the year ended December 31, 2011:

For the Year Ended December 31, 2011
Grant date weighted average fair value per share of options granted during the period	$4.98
Total intrinsic value of options exercised	$—
Cash received from options exercised	$—
Actual tax benefit to be realized from option exercises	$—

The remaining unamortized amounts of approximately $876,000, $628,000 and $64,000 will be expensed during 2012, 2013 and 2014, respectively.

Restricted Stock

As of December 31, 2011, 3,507 shares of restricted stock granted to our directors under the Omnibus Plan was outstanding subject to a one year vesting schedule commencing on the date of grant. The fair value of the unvested restricted stock was valued at $38,016 based on the closing price of the Company’s shares on the grant date.

The following table presents the activity of the Company’s unvested restricted common shares for the year ended December 31, 2011:

Common Unvested Shares	Number of Shares
Outstanding December 31, 2010	—
Granted	3,507
Vested	—
Forfeited	—

Outstanding December 31, 2011	3,507

The aggregate intrinsic value for these awards is $6,593 and the remaining weighted average life of these awards is 0.11 years as of December 31, 2011. The Company expensed approximately $34,000 of stock based compensation related to these awards during the year-ended December 31, 2011. The remaining unamortized amount of approximately $4,000 will be expensed in the first quarter of 2012.

NOTE 14—STRUCTURED SETTLEMENTS

The balances of the Company’s structured settlements are as follows (in thousands):

	December 31, 2011	December 31, 2010
Structured settlements—at cost	$1,553	$1,090
Structured settlements—at fair value	12,376	1,446

Structured settlements receivable, net	$13,929	$2,536

All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. During 2011, the Company reacquired certain structured settlements that were originally acquired prior to July 1, 2010 and the Company continued to carry these structured settlements at cost upon reacquisition.

Certain financing arrangements for the Company’s structured settlements are described below:

Life-Contingent Structured Settlement Facility

On April 12, 2011, the Company entered into a financing arrangement for the acquisition of life-contingent structured settlement receivables. The Company’s direct wholly-owned subsidiary, Washington Square Financial, LLC (“WSF”), entered into a purchase agreement to sell up to $40.0 million of structured settlement receivables to its wholly owned special purpose vehicle, Contingent Settlements I, LLC (“CSI”). Through a trust agreement, CSI agreed to sell the life-contingent structured settlement receivables sold to it under the purchase agreement with WSF into a statutory trust that would issue a Class A Note and a residual interest certificate to Beacon Annuity Fund (“Beacon”) and CSI, respectively. Beacon agreed, subject to certain customary funding conditions, to advance up to $40.0 million under its Class A Note, which would entitle Beacon to, among other things, the first 17 years of payments under the life-contingent structured settlement receivables, from the date such receivables are sold into the trust. Beacon committed to purchase the receivables and make advances under the Class A Note for one year absent the occurrence of certain events of default. In the fourth quarter of 2011, the Company ceased financing life-contingent structured settlement receivables under this facility and, on December 30, 2011, entered into an Omnibus Termination Agreement with Beacon and certain other parties to terminate the facility.

On the same day the Omnibus Termination Agreement was executed, December 30, 2011, WSF entered into a forward purchase and sale agreement (“PSA”) to sell up to $40.0 million of life-contingent structured settlement receivables to Compass Settlements, LLC (“Compass”), an entity managed by Beacon. Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $5.0 million, up to $40.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twenty-four months, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company agreed to guaranty WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations.

The first sale under the PSA included all the previous life-contingent structured settlement receivables financed under the original facility with Beacon, including the residual amounts represented in the prior facility’s residual interest certificate, as well as 15 life-contingent structured settlement receivables for $1.7 million that were not previously financed by Beacon. The sale of residual life-contingent structured settlements on 121 deals, formerly represented by residual interest certificate, generated $317,000 recorded as a gain on sale of structured settlements. The sale of the additional 15 life-contingent structured settlements generated income of $158,000, which was recorded as a gain on sale of structured settlements and realized $168,000 recorded in unrealized change in fair value of structured settlements.

Included in the December 30, 2011 sale, the 216 deals sold to CSI during 2011 (not including amounts formerly represented by the residual interest certificate) were transferred to Compass for no cash. During the year WSF generated gain on sale of structured settlements of $1.3 million and unrealized change in fair value of structured settlements of $664,000.

The Company also realized income of approximately $923,000 that was recorded as an unrealized change in fair value on structured settlements that are intended for sale to Compass.

8.39% Fixed Rate Asset Backed Variable Funding Notes

Imperial Settlements Financing 2010, LLC (“ISF 2010”) was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide ISF 2010 liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39%

Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder has committed to advance ISF 2010 up to $50 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of December 31, 2011 and December 31, 2010, the balance of the notes outstanding on the special purpose financing entity’s books was $20.6 million and $1.7 million, respectively.

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of December 31, 2011 and December 31, 2010 were approximately $1.0 million and $71,000 and are included in investment in affiliate in the accompanying consolidated balance sheet.

During the year ended December 31, 2011, the Company sold 47 term certain structured settlements, 12 of which were originated in 2010, generating income of approximately of $129,000 which was recorded as an unrealized change in fair value of structured settlements in 2010, 35 of which were sold during 2011 generating income of $295,000 which was recorded as an unrealized change in fair value of structured settlements. The Company also realized income of approximately $3.2 million that was recorded as an unrealized change in fair value on structured settlements that are intended for sale to ISF 2010.

The Company originated and sold 0 and 306 term certain structured settlement transactions during the three months and twelve months ended December 31, 2011, respectively, under this facility generating income of approximately $0.0 million and $3.6 million, respectively, which was recorded as a gain on sale of structured settlements. During the nine months ended September 30, 2011 the Company also purchased and sold 131 term certain structured transactions under this facility generating income of $64,000 which was recorded as a realized gain on sale of structured settlements.

During the year ended December 31, 2011, the Company also had three special purpose entities that pledged 38 term certain structured settlement transactions under this facility generating income of approximately $32,000, which was recorded as a change in fair value of structured settlements. The Company received $17.8 million in cash from these transfers during 2011. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust.

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

In addition to its intended sales of CSI and ISF 2010, the Company recorded income of approximately $135,000 that was recorded as unrealized change in fair value on structured settlements that are intended for sale to other parties. The Company also sold 5 deals to unrelated parties for $178,000 generating income of $73,000 recorded as a gain on sale of structured settlements.

Total income recognized through accretion of interest income on structured settlement transactions for the years ended December 31, 2011 and 2010 was approximately $552,000 and $334,000, respectively, recognized in interest income in the accompanying consolidated and combined statement of operations. The receivables at

December 31, 2011 and December 31, 2010 were approximately $13.9 million and $2.5 million, respectively, net of a discount of approximately $27.8 million and $2.2 million, respectively.

The Company recognized a gain on sale of approximately $215,000 and $224,000 through the collection of holdback funds during the years ended December 31, 2011 and December 31, 2010, respectively. The holdback is equal to the aggregate amount of payments due and payable by the annuity holder within 90 days after the date of sale. These amounts are held back in accordance with the purchase agreement and will be released upon proof of collection by the Company acting as servicer.

NOTE 15—INVESTMENT IN LIFE SETTLEMENTS (LIFE INSURANCE POLICIES)

During 2011 and 2010, the Company acquired certain life insurance policies as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. In 2011, the Company also began acquiring life insurance policies in the secondary and tertiary markets. The Company elected to account for these policies using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy and expected premiums assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require.

At December 31, 2011, the Company considered the discount rate based on information that was then available and further adjusted the discount rates, resulting in a weighted average discount rate of 24.31%. In addition to a continuing softening in the market perceived by the Company and corroborated by third party consultants engaged by the Company, the Company viewed a further adjustment to its discount rates as necessary because of the perceived risk premium that an investor would require to transact in a policy associated with the Company. Since the onset of the credit crisis in 2007, capital has generally been limited and credit has generally been costly for the purchase of life insurance policies in the secondary and tertiary markets. At December 31, 2011, in light of the USAO Investigation and publicly available information about the Company and the investigation at that time, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, the Company believes that an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. In fact, the Company did not attempt to sell any life insurance policies in the fourth quarter of 2011. Since that time, however, market participants have transacted with the Company and the Company believes that investors will require less of a risk premium to transact in policies associated with the Company since our entering into the Non-Prosecution Agreement.

As of December 31, 2011, the Company owned 190 policies with an aggregate investment in life settlements of $90.9 million. Of these 190 policies, 145 were previously premium financed and are valued using discount rates that range from 18.65% - 32.25%. The remaining 45 policies are valued using a discount rate of 16.65%.

In its fair value methodology and in determining the life expectancy of an insured, the Company applies an actuarial table developed by a third party. In contrast, in pricing trades we believe many market participants generally reference a table developed by the U.S. Society of Actuaries known as the 2008 Valuation Basic Table, or the 2008 VBT. The table used by Imperial to value its life settlements is generally more conservative in that it applies the mortality experience of an insured population that is representative of participants in the life settlement market. Because of the relative greater wealth of the participants in the life settlement market, and thus their access to superior healthcare, these individuals tend to live longer than the general population. The Company believes that applying the 2008 VBT table to its portfolio would not result in a material difference.

As is the case with most market participants, the Company uses life expectancies that are provided by third-party life expectancy providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months longer than the life expectancies provided by these third parties, the change in fair market value would be a loss of approximately $163 million. Conversely, if all of the insured lives in the Company’s life settlement portfolio live six months shorter than the life expectancies provided by these third parties, the change in fair market value would be a gain of $18.0 million.

The following table describes the Company’s investment in life settlements as of December 31, 2011 (in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 – 1	—	$—	$—
1 – 2	1	3,033	5,000
2 – 3	2	2,484	4,500
3 – 4	4	7,084	20,200
4 – 5	3	2,357	7,950
Thereafter	180	75,959	897,816

Total	190	90,917	935,466

Of the 190 policies held as of December 31, 2011, 85 of these policies previously had lender protection insurance related to their premium finance loans prior to being classified as investments in life settlements. 13 of the 190 policies had a nexus to the Company’s retail non-seminar business premium finance business. See Note 1.

The average life expectancy of insureds in the policies owned by the Company at December 31, 2011 was 10.6 years. The following table describes the Company’s investment in life settlements as of December 31, 2010 (in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	—	—	—
3 – 4	1	884	2,000
4 – 5	1	628	2,200
Thereafter	39	15,626	201,082

Total	41	17,138	205,282

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2011, are as follows (in thousands):

2012	24,059
2013	24,553
2014	21,445
2015	22,247
2016	22,687
Thereafter	269,478

$384,469

The amount of $384.5 million noted above represents the total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives. The Company has not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets).

NOTE 16—FAIR VALUE MEASUREMENTS

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

Level 1—Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2—Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$90,917	$90,917
Structured settlement receivables	—	—	12,376	12,376
Investment securities available for sale	—	57,242	—	57,242

	$—	$57,242	$103,293	$160,535

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2010, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$17,138	$17,138
Structured settlement receivables	—	—	1,446	1,446

	$—	$—	$18,584	$18,584

The Company experienced a loss on realized change in fair value of life settlements of approximately $422,000 during the year ended December 31, 2010 as a result of deciding to let four policies lapse when it determined that future premium expense could be deployed for better uses.

The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2011, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2010	$17,138
Purchase of policies	50,480
Acquired in foreclosure	6,409
Unrealized change in fair value	570
Premiums paid	16,320

Balance, December 31, 2011	$90,917

Changes in fair value included in earnings for the period relating to assets held at December 31, 2011	$570

Structured Settlements:
Balance, December 31, 2010	$1,446
Purchase of contracts	27,545
Unrealized change in fair value	5,302
Sale of contracts	(21,723)
Collections	(194)

Balance, December 31, 2011	$12,376

Changes in fair value included in earnings for the period relating to assets held at December 31, 2011	$4,218

The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2010, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2009	$4,306
Purchase of policies	1,323
Acquired in foreclosure	2,677
Unrealized change in fair value	10,156
Sale of policies	(1,324)

Balance, December 31, 2010	$17,138

Changes in fair value included in earnings for the period relating to assets held at December 31, 2010	$10,128

Structured Settlements:
Balance, December 31, 2009	$—
Purchase of contracts	9,865
Unrealized change in fair value	2,477
Sale of contracts	(10,852)
Collections	(44)

Balance, December 31, 2010	$1,446

Changes in fair value included in earnings for the period relating to assets held at December 31, 2010	$705

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs into the model are the life expectancy of the insured, expected premiums and the discount rate, which are not observable. As of December 31, 2011 and 2010, the Company had insured impaired loans (Level 2) with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately $14.1 million and $35.6 million. As of December 31, 2011 and 2010, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $10.2 million and $3.4 million, respectively. The provision for losses on loans receivable related to impaired loans was approximately $7.6 million and $4.5 million for the years ended December 31, 2011 and 2010, respectively. The provision for uninsured loans has increased in the year ended December 31, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 10 and 15.

NOTE 17—LENDER PROTECTION INSURANCE CLAIMS RECEIVED IN ADVANCE

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

Under the lender protection program, the Company paid lender protection insurance premiums at or about the time the coverage for a particular loan becomes effective. The Company recorded this amount as a deferred cost on our balance sheet, and then expenses the premiums over the life of the underlying premium finance loans using the effective interest method. As of September 8, 2010, the deferred premium costs associated with the Ableco facility totaled $5.4 million. Since these insurance claims have been prepaid and Ableco has been repaid in full, the Company accelerated the expensing of these deferred costs and recorded this $5.4 million expense as amortization of deferred costs. Also in connection with the termination of the Ableco facility, the Company accelerated the expensing of approximately $980,000 of deferred costs which resulted from professional fees related to the creation of the Ableco facility. The Company recorded these charges as Amortized Deferred Costs. In the aggregate, we accelerated the expensing of $6.4 million in deferred costs as a result of this one-time transaction which was recorded during the third quarter of 2010.

The insurance claim settlement of $96.9 million was recorded as lender protection insurance claims received in advance on our consolidated and combined balance sheet. As the premium finance loans mature and in the event of default, the insurance claim is applied against the premium finance loan. As of December 31, 2011 and 2010, the Company has $0 and $31.2 million, respectively remaining of lender protection insurance claims paid in advance related to premium finance loans which have not yet matured.

NOTE 18—NOTES AND DEBENTURE PAYABLE

A summary of the principal balances of notes payable included in the consolidated and combined balance sheet as of December 31, 2011 and 2010 is as follows (in thousands):

	Total Notes Payble
	December 30, 2011	December 31, 2010
Cedar Lane	$19,104	$34,209
Skarbonka debenture	—	29,767
White Oak, Inc.	173	21,219
Acorn Capital Group	—	3,988
CTL Holdings, LLC	—	24

	19,277	89,207
Related Party	—	2,402

Total	$19,277	$91,609

Cedar Lane

On December 2, 2009, Imperial PFC Financing II, LLC was formed to enter into a financing agreement with Cedar Lane Capital, LLC, so that Imperial PFC Financing II, LLC could purchase Imperial Premium Finance notes for cash or a participation interest in the notes. The financing agreement is for a minimum of $5 million to a maximum of $250 million. The agreement is for a term of 28 months from the time of borrowing and the borrowings bear an annual interest rate of 14%, 15% or 16%, depending on the class of lender and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial PFC Financing II, LLC. The Company believes it is in compliance at December 31, 2011. The outstanding principal at December 31, 2011 and 2010 was approximately $19.1 million and $34.2 million, respectively, and accrued interest was approximately $5.4 million and $4.3 million, respectively. The Company is required to retain 2% of the principal amount of each loan made to the borrower, for purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of December 31, 2011 and December 31, 2010 the Company’s consolidated financial statements reflected balances of approximately $691,000 included in restricted cash. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010. As a result, we are no longer able to originate new premium finance loans under our credit facilities.

Skarbonka Debenture

On November 1, 2010, the Series B Preferred Units owned by Premium Funding, Inc. were exchanged along with the common units owned by Premium Funding, Inc. and a promissory note issued to Skarbonka for $30.0 million debenture that matured October 4, 2011. The Company valued the components of the $30 million debenture as follows: $8.0 million of the debenture was attributed to the repurchase of 112,500 shares of common units. These common units were originally issued on December 15, 2006 for $5.0 million in cash. The value attributed to the common units reflects an agreement between the Company and its shareholders and equates to a return on investment of approximately 15% per annum for the period they have been outstanding (approximately 4 years); $19.0 million of the debenture was attributed to (i) the repayment of $18.3 million ($16.1 million of principal and $2.2 million of accrued interest) due as of November 1, 2010 on the promissory note in favor of Skarbonka and (ii) an agreement between the Company and its shareholders to contribute an additional $700,000 in value to imputed interest on the debenture until the expected repayment date; and $3.0 million of value was attributed to the repurchase of 25,000 shares of Series B preferred units. The Series B preferred units were originally issued on December 30, 2009 for $2.5 million. As of November 1, 2010 (issuance of debenture), these units had an unpaid preferred return of $333,000.

As of December 31, 2010, the Company had amortized $467,000 of imputed interest relating to the debenture payable as a component of interest expense in the accompanying consolidated and combined statement of operations. On February 11, 2011, the date of the closing of the Company’s initial public offering, the debenture was converted into shares of the Company’s common stock (See Note 22).

White Oak, Inc.

On February 5, 2009, Imperial Life Financing II, LLC, was formed to enter into a loan agreement with White Oak Global Advisors, LLC, so that Imperial Life Financing II, LLC could purchase Imperial Premium Finance notes in exchange for cash or a participation interest in the notes.

The loan agreement is for $15 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of December 31, 2011 and 2010 was 20.1% and 19.65%, respectively. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial Life Financing II, LLC. The Company believes it is in compliance at December 31, 2011 and 2010. The notes are payable 6-26 months from issuance and the facility matured on September 30, 2011.

In September 2009, the Imperial Life Financing II, LLC loan agreement was amended to increase the commitment by $12 million to a total commitment of $27 million. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The notes are payable 6-26 months from issuance and the facility matures on March 11, 2012. The outstanding principal at December 31, 2011 and 2010, was approximately $172,000 and $21.2 million, respectively, and accrued interest was approximately $104,000 and $3.9 million, respectively. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. As a result, we are no longer able to originate new premium finance loans under our credit facilities.

Acorn Capital Group

A lender, Acorn Capital Group (“Acorn”), breached a credit facility agreement with the Company by not funding ongoing premiums on certain life insurance policies serving as collateral for premium finance loans. The first time that they failed to make scheduled premium payments was in July 2008 and the Company had no forewarning that this lender was experiencing financial difficulties. When they stopped funding under the credit facility, the Company had no time to seek other financing to fund the ongoing premiums. The result was that a total of 119 policies lapsed due to non-payment of premiums from January 1, 2008 through December 31, 2011.

In May 2009, the Company entered a settlement agreement whereby Acorn released us from our obligations related to the credit agreement. Acorn subsequently assigned all of its rights and obligations under the settlement agreement to Asset Based Resource Group, LLC (“ABRG”). As part of the settlement agreement, the Company continues to service the original loans and ABRG determines whether or not it will continue to fund the loans. If ABRG chooses not to continue funding a loan, the Company has the option to fund the loan or try to sell the loan or related policy to another party. The Company elects to fund the loan only if it believes there is value in the policy servicing as collateral for the loans after considering the costs of keeping the policy in force. Regardless of whether the Company funds the loan or sells the loan or related policy to another party, the Company’s debt under the Acorn facility is forgiven and it records a gain on forgiveness of debt. If the Company funds the loan, it remains on the balance sheet, otherwise it is written off and the Company records the amount written off as a loss on loan payoffs and settlements, net. If ABRG funds the premium payment, this additional funding is evidenced by a new note, with an annual interest rate of 14.5% per annum, which is due and payable by the Company thirteen months following the advance. Once the Company is legally released from their debt obligation either judicially or by ABRG, the Company will record a corresponding debt reduction.

As part of the settlement agreement, new notes were signed with annual interest rates of 14.5% compounding annually and totaled approximately $12.7 million on May 19, 2009. On the notes that were cancelled by ABRG during the years ended December 31, 2011 and 2010, the Company was forgiven principal totaling approximately $3.6 million and $5.6 million, respectively, and interest of approximately $1.4 million and $2.0 million, respectively. The Company recorded these amounts as gain on forgiveness of debt. Partially offsetting these gains, the Company had loan losses totaling approximately $4.1 million and $5.5 million, during the years ended December 31, 2011 and 2010, respectively. The Company recorded these amounts as loss on loan payoffs and settlements, net. As of December 31, 2011, there were no loans out of 119 loans originally financed in the Acorn facility outstanding.

As of December 31, 2011 and 2010, the Company owed approximately $0 and $4.0 million, respectively, and accrued interest was approximately $0 million and $1.3 million, respectively.

CTL Holdings LLC

In November 2008, Imperial Life Financing, LLC entered into a promissory note for $30 million with CTL Holdings, LLC. The note is due on December 26, 2012 and bears interest at a fixed rate per advance. The average interest rate as of December 31, 2011 and 2010 is approximately 9.5%. On September 8, 2010, the lender protection insurance related to our credit facility with Ableco Finance, LLC (“Ableco”) was terminated and settled pursuant to a claims settlement agreement, resulting in our receipt of an insurance claims settlement of approximately $96.9 million. We used approximately $32.9 million of the settlement proceeds to pay off the amounts borrowed under the grid promissory note in favor of CTL Holdings, LLC. The outstanding principal at December 31, 2011 and 2010 was approximately $0 and $24,000, respectively, and accrued interest was approximately $0 and $1,000, respectively. There are no financial or restrictive covenants under this promissory note.

Related Party

In October 2008, the Company entered into two balloon promissory note agreements with a related party where money was borrowed to cover operating expenses of approximately $8.9 million. The loan agreements were for $4.5 million each, are unsecured, have terms of two years, and bear an annual interest rate of 16.5% compounded monthly. On August 31, 2009, these notes were assigned to another related party and consolidated into a new revolving promissory note which bears an interest rate of 16.5% and matured on August 1, 2011. The outstanding principal at December 31, 2011 and 2010 was approximately $0 and $2.4 million, respectively, and accrued interest was approximately $0 and $55,000, respectively. There are no financial or restrictive covenants contained in this promissory note. The amount was subsequently converted (see Note 22).

Maturities

The aggregate maturities of notes payable subsequent to December 31, 2011 are as follows (in thousands):

	Cedar Lane	White Oak	Total
2011	3,747	173	3,920
2012	15,275	—	15,275
2013	82	—	82

	$19,104	$173	$19,277

Amounts include principal outstanding related to our credit facilities that were used to fund premium finance loans.

NOTE 19—SEGMENT INFORMATION

The Company operates in two segments: life finance and structured settlements. The life finance segment provides financing in the form of loans to trusts and individuals for the payment of premiums of life insurance policies. Beginning in 2011, in this segment, the Company also acquired life insurance policies through policy purchases in the secondary and tertiary markets. The structured settlements segment purchases structured settlements from individuals.

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

Segment results and reconciliation to consolidated net income were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Life finance
Income
Agency fee income	$6,470	$10,146	$26,114
Interest income on loans	7,751	18,326	20,271
Origination income	6,480	19,938	29,853
Gain on forgiveness of debt	5,023	7,599	16,410
Unrealized change in fair value of life settlements	570	10,156	—
Gain on sale of life settlements	5	1,951	—
Change in equity investments	—	(1,284)	—
Servicing fee income	1,814	403	—
Gain on maturities of life settlements with subrogation rights, net	3,188	—	—
Other	198	131	—

	31,499	67,366	92,648

Direct segment expenses
Interest expense	8,229	24,388	28,466
Provision for losses on loan receivables	7,589	4,476	9,830
Loss on loans payoffs and settlements, net	3,837	4,981	12,058
Amortization of deferred costs	6,076	24,465	18,339
SG&A expense	13,218	10,324	13,742

	38,949	68,634	82,435

Segment operating income (loss)	$(7,450)	$(1,268)	$10,213

Structured settlements
Income
Realized gain on sale of structured settlements	$5,817	$6,595	$2,684
Interest income	553	334	1,212
Unrealized change in fair value of structured settlements	5,302	2,477	—
Servicing fee income	—	11	—
Other income	261	113	71

	11,933	9,530	3,967

Direct segment expenses
SG&A expense	21,951	13,066	9,475

Segment operating (loss) income	$(10,018)	$(3,536)	$(5,508)

	Year Ended December 31,
	2011	2010	2009
Consolidated
Segment operating (loss) income	(17,468)	(4,804)	4,705
Unallocated income
Interest and dividends on investment securities available for sale	640	—	—
Other income	142	—	—
Unallocated expenses
SG&A expenses	14,215	7,126	8,052
Department of Justice settlement	8,000	—	—
Interest expense	297	3,767	5,289

	22,512	10,893	13,341

Income (loss) before income taxes	(39,198)	(15,697)	(8,636)
Provision for income taxes	—	—	—

Net income (loss)	$(39,198)	$(15,697)	$(8,636)

Segment assets and reconciliation to consolidated total assets were as follows (in thousands):

	December 31, 2011	December 31, 2010
Direct segment assets
Life finance	$138,520	$141,518
Structured settlements	17,155	3,527

	155,675	145,045
Other unallocated assets	66,924	8,372

	$222,599	$153,417

Amounts are attributed to the segment that holds the assets. There are no intercompany sales and all intercompany account balances are eliminated in segment reporting.

NOTE 20—RELATED PARTY TRANSACTIONS

The Company incurred consulting fees of approximately $91,000 and $869,000 for the years ended December 31, 2011 and 2010, respectively, for services provided by parties related to the Company. As of December 31, 2011 and 2010, there was approximately $0 and $71,000 owed to these related parties, respectively. See Note 18.

NOTE 21—COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases office space under operating lease agreements. On May 1, 2012, the Company renewed its lease to expire on October 31, 2014. The lease contains a provision for a 5% increase of the base rent annually on the anniversary of the rent commencement date.

Future minimum payments under operating leases for years subsequent to December 31, 2011 are as follows:

Year Ended December 31,
2012	$527,978
2013	$516,086
2014	450,172

$1,494,236

Rent expense under these leases was approximately $546,000, 545,000 and $549,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between actual rent payments and straight-line rent expense is recorded as deferred rent. Deferred rent in the amount of $110,000 and $94,000 at December 31, 20110 and 2010, respectively, is included in other liabilities in the accompanying consolidated and combined balance sheets.

Employment Agreements

In September and November 2010, we entered into employment agreements with certain of our executive officers. The agreements for our chief executive officer and chief operating officer provide for substantial payments in the event that the executive terminates his employment with us due to a material change in the geographic location where such officers perform their duties or upon a material diminution of their base salaries or responsibilities, with or without cause. For our chief executive officer and chief operating officer, these payments are equal to three times the sum of base salary and the average of the three years’ annual cash bonus, unless the triggering event occurs during the first three years of their respective employment agreements, in which case the payments are equal to six times base salary. For our chief executive officer and chief operating officer, the agreements provide for bonus incentives based on pre-tax income thresholds.

We do not have any general policies regarding the use of employment agreements, but may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. We have entered into written employment agreements with each of our named executive officers that became effective upon the closing of our initial public offering.

Subrogation Rights, net

Every credit facility entered into by subsidiaries of the Company between December 2007 and December 2010 to finance the premium finance lending business required lender protection insurance for each loan originated under such credit facility. Generally, when the Company exercises its right to foreclose on collateral, the Company’s lender protection insurer has the right to direct control or take beneficial ownership of the life insurance policy, subject to the terms and conditions of the lender protection insurance policy, including notice and timing requirements. Otherwise, the lender protection insurer maintains its salvage collection and subrogation rights. The lender protection insurer’s salvage collection and subrogation rights generally provide a remedy by which the insurer can seek to recover the amount of the lender protection claim paid plus premiums paid by it, expenses and interest thereon.

In those instances where the Company has foreclosed on the collateral, the lender protection insurer has maintained its salvage collection and subrogation rights and has been covering the cost of the ongoing premiums needed to maintain certain of these life insurance policies. However, the lender protection insurer may elect at any time to discontinue the payment of premiums which would result in lapse of the policies if the Company does not otherwise pay the premiums. The Company views these policies as having uncertain value because the lender protection insurer controls what happens to the policy from a payment of premium standpoint, and the amount of the lender protection insurer’s salvage collection and subrogation claim rights on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. For these reasons, these policies are considered contingent assets and are not included in the amount of life settlements on the accompanying consolidated and combined balance sheet.

The Company accounts for the maturities of life settlements with subrogation rights net of subrogation expenses as contingent gains in accordance with ASC 450, Contingencies and recognizes the revenue from the maturities of these policies when all contingencies are resolved.

The Class Action Litigation

On September 29, 2011, the Company, and certain of its officers and directors were named as defendants in a putative securities class action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Martin J. Fuller v. Imperial Holdings, Inc. et al. Also named as defendants were the underwriters of the Company’s initial public offering. That complaint asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended, alleging that the Company should have but failed to disclose in the registration statement for its initial public offering purported wrongful conduct relating to its life finance business which gave rise to the government investigation described above. On October 21, 2011, an amended complaint was filed that asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on similar allegations. On October 25, 2011, defendants removed the case to the United States District Court for the Southern District of Florida.

On October 31, 2011, another putative class action case was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled City of Roseville Employees Retirement System v. Imperial Holdings, et al, naming the same defendants and also bringing claims under Sections 11,12 and 15 of the Securities Act of 1933 based on similar allegations. On November 28, 2011, defendants removed the case to the United States District Court for the Southern District of Florida. The plaintiffs in the Fuller and City of Roseville cases moved to remand their cases back to state court. Those motions were fully briefed and argued, and a decision is pending.

On November 18, 2011, a putative class action case was filed in the United States District Court for the Southern District of Florida, entitled Sauer v. Imperial Holdings, Inc., et al, naming the same defendants and bringing claims under Sections 11 and 15 of the Securities Act based on similar allegations.

On December 14, 2011, another putative class action case filed in United States District Court for the Southern District of Florida, entitled Pondick v. Imperial Holdings, Inc., et al., naming the same defendants and bringing claims under Sections 11, 12, and 15 of the Securities Act based on similar allegations.

In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation.

The Company is not able to reasonably estimate the outcome of these matters and as such has not recorded a loss reserve in connection with either of these matters in the accompanying combined and consolidated statement of operations in accordance with ASC 450—Contingencies 20—Loss Contingencies.

Guarantees

Under our Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations. Our chief executive officer and chief operating officer made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support, but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our chief executive officer and chief operating officer for such non-financial performance reasons, then our indemnification obligations to our chief executive officer and chief operating officer may require us to indemnify them for losses they may incur under these guaranties.

Litigation

We are party to various other legal proceedings which arise in the ordinary course of business. We believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations.

NOTE 22—STOCKHOLDERS’ EQUITY

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

On February 3, 2011, the Company converted from a Florida limited liability company to a Florida corporation at which time the members of Imperial Holdings, LLC became shareholders of Imperial Holdings, Inc. As a limited liability company, the Company was treated as a partnership for United States federal and state income tax purposes and, as such, the Company was not subject to taxation. For all periods subsequent to such conversion, the Company will be subject to corporate-level United States federal and state income taxes (see Note 25).

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

In addition, following the corporate conversion and upon the closing of the Company’s initial public offering on February 11, 2011, three shareholders received ownership of warrants that may be exercised for up to a total of 4,053,333 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. In connection with the over-allotment option, the same three shareholders received ownership of 187,188 additional warrants. One-third of the warrants will have an exercise price equal to 120% of the price of the common stock sold in this offering, one-third of the warrants will have an exercise price equal to 135% of the price of the common stock sold in this offering, and one-third of the warrants will have an exercise price equal to 150% of the price of the common stock sold in this offering. The warrants will expire 7 years after the date of issuance and the exercisability of the warrant will vest ratably over four years.

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

After giving effect to (i) the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units of Imperial Holdings, LLC (including all accrued and unpaid dividends thereon) and all principal and accrued and unpaid interest outstanding under the Company’s promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of the Company’s common stock; (ii) the issuance of 27,000 shares of common stock to two employees pursuant to the terms of each of their respective phantom stock agreements; (iii) the conversion of a $30.0 million debenture into 1,272,727 shares of common stock (iv) the sale of 16,666,667 shares in the Company’s offering, and (v) the sale of 935,947 shares in connection with the over-allotment option granted to the Company’s underwriters, there are 21,202,614 shares of common stock outstanding. Up to an additional 4,240,521 shares of common stock will be issuable upon the exercise of warrants issued to existing members of the Company. Moreover, the Company reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 665,956 options to purchase shares of common stock were granted to existing employees, directors and named executive officers at a weighted average exercise price of $10.75 per share, and an additional 3,507 shares of restricted stock had been granted under the plan subject to vesting. The remaining 530,537 shares of common stock are available for future awards.

NOTE 23—EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan that covers employees that have reached 18 years of age and completed three months of service. The plan provides for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. For the years ended December 31, 2011 and 2010, there were no employer contributions made.

NOTE 24—SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2011, and 2010 (in thousands). This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations (in thousands).

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter(1)
Revenues	24,862	29,211	(1,763)	(8,096)
Income/(Loss) from Operations	7,425	13,788	(20,377)	(40,034)
Net (Loss)/Income	(571)	12,605	(12,550)	(38,682)

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$19,746	$20,625	$20,021	$16,504
(Loss)/Income from Operations	$(7,487)	$(2,095)	$(6,823)	$708
Net (Loss)/Income	$(7,487)	$(2,095)	$(6,823)	$708

(1)	Based on changes in market perception about life settlements, discount rates increased in the third and fourth quarter of 2011. Therefore, revenues decreased and losses increased in those quarters. In addition, the Company incurred higher S,G, & A expenses in Q4 resulting from the government investigation.

NOTE 25—INCOME TAXES

The provision (benefit) for income taxes consisted of (in thousands):

12/31/2011
Current
Federal	$—
State	—

—
Deferred
Federal	$(9,474)
State	(1,575)

(11,049)
Valuation allowance increase	11,049

$—

Benefit for Income Taxes

The Company’s actual provision (benefit) for income taxes from continuing operations differ from the Federal expected income tax provision as follows (in thousands):

	2011
	Amount	Rate
Tax benefit at statutory rate	$(13,719)	35.00%
Increase (decrease) in taxes resulting from:
State tax (net of federal benefit)	(1,045)	2.67
Pre-conversion loss	678	(1.73)
Pre-conversion deferred tax asset	223	(0.57)
Other	14	(0.04)
Department of Justice settlement	2,800	(7.14)
Valuation allowance increase	11,049	(28.19)

Benefit for income taxes	$—	00.00%

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

As a result of the conversion of the company from a partnership to a corporation, the company recorded a one-time deferred tax liability of approximately $4.6 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740 these deferred taxes were recorded in income tax expense for the year ending December 31, 2011.

Following the conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of NOLs. Accordingly, the Company recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit. The utilization of the acquired NOLs is subject to an annual limitation based on the value of the Company at the time they were acquired. These NOLs expire starting in 2028.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31, 2011	At conversion
Deferred Tax Assets:
Federal and State net operating loss carryforward	13,488	4,321
Valuation allowances	3,362	79
Unrealized loss on available for sale investment securities	25	—
Other	772	—

Total gross deferred tax assets	17,647	4,400
Less valuation allowance	(11,074)	—

Total deferred tax assets	6,573	4,400

Deferred Tax Liabilities:
Unrealized Gains on Settlements	5,075	4,241
Gain on Structured Settlements deferred for tax purposes	1,498	356
Other	—	26

Total gross deferred tax liabilities	6,573	4,623

Total net deferred tax asset (liability)	—	(223)

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a valuation allowance was established against its net deferred tax assets as of December 31, 2011. This valuation allowance was recognized as a charge to income tax expense. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense that will have a positive non-cash impact on net income and stockholders’ equity. The Company’s deferred tax asset valuation allowance would be reversed if and when it becomes more likely than not that the Company will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The Federal and state NOL generated in the Company’s initial year as a corporation was $23.8 which expire in 2031.

The Company’s open tax years for United States federal and state income tax examinations by tax authorities is 2008 to 2011, including years in which the Company was classified as a partnership. Various state jurisdiction tax years remain open to examination. No income tax filings are currently under examination by any taxing authority.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

A reconciliation of the total amounts of unrecognized benefits at the beginning and end of the period was as follows (in thousands):

December 31, 2011
Balance as of beginning of period	$—
Additions based on tax positions taken in the current year	6,295
Reductions of tax positions for prior years	—

Balance as of end of period	$6,295

The recognition of the unrecognized tax benefits will not result in a decrease to the Company’s effective tax rate.

NOTE 26—SUBSEQUENT EVENTS

USAO Investigation

On September 27, 2011, a search warrant was executed at the Company’s headquarters and the Company was informed that it was under a government investigation by the U.S. Attorney’s Office for the District of New Hampshire. At that time, the Company was also informed that its chief executive officer and chairman, president and chief operating officer, former general counsel, two vice presidents, three life finance sales executives and a funding manager were also considered “targets” of the USAO Investigation. The USAO Investigation focused on the Company’s premium finance loan business. The Company’s board of directors formed a special committee, comprised of all of the Company’s independent directors, to conduct an independent investigation in connection with the USAO Investigation. In December 2011, the USAO confirmed that Mr. Antony Mitchell, our chief executive officer, was no longer a target of the USAO investigation.

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed, among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business.

As of June 30, 2012, the Company has 12 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business and terminated certain senior sales staff associated with the premium finance business.

Additionally, the Company agreed to pay the United States Government $8.0 million, to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years, but after two years the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement if we otherwise comply with all of our obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial. The Company recorded the $8.0 million settlement in connection with Non-Prosecution Agreement in Department of Justice settlement in the accompanying consolidated and combined statement of operations during the year-ended 2011.

Securities and Exchange Commission Investigation

On February 17, 2012, the Company received a subpoena issued by the staff of the SEC seeking documents from 2007 through the present, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of the subpoena or what impact, if any, the cost of responding to the subpoena might have on the Company’s financial position, results of operations, or cash flows. The Company has not established any provision for losses in respect of this matter.

Class Action Litigation

On February 24, 2012, the four putative class actions were consolidated and designated: Fuller v. Imperial Holdings et al. in the United States District Court for the Southern District of Florida, and Lead Plaintiffs were appointed. The Lead Plaintiffs have until November 5, 2012 to file an amended complaint. The parties have been attending mediation, most recently on September 7, 2012.

The Insurance Coverage Declaratory Relief Complaint

On June 13, 2012, Catlin Insurance Company (UK) Ltd. (“Catlin”) filed a declaratory relief action against the Company in the United States District Court for the Southern District of Florida. The complaint seeks a determination that there is no coverage under Catlin’s primary Directors, Officers and Company Liability Policy (the “Policy”) issued to the Company for the period February 3, 2011 to February 3, 2012, based on a prior and pending litigation exclusion (the “Exclusion”). Catlin also seeks a determination that it is entitled to reimbursement of defense costs and fees already advanced to the Company under the Policy if it is determined that the Exclusion precludes coverage. As of the filing of this Annual Report on Form 10-K, the Company has not yet been served with the complaint. The parties have been attending mediation, most recently on September 7, 2012.

Derivative Claims

On November 16, 2011, the Company’s Board of Directors received a shareholder derivative demand from Harry Rothenberg (the “Rothenberg Demand”), which was referred to the Special Committee of the Company’s Board of Directors consisting of five outside Board Members (the “Special Committee”) for a thorough investigation of the issues, occurrences and facts relating to, connected to, and arising from the USAO Investigation referenced in the Rothenberg Demand. The Rothenberg Demand is included in the class action mediation, which has not concluded. On May 8, 2012, the Company’s Board of Directors received a derivative demand made by another shareholder, Robert Andrzejczyk (the “Andrzejczyk Demand”). The Andrzejczyk Demand, like the Rothenberg Demand was referred to the Special Committee, which determined that it did not contain any allegations that differed materially from those alleged in the Rothenberg Demand. On July 20, 2012, the Company (as nominal defendant) and certain of the Company’s officers, directors, and a former director were named as defendants in a shareholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Robert Andrzejczyk v. Imperial Holdings, Inc. et al. The complaint alleges, among other things, that the Special Committee’s refusal of the Andrzejczyk Demand was improper. The defendants have until January 4, 2013 to respond to the complaint.

Counsel for Mr. Rothenberg has been attending mediation with the Company, most recently on September 7, 2012.

Certain Arrangements with Named Executive Officers

On and effective as of January 27, 2012, Jonathan Neuman, the Company’s President and Chief Operating, entered into a Letter of Understanding Concerning Voluntary Leave of Absence (the “Letter of Understanding”) with the Company providing for Mr. Neuman to take a four month leave of absence. For the term of the Letter of Understanding, Mr. Neuman continued to serve on the Board of Directors of the Company and received his salary, bonus incentives and benefits as provided for in his Executive Employment and Severance Agreement entered into with the Company as of September 29, 2010 (“Employment Agreement”).

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with Mr. Neuman. As part of the Separation Agreement, Mr. Neuman resigned as a member of the Company’s board of directors and as an employee of Company. Pursuant to the Separation Agreement, the Company paid Mr. Neuman a separation payment of $1.4 million. In the event Mr. Neuman returns to the Company as an employee or director, Mr. Neuman will be obligated to repay the separation payment, net of withholdings. The Separation Agreement does not include a covenant by Mr. Neuman to refrain from competing with Imperial, but does contain customary non-disparagement and non-solicitation provisions. The Separation Agreement provides releases by each party and also obligates the Company to continue to indemnify Mr. Neuman for his legal expenses substantially in the same manner contemplated by the Employment Agreement. In connection with the Separation Agreement, the Employment Agreement and the Letter of Understanding have terminated.

On February 15, 2012, the Company entered into a retention arrangement with its Chief Financial Officer and Chief Credit Officer, Richard O’Connell, Jr. The arrangement provides that, in the event Mr. O’Connell’s employment is terminated without cause or Mr. O’Connell terminates his employment with the Company for good reason, in each case, prior to December 31, 2013, Mr. O’Connell will be entitled to 24 months’ base salary in addition to any accrued benefits. Additionally, unless Mr. O’Connell’s employment is terminated for cause, Mr. O’Connell will be entitled to a minimum bonus of $250,000 for each of 2012 and 2013, subject to the Company’s Board of Directors’ right to terminate the bonus payment in respect of 2013 prior to January 1, 2013. Except for the provisions relating to severance and other termination benefits, the terms of Mr. O’Connell’s Employment and Severance Agreement entered into with the Company as of November 4, 2010 remain in effect during the term of the retention arrangement and the provisions of the employment agreement relating to severance and other termination benefits will again be in effect following any termination of the retention arrangement if Mr. O’Connell is then employed by the Company.

Board Composition

On August 2, 2012, the Board of Directors of the Company appointed Andrew Dakos, Phillip Goldstein and Gerald Hellerman to serve as directors of the Company in connection with a settlement with Opportunity Partners L.P. (“Opportunity”) that resulted in Opportunity withdrawing its demand for a special meeting of shareholders, which it had submitted to the Company on May 23, 2012, and agreeing to dismiss its lawsuit to compel an annual meeting of shareholders. In connection with the Settlement, Walter Higgins and A. Penn Wyrough resigned from the Board of Directors. On August 14, 2012, Antony Mitchell, the Company’s chief executive officer, resigned as Chairman of the Board, though he continues to serve as the Company’s chief executive officer, and Mr. Goldstein was elected Chairman. The committees of the Board of Directors were also reconstituted as follows: Audit: Messrs. Hellerman (chair), Buzen, Crow and Rosenberg; Compensation: Messrs. Dakos (chair), Crow, Goldstein and Hellerman; and Corporate Governance & Nominating Committee: Messrs. Goldstein (chair), Crow, Dakos and Hellerman.

Certain Balance Sheet Items

Cash and Cash Equivalents, inclusive of investment securities available for sale:

As of December 31, 2011, we had approximately $75.1 million of cash, cash equivalents, and marketable securities including $691,000 of restricted cash. As of June 30, 2012, we had approximately $51.2 million of cash and cash equivalents, and marketable securities including $1.0 million of restricted cash. The decrease was largely driven by an increase in selling, general and administrative expenses as a result of the USAO investigation, SEC investigation and the associated shareholder litigation.

Investment in Life Settlements

Of the 204 life insurance policies owned by the Company at June 30, 2012, 184 such policies were also owned by the Company at December 31, 2011. These 184 policies have been valued using a weighted average discount rate that is 49 basis points lower than their weighted average discount rate at December 31, 2011. The Company has reduced discount rates used in valuing these policies at June 30, 2012 because it believes that the perceived risk premium that an investor would require to transact with the Company has decreased since signing the Non-Prosecution Agreement, partially offset by a continuing softening in the life settlements market, and resulting in the net change of 49 basis points.

Notes Payable and Debenture Payable, net of discount:

All remaining amounts due under the Company’s White Oak Facility were repaid in the three months ended March 31, 2012. As of June 30, 2012, approximately $4.1 million was outstanding under the Company’s Cedar Lane Facility.

Gain on Maturities of Life Settlements with Subrogation Rights, net.

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims passed away. The Company collected the death benefit on the smaller of the two policies in the third quarter of 2011. The other policy was the result of an accidental death and the $10.0 million face value of the policy was larger than average. In the second quarter of 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, in respect of the larger policy and expects to report a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the second quarter of 2012. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011.

Structured Settlement Financing Arrangements

On January 12, 2012, Imperial Settlements Financing 2010, LLC (“ISF”), a wholly-owned subsidiary of the Company, resumed financing under its existing 8.39% Fixed Rate Asset Backed Variable Funding Notes issued under the Master Trust Indenture, dated as of September 24, 2010, as supplemented by the Series 2010-1 Supplement, dated as of September 24, 2010, by and among ISF as the issuer, Portfolio Financial Servicing Company as the initial master servicer, and Wilmington Trust Company as the trustee and collateral trustee (the “Non-life contingent Structured Settlements Receivables Facility”). In connection with the resumption of financing under the Non-life contingent Structured Settlements Receivables Facility, the Company’s wholly-owned subsidiaries, Washington Square Financial, LLC and ISF, entered into an Acknowledgment (the “Acknowledgment”), dated as of January 12, 2012, with Portfolio Financial Servicing Company, Wilmington Trust Company and PPF Holdings II Ltd. Pursuant to the Acknowledgment, the parties thereto acknowledged, and agreed to certain payments in respect of, the transfer of the ownership of certain lock-box accounts associated with the Non-life contingent Structured Settlements Receivables Facility.

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

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of Registrant.	S-1/A	3.1	10/1/10

3.2	Bylaws of Registrant.	8-K/A	3.2	8/16/12

4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10

10.1	Employment Agreement between the Registrant and Antony Mitchell dated November 8, 2010.	S-1/A	10.1	11/10/10

10.2	Employment Agreement between the Registrant and Jonathan Neuman dated September 29, 2010.	S-1/A	10.2	10/1/10

10.3	Employment Agreement between the Registrant and Richard O’Connell dated November 4, 2010.	S-1/A	10.3	11/10/10

10.4	Employment Agreement between the Registrant and Deborah Benaim dated November 8, 2010.	S-1/A	10.4	11/10/10

10.5	Severance Agreement, dated February 15, 2012, between Imperial Holdings, Inc. and Richard O’Connell, Jr.	8-K	10.1	2/15/12

10.6	Letter Agreement, dated February 15, 2012, between Imperial Holdings, Inc. and Richard O’Connell, Jr.	8-K	10.2	2/15/12

10.7	Severance Agreement, dated January 31, 2012, between Imperial Holdings, Inc. and Michael Altschuler.				*

10.8	First Amendment to Severance Agreement, effective February 13, 2012, between Imperial Holdings, Inc. and Michael Altschuler.				*

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.9	Letter Agreement, dated January 31, 2012, between Imperial Holdings, Inc. and Michael Altschuler.				*

10.10	Severance Agreement, dated February 9, 2012, between Imperial Holdings, Inc. and Miriam Martinez.				*

10.11	First Amendment to Severance Agreement, effective February 13, 2012, between Imperial Holdings, Inc. and Miriam Martinez.				*

10.12	Letter Agreement, dated February 9, 2012, between Imperial Holdings, Inc. and Miriam Martinez.				*

10.13	Separation Agreement and General Release of Claims between Imperial Holdings, Inc. and Jonathan Neuman, dated April 26, 2012.	8-K	10.2	4/30/12

10.14	Imperial Holdings 2010 Omnibus Incentive Plan.	S-1/A	10.6	10/1/10

10.15	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	S-1/A	10.7	10/1/10

10.16	Omnibus Claims Settlement Agreement dated as of September 8, 2010 by and between Imperial PFC Financing, LLC and Lexington Insurance Company.	S-1/A	10.8	11/19/10

10.17	Pledge and Security Agreement dated September 8, 2010 by Imperial Premium Finance, LLC.	S-1/A	10.9	11/19/10

10.18	Guarantor Security Agreement dated November 2009 by Imperial Premium Finance, LLC.	S-1/A	10.10	11/10/10

10.19	Guarantor Security Agreement dated March 13, 2009 by Imperial Premium Finance, LLC.	S-1/A	10.11	11/10/10

10.20	Settlement Agreement dated as of May 19, 2009 among Sovereign Life Financing, LLC, Imperial Premium Finance, LLC and Acorn Capital Group, LLC.	S-1	10.12	8/12/10

10.21.1	Assignment Agreement dated June 10, 2009 between Acorn Capital Group, LLC and Asset Based Resource Group, LLC assigning rights to the Settlement Agreement dated as of May 19, 2009 among Sovereign Life Financing, LLC, Imperial Premium Finance, LLC and Acorn Capital Group, LLC.	S-1/A	10.12.1	10/1/10

10.22	Second Amended and Restated Financing Agreement dated as of March 12, 2010 by and among Imperial PFC Financing II, LLC as Borrower, Cedar Lane Capital LLC as Lender and EBC Asset Management, Inc. as Administrative Agent and Collateral Agent.	S-1/A	10.13	11/10/10

10.23	Letter Agreement dated September 14, 2009 among Imperial Holdings, LLC, Lexington Insurance Company and National Fire & Marine Insurance Company.	S-1/A	10.14	11/12/10

10.24	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.25	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10

10.26	Acknowledgement dated as of the January 12, by and among Imperial Settlements Financing 2010, LLC, Washington Square Financial, LLC, Portfolio Financial Servicing Company, Wilmington Trust Company, and PPF Holdings II Ltd.	8-K	10.1	1/17/12

10.27	Financing Agreement dated as of March 13, 2009 by and among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and CTL Holdings II LLC as Collateral Agent and Administrative Agent.	S-1/A	10.18	11/10/10

10.28	Letter Agreement dated March 13, 2009 among Imperial Holdings, LLC, Lexington Insurance Company and National Fire & Marine Insurance Company.	S-1/A	10.19	11/12/10

10.29	First Amendment to Financing Agreement dated as of April 30, 2009 by and among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and CTL Holdings II LLC as Collateral Agent and Administrative Agent.	S-1/A	10.20	10/1/10

10.30	Notice of Resignation and Appointment dated as of April 30, 2009 among CTL Holdings II LLC, White Oak Global Advisors, LLC and the Lenders party to the Financing Agreement dated March 13, 2009.	S-1/A	10.21	10/1/10

10.31	Second Amendment to Financing Agreement dated as of July 23, 2009 among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and White Oak Global Advisors, LLC as Collateral Agent and Administrative Agent.	S-1/A	10.22	10/1/10

10.32	Third Amendment and Consent to Financing Agreement dated as of September 11, 2009 among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and White Oak Global Advisors, LLC as Collateral Agent and Administrative Agent.	S-1/A	10.23	10/1/10

10.33	Fourth Amendment to Financing Agreement dated as of December 1, 2009 among Imperial Life Financing II, LLC as Borrower, the Lenders from time to time party thereto, and White Oak Global Advisors, LLC as Collateral Agent and Administrative Agent.	S-1/A	10.24	10/1/10

10.34	Marketing Agreement between Imperial Litigation Funding, LLC as Originator and Plaintiff Funding Holding Inc d/b/a Law Cash as Funder.	S-1	10.34	8/12/10

10.35	Agreement dated November 13, 2009 among GWG Life Settlements, LLC and Imperial Premium Finance, LLC as Selling Advisor.	S-1	10.35	8/12/10

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

††10.36	Purchase and Sale Agreement, dated as of December 30, 2011, by and among Compass Settlements LLC and Washington Square Financial, LLC.				*

††10.37	Purchase and Contribution Agreement dated as of April 12, 2011 between Washington Square Financial, LLC, as the Seller, and Contingent Settlements, LLC, as the Purchaser	10-Q	10.1	8/11/12

††10.38	Trust Agreement dated as of April 12, 2011 between Contingent Settlements I, LLC, as the Trust Depositor, and Wilmington Trust Company, as Trustee	10-Q	10.2	8/11/12

10.39	Non-Prosecution Agreement between Imperial Holdings, Inc. and the United States Attorney’s Office for the District of New Hampshire, dated April 30, 2012.	8-K	10.1	4/30/12

21.1	Subsidiaries of the Registrant.				*

23.1	Consent of Grant Thornton LLP.				*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.

E-4