Form 10-Q
period 2012-03-31
Imperial Holdings, Inc.
filed 2012-11-02
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2012, the Registrant had 21,206,121 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2012

“Forward-Looking” Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Unless otherwise required by law, the Company disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our results of operations;

•	continuing costs associated with the USAO investigation, SEC investigation, derivative actions, the class action lawsuits and similar matters;

•	adverse developments, including financial ones, associated with the USAO investigation, SEC investigation, derivative actions or class action lawsuits or similar matters;

•	loss of business due to negative press from the USAO investigation, SEC investigation, Non-Prosecution Agreement, class action lawsuits or otherwise;

•	costs in excess of our directors’ & officers’ insurance coverage;

•	refusal by our directors’ and officers’ insurance carriers to reimburse us for claims submitted;

•	loss of revenue associated with the termination of our premium finance business;

•	further adjustments to the discount rates used to value the life insurance policies that we own;

•	inaccurate estimates regarding the likelihood and magnitude of early death benefits related to life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes to actuarial life expectancy tables;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increased carrier challenges to the validity of our life insurance policies;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	the effect on our financial condition of any lapse of life insurance policies;

•	deterioration of the market for life insurance policies and life settlements;

•	our inability to re-sell the life insurance policies we own at favorable prices, if at all;

•	our inability to obtain financing on favorable terms or at all;

•	loss of the services of any of our executive officers;

•	adverse court decisions interpreting insurable interest or the obligation of a life insurance carrier to return premiums upon a successful rescission or contest;

•	our inability to continue to grow our businesses;

•	changes in laws and regulations applicable to premium finance transactions, life settlements or structured settlements;

•	increased competition for the acquisition of structured settlements;

•	adverse developments in capital markets;

•	disruption of our information technology systems;

•	our failure to maintain the security of personally identifiable information pertaining to our customers and counterparties;

•	regulation of life settlement transactions as securities;

•	our limited operating experience;

•	refusal by our lender protection insurer to pay claims;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies serving as collateral for our premium finance loans;

•	increases in premiums on life insurance policies that we own or finance;

•	changes in current tax law regarding the treatment of structured settlements;

•	our ability to grow our database of structured settlement holders;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest rates and other factors.

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on October 5, 2012. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Form 10-Q to “Imperial,” “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

Item 1	Financial Statements.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(in thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$18,451	$16,255
Restricted cash	691	691
Certificate of deposit—restricted	894	891
Investment securities available for sale, at estimated fair value	44,268	57,242
Deferred costs, net	893	1,874
Prepaid expenses and other assets	5,195	3,277
Deposits—other	761	761
Interest receivable, net	4,094	5,758
Loans receivable, net	19,300	29,376
Structured settlement receivables at estimated fair value, net	2,834	12,376
Structured settlement receivables at cost, net	1,515	1,553
Investment in life settlements, at estimated fair value	102,295	90,917
Fixed assets, net	455	585
Other receivable	1,718	1,043

Total assets	$203,364	$222,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$18,459	$16,336
Other liabilities	1,534	4,279
Interest payable	3,459	5,505
Notes payable and debenture payable, net of discount	11,498	19,277
Income taxes payable	6,295	6,295

Total liabilities	41,245	51,692
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common stock (par value $0.01 per share 80,000,000 and 80,000,000 authorized; 21,206,121 and 21,202,614 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	212	212
Additional paid-in-capital	237,772	237,755
Accumulated other comprehensive loss	—	(66)
Accumulated deficit	(75,865)	(66,994)

Total stockholders’ equity	162,119	170,907

Total liabilities and stockholders’ equity	$203,364	$222,599

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share data)
Income
Agency fee income	$—	$4,061
Interest income	906	2,020
Interest and dividends on investment securities available for sale	128	—
Origination fee income	250	2,281
Realized gain on sale of structured settlements	2,475	1,169
Realized gain on sale of life settlements	236	—
Gain on forgiveness of debt	—	2,543
Unrealized change in fair value of life settlements	4,255	11,198
Unrealized change in fair value of structured settlements	610	842
Servicing fee income	358	504
Other income	748	244

Total income	9,966	24,862
Expense
Interest expense	774	3,230
Provision for losses on loans receivable	—	108
(Gain) loss on loan payoffs and settlements, net	(9)	2,571
Amortization of deferred costs	982	1,907
Personnel cost	3,689	4,610
Marketing	2,162	1,258
Legal fees	7,890	1,039
Professional fees	1,919	1,294
Insurance	470	151
Other selling, general and administrative expenses	1,001	1,269

Total expenses	18,878	17,437

(Loss) income before income taxes	(8,912)	7,425
(Benefit) provision for income taxes	(41)	7,996

Net loss	$(8,871)	$(571)

Loss per share:
Basic	$(0.42)	$(0.04)

Diluted	$(0.42)	$(0.04)

Weighted average shares outstanding:
Basic	21,204,618	13,697,603

Diluted	21,204,618	13,697,603

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three months Ended
	March 31,
	2012	2011
	(In thousands)
Net loss	$(8,871)	$(571)
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale	66	—

Comprehensive loss	$(8,805)	$(571)

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDER’S EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2012

	Common Stock		Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except per share data)
Balance, December 31, 2011	21,202,614	$212	$237,755	$(66,994)	$(66)	$170,907
Comprehensive loss	—	—	—	(8,871)	66	(8,805)
Restricted stock vested	3,507	—	5	—	—	5
Stock-based compensation	—	—	12	—	—	12

Balance, March 31, 2012	21,206,121	$212	$237,772	$(75,865)	$—	$162,119

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net loss	$(8,871)	$(571)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	136	160
Amortization of premiums and accretion of discounts on available for sale securities	361	—
Provision for doubtful accounts	—	75
Provision for losses on loans receivable	—	108
Stock-based compensation	17	520
(Gain) loss on loan payoffs and settlements, net	9	2,571
Origination fee income	(250)	(2,281)
Unrealized change in fair value of life settlements	(4,255)	(11,198)
Unrealized change in fair value of structured settlements	(610)	(842)
Gain on sale of life settlements	(236)	—
Interest income on loans	(906)	(2,020)
Amortization of deferred costs	982	1,907
Gain of forgiveness of debt	—	(2,543)
Gain on sale and prepayment of investment securities available for sale	(57)	—
Change in assets and liabilities:
Deposits - other	—	32
Agency fees receivable	—	(1,338)
Structured settlement receivables	10,251	(939)
Other receivable	(675)	(436)
Prepaid expenses and other assets	(1,978)	2,222
Accounts payable and accrued expenses	(624)	(5,936)
Deferred income taxes	(41)	—
Interest receivable	52	—
Income tax liability	—	7,996
Interest payable	(2,046)	1,533

Net cash used in operating activities	(8,741)	(10,980)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(3)	(83)
Purchase of investment securities available for sale	(14,924)	—
Proceeds from sale and prepayments of investment securities available for sale	27,699	—
Premiums paid on investments in life settlements	(6,260)	(821)
Purchases of investments in life settlements	—	(3,642)
Proceeds from sale of investments in life settlements	1,536	—
Proceeds from loan payoffs	10,666	5,716
Originations of loans receivable	—	(11,689)

Net cash provided by (used in) investing activities	18,714	(10,519)

Cash flows from financing activities
Proceeds from initial public offering	—	174,233
Repayment of borrowings under credit facilities	(7,777)	(3,971)
Borrowings under credit facilities	—	216
Borrowings from affiliates	—	2,645

Net cash (used in) provided by financing activities	(7,777)	173,123

Net increase in cash and cash equivalents	2,196	151,624
Cash and cash equivalents, at beginning of the period	16,255	14,224

Cash and cash equivalents, at end of the period	$18,451	$165,848

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$2,811	$1,238

Supplemental disclosures of non-cash financing activities:
Conversion of debt to common stock	$—	$35,158

Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	2,163	267

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

(1) Description of Business

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

On February 17, 2012, the Company received a subpoena issued by the staff of the U.S. Securities and Exchange Commission (the “SEC”) seeking documents from 2007 through the present, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of the subpoena or what impact, if any, the cost of responding to the subpoena might have on the Company’s financial position, results of operations, or cash flows. The Company has not established any provision for losses in respect of this matter.

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of March 31, 2012, the Company had 13 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which accounted for approximately 58.2% of its revenues in the year ended December 31, 2011, and terminated certain senior sales staff associated with the premium finance business. On April 26, 2012, the Company also accepted the resignation of Jonathan Neuman, the Company’s president and chief operating officer. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years, but after two years the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement if we otherwise comply with all of our obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial.

As of the filing of this Quarterly Report, the Company is subject to the SEC investigation as well as several class action lawsuits and derivative actions related to the matters surrounding the USAO Investigation. See Notes 15 and 17 for more information regarding these matters.

On August 2, 2012, the Board of Directors of the Company appointed Andrew Dakos, Phillip Goldstein and Gerald Hellerman to serve as directors of the Company in connection with a settlement (the “Settlement”) with Opportunity Partners L.P. (“Opportunity”). The Settlement resulted in Opportunity withdrawing its demand for a special meeting of shareholders, which it had submitted to the Company on May 23, 2012 and agreeing to dismiss its lawsuit to compel an annual meeting of shareholders. In connection with the Settlement, Walter Higgins and A. Penn Wyrough resigned from the Board of Directors. On August 14, 2012, Antony Mitchell, the Company’s chief executive officer, resigned as Chairman of the Board (though he continues to serve as a director and the Company’s chief executive officer) and Mr. Goldstein was elected Chairman. See Note 17 – Subsequent Events.

Life Finance

Our life finance segment is comprised of our premium finance loan and life settlements businesses. The Company historically provided premium finance loans for individual life insurance policies and, commencing in 2011, began using its life settlement provider licenses to purchase life insurance policies. As described above, the Company voluntarily terminated its premium finance business in connection with the Non-Prosecution Agreement with the USAO. We had effectively suspended originating premium finance loans, however, as of the end of the third quarter of 2011.

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

(2) Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated and combined financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity (see Note 9). The special purpose entities have been created to fulfill specific objectives. Also included in the consolidated and combined financial statements is Imperial Life Financing, LLC which is owned by two stockholders of the Company and is combined with the Company for reporting purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated and combined financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Use of Estimates

The preparation of these consolidated and combined financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include the loan impairment valuation, allowance for doubtful accounts, income taxes, valuation of securities available for sale, valuation of structured settlements and the valuation of investments in life settlements.

Change in Accounting Estimate

The Company has elected to account for the life settlement policies it acquired using the fair value method. The fair value is determined on a discounted cash flow basis, incorporating current life expectancy, expected premiums and discount rate assumptions (see Note 10). During the first quarter of 2011, the Company made revisions to the application of its valuation technique and assumptions used to measure fair value of the life settlement policies it acquired. The Company accounted for this change in accounting estimate prospectively in accordance with ASC 250-10-45-17, Change in Accounting Estimate, resulting in recognition of a pretax gain of $3.0 million recorded in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations for the quarter ended March 31, 2011.

The Company’s decision to revise its fair value calculations used to value all life insurance policies on hand at December 31, 2010 was driven by two factors. Firstly, with consideration to the wind-down of the lender protection insurance coverage (LPIC) program, which ended on December 31, 2010, the value of the collateral serving the Company’s new lending activity is no longer determined primarily by the limit of liability provided by the LPIC coverage. Instead, the value of the collateral was based solely on the Company’s valuation model. Secondly, as a result of the Company’s initial public offering in February, 2011 and the new capital structure provided by it, the Company planned to build and retain a large and diversified pool of life policies.

As discussed above, the Company uses a discounted cash flow model to calculate the fair value of its life insurance policy portfolio. That model is based on three principal factors: life expectancy, expected premiums and the discount rate. No changes to the Company’s modeling methodology have been made subsequent to the first quarter of 2011.

(3) Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. It also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition previously applied only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for the Company interim and annual periods beginning on or after December 15, 2011. The adoption of this ASU did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and ASU 2011-12 results in a change in how the Company presents the components of comprehensive income. Because this ASU impacts presentation only, it has no effect on the Company’s financial condition, results of operations or cash flows.

(4) Earnings Per Share

As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2011 to determine earnings per share for the three months ended March 31, 2011.

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

The following tables reconcile actual basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands except share and per share data).

	For the Three Months Ended March 31,
	2012	2011
Basic earnings (loss) per share:
Numerator:
Net loss available to common stockholders	$(8,871)	$(571)

Denominator:
Weighted average common shares outstanding	21,204,618	13,697,603

Basic loss per share	$(0.42)	$(0.04)

Diluted earnings (loss) per share:
Numerator:
Net loss available to common stockholders	$(8,871)	$(571)

Denominator:
Diluted weighted average shares outstanding	21,204,618	13,697,603

Diluted loss per share(1)(2)	$(0.42)	$(0.04)

(1)

The computation of diluted EPS did not include 665,956 options, 4,240,521 warrants and 3,507 shares of restricted stock for the three months ended March 31, 2011, as the effect of their inclusion would have been anti-dilutive.

(2)	The computation of diluted EPS did not include 622,596 options and 4,240,521 warrants for the three months ended March 31, 2012, as the effect of their inclusion would have been anti-dilutive.

Pro Forma Earnings Per Share

The pro forma earnings per share for the three months ended March 31, 2011, gives effect to (i) the consummation of the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units (including all accrued but unpaid dividends thereon) and all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of our common stock; (ii) the issuance of 27,000 shares of common stock to two of our employees pursuant to the terms of each of their respective phantom stock agreements; and (iii) the issuance and conversion of a $30.0 million debenture into 1,272,727 shares of our common stock as if these events had been completed by January 2011.

Unaudited pro forma net income attributable to common stockholders per share is computed using the weighted-average number of common shares outstanding, including the pro forma effect of (i) to (iii) above, as if such conversion occurred at January 1, 2011. The pro forma net income/(loss) reflects a reduction of interest expense of $178,000, net of tax for the three months ended March 31, 2011, due to the conversion of a promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our recent offering.

The following tables reconcile pro forma basic and diluted earnings per share for the three months ended 2011 (in thousands except share and per share data).

For the Three Months Ended March 31,
2011
Basic earnings (loss) per share:
Numerator:
Net loss available to common stockholders(1)(4)	$(393)

Denominator:
Weighted average common shares outstanding	13,697,603

Basic loss per share	$(0.03)

Diluted earnings (loss) per share:
Numerator:
Net loss vailable to common stockholders(1)(4)	$(393)

Denominator:
Diluted weighted average shares outstanding	13,697,603

Diluted loss per share(2)(3)	$(0.03)

(1)

Reflects a reduction of interest expense of $178,000, net of tax for the three months ended March 31, 2011, due to the conversion of our promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our initial public offering.

(2)

The computation of diluted EPS did not include 665,956 options, 4,240,521 warrants and 3,507 shares of restricted stock for the three months ended March 31, 2011, as the effect of their inclusion would have been anti-dilutive.

(3)	The computation of diluted EPS did not include 622,596 options and 4,240,521 warrants for the three months ended March 31, 2012, as the effect of their inclusion would have been anti-dilutive.
(4)

For the pro forma period for the three months ended March 31, 2011, the results of the Company being treated for the pro forma presentation as a “C” corporation resulted in no impact to the consolidated and combined balance sheet or statement of operations. The primary reasons for this are that the losses produce no current benefit and any net operating losses generated and other deferred assets (net of liabilities) at that time would have been fully reserved due to historical operating losses. The Company, therefore, has not recorded any pro forma tax provision.

(5) Investment Securities Available for Sale

The amortized cost and estimated fair values of securities available for sale at March 31, 2012 are as follows (in thousands):

	March 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$34,171	54	$(57)	$34,168
Government bonds	7,932	43	—	7,975
Other bonds	2,125	—	—	2,125

Total available for sale securities	$44,228	$97	$(57)	$44,268

The amortized cost and estimated fair values of securities available for sale at December 31, 2011 are as follows (in thousands):

Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$41,697	32	$(127)	$41,602
Government bonds	14,789	39	(9)	14,819
Other bonds	821	—	—	821

Total available for sale securities	$57,307	$71	$(136)	$57,242

The scheduled maturities of securities (in thousands) at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,542	$24,551
Due after one year but less than five years	12,853	12,842
Due after five years but less than ten years	6,833	6,875

Total available for sale securities	$44,228	$44,268

The scheduled maturities of securities (in thousands) at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,904	$25,892
Due after one year but less than five years	20,243	20,160
Due after five years but less than ten years	11,160	11,190

Total available for sale securities	$57,307	$57,242

Information pertaining to securities with gross unrealized losses (in thousands) at March 31, 2012, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Corporate bonds	17,817	(57)	—	—	17,817	(57)

Total available for sale securities	$17,817	$(57)	$—	$—	$17,817	$(57)

Information pertaining to securities with gross unrealized losses (in thousands) at December 31, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows:

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Corporate bonds	26,051	(127)	—	—	26,051	(127)
Government bonds	5,927	(9)	—	—	5,927	(9)
Other bonds	—	—			—	—

Total available for sale securities	$31,978	$(136)	$—	$—	$31,978	$(136)

Proceeds from sale and prepayment of investment securities available for sale during the three months ended March 31, 2012 amounted to approximately $28.0 million, resulting in gross realized gains of approximately $57,000. There were no sales of investment securities prior to the third quarter of 2011.

The Company monitors its investment securities available for sale for other-than-temporary impairment, or OTTI, on an individual security basis considering numerous factors, including the Company’s intent to sell securities in an unrealized loss position, the likelihood that the Company will be required to sell these securities before an anticipated recovery in value, the length of time and extent to which fair value has been less than amortized cost, the historical and implied volatility of the fair value of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency and recoveries or additional declines in fair value subsequent to the balance sheet date. The relative significance of each of these factors varies depending on the circumstances related to each security.

None of the securities in unrealized loss positions at March 31, 2012 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be maturity. At March 31, 2012, 16 securities were in unrealized loss positions. The amount of unrealized losses related to all of these securities was considered insignificant, totaling approximately $57,000. None of these securities were in a continuous unrealized loss position for 12 months or longer. No further analysis with respect to these securities was considered necessary.

The Company had no investment securities available for sale prior to the second quarter of 2011.

(6) Loans Receivable

A summary of loans receivables at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012	December 31, 2011
Loan principal balance	$21,080	$31,264
Loan origination fees, net	5,708	8,307
Loan impairment valuation	(7,488)	(10,195)

Loans receivable, net	$19,300	$29,376

The Company also had interest receivable, net which consisted of approximately $3.7 million and $5.3 million in accrued and unpaid interest at March 31, 2012 and December 31, 2011, respectively and a related impairment valuation of approximately $1.7 million and $1.9 million, respectively.

An analysis of the changes in loans receivable principal balance during the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Loan principal balance, beginning	$31,264	$76,939
Loan originations	—	11,689
Subsequent year premiums paid, net of reimbursement	—	250
Loan write-offs	—	(1,853)
Loan payoffs	(6,694)	(22,589)
Loans transferred to investments in life settlements	(3,490)	(629)

Loan principal balance, ending	$21,080	$63,807

Loan origination fees include origination fees, which are payable to the Company on the date the loan matures. The loan origination fees are reduced by any direct costs that are directly related to the creation of the loan receivable in accordance with ASC 310-20, Receivables — Nonrefundable Fees and Other Costs, and the net balance is accreted over the life of the loan using the effective interest method. Discounts include purchase discounts, net of accretion, which are attributable to loans that were acquired from affiliated companies under common ownership and control.

In accordance with ASC 310, Receivables, the Company specifically evaluates all loans for impairment based on the fair value of the underlying policies as foreclosure is considered probable. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying policies.

An analysis of the loan impairment valuation for the three months ended March 31, 2012 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$10,195	$1,920	$12,115
Provision for loan losses	—	—	—
Charge-offs	(2,707)	(252)	(2,959)

Balance at end of period	$7,488	$1,668	$9,156

An analysis of the loan impairment valuation for the three months ended March 31, 2011 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$7,176	$1,340	$8,516
Provision for loan losses	84	24	108
Charge-offs	(992)	(84)	(1,076)

Balance at end of period	$6,268	$1,280	$7,548

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the three months ended March 31, 2012 is as follows (in thousands):

	Uninsured Loans	Insured Loans	Total
Loan impairment valuation
Balance at beginning of period	$7,103	$3,092	$10,195
Provision for loan losses	—	—	—
Charge-offs	(1,777)	(930)	(2,707)

Ending balance	$5,326	$2,162	$7,488

Ending balance: individually evaluated for impairment	$5,326	$2,162	$7,488

All loans were individually evaluated for impairment as of March 31, 2012. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality.

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the three months ended March 31, 2011 is as follows (in thousands):

	Uninsured	Insured
	Loans	Loans	Total
Loan impairment valuation
Balance at beginning of period	$1,056	$7,461	$8,517
Provision for loan losses	108	—	$108
Charge-offs	(670)	(407)	$(1,077)

Ending balance	$494	$7,054	$7,548

Ending balance: individually evaluated for impairment	$494	$7,054	$7,548

All loans were individually evaluated for impairment as of March 31, 2011. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality. Notwithstanding the foregoing, the provision for losses on loans receivable for uninsured loans has increased for the period ended March 31, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Note 11.

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at March 31, 2012 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
	Unpaid		Unpaid
S&P	Principal		Principal
Designation	Balance	Percent	Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	694	6.83%	171	1.57%
AA	—	0.00%	—	0.00%
AA-	5,018	49.40%	5,825	53.33%
A+	2,125	20.92%	1,111	10.17%
A1	—	0.00%	—	0.00%
A	543	5.35%	929	8.51%
A-	1,778	17.50%	2,886	26.42%

Total	$10,158	100%	$10,922	100%

(1)

All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of March 31, 2012, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at December 31, 2011 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
	Unpaid		Unpaid
S&P	Principal		Principal
Designation	Balance	Percent	Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	694	5.09%	222	1.26%
AA	—	0.00%	—	0.00%
AA-	6,558	48.05%	9,085	51.57%
A+	3,060	22.42%	1,287	7.31%
A1	—	0.00%	—	0.00%
A	3,336	24.44%	7,022	39.86%
A-	—	0.00%	—	0.00%

Total	$13,648	100%	$17,616	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of December 31, 2011, Lexington had a financial strength rating of “A” by Standard & Poor’s.

A summary of our investment in impaired loans at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Loan receivable, net	$12,199	$17,424
Interest receivable, net	6,190	6,799

Investment in impaired loans	$18,389	$24,223

An analysis of impaired loans with and without a related allowance at March 31, 2012 is presented in the following table by loan type (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	7,244	10,138	5,958	8,718	1,660
Insured Loans	11,145	8,222	3,198	12,608	2,863

Total Impaired Loans	$18,389	$18,360	$9,156	$21,326	$4,523

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

The amount of the investment in impaired loans that had an allowance as of March 31, 2012 and December 31, 2011 was $18.4 million and $24.2 million, respectively. The amount of the investment in impaired loans that did not have an allowance was $0 as of March 31, 2012 and December 31, 2011. The average aggregate investment in impaired loans during the periods ended March 31, 2012 and 2011 was approximately $21.3 million and $31.6 million, respectively. The interest recognized on the impaired loans was approximately $311,000 and $753,000 for the three months ended March 31, 2012 and 2011, respectively.

An analysis of the unpaid principal balance of past due loans at March 31, 2012 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	1,722	—	—	1,722

Total	$1,722	$—	$599	$2,321

An analysis of the unpaid principal balance of past due loans at December 31, 2011 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	1,570	—	—	1,570

Total	$1,570	$—	$599	$2,169

During the three months ended March 31, 2012 and the year-ended December 31, 2011, the Company originated 0 and 58 loans receivable with a principal balance of approximately $0 and $18.3 million, respectively. Loan interest receivable at March 31, 2012 and December 31, 2011 was approximately $3.7 million and $5.3 net of impairment of approximately $1.7 million, and $1.9 million, respectively. As of March 31, 2012, there were 94 loans with the average loan balance of approximately $220,000.

The allowance for interest receivable represents interest that is not expected to be collected. At the time the interest income was recognized and at the end of the reporting period in which the interest income was recognized, the interest income was believed to be collectible. The Company continually reassesses whether interest income is collectible in conjunction with its loan impairment analysis. The allowance for interest receivable represents interest that was determined to be uncollectible during a reporting period subsequent to the initial recognition of the interest income. As of March 31, 2012, the loan portfolio consisted of loans with original maturities of 2 to 4 years and variable interest rates at an average interest rate of 12.4%. During the three months ended March 31, 2012 and 2011, 35 and 19 of our loans were paid off with proceeds totaling approximately $10.6 million and $5.6 million, respectively, of which approximately $6.7 million, and $3.7 million was for the principal of the loans and approximately $2.6 million and $840,000 was for accrued interest, respectively, and accreted origination fees of approximately $2.8 million and $1.4 million, respectively. The Company had an impairment associated with these loans of approximately $1.7 million and $500,000, respectively. We recognized a gain of approximately $73,000 and a gain of approximately $14,000 on these transactions, respectively.

The Company wrote off 0 and 5 loans during the three months ended March 31, 2012 and 2011 respectively, related to the Acorn facility. The principal amount written off was approximately $0 and $1.9 million with accrued interest of approximately $0 and $412,000, respectively, and accreted origination fees of approximately $0 and $260,000, respectively. The Company had an impairment associated with these loans of approximately $0 million and $72,000 and incurred a loss on these loans of approximately $0 and $2.5 million, respectively.

(7) Origination Fees

A summary of the balance of origination fees that is included in loans receivable in the consolidated and balance sheet as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Loan origination fees gross	$7,136	$10,844
Un-accreted origination fees	(1,507)	(2,666)
Amortized loan originations costs	79	129

	$5,708	$8,307

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

(8) Stock-Based Compensation

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The Company recognized approximately $12,000 and $225,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended March 31, 2012 and 2011, respectively. The Company incurred additional stock-based compensation expense of approximately $290,000 related to the conversion of two phantom stock agreements it had with two employees into 27,000 shares of common stock in connection with its corporate conversion in the first quarter of 2011 and approximately $4,000 and $5,000 in stock-based compensation relating to restricted stock granted to its board of directors during the three months ended March 31, 2012 and 2011, respectively. Prior to our initial public offering, the Company had no equity compensation plan.

Options

As of March 31, 2012, options to purchase 622,596 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $10.75 per share. All of the outstanding options expire seven years after the date of grant and were granted with a strike price at $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years.

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

There were no options granted in the three months ended March 31, 2012.

There was no public market for the Company’s common stock prior to its initial public offering in February 2011. Therefore, the Company identified comparable public entities and used the average volatility of those entities to reasonably estimate its expected volatility. The Company does not expect to pay dividends on its common stock for the foreseeable future. Expected term is the period of time over which the options granted are expected to remain outstanding and is based on the simplified method as outlined in the SEC Staff Accounting Bulletin 110. The Company will continue to estimate expected lives based on the simplified method until reliable historical data becomes available. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table presents the activity of the Company’s outstanding stock options of common stock for the three-month period ended March 31, 2012:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, December 31, 2011	627,419	10.75	6.11
Options granted	—	—	—	$—
Options exercised	—	—	—	—
Options forfeited	(4,823)	10.75	—	—
Options expired	—	—	—	—

Options outstanding, March 31, 2012	622,596	$10.75		$—

Exercisable at March 31, 2012	287,988	10.74	5.87	$—
Unvested at March 31, 2012	334,608	$10.75	5.86	$—

As of March 31, 2012, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

There were no options granted during the three months ended March 31, 2012.

The remaining unamortized amounts of approximately $860,000, $628,000 and $64,000 will be expensed during 2012, 2013 and 2014, respectively.

Restricted Stock

3,507 shares of restricted stock granted to our directors under the Omnibus Plan subject to a one year vesting schedule commencing on the date of grant vested during the three months ended March 31, 2012. The fair value of the vested restricted stock was valued at $38,016 based on the closing price of the Company’s shares on the grant date.

The following table presents the activity of the Company’s unvested restricted common shares for the three-month period ended March 31, 2012:

Common Unvested Shares	Number of Shares
Outstanding December 31, 2011	3,507
Granted	—
Vested	(3,507)
Forfeited	—

Outstanding March 31, 2012	0

There were no restricted stock awards granted during the three months ended March 31, 2012.

(9) Structured Settlements

The balances of the Company’s structured settlements are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Structured settlements - at cost	$1,515	$1,553
Structured settlements - at fair value	2,834	12,376

Structured settlements receivable, net	$4,349	$13,929

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

Certain financing arrangements for the Company’s structured settlements are described below:

Life-Contingent Structured Settlement Facility

On December 30, 2011, our wholly-owned subsidiary, Washington Square Financial, LLC (“WSF”), entered into a forward purchase and sale agreement (“PSA”) to sell up to $40.0 million of life-contingent structured settlement receivables to Compass Settlements, LLC (“Compass”). Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $5.0 million, up to $40.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the eligible life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twenty-four months, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company agreed to guaranty WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations.

For the three months ended March 31, 2012, the Company recognized income from the sale of 142 structured settlement transactions under this facility generating income of approximately $377,000 recorded as gain on sale of structured settlements in the attached financial statements. Of the 142 structured transactions, 107 were previously recorded at the market rate generating income of approximately $1.1 million and the change in value was recorded as an unrealized change in fair value on the financial statements presented for the year ended December 31, 2011.

The Company also realized income of approximately $288,000 that was recorded as an unrealized change in fair value during the three months ended March 31, 2012 on structured settlements that are intended for sale to Compass.

8.39% Fixed Rate Asset Backed Variable Funding Notes

Imperial Settlements Financing 2010, LLC (“ISF 2010”) was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide ISF 2010 liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder has committed to advance ISF 2010 up to $50 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of March 31, 2012 and December 31, 2011, the balance of the notes outstanding on the special purpose financing entity’s books was $33.7 million and $20.6 million, respectively.

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of March 31, 2012 and December 31, 2011 were approximately $1.7 million and $1.0 million and are included in investment in affiliate in the accompanying consolidated balance sheet.

During the three months ended March 31, 2012 and 2011, the Company sold 316 and 221 term certain structured settlements, respectively, 181 and 12 of which were originated in 2011 and 2010, respectively, generating income of approximately of $3.2 million and $129,000, respectively, which was recorded as an unrealized change in fair value of structured settlements in 2011 and 2010, respectively. The Company originated and sold 135 and 112 term certain structured settlement transactions under this facility generating income of approximately $2.0 million and $945,000, respectively, which was recorded as a realized gain on sale of structured settlements during the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2011, the Company also had three SPV’s that pledged 38 term certain structured settlement transactions under this facility generating income of approximately $32,000, which was recorded as an unrealized change in the fair value of structured settlements. The Company also realized income of approximately $321,000 and $96,000 that was recorded as an unrealized change in fair value during the three months ended March 31, 2012 and 2011, respectively, on structured settlements that are intended for sale to ISF 2010. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust.

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

In addition to its intended sales of CSI and ISF 2010, the Company also sold 5 deals to an unrelated party for $125,000 generating income of $122,000 recorded as a gain on sale of structured settlements for the period ended March 31, 2012. During the three months ended March 31, 2011, the Company recorded income of approximately $107,000 that was recorded as unrealized change in fair value on structured settlements that are intended for sale to other parties.

Total income recognized through accretion of interest income on structured settlement transactions for the three months ended March 31, 2012 and 2011 was approximately $55,000 and $ 0, respectively, recognized in interest income in the accompanying consolidated and combined statements of operations. Interest income is accretion on the structured settlement assets held on the balance sheet during the period. The receivables at March 31, 2012 and December 31, 2011 were approximately $4.3 million and $13.9 million, respectively, net of a discount of approximately $10.9 million and $27.8 million, respectively.

The Company recognized a gain on sale of approximately $223,000 through the collection of holdback funds during the quarter ended March 31, 2011. The holdback is equal to the aggregate amount of payments due and payable by the annuity holder within 90 days after the date of sale. These amounts are held back in accordance with the purchase agreement and will be released upon proof of collection by the Company acting as servicer. The Company did not have any activity for the quarter ened March 31, 2012.

(10) Investment in Life Settlements (Life Insurance Policies)

During the three months ended March 31, 2012 and throughout the year ended December 31, 2011, the Company acquired life insurance policies as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. In 2011, the Company also began acquiring life insurance policies in the secondary and tertiary markets. The Company elected to account for these policies using the fair value method in accordance with ASC 325-30-50 Investments – Other – Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, this is the loan carrying value and for policies purchased in the secondary or tertiary markets, this is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in fair value in earnings in the period in which the changes occur. See Note 11.

As of March 31, 2012 and December 31, 2011, the Company owned 197 and 190 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $102.3 million and $90.9 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at March 31, 2012 was 10.5 years. The following table describes the Company’s investment in life settlements as of March 31, 2012 (dollars in thousands):

	Number of Life Settlement Contracts	Fair Value	Face Value

Remaining Life Expectancy (In Years)
0 - 1	—	$—	$—
1 - 2	2	4,867	7,500
2 - 3	1	1,083	2,000
3 - 4	4	7,755	20,200
4 - 5	5	3,456	11,050
Thereafter	185	85,134	951,216

Total	197	102,295	991,966

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2011 was 10.6 years. The following table describes the Company’s investment in life settlements as of December 31, 2011 (in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value

0 - 1	—	$—	$—
1 - 2	1	3,033	5,000
2 - 3	2	2,484	4,500
3 - 4	4	7,084	20,200
4 - 5	3	2,357	7,950
Thereafter	180	75,959	897,816

Total	190	90,917	935,466

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter, to keep the life insurance policies in force as of March 31, 2012, are as follows (in thousands):

Remainder of 2012	$19,209
2013	26,147
2014	23,052
2015	23,603
2016	23,928
Thereafter	287,657

$403,596

The amount of $403.6 million noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The Company has not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). The estimated total future premium payments could increase (decrease) significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

(11) Fair Value Measurements

The Company carries investments in life settlements (life insurance policies), certain structured settlements, and investment securities available for sale at estimated fair value in the consolidated and combined balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of March 31, 2012, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$102,295	$102,295
Structured settlement receivables	—	—	2,834	2,834
Investment securities available for sale	—	44,268	—	44,268

	$—	$44,268	$105,129	$149,397

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$90,917	$90,917
Structured settlement receivables	—	—	12,376	$12,376
Investment securities available for sale	—	57,242	—	$57,242

	$—	$57,242	$103,293	$160,535

The Company values its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed.

		Quantative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value at 3/31/12	Aggregate death benefit 3/31/12	Valuation Technique (s)	Unobservable Input	Range ( Weighted Average)
Non premium financed	36,214	216,840	Discounted cash flow	Discount rate Life expactancy evaluation	16.65% 9.5 years
Premium financed	66,081	775,126	Discounted cash flow	Discount rate Life expactancy evaluation	l8.65%-32.25% 10.7

Investment in life settlements	102,295	991,966	Discounted cash flow	Discount rate Life expactancy evaluation	(25.49%) (10.5 years)

Structured settlements receivables	2,834		Discounted cash flow	Facility sales discount rate	8.66%-l7.59%

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and within the fair value hierarchy.

Investment in life settlements— The Company has elected to account for the life settlement policies it acquires using the fair value method. Due to the inactive market for life settlements, the Company uses a present value technique to estimate the fair value of our investments in life settlements, which is a Level 3 fair value measurement as the significant inputs are unobservable and require significant management judgment or estimation. The Company currently uses a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions which we estimate are the life expectancy of the insured and the discount rate.

In determining the life expectancy estimate, we analyze medical reviews from independent secondary market life expectancy providers (“LE providers”). Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers and currently uses AVS Underwriting, LLC (“AVS”) life expectancy reports for valuation purposes. The LE provider reviews the medical records and identifies all medical conditions it feels are relevant to the life expectancy of the insured. Debits and credits are then assigned by the LE provider to the individual’s health based on these medical conditions. The debit or credit that an LE provider assigns to a medical condition is derived from the experience of mortality attributed to this condition in the portfolio of lives that it monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor.

The resulting mortality factor represents an indication as to the degree to which the given life can be considered more or less impaired than a standard life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life.

The probability of mortality for an insured is then calculated by applying the life expectancy estimate to a mortality table. The mortality table is created based on the rates of death among groups categorized by gender, age, and smoking status. By measuring how many deaths occur before the start of each year, the table allows for a calculation of the probability of death in a given year for each category of insured people. The probability of mortality for an insured is found by applying the mortality rating from the life expectancy assessment to the probability found in the actuarial table for the insured’s age, sex and smoking status. The Company applies an actuarial table developed by a third party. In contrast, in pricing trades, we believe many market participants generally reference a table developed by the U.S. Society of Actuaries known as the 2008 Valuation Basic Table, or the 2008 VBT. The table used by the Company to value its life settlements is generally more conservative in that it applies the mortality experience of an insured population that is representative of participants in the life settlement market. Because of the relative greater wealth of the insured whose life insurance policy is sold into the life settlement market, and thus their access to superior healthcare, these individuals tend to live longer than the general population. This is referred to by participants in the life settlement market as the “wealth effect.” The Company believes the modified table is consistent with modified tables used by market participants and third party medical underwriters.

The mortality rating is used to create a range of possible outcomes for the given life and assign a probability that each of the possible outcomes might occur. This probability represents a mathematical curve known as a mortality curve. This curve is then used to generate a series of expected cash flows over the remaining expected lifespan of the insured and the corresponding policy. A discounted present value calculation is then used to determine the price of the policy. If the insured dies earlier than expected, the return will be higher than if the insured dies when expected or later than expected.

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

The Company’s pricing department uses a premium optimizer to reverse engineer a projected payment stream for subsequent year premiums. This is determined based on inputs from the carrier such as the life insurance policy, the in force ledger or illustration and premium history.

The valuation of life insurance policies is performed by our pricing department at the end of each reporting period. During this process, management assesses and determines whether the valuation technique and inputs continues to be appropriate.

Life expectance sensitivity analysis

As of March 31, 2012 the weighted average life expectancy calculated based on death benefit of the insured was 10.5 years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value would be as follows (dollars in thousands):

LE Mths Adj	Estimate Fair Value	Change in Estimated Fair Value
+6	85,149	(17,146)
—	102,295	—
-6	121,682	19,387

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company believes that investors in esoteric assets such as life insurance policies typically target yields averaging between 12% - 17% for investments of more than a 5 year duration, which is consistent with the Company’s historical use of a 15%—17% discount rate to value its life insurance policies prior to the third quarter of 2011.

We believe that the USAO Investigation along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the life settlement marketplace. This perceived softening in the market was also corroborated by third party consultants engaged by the Company and is consistent with discussions involving the Company and other market participants. In general, since the onset of the credit crisis in 2007, capital has been limited and credit has been costly for the purchase of life insurance policies in the secondary and tertiary markets. In light of the USAO Investigation and publicly available information about the Company when given the choice to invest in a policy that was associated with the Company’s premium finance business and a policy without such an association, all else being equal, the Company believes that an investor would generally opt to invest in the policy that was not associated with the Company’s premium finance business. Accordingly, the Company viewed a further adjustment to its discount rates as necessary at December 31, 2011 because of the changes in the market along with the increased perceived risk premium that a market participant would require to transact in a policy associated with the Company and further adjusted its discount rates, resulting in a weighted average discount rate of 24.31% calculated based on death benefit.

While the Company believes that since entering into the Non-Prosecution Agreement, market participants will require less of a risk premium to transact in policies associated with the Company, at March 31, 2012, the Company considered the discount rate based on information that was then available and, in doing so, determined that further adjustments to discounts rates in its fair value model for non-premium financed and premium financed investment in life settlements was not warranted at that time.

Credit exposure of insurance company

The company considers the financial standing of the issuer of each policy typically, we seek to hold policies issued by insurance companies with investment-grade ratings of at least single-A. At March 31, 2012, the Company had six life insurance policies issued by one carrier that was rated non-investment grade by S&P at March 31, 2012. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium. As of March 31, 2012 and December 31, 2011, the aggregate fair value of the six life insurance policies issued by this carrier was $2.0 million and $1.8 million, respectively.

Estimated risk premium

As of March 31, 2012, the Company owned 197 policies with an aggregate investment in life settlements of $102.3 million. Of these 197 policies, 154 were premium financed and are valued using discount rates that range from 18.65% – 32.25%. The remaining 43 policies which are non-premium financed are valued using a discount rate of 16.65%. None of these rates have changed since December 31, 2011. As of March 31, 2012, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 24.59%.

The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate used to estimate the fair value. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in fair market value would be as follows (in thousands):

Market interest rate sensitivity analysis

Wtd. Avg Rate Calc based on death benefit	Rate Adj.	Value	Change in Value
24.09%	-.50%	105,014	2,719
24.59%	—	102,295	—
25.09%	+.50%	99,686	(2,608)

Future changes in the discount rate which we used to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

Structured settlement receivables—All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. We made this election because it is our intention to sell these assets within the next twelve months. Structured settlements are purchased at effective yields which are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of March 31, 2012, the Company had 93 newly-acquired structured settlements with an estimated fair value of $2.8 million. The average sales discount rate for these newly-acquired structured settlements was 12.1%.

Changes in Fair Value

The following tables provide a roll-forward in the changes in fair value for the three months ended March 31, 2012, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2011	$90,917
Purchase of policies	—
Acquired in foreclosure	2,163
Unrealized change in fair value	4,255
Sale of policies	(1,300)
Premiums paid	6,260
Transfers into level 3	—
Transfers out of level 3	—

Balance, March 31, 2011	$102,295

Changes in fair value included in earnings for the period relating to assets held at March 31, 2012	$4,224

The Company recorded unrealized change in fair value gain of approximately $4.3 million and a gain of approximately $11.2 million during the three months ended March 31, 2012 and 2011, respectively, and a gain on sale of life settlements of approximately $236,000 and $ 0 for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2011, the Company recorded a one-time charge of $3.0 million attributable to revisions the Company made to the application of its valuation techniques and assumptions used to measure fair value of the life settlement policies the Company acquired which was recorded in change in fair value.

Structured Settlements:
Balance, December 31, 2011	$12,376
Purchase of contracts	5,318
Unrealized change in fair value	610
Sale of contracts	(15,390)
Collections	(80)
Transfers into level 3	—
Transfers out of level 3	—

Balance, March 31, 2012	$2,834

Changes in fair value included in earnings for the period relating to assets held at March 31, 2012	$610

The following tables provide a roll-forward in the changes in fair value for the three months ended March 31, 2011, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2010	$17,138
Purchase of policies	3,642
Acquired in foreclosure	267
Unrealized change in fair value	11,198
Premiums paid	821
Transfers into level 3	—
Transfers out of level 3	—

Balance, March 31, 2011	$33,066

Changes in fair value included in earnings for the period relating to assets held at March 31, 2011	$11,198

Structured Settlements:
Balance, December 31, 2010	$1,446
Purchase of contracts	10,168
Unrealized change in fair value	842
Sale of contracts	(9,139)
Collections	(33)
Transfers into level 3	—
Transfers out of level 3	—

Balance, March 31, 2011	3,284

Changes in fair value included in earnings for the period relating to assets held at March 31, 2011	$842

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2012 and 2011.

Assets and liabilities measured at fair value on a non-recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those are typically classified.

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs into are the life expectancy of the insured and the discount rate, which are not observable. As of March 31, 2012 and December 31, 2011, the Company had insured impaired loans with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately $11.1 million and $14.1 million, respectively. As of March 31, 2012 and December 31, 2011, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $7.2 million and $10.2 million, respectively. The provision for losses on loans receivable related to impaired loans was approximately $0 and $108,000 for the three months ended March 31, 2012 and 2011, respectively. The provision for uninsured loans has increased in the quarter ended March 31, 2012 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 6 and 10.

(12) Notes and Debenture Payable

A summary of the principal balances of notes payable included in the consolidated and combined balance sheet as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012	December 31, 2011
Cedar Lane	$11,498	$19,104
White Oak, Inc.	—	173

Total	$11,498	$19,277

Cedar Lane

On December 2, 2009, Imperial PFC Financing II, LLC was formed to enter into a financing agreement with Cedar Lane Capital, LLC, so that Imperial PFC Financing II, LLC could purchase Imperial Premium Finance notes for cash or a participation interest in the notes. The financing agreement is for a minimum of $5 million to a maximum of $250 million. The agreement is for a term of 28 months from the time of borrowing and the borrowings bear an annual interest rate of 14%, 15% or 16%, depending on the class of lender and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial PFC Financing II, LLC. The Company believes it is in compliance at March 31, 2012. The outstanding principal at March 31, 2012 and December 31, 2011 was approximately $11.5 million and $19.1 million, respectively, and accrued interest was approximately $3.4 million and $5.4 million, respectively. The Company is required to retain 2% of the principal amount of each loan made to the borrower, for purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of March 31, 2012 and December 31, 2011 the Company’s consolidated financial statements reflected balances of approximately $691,000 included in restricted cash. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010.

White Oak, Inc.

On February 5, 2009, Imperial Life Financing II, LLC, was formed to enter into a loan agreement with White Oak Global Advisors, LLC, so that Imperial Life Financing II, LLC could purchase Imperial Premium Finance notes in exchange for cash or a participation interest in the notes.

The loan agreement is for $15 million. The interest rate for each borrowing made under the agreement varies and the weighted average interest rate for the loans under this facility as of March 31, 2012 and December 31, 2011 0% and 20.1%, respectively. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial Life Financing II, LLC. The Company believes it is in compliance at March 31, 2012 and December 31, 2011. The notes are payable 6-26 months from issuance and the facility matured on September 30, 2011.

In September 2009, the Imperial Life Financing II, LLC loan agreement was amended to increase the commitment by $12 million to a total commitment of $27 million. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The notes are payable 6-26 months from issuance and the facility matures on March 11, 2012. The outstanding principal at March 31, 2012 and December 31, 2011, was approximately $0 and $172,000, respectively, and accrued interest was approximately $0 and $104,000, respectively. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. All remaining amounts under this facility were repaid during the three months ended March 31, 2012.

(13) Segment Information

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

Segment results and reconciliation to consolidated net income were as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Life finance
Income
Agency fee income	$—	$4,061
Interest income	845	2,020
Origination income	250	2,281
Gain on forgiveness of debt	—	2,543
Unrealized change in fair value of life settlements	4,255	11,198
Gain on sale of life settlements	236	—
Servicing fee income	358	504
Other income	24	159

	5,968	22,766

Direct segment expenses
Interest expense	773	2,937
Provision for losses on loan receivables	—	108
Loss on loans payoffs and settlements, net	(9)	2,571
Amortization of deferred costs	982	1,907
Personnel costs	1,309	1,373
Legal fees	1,008	315
Professional services	433	456
Insurance	211	52
Other selling, general and administrative expenses	433	390

	5,140	10,109

Segment operating income	$828	$12,657

Structured settlements
Income
Realized gain on sale of structured settlements	$2,475	$1,169
Interest income	61	—
Unrealized change in fair value of structured settlements	610	842
Other income	87	44

	3,233	2,055

Direct segment expenses
Personnel costs	2,154	1,763
Marketing	2,162	1,258
Legal fees	590	491
Professional services	413	380
Insurance	212	65
Other selling, general and administrative expenses	558	43

	6,089	4,000

Segment operating loss	$(2,856)	$(1,945)

Consolidated
Segment operating (loss) income	(2,028)	10,712
Unallocated income
Interest and dividends on investment securities available for sale	128	—
Other income	636	40

	764	40

Unallocated expenses
Interest expense	1	290
Personnel costs	226	1,474
Legal fees	6,292	233
Professional services	1,073	371
Insurance	47	34
Other selling, general and administrative expenses	9	925

	7,648	3,327

(Loss) income before income taxes	(8,912)	7,425
(Benefit) provision for income taxes	(41)	7,996

Net loss	$(8,871)	$(571)

Segment assets and reconciliation to consolidated total assets were as follows (in thousands):

	March 31, 2012	December 31, 2011
Direct segment assets
Life finance	$133,380	$138,520
Structured settlements	6,494	17,155

	139,874	155,675
Other unallocated assets	63,490	66,924

	$203,364	$222,599

(14) Stockholders’ Equity

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

On February 11, 2011, the Company closed its initial public offering of 16,666,667 shares of common stock at $10.75 per share. On February 15, 2011 Imperial Holdings, Inc. sold an additional 935,947 shares of common stock. The sale was in connection with the over-allotment option Imperial granted to its underwriters in connection with Imperial’s initial public offering. As a result, the total initial public offering size was 17,602,614 shares. All shares were sold to the public at a price of $10.75. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses.

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

(15) Commitments and Contingencies

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $5.5 million was recognized for the three months ended March 31, 2012.

Employment Agreements

In connection with our initial public offering, we entered into employment agreements with certain of our executive officers. The agreements for our chief executive officer and chief operating officer provide for substantial payments in the event that the executive terminates his employment with us due to a material change in the geographic location where such officers perform their duties or upon a material diminution of their base salaries or responsibilities, with or without cause. For our chief executive officer, payments are equal to three times the sum of base salary and the average of the three years’ annual cash bonus, unless the triggering event occurs during the first three years of his employment agreement, in which case the payments are equal to six times base salary. For our chief executive officer, the agreement provides for bonus incentives based on pre-tax income thresholds.

On and effective as of January 27, 2012, the Company entered into a Letter of Understanding Concerning Voluntary Leave of Absence (the “Letter of Understanding”) with its Chief Operating Officer, Jonathan Neuman providing for a four month leave of absence. During his leave of absence, under the Letter of Understanding, Mr. Neuman’s leave of absence does not constitute a material diminution in his responsibilities. See Note 17 – Subsequent Events.

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

During the first quarter of 2012, the Company also entered into severance and retention award agreements with certain of its executive officers (other than the CEO and CFO). The agreements generally provide for a minimum guaranteed bonus in each of 2012 and 2013 as well as severance payments equal to two years base salary in the event of termination by the Company without Cause (as defined in the respective agreement) provided the executive executes a general release of claims against the Company.

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

The Company is not able to reasonably estimate the outcome of these matters and as such has not recorded a loss reserve in connection with either of these matters in the accompanying combined and consolidated statement of operations in accordance with ASC 450 — Contingencies 20 — Loss Contingencies.

SEC Investigation

On February 17, 2012, the Company received a subpoena issued by the staff of the SEC seeking documents from 2007 through the present, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of the subpoena or what impact, if any, the cost of responding to the subpoena might have on the Company’s financial position, results of operations, or cash flows. The Company has not established any provision for losses in respect of this matter. See Note 17 – Subsequent Events.

The Florida Litigation

On March 14, 2012, Opportunity Partners L.P. (“Opportunity”) served the Company with a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida seeking to compel the Company to hold an annual meeting of shareholders as soon as possible and seeking recovery of all costs and expenses, including reasonable attorney’s fees and expenses of experts in connection with the complaint. See Note 17 – Subsequent Events.

Guarantees

Under our Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations, our chief executive officer and then chief operating officer made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support, but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our chief executive officer and chief operating officer for such non-financial performance reasons, then our indemnification obligations to our chief executive officer and chief operating officer may require us to indemnify them for losses they may incur under these guaranties.

Litigation

We are party to various other legal proceedings, which arise in the ordinary course of business. We believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations. See Note 17 – Subsequent Events.

(16) Income Taxes

Except as noted below, our provision for income taxes is estimated to result in an annual effective tax rate of 0.0% in 2012. The 0.0% effective tax rate is a result of our recording of a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2011, the uncertainties that resulted from the USAO Investigation and expectation of taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the period ended March 31, 2012 we reduced our deferred tax valuation allowance from continuing operations by $41,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

On February 3, 2011, we converted from a Florida limited liability company to a Florida corporation (the “Conversion”). Prior to the Conversion we were treated as a partnership for federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion. As a result of the Conversion, we recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740, Income Taxes these deferred taxes were recorded in income tax expense for the first quarter of 2011. For the post-conversion period ended March 31, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $3.6 million. For the first quarter ended March 31, 2011 the total provision was $8.0 million.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as to income tax in Florida and other states in which it operates.

At March 31, 2012, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that related to the Conversion and was charged to paid-in-capital in the first quarter of 2011.

(17) Subsequent Events

USAO Investigation

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

As of June 30, 2012, the Company had 12 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

The Insurance Coverage Declaratory Relief Complaint

On June 13, 2012, Catlin Insurance Company (UK) Ltd. (“Catlin”) filed a declaratory relief action against the Company in the United States District Court for the Southern District of Florida. The complaint seeks a determination that there is no coverage under Catlin’s primary Directors, Officers and Company Liability Policy (the “Policy”) issued to the Company for the period February 3, 2011 to February 3, 2012, based on a prior and pending litigation exclusion (the “Exclusion”). Catlin also seeks a determination that it is entitled to reimbursement of the approximately $0.8 million in defense costs and fees advanced to the Company in the first quarter of 2012 under the Policy if it is determined that the Exclusion precludes coverage. The Company recorded a reserve of $0.8 million for the recovery received during the three months ended March 31, 2012, as other selling, general and administrative expense. $0.6 million of the amount received was recorded as other income due to this portion of the recovery relating to 2011 expenses and the remaining $0.2 million was recorded as a reduction of legal expenses for the three months ended March 31, 2012. As of the filing of this Form 10-Q, the Company has not yet been served with the complaint. The parties have been attending mediation, most recently on September 7, 2012.

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

Certain Arrangements with Named Executive Officers

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with Mr. Neuman. As part of the Separation Agreement, Mr. Neuman resigned as a member of the Company’s board of directors and as an employee of Company. Pursuant to the Separation Agreement, the Company paid Mr. Neuman a separation payment of $1.4 million. In the event Mr. Neuman returns to the Company as an employee or director, Mr. Neuman will be obligated to repay the separation payment, net of withholdings. The Separation Agreement does not include a covenant by Mr. Neuman to refrain from competing with Imperial, but does contain customary non-disparagement and non-solicitation provisions. The Separation Agreement provides releases by each party and also obligates the Company to continue to indemnify Mr. Neuman for his legal expenses substantially in the same manner contemplated by his employment agreement. In connection with the Separation Agreement, Mr. Neuman’s employment agreement and the Letter of Understanding have terminated.

Board Composition

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

On August 2, 2012, the Board of Directors of the Company appointed Andrew Dakos, Phillip Goldstein and Gerald Hellerman to serve as directors of the Company in connection with a settlement with Opportunity that resulted in Opportunity withdrawing its demand for a special meeting of shareholders, which it had submitted to the Company on May 23, 2012, and agreeing to dismiss its lawsuit to compel an annual meeting of shareholders. In connection with the Settlement, Walter Higgins and A. Penn Wyrough resigned from the Board of Directors. On August 14, 2012, Antony Mitchell, the Company’s chief executive officer, resigned as Chairman of the Board, though he continues to serve as the Company’s chief executive officer as well as a member of the Board of Directors, and Mr. Goldstein was elected Chairman. The committees of the Board of Directors were also reconstituted as follows: Audit: Messrs. Hellerman (chair), Buzen, Crow and Rosenberg; Compensation: Messrs. Dakos (chair), Crow, Goldstein and Hellerman; and Corporate Governance & Nominating Committee: Messrs. Goldstein (chair), Crow, Dakos and Hellerman.

Certain Balance Sheet Items

Cash and Cash Equivalents, inclusive of investment securities available for sale:

As of September 30, we had approximately $41.8 million of cash and cash equivalents, and marketable securities including $1.1 million of restricted cash. The decrease was largely driven by an increase in selling, general and administrative expenses as a result of the USAO investigation, SEC investigation and the associated shareholder litigation.

Investment in Life Settlements

Of the 204 life insurance policies owned by the Company at June 30, 2012, 193 such policies were also owned by the Company at March 31, 2012. These 193 policies have been valued using a weighted average discount rate that is 54 basis points lower than their weighted average discount rate at March 31, 2012. The Company has reduced discount rates used in valuing these policies at June 30, 2012 because it believes that the perceived risk premium that an investor would require to transact with the Company has decreased since signing the Non-Prosecution Agreement, partially offset by a continuing softening in the life settlements market, and resulting in the net change of 54 basis points.

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

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below and should be read in conjunction with the financial statements and accompanying notes included with this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview

We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, on February 3, 2011, Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities.

Imperial Holdings, Inc. (the “Company” or “Imperial”) operates in two reportable business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue/income from interest charged on loans, loan origination fees, agency fees from referring agents, changes in the fair value of life insurance policies that the Company acquires and receipt of death benefits with respect to matured life insurance policies it owns. The Company voluntarily terminated its premium finance business in connection with the USAO Investigation. See “Legal Proceedings.” In the structured settlement business, the Company purchases structured settlement receivables at a discounted rate and sells these receivables to third parties.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 provides additional information about our business, operations and financial condition.

Recent Developments, Uncertainties & Outlook

In connection with the Non-Prosecution Agreement, Imperial voluntarily terminated its premium finance business. Accordingly, the Company did not recognize any agency fees during the three months ended March 31, 2012 and, once the Company’s remaining premium finance loans mature, the Company will no longer recognize revenue from interest income or origination fees. The only material revenue that the Company expects to recognize from the premium finance business in 2012 is from changes in fair value of life settlements acquired upon default and strategic sales of certain life insurance policies in its portfolio that were acquired upon default of premium finance loans. As a result, we expect our revenue in our Life Finance segment to be materially lower in 2012 than in prior year.

Additionally, the Company’s ability to generate new business in the life finance segment continued to be limited in the first quarter of 2012 as the Company originated no premium finance loans and, in order to conserve capital, did not purchase policies through life settlement-related acquisitions. As a consequence, the Company’s portfolio of life insurance policies is smaller than previously projected, which may result in more volatility and adversely affect the portfolio’s performance.

In the structured settlements segment, on January 12, 2012, the Company resumed financing non-life contingent structured settlements using its dedicated facility for those receivables after signing an acknowledgement that provided for certain payments in respect of, the transfer of the ownership of certain lock-box accounts associated with the facility. The Company also continued to fund life-contingent structured settlements under a forward purchase and sale arrangement entered into on December 30, 2011. However, this new arrangement compressed the Company’s margins as it required the Company to sell life-contingent structured settlements during the first quarter of 2012 at a discount rate that was 200 basis points higher than the rate used in the prior facility. As of the filing of this Form 10-Q, the discount rate under this forward purchase and sale arrangement is currently 50 basis points higher than the rate used in the prior facility.

The Company has also expended considerable resources resolving the USAO Investigation, as well as responding to the SEC Investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of March 31, 2012 the Company’s legal and related fees in respect of these matters was $12.4 million, including $5.5 million incurred during the three months ended March 31, 2012. Moreover, the Company’s D&O carriers have disputed several of the claims and reserved their rights, and the Company’s primary D&O carrier filed a declaratory judgment action on June 13, 2012 seeking a judgment that the claims submitted by the Company are precluded under a prior and pending litigation exemption.

At the time of the Company’s initial public offering, the Company intended to hold the majority of the life insurance policies it acquired to maturity while strategically trading in and out of certain policies. In light of the USAO Investigation, the SEC Investigation, the related shareholder litigation and the related unbudgeted expenses incurred by the Company, the Company is re-examining its strategy and cash management objectives. We estimate that we will need to pay $19.2 million in premiums to keep our current portfolio of life insurance policies in force from April 1, 2012 through December 31, 2012 and an additional $26.1 million to keep the portfolio in force through 2013. As of March 31, 2012, we had approximately $62.7 million of cash, cash equivalents, and marketable securities, including $691,000 of restricted cash. As of September 30, we had approximately $41.8 million of cash and cash equivalents, and marketable securities including $1.1 million of restricted cash. Additionally, we have not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). We expect the lack of mortalities of insureds to continue at least through 2012. We believe we have sufficient cash and cash equivalents to pay the premiums necessary to keep the life insurance policies that we own in force and our operating expenses through at least 2012 although we will need to proactively manage our cash in advance of any liquidity shortfall. Based on our current internal forecast, we anticipate a liquidity shortfall in the third quarter of 2013. If we do not begin to experience mortalities and collect the related death benefits in a timely manner prior to that time, we will need to seek additional capital to pay the premiums, by means of debt or equity financing or the sale of some of the policies that we own. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies, and/or, under certain scenarios, lapse or sell certain of our policies or some combination of the above. The lapsing of policies, if any, would create losses as the assets would be written down to zero.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the loan impairment valuation, allowance for doubtful accounts, income taxes, valuation of structured settlements and the valuation of investments in life settlements have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with the estimates, as well as selected other critical accounting policies.

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

In order to originate premium finance transactions our lenders required that we procure lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage. The lender protection insurance program was terminated as of December 31, 2010, and all loans originated after December 31, 2010, do not carry lender protection insurance coverage. Thus, for all loans originated in 2011 and beyond, a loan impairment valuation is established if the carrying value of a loan receivable exceeds the fair value of the underlying collateral. The provision for losses on loans receivable has increased during the three months ended March 31, 2012 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 6, 10 and 11 to the accompanying consolidated and combined financial statements.

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

In determining the life expectancy estimate, we analyze medical reviews from independent secondary market life expectancy providers (“LE providers”). Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers and currently uses AVS Underwriting, LLC (“AVS”) life expectancy reports for valuation purposes. The LE provider reviews the medical records and identifies all medical conditions it feels are relevant to the life expectancy of the insured. Debits and credits are then assigned by the LE provider to the individual’s health based on these medical conditions. The debit or credit that an LE provider assigns to a medical condition is derived from the experience of mortality attributed to this condition in the portfolio of lives that it monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor.

The resulting mortality factor represents an indication as to the degree to which the given life can be considered more or less impaired than a standard life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life.

The probability of mortality for an insured is then calculated by applying the life expectancy estimate to a mortality table. The mortality table is created based on the rates of death among groups categorized by gender, age, and smoking status. By measuring how many deaths occur before the start of each year, the table allows for a calculation of the probability of death in a given year for each category of insured people. The probability of mortality for an insured is found by applying the mortality rating from the life expectancy assessment to the probability found in the actuarial table for the insured’s age, sex and smoking status. The Company applies an actuarial table developed by a third party. In contrast, in pricing trades, we believe many market participants generally reference a table developed by the U.S. Society of Actuaries known as the 2008 Valuation Basic Table, or the 2008 VBT. The table used by the Company to value its life settlements is generally more conservative in that it applies the mortality experience of an insured population that is representative of participants in the life settlement market. Because of the relative greater wealth of the insured whose life insurance policy is sold into the life settlement market, and thus their access to superior healthcare, these individuals tend to live longer than the general population. This is referred to by participants in the life settlement market as the “wealth effect.” The Company believes the modified table is consistent with modified tables used by market participants and third party medical underwriters.

The mortality rating is used to create a range of possible outcomes for the given life and assign a probability that each of the possible outcomes might occur. This probability represents a mathematical curve known as a mortality curve. This curve is then used to generate a series of expected cash flows over the remaining expected lifespan of the insured and the corresponding policy. A discounted present value calculation is then used to determine the price of the policy. If the insured dies earlier than expected, the return will be higher than if the insured dies when expected or later than expected.

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

As is the case with most market participants, the Company uses life expectancies that are provided by third-party life expectancy providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value would be as follows (dollars in thousands):

LE Mths Adj	Value	Change in Value
+6	85,149	(17,146)
—	102,295	—
-6	121,682	19,387

The Company believes that investors in esoteric assets such as life insurance policies typically target yields averaging between 12% - 17% for investments of more than a 5 year duration, which is consistent with the Company’s historical use of a 15%—17% discount rate to value its life insurance policies prior to the third quarter of 2011.

We believe that the USAO Investigation along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the life settlement marketplace. This perceived softening in the market was also corroborated by third party consultants engaged by the Company and is consistent with discussions involving the Company and other market participants. In general, since the onset of the credit crisis in 2007, capital has been limited and credit has been costly for the purchase of life insurance policies in the secondary and tertiary markets. In light of the USAO Investigation and publicly available information about the Company when given the choice to invest in a policy that was associated with the Company’s premium finance business and a policy without such an association, all else being equal, the Company believes that an investor would generally opt to invest in the policy that was not associated with the Company’s premium finance business. Accordingly, the Company viewed a further adjustment to its discount rates as necessary at December 31, 2011 because of the changes in the market along with the increased perceived risk premium that a market participant would require to transact in a policy associated with the Company and further adjusted its discount rates, resulting in a weighted average discount rate of 24.31% calculated based on death benefit.

While the Company believes that since entering into the Non-Prosecution Agreement, market participants will require less of a risk premium to transact in policies associated with the Company, at March 31, 2012, the Company considered the discount rate based on information that was then available and, in doing so, determined that further adjustments to discounts rates in its fair value model for non-premium financed and premium financed investment in life settlements was not warranted at that time.

As of March 31, 2012, the Company owned 197 policies with an aggregate investment in life settlements of $102.3 million. Of these 197 policies, 154 were previously premium financed and are valued using discount rates that range from 18.65% – 32.25%. The remaining 43 policies are valued using a discount rate of 16.65%.

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in fair market value would be as follows (dollars in thousands):

Wtd. Avg Rate	Rate Adj.	Value	Change in Value
24.09%	-.50%	105,014	2,719
24.59%	—	102,295	—
25.09%	+.50%	99,686	(2,608)

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

Income Taxes

Except as noted below, our provision for income taxes is estimated to result in an annual effective tax rate of 0.0% in 2012. The 0.0% effective tax rate is a result of our recording of a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2011, the uncertainties that resulted from the USAO Investigation and expectation of taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the period ended March 31, 2012 we reduced are deferred tax valuation allowance from continuing operations by $41,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

On February 3, 2011, we converted from a Florida limited liability company to a Florida corporation (the “Conversion”). Prior to the Conversion we were treated as a partnership for federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion. As a result of the Conversion, we recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740, Income Taxes these deferred taxes were recorded in income tax expense for the first quarter of 2011. For the post-conversion period ended March 31, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $3.6 million. For the first quarter ended March 31, 2011 the total provision was $8.0 million.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as to income tax in Florida and other states in which it operates.

At March 31, 2012, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that related to the Conversion and was charged to paid-in-capital in the first quarter of 2011.

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

Recent Accounting Pronouncements

Note 2 of the Condensed Notes to Consolidated and Combined Financial Statements discusses accounting standards adopted during the three months ended March 31, 2012, as well as accounting standards recently issued but not yet adopted and the expected impact of these changes in accounting standards. The Company does not expect any material impact from the adoption of such standards.

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

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Income
Agency fee income	$—	$4,061
Interest income	906	2,020
Interest and dividends on investment securities available for sale	128	—
Origination fee income	250	2,281
Realized gain on sale of structured settlements	2,475	1,169
Realized gain on sale of life settlements	236	—
Gain on forgiveness of debt	—	2,543
Unrealized change in fair value of life settlements	4,255	11,198
Unrealized change in fair value of structured receivables	610	842
Servicing fee income	358	504
Other income	748	244

Total income	9,966	24,862
Expenses
Interest expense	774	3,230
Provision for losses on loans receivable	—	108
Loss on loan payoffs and settlements, net	(9)	2,571
Amortization of deferred costs	982	1,907
Personnel cost	3,689	4,610
Marketing	2,162	1,258
Legal fees	7,890	1,039
Professional fees	1,919	1,294
Insurance	470	151
Other selling, general and administrative expenses	1,001	1,269

Total expenses	18,878	17,437
(Loss) income before income taxes	(8,912)	7,425
(Benefit) provision for income taxes	(41)	7,996

Net loss	$(8,871)	$(571)

Life Finance Segment Results (in thousands)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Income	$5,968	$22,766
Expenses	5,140	10,109

Segment operating income	$828	$12,657

Structured Settlements Segment Results (in thousands)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Income	$3,233	$2,055
Expenses	6,089	4,000

Segment operating loss	$(2,856)	$(1,945)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	For the Three Months Ended March 31,
	2012	2011
Consolidated
Segment operating (loss) income	(2,028)	10,712
Unallocated income
Interest and dividends on investment securities available for sale	128	—
Other income	636	40

	764	40

Unallocated expenses
Interest expense	1	290
Personnel costs	226	1,474
Legal fees	6,292	233
Professional services	1,073	371
Insurance	47	34
Other selling, general and administrative expenses	9	925

	7,648	3,327

(Loss) income before income taxes	(8,912)	7,425
(Benefit) provision for income taxes	(41)	7,996

Net loss	$(8,871)	$(571)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net loss for the three months ended March 31, 2012 was $8.9 million compared to a net loss of $571,000 for the three months ended March 31, 2011, an increased loss of $8.3 million. Total income was $10.0 million for the three months ended March 31, 2012, compared to $24.9 million for the three months ended in 2011, a reduction of $14.9 million or 60%. Total expenses were $18.9 million for the three months ended March 31, 2012, compared to $17.4 million for the three months ended March 31, 2011, an increase of $1.5 million, or 9%.

In our life finance segment which includes our premium finance business, segment operating profit decreased by $11.8 million to $828,000. This is primarily driven by decreases in agency fee income of $4.1 million, origination income of $2.0 million, interest income of $1.2 million, forgiveness of debt of $2.5 million and change in unrealized fair value of life settlement of $6.9 million.

Life finance segment expenses were $5.1 million during the three months ended March 31, 2012 compared to $10.1 million during the three months ended March 31, 2011, a decline of $5.0 million, or 50%. These declines were driven primarily by a reduction in interest expense $2.2 million, amortization of deferred costs of $925,000, and $2.6 million in loss on loan payoffs and settlements, net. These declines were offset by an increase in selling, general and administrative expenses of $808,000. The main components of these expense increases were legal fees of $693,000, Directors and Officers (D&O) insurance of $159,000 and professional fees of $23,000 offset by a decrease in bad debt expenses of $75,000.

Results of operations in our life finance segment were adversely impacted by the USAO Investigation and related matters. Once the premium finance loans on our balance sheet mature, we will no longer have any revenue generated from interest income, origination income and agency fees.

Shortly after the Company was informed on September 27, 2011 that its premium finance loan business was the subject of the USAO Investigation, the Company suspended originating new premium finance loans. During the three months ended March 31, 2012, we originated no loans, compared to 32 loans originated during the three months ended March 31, 2011. This decrease in number of loans originated resulted in a reduction in agency fees from $4.1 million during the three months ended March 31, 2011 to $0 during the three months ended March 31, 2012. As of March 31, 2012, we had loans receivable totaling $19.3 million compared to $73.2 million as of March 31, 2011, a decrease of $53.9 million, or 74%. Loans outstanding declined from 260 to 94. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined $2.0 million and $1.1 million or 89% and 55% respectively, during the three months ended March 31, 2012.

Interest expense declined to $774,000 compared to $2.9 million at March 31, 2011, a reduction of $2.2 million or 74%, as notes payable declined from $53.8 million as of March 31, 2011 to $11.5 million as of March 31, 2012 a reduction of $42.3 million or 79%. These notes payable, the majority of which were guaranteed under the lender protection insurance program (“LPIC”) which was discontinued as of December 2010, continue to decline as premium finance loans serving as collateral for these notes mature.

Provision for losses on loans receivable was zero during the three months ended March 31, 2012, compared to $108,000 during the three months ended March 31, 2011.

Amortizations of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $982,000 during the three months ended March 31, 2012 compared to $1.9 million during the three months ended March 31, 2011, a reduction of $925,000 or 49%. After December 31, 2010, we ceased originating premium finance loans with LPIC insurance.

As of March 31, 2012, the Company owned 197 policies compared to 59 policies at March 31, 2011, with a fair market value of investment in life settlements of $102.3 million compared to $33.1 million at March 31, 2011, an increase of $69.2 million. During the three months ended March 31, 2012, the Company acquired 9 life insurance policies compared to 19 policies during the three months ended March 31, 2011. Total aggregate death benefit of polices acquired was $61.5 million and $87.0 million for March 31, 2012 and March 31 2011, respectively. The 9 policies acquired during the three months ended March 2012 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 2 policies acquired in the same manner for the three months ended March 31, 2011. As of March 31, 2012, the aggregate death benefit of the Company’s investment in life settlements is $992.0 million.

Of these 197 policies, 154 were previously premium financed and are valued using discount rates that range from 18.65% – 32.25%. The remaining 43 policies are valued using a discount rate of 16.65%.

Unrealized change in fair value of life settlements was approximately $4.3 million for the three months ended March 31, 2012 compared to $11.2 million for the three months ended March 31, 2011, a decrease of $6.9 million or 62%. The decrease was due to the 19 life settlements acquired in the first three months of 2011 that accounted for an $8.0 million increase in the unrealized change in fair value of life settlements for the period. Further, the $11.2 million at March 31, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the three months ended March 31, 2012, 9 policies were acquired resulting in an unrealized change in fair value of $153,000 and 2 polices were sold resulting in a gain of $236,000.

In our structured settlements segment, income was $3.2 million for the three months ended March 31, 2012 compared to $2.1 million for the three months ended March 31, 2011, an increase of $1.1 million or 52%. This increase was due to an increase in the number of structured settlements sold. During the three months ended March 31, 2012, 463 structured settlements were sold which resulted in a gain of $2.5 million compared to 209 structured settlements sold resulting in a gain $1.2 million during the three months ended March 31, 2011. Unrealized change in fair value of structured settlements receivable was $610,000 for the three months ended March 31, 2012 compared to $842,000 million for the three months ended March 31, 2011.

Segment selling, general and administrative expenses increased by $2.1 million to $6.1 million as we continued to build our infrastructure and expand market share. This segment is still in an early stage of development characterized by high growth in lead generation and sales as well as high operating costs. Further, segment financing costs remains high as a result of the USAO Investigation and our challenge in negotiating more favorable financing terms. This led to a segment operating loss of $2.9 million during the three months ended March 31, 2012 an increase of $911,000 over segment operating loss of

$1.9 million recorded during the three months ended March 31, 2011. Significant expense increases were payroll and related cost of $391,000 which is attributable to increased commissions associated with deals purchased, marketing costs of $904,000 associated with increased promotional activities to drive new business, D&O insurance of $147,000 and legal fees of $99,000.

On a pretax basis, our loss increased by $10.1 million, from $3.3 million for the three months March 31, 2011 to $7.6 million for the three months ended March 31, 2012. This is primarily driven by increases in legal fees of $6.1 million which is mainly associated with the USAO Investigation, and professional fees of $702,000. These were offset by increases in interest income on investment securities of $128,000, other income of $597,000 which is primarily D&O insurance recovery, reduction in interest expense of $289,000 associated with the Skarbonka debenture and a reduction in payroll and related cost of $1.3 million due to bonuses paid in the three months ended March 31, 2011 related to the Company’s initial public offering.

Our provision for income taxes is estimated to result in an annual effective tax rate of 0.0% in 2012. The 0.0% effective tax rate is a result of our recording of a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2011, the uncertainties that resulted from the USAO Investigation and expectation of taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

Upon the implementation of ASC 740 in 2011, the Company recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. Pursuant to ASC 740, these deferred taxes were recorded in income tax expense during the three months ended March 31, 2011. For the post-conversion period ended March 31, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $3.6 million. For the quarter ended March 31, 2011, the total provision was $8.0 million.

The Company has also expended considerable resources resolving the USAO Investigation, as well responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of March 31, 2012, the Company’s cumulative legal and related fees in respect of these matters were $12.4 million, including $5.5 million incurred during the quarter ending March 31, 2012.

We operate our business through two reportable segments: life finance and structured settlements. Our segment data discussed below may not be indicative of our future operations.

Life Finance Business

Our results of operations for our life finance segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Life finance
Income
Agency fee income	$—	$4,061
Interest income	845	2,020
Origination income	250	2,281
Gain on forgiveness of debt	—	2,543
Unrealized change in fair value of life settlements	4,255	11,198
Gain on sale of life settlements	236	—
Servicing fee income	358	504
Other income	25	159

	5,968	22,766

Direct segment expenses
Interest expense	773	2,937
Provision for losses on loan receivables	—	108
Loss on loans payoffs and settlements, net	(9)	2,571
Amortization of deferred costs	982	1,907
Personnel costs	1,309	1,373
Legal fees	1,008	315
Professional services	433	456
Insurance	211	52
Other selling, general and administrative expenses	433	390

	5,140	10,109

Segment operating income	$828	$12,657

The following table highlights certain selected operating data in our life finance segment for the periods indicated (in thousands except number of loans percentage, age and life expectancy):

	For the Three Months Ended March 31,
	2012	2011

Period Acquisitions — Policies Owned
Number of policies acquired	9	19
Average age of insured at acquisition	75.8	76.4
Average life expectancy — Calculated LE (Years)	12.6	10.7
Average death benefit	$6,833	$4,579
Aggregate purchase price	$2,163	$3,909

End of Period — Policies Owned
Number of policies owned	197	59
Average Life Expectancy — Calculated LE (Years)	10.5	11.0
Aggregate Death Benefit	$991,966	$279,732
Aggregate fair value	$102,295	$33,066
Monthly premium — average per policy	$8.2	$8.3

End of Period Loan Portfolio
Loans receivable, net	$19,300	$73,247
Number of policies underlying loans receivable	94	260
Aggregate death benefit of policies underlying loans receivable	$431,350	$1,247,757
Number of loans with insurance protection	56	214
Loans receivable, net (insured loans only)	$12,789	$58,274
Average Per Loan:
Age of insured in loans receivable	75.1	75.3
Life expectancy of insured (years)	15.5	14.4
Monthly premium	$5.1	$8.5
Loan receivable, net	$205.3	$281.7
Interest rate	12.4%	11.1%

Period Originations:
Number of loans originated (by type):
Type 1*	—	26
Type 2**	—	6
Principal balance of loans originated	$—	$11,689
Aggregate death benefit of policies underlying loans originated	$—	$195,350
Selling general and administrative expenses	$3,395	$2,586
Average Per Origination During Period:
Age of insured at origination	—	75.2
Life expectancy of insured (years)	—	15.2
Monthly premium (year of origination)	$—	$11.9
Death benefit of policies underlying loans originated	$—	$5,746
Principal balance of the loan	$—	$365.3
Interest rate charged	—	14.0%
Agency fee	$—	$126.9
Agency fee as % of principal balance
Type 1*	—	41.3%
Type 2**	—	20.8%
Origination fee	$—	$88.7
Annualized origination fee as % of principal balance	—	25.6%

*	We define Type 1 loans as loans that are collateralized by life insurance policies that have been in force less than two years.
**	We define Type 2 loans as loans that are collateralized by life insurance policies that have been in force longer than two years.

Three Months ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Income

Agency Fee Income. Agency fee income was $0 for the three months ended March 31, 2012 compared to $4.1 million for the three months ended March 31, 2011, a decrease of $4.1 million, or 100%. Agency fee income is earned solely as a function of originating loans. We funded no loans during the three months ended March 31, 2012, compared to the 32 loans funded during the three months ended March 31, 2011. As a result of the voluntary termination of our premium finance business, we will not receive any revenue from agency fees in 2012 and beyond.

Agency fees as a percentage of the principal balance of the loans (which we refer to in the Form 10-Q as the principal amount loaned without including origination fees or interest) originated during each period was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Principal balance of loans originated	$—	$11,689
Number of transactions originated	—	32
Agency fees	$—	$4,061
Agency fees as a percentage of the principal balance of loans originated	0.0%	34.7%

Interest Income. Interest income was $845,000 for the three months ended March 31, 2012 compared to $2.0 million for the three months ended March 31, 2011, a decrease of $1.2 million, or 58%. During the quarters ended March 31, 2012 and March 31, 2011, the Company originated zero and 32 loans respectively. Interest income declined as the balance of loans receivable, net decreased from $73.2 million as of March 31, 2011 to $19.3 million as of March 31, 2012 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of March 31, 2012 and 2011 was 12.5% and 11.9%, respectively. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was $250,000 for the three months ended March 31, 2012, compared to $2.3 million for the three months ended March 31, 2011, a decrease of $2.0 million, or 89%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Origination fees as a percentage of the principal balance of the loans originated was 24.3% for the three months ended March 31, 2011. As a result of the voluntary termination of our premium finance business, we will cease accruing origination fee income once our outstanding premium finance loans mature.

Gain on Forgiveness of Debt. Gain on forgiveness of debt was $0 for the three months ended March 31, 2012 compared to $2.5 million for the three months ended March 31, 2011, a decrease of $2.5 million. These gains arise out of a settlement agreement with Acorn Capital. This facility was terminated during October 2011, accordingly, no loans financed in the Acorn facility were outstanding as of March 31, 2012.

Unrealized Change in Fair Value of Life Settlements. Unrealized change in fair value of life settlements was approximately $4.3 million for the three months ended March 31, 2012 compared to $11.2 million for the three months ended March 31, 2011, a decrease of $6.9 million or 62%. The decrease was due to the 19 life settlements acquired in the first three months of 2011 that accounted for an $8.0 million increase in the unrealized change in fair value of life settlements for the period. Further, the $11.2 million at March 31, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the three months ended March 31, 2012, 9 policies were acquired resulting in an unrealized change in fair value of $153,000 and 2 polices were sold resulting in a gain of $236,000. The discount rates used in the fair value calculation for the three months ended March 31, 2012 were unchanged from the rates used at December 31, 2011. See Note 11 to the accompanying consolidated and combined financial statements.

Servicing Fee Income. Servicing income was $358,000 for the three months ended March 31, 2012 compared to $504,000 for the three months ended March 31, 2011, a decrease of $146,000 or 29%. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. The decrease was primarily due to a reduction in the number of policies serviced.

Expenses

Interest Expense. Interest expense was $774,000 for the three months ended March 31, 2012 compared to $2.9 million for the same period in 2011, a decrease of $2.2 million, or 76%. The decrease in interest expense was due to a decline in notes payable from $53.8 million as of March 31, 2011 to $11.5 million as of March 31, 2012, a decrease of $42.3 million, or 79%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was $0 for the three months ended March 31, 2012 compared to $108,000 for the same period in 2011, a decrease of $108,000. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. The provision for losses on loans receivable was $0 because the fair value of the underlying policy did not change for the three months ended March 31, 2012. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements.

Gain/Loss on Loan Payoffs and Settlements, Net. Gain on loan payoffs and settlements, net, was $9,000 for the three months ended March 31, 2012 compared to a loss of $2.6 million for the same period in 2011, a change of $2.6 million. In the three months ended March 31, 2012, we wrote off zero loans compared to 5 loans written off in the same period in 2011, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of approximately $116,000 for the three months ended March 31, 2011.

Amortization of Deferred Costs. Amortization of deferred costs was $982,000 during the three months ended March 31, 2012 as compared to $1.9 million for the same period in 2011, a decrease of $925,000, or 49%. Lender protection insurance related costs accounted for $767,000 and $1.6 million of total amortization of deferred costs during the three months ended March 31, 2012 and 2011, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010. 56 loans with lender protection insurance were outstanding at March 31, 2012. Only $806,000 of lender protection insurance related costs remains to be amortized.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were $3.4 million for the three months ended March 31, 2012 compared to $2.6 million for the three months ended March 31, 2011, an increase of $808,000 or 31%. The SG&A expenses primarily decrease period over period, with the exception of legal expense of $693,000 due to increased litigation related to premium policies and D&O insurance of $159,000 associated with the Company’s initial public offering.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011

Structured settlements
Income
Realized gain on sale of structured settlements	$2,475	$1,169
Interest income	61	—
Unrealized change in fair value of structured settlements	610	842
Other income	87	44

	3,233	2,055

Direct segment expenses
Personnel costs	2,154	1,763
Marketing	2,162	1,258
Legal fees	590	491
Professional services	413	380
Insurance	212	65
Other selling, general and administrative expenses	558	43

	6,089	4,000

Segment operating loss	$(2,856)	$(1,945)

Consolidated

The following table highlights certain selected operating data in our structured settlements segment for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Period Originations:
Number of transactions	241	162
Number of transactions from repeat customers	70	48
Weighted average purchase discount rate	18.5%	18.3%
Face value of undiscounted future payments purchased	$30,429	$16,536
Amount paid for settlements purchased	$5,653	$3,212
Marketing costs	$2,161	$1,258
Selling, general and administrative (excluding marketing costs)	$3,928	$2,649
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$126.3	$102.1
Amount paid for settlement purchased	$23.5	$19.8
Time from funding to maturity (months)	131.7	161.9
Marketing cost per transaction	$9.0	$7.8
Segment selling, general and administrative
(excluding marketing costs) per transaction	$16.3	$16.3
Period Sales:
Number of transactions originated and sold	175	209
Realized gain on sale of structured settlements	$2,475	$1,169
Average sale discount rate	10.5%	8.7%
End of Period Portfolio:
Number of transactions on balance sheet	133	140

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Income

Interest Income. Interest income was $61,000 for three months ended March 31, 2012 compared to $0 for the three months ended March 31, 2011, an increase of $61,000. Interest income was accretion on the structured settlements assets held on balance sheet during the period.

Realized Gain on Sale of Structured Settlements. Realized gain on sale of structured settlements was $2.5 million for the three months ended March 31, 2012 compared to $1.2 million for the three months ended March 31, 2011, an increase of $1.3 million or 108%. During the three months ended March 31, 2012, we sold 463 structured settlements for a gain of $2.5 million compared to 209 with a gain of $1.2 million for the three months ended March 31, 2011. Of the 463 structured settlements sold, 175 were originated during the first quarter of 2012, and 288 were originated during the fourth quarter of 2011 and held on balance sheet pending the resumption of funding under the Company’s credit facilities. See Note 9 to the accompanying consolidated and combined financial statements.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $610,000 for the three months ended March 31, 2012 compared to $842,000 million for the same period in 2011. At March 31, 2012 we had 133 structured receivables on our balance sheet compared with 140 structured settlement receivables on our balance sheet as of March 31, 2011. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.1 million for the three months ended March 31, 2012 compared to $4.0 million for the three months ended March 31, 2011, an increase $2.1million or 53%. This increase was due, in part, to an increase in compensation costs of $391,000 due to an increase in head count throughout 2011. In addition, we recorded additional indirect variable expenses associated with the increase in the number of structured settlements originated during the period, including an increase in advertising of $904,000, and an increase in legal fees, professional fees and other expenses of $794,000.

Liquidity and Capital Resources

We anticipate that our liquidity needs for the remainder of 2012 and for 2013 will be in excess of the amounts previously budgeted by the Company as a result of costs associated with the USAO Investigation and the SEC Investigations and related shareholder litigation. The Company has expended considerable resources resolving the USAO Investigation, as well as responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of March 31, 2012, the Company’s cumulative legal and related fees in respect of these matters were $12.4 million, including $5.5 million incurred during the quarter ending March 31, 2012.

We believe we will continue to spend significant amounts on legal matters related to the SEC investigation, shareholder litigation and other potential claims over the next year, and possibly beyond. These costs in the aggregate are likely to exceed the limits of our insurance coverage for such matters, which coverage is currently being contested by our primary D&O carrier. We expect to meet our liquidity needs for the next year primarily through our cash resources and, other short term cash on hand and, to a lesser extent, through cash flows from sales and financings of structured settlements. We intend to significantly reduce our purchases of life settlements in an effort to conserve capital and may also seek additional debt or equity financing and/or opportunistically sell certain life insurance policies in our portfolio from time to time. In connection with the Non-Prosecution Agreement, we have ceased originating new premium finance loans. We expect debt maturities to be covered by cash receipts from LPIC claims as discussed further below, and we do not currently have any material planned capital expenditures.

We estimate that we will need to pay $19.2 million in premiums to keep our current portfolio of life insurance policies in force from April 1, 2012 through December 31, 2012 and an additional $26.1 million to keep the portfolio in force through 2013. As of March 31, 2012, we had approximately $62.7 million of cash, cash equivalents, and marketable securities, including $691,000 of restricted cash. As of September 30, we had approximately $41.8 million of cash and cash equivalents, and marketable securities, including $1.1 million of restricted cash. Additionally, we have not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). We expect the lack of mortalities of insureds to continue at least through 2012. We have sufficient cash and cash equivalents to pay the premiums necessary to keep the life insurance policies that we own in force and our operating expenses through at least 2012 although we will need to proactively manage our cash in advance of any liquidity shortfall. Based on our current internal forecast, we anticipate a liquidity shortfall in the third quarter of 2013. If we do not begin to experience mortalities and collect the related death benefits in a timely manner prior to that time, we will need to seek additional capital to pay the premiums, by means of debt or equity financing or the sale of some of the policies that we own. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies, and/or, under certain scenarios, lapse or sell certain of our policies or some combination of the above. The lapsing of policies, if any, would create losses as the assets would be written down to zero.

Financing Arrangements Summary

We had the following debt outstanding as of March 31, 2012, which relates to our credit facility previously used to fund life finance loans (in thousands):

Credit Facilities	Weighted Average Interest Rate	Principal and Interest Outstanding at 3/31/2012	Principal and Interest Payable
			Year Ending 12/31/2012	Year Ending 12/31/2013
Cedar Lane	15.6%	$14,958	$14,858	$100
Weighted average interest rate		15.6%	15.6%	15.6%

The Cedar Lane facility is collateralized by life insurance policies with lender protection insurance underlying premium finance loans that we have assigned, or in which we have sold participations rights, to our special purpose entities. We have guaranteed 5% of the applicable special purpose entity’s obligations. Our chief executive officer and our former chief operating officer made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support, but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our chief executive officer and our former chief operating officer for such non-financial performance reasons, then our indemnification obligations to our chief executive officer and our former chief operating officer may require us to indemnify them for losses they may incur under these guaranties.

We expect the lender protection insurance, subject to its terms and conditions, to ensure liquidity at the time of loan maturity and, therefore, we do not anticipate significant, if any, additional cash outflows at the time of debt maturities in excess of the amounts to be received by the loan payoffs or lender protection insurance claims.

Premium Finance Credit Facility

Cedar Lane Capital LLC Facility. On March 12, 2010, Imperial PFC Financing II, LLC, a special purpose entity and wholly-owned subsidiary, entered into an amended and restated financing agreement with Cedar Lane Capital, LLC, to enable Imperial PFC Financing II, LLC to purchase premium finance loans originated by us or participation interests therein. The financing agreement provides for a $15.0 million multi-draw term loan commitment. The term loan commitment is for a 1-year term and the borrowings bear an annual interest rate of 14.0%, 15.0% or 16.0%, depending on the tranche of loans as designated by Cedar Lane Capital, LLC and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. In addition, the obligations of Imperial PFC Financing II, LLC have been guaranteed by Imperial Premium Finance, LLC; however, except for certain expenses, the obligations are generally non-recourse to us, except to the extent of Imperial Premium Finance, LLC’s equity interest in Imperial PFC Financing II, LLC. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010. As a result, we ceased borrowing under the Cedar Lane facility after December 31, 2010.

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

During the third quarter ended 2011, the Company suspended financing under this agreement, but resumed financing on January 12, 2012 pursuant to an acknowledgement that provided for WSF to make a $258,000 payment in respect of the transfer of the ownership of certain lock-box accounts associated with the facility. As of March 31, 2012, the Company had available commitments under this facility of $16.3 million. We also have other parties to whom we have sold non-life contingent structured settlement assets and to whom we believe we can sell such assets in the future.

Life Contingent Purchase and Sale Agreement

On December 30, 2011, WSF entered into a forward purchase and sale agreement (“PSA”) to sell up to $40.0 million of life-contingent structured settlement receivables to Compass Settlements, LLC (“Compass”). Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $5.0 million, up to $40.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the eligible life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twenty-four months, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company agreed to guaranty WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations.

Premium Finance Loan Maturities

The following table summarizes the maturities of our life finance loans outstanding as of March 31, 2012 (dollars in thousands):

	Principal and Interest Payable
	Total at 3/31/2012	Year Ending 12/31/2012	Year Ending 12/31/2013	Year Ending 12/31/2014
Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$32,083	$26,542	$5,541	$—
Weighted average per annum interest rate	12.5%	11.9%	13.8%	0.0%
Per annum origination fee as a percentage of the principal balance of the loan at origination	18.5%	19.3%	12.2%	0.0%

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(8,741)	$(10,980)
Investing activities	18,714	(10,519)
Financing activities	(7,777)	173,123

Increase in cash and cash equivalents	$2,196	$151,624

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $8.7 million, a decrease of $2.3 million from $11.0 million of cash used in operating activities during the three months ended March 31, 2011. This decrease was a result an $8 million reduction in tax liability which resulted from the post conversion quarterly earnings for the three months ended March 2011, there was no such transactions for the three months ended March 31, 2012. A decrease in interest payable of $3.6 million as a result of a pay down of principal outstanding, a decrease in loss on loan payoffs and settlement of $2.6 million and a $1.3 million in the collection of agency fees. These were offset by an increase in prepaid expenses of $4.1 million which is mainly associated with insurance for Directors and Officers coverage, $2.0 million decrease in origination income which is associated with the overall reduction in the loans receivable portfolio, $2.5 million decrease in gain on forgiveness of debt, $1.1 million in reduction of interest income, $5.3 million increase in accounts payable which is mainly associated with increase in legal fees mainly due to the USAO Investigation and $503,000 reduction in stock based compensation which resulted from adjustment to the forfeiture rate.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $18.7 million, an increase of $29.2 million from $10.5 million of cash used in investing activities for the three months ended March 31, 2011. The increase was primarily due to $28.0 million increase in proceeds from the sale and repayment of investment securities available-for-sale, $11.7 million decrease in originations of loans receivable, $5.0 million decrease in cash proceeds from loan payoffs and lender protection insurance claims received in advance and $1.5 million increase in proceed from sale of life settlement. These were offset by a $14.9 million increase in purchases of investment securities available-for-sale, $5.4 million increase in premiums paid on investments in life settlements and $3.6 million decrease in purchases of life insurance policies.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was $7.8 million, a decrease of $180.9 million from $173.1 million of cash provided by investing activities for the three months ended March 31, 2011. The decrease was primarily due to a decrease of $174.2 million in proceeds from our initial public offering, net of offering costs, $3.8 million increase in cash used in the repayment of borrowings under credit facilities, offset by a $2.6 million decrease in borrowings from affiliates and a $216,000 decrease in borrowings under credit facilities.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2012 (in thousands):

Contractual Obligations

	Total	Due in Less than 1 Year	Due 1-3 Years
Credit facilities(1)	$11,499	$11,417	$82
Expected interest payments(2)	3,459	3,441	18
Operating leases	1,572	548	1,024
Estimated tax payments for uncertain tax positions	6,295	—	6,295

Total	$22,825	$15,406	$7,419

(1)	Credit facilities consist of the principal outstanding related to the Cedar Lane facility that was previously used to fund life finance loans.
(2)

Expected interest payments are calculated based on outstanding balances of our credit facilities as of March 31, 2012 and assumes repayment of principal and interest at the maturity date of the related life finance loan, which may be prior to the final maturity of the credit facility.

Inflation

Our assets and liabilities are, and will be in the future, interest-rate sensitive in nature. As a result, interest rates may influence our performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation or changes in inflation rates. We do not believe that inflation had any material impact on our results of operations in the periods presented in our financial statements presented in this report.

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

Credit Risk

In our life finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that have a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At March 31, 2012, all of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “A+” to “BBB-”) by Standard & Poor’s, and we owned 7 policies issued by a carrier rated below investment grade.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	March 31,
	2012	2011
Percentage of total number of loans outstanding with lender protection insurance	59.6%	82.3%
Percentage of total loans receivable, net balance covered by lender protection insurance	65.3%	79.6%

For the loans that had lender protection insurance and that matured during the three months ended March 31, 2012 and 2011, the lender protection insurance claims paid to us were 88.0% and 96.1%, respectively, of the contractual amount of the insured loans.

Our premium finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit of the collateral and 10% of outstanding loan balance as of March 31, 2012:

Carrier	Percentage of Total Outstanding Loan Balance	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	16.8%	23.7%	Aa3	AA-
ReliaStar Life Insurance Company	15.5%	18.1%	A3	A
AXA Equitable Life Insurance Company	12.6%	18.8%	Aa3	AA-

As of March 31, 2012, our lender protection insurer, Lexington, had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of March 31, 2012:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	16.3%	15.2%	A2	AA-
AXA Equitable Life Insurance Company	14.1%	14.8%	Aa3	AA-

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

As of March 31, 2012, we owned investments in life settlements (life insurance policies) in the amount of $102.3 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements (life insurance policies), including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements (life insurance policies) due to normal changes in interest rates as a material risk.

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

Risks Associated with Investments Securities Available for Sale

Imperial purchases fixed income securities and U.S. treasuries provide consistent investment income, preserve capital and provide liquidity to fund expected premium payments. Changes in market interest rates associated with Imperial’s investment securities could have a material adverse effect on Imperial’s carrying value of its securities. Temporary changes in the carrying value of securities classified as available for sale are reflected, net of taxes, as a component of stockholders’ equity, while other-than-temporary impairment charges, if any, are recorded in earnings.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

As previously disclosed on Form 12b-25 notifications, filed on May 14, 2012 and August 13, 2012, the Company has been delayed in filing this Form 10-Q for the quarter ended March 31, 2012 and the Form 10-Q for the quarter ended June 30, 2012 because it was unable to value the premium finance loans on its balance sheet and certain life insurance policies that it owns in light of the USAO Investigation. The Company’s management believes that the failure to timely file the required reports stems from the challenge of establishing an appropriate discount rate with which to value the Company’s Level 3 assets in light of the substantial uncertainty generated by the USAO Investigation and related matters, rather than from ineffective disclosure controls and procedures. The Company’s chief executive officer and chief financial officer considered the failure to timely file the Forms 10-Q when assessing the effectiveness of the Company’s disclosure controls and procedure. Because the delay was not a result of a deficiency in the Company’s disclosure controls and procedures and no material weaknesses in internal controls over financial reporting were reported, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective notwithstanding the delayed filings.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

On April 30, 2012, the Company entered into the Non-Prosecution Agreement with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed, among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of March 31, 2012, the Company had 13 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which accounted for approximately 58.2% of our revenues in the year ended December 31, 2011, and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company agreed paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years, but after two years the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement if we otherwise comply with all of our obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the company or bring charges against the Company.

The SEC Investigation

As of the filing of this Quarterly Report, we are also subject to an investigation by the SEC. We received a subpoena issued by the staff of the SEC on February 17, 2012, seeking documents from 2007 through the present that are generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company is cooperating with the SEC regarding this matter. The Company is unable to predict the outcome of the SEC investigation or estimate the amount of any possible sanction, which could include a fine, penalty, or court order prohibiting specific conduct, any of which could be material. No provision for losses has been recorded for this exposure.

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

The Insurance Coverage Declaratory Relief Complaint

On June 13, 2012, Catlin Insurance Company (UK) Ltd. (“Catlin”) filed a declaratory relief action against the Company in the United States District Court for the Southern District of Florida. The complaint seeks a determination that there is no coverage under Catlin’s primary Directors, Officers and Company Liability Policy (the “Policy”) issued to the Company for the period February 3, 2011 to February 3, 2012, based on a prior and pending litigation exclusion (the “Exclusion Catlin also seeks a determination that it is entitled to reimbursement of the approximately $0.8 million in defense costs and fees advanced to the Company in the first quarter of 2012 under the Policy if it is determined that the Exclusion precludes coverage. As of the filing of this Form 10-Q, the Company has not yet been served with the complaint.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its 2011 Annual Report on Form 10-K filed for the year ended December 31, 2011 with the SEC on October 5, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index following the Signatures page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer
Richard S. O’Connell, Jr.	(Principal Financial Officer)

Date: November 1, 2012

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.*	Interactive Data Files

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
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