Form 10-Q
period 2012-06-30
Imperial Holdings, Inc.
filed 2012-11-13
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of November 8, 2012, the Registrant had 21,206,121 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2012

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

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$9,619	$16,255
Restricted cash	1,023	691
Certificate of deposit—restricted	—	891
Investment securities available for sale, at estimated fair value	40,587	57,242
Deferred costs, net	377	1,874
Prepaid expenses and other assets	4,260	3,277
Deposits—other	1,607	761
Interest receivable, net	2,243	5,758
Loans receivable, net	10,616	29,376
Structured settlement receivables at estimated fair value, net	2,593	12,376
Structured settlement receivables at cost, net	1,662	1,553
Investment in life settlements, at estimated fair value	110,610	90,917
Fixed assets, net	372	585
Other receivable	1,950	1,043

Total assets	$187,519	$222,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$12,418	$16,336
Other liabilities	1,904	4,279
Interest payable	1,211	5,505
Notes payable	4,116	19,277
Income taxes payable	6,295	6,295

Total liabilities	25,944	51,692
Commitments and contingencies (Note 16)
Stockholders’ Equity
Common stock (par value $0.01 per share 80,000,000 and 80,000,000 authorized; 21,206,121 and 21,202,614 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	212	212
Additional paid-in-capital	237,855	237,755
Accumulated other comprehensive loss	(2)	(66)
Accumulated deficit	(76,490)	(66,994)

Total stockholders’ equity	161,575	170,907

Total liabilities and stockholders’ equity	$187,519	$222,599

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Income
Agency fee income	$—	$1,569	$—	$5,627
Interest income	698	2,722	1,604	4,742
Interest and dividends on investment securities available for sale	132	157	260	193
Origination fee income	188	1,824	438	4,105
Realized gain on sale of structured settlements	3,134	2,049	5,609	3,217
Realized gain on sale of life settlements	55	5	291	5
Gain on forgiveness of debt	—	2,139	—	4,682
Unrealized change in fair value of life settlements	4,874	17,687	9,129	28,885
Unrealized change in fair value of structured settlements	569	375	1,178	1,217
Servicing fee income	327	567	684	1,071
Gain on maturities of life settlements with subrogation rights, net	6,090	—	6,090	—
Other income	116	117	866	327

Total income	16,183	29,211	26,149	54,071

Expenses
Interest expense	304	2,542	1,078	5,771
Provision for losses on loans receivable	441	21	441	129
Loss on loan payoffs and settlements, net	162	1,095	153	3,666
Amortization of deferred costs	516	1,597	1,497	3,504
Personnel costs	5,033	4,712	8,722	9,322
Marketing costs	1,286	1,177	3,447	2,430
Legal fees	5,699	1,327	13,590	2,366
Professional fees	1,795	1,491	3,713	2,786
Insurance	617	211	1,086	362
Other selling, general and administrative expenses	955	1,250	1,959	2,521

Total expenses	16,808	15,423	35,686	32,857

(Loss) income before income taxes	(625)	13,788	(9,537)	21,214
Provision (benefit) for income taxes	—	1,183	(41)	9,179

Net (loss) income	$(625)	$12,605	$(9,496)	$12,035

(Loss) earnings per share:
Basic	$(0.03)	$0.59	$(0.45)	$0.69

Diluted	$(0.03)	$0.59	$(0.45)	$0.69

Weighted average shares outstanding:
Basic	21,206,121	21,202,614	21,205,370	17,373,589

Diluted	21,206,121	21,206,121	21,205,370	17,377,096

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net (loss) income	$(625)	$12,605	$(9,496)	$12,035
Other comprehensive income (loss), net of tax:
Unrealized (loss) gains on investment securities available for sale	(2)	36	64	36

Comprehensive (loss) income	$(627)	$12,641	$(9,432)	$12,071

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDER’S EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2012

			Additional	Retained Earnings	Accumulated Other
	Common Stock		Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2011	21,202,614	$212	$237,755	$(66,994)	$(66)	$170,907
Comprehensive loss	—	—	—	(9,496)	64	(9,432)
Restricted stock vested	3,507	—	4	—	—	4
Stock-based compensation	—	—	96	—	—	96

Balance, June 30, 2012	21,206,121	$212	$237,855	$(76,490)	$(2)	$161,575

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(9,496)	$12,035
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	236	300
Amortization of premiums and accretion of discounts on available for sale securities	611	323
Provision for doubtful accounts	—	112
Provision for losses on loans receivable	441	129
Stock-based compensation	100	1,032
Loss on loan payoffs and settlements, net	153	3,666
Origination fee income	(438)	(4,105)
Unrealized change in fair value of life settlements	(9,129)	(28,885)
Unrealized change in fair value of structured settlements	(1,178)	(1,217)
Gain on forgiveness of debt	—	(4,682)
Interest income on loans	(1,604)	(4,742)
Amortization of deferred costs	1,497	3,504
Accretion of discount on debenture payable	—	233
Gain on sale of life settlements	(291)	(5)
Gain on sale and prepayment of investment securities available for sale	(39)	—
Change in assets and liabilities:
Certificate of deposit—restricted	895	—
Deposits—other	(846)	49
Restricted cash	(332)	—
Agency fees receivable	—	184
Structured settlement receivables	11,020	8
Prepaid expenses and other assets	(931)	(1,372)
Other receivable	(907)	(818)
Accounts payable, accrued expenses and other liabilities	(6,293)	(5,735)
Interest receivable	166	—
Income tax liability	—	9,179
Deferred income taxes	(41)	—
Interest payable	(4,294)	(2,079)

Net cash used in operating activities	(20,700)	(22,886)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(17)	(160)
Purchase of investment securities available for sale	(35,492)	(113,021)
Proceeds from sale and prepayments of investment securities available for sale	51,676	—
Premiums paid on investments in life settlements	(13,118)	(2,950)
Deposits on purchases of life settlements (life insurance policies)	—	(4,048)
Purchases of investments in life settlements	(130)	(24,289)
Proceeds from sale of investments in life settlements	5,626	—
Proceeds from loan payoffs	20,680	26,181
Originations of loans receivable	—	(15,911)

Net cash provided by (used in) investing activities	29,225	(134,198)

Cash flows from financing activities
Proceeds from initial public offering	—	174,233
Payment of financing fees	—	2,755
Repayment of borrowings under credit facilities	(15,161)	(18,335)
Borrowings under credit facilities	—	229
Borrowings from affiliates	—	2,645

Net cash (used in) provided by financing activities	(15,161)	161,527

Net (decrease) increase in cash and cash equivalents	(6,636)	4,443
Cash and cash equivalents, at beginning of the period	16,255	14,224

Cash and cash equivalents, at end of the period	$9,619	$18,667

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$5,361	$7,543

Supplemental disclosures of non-cash financing activities:
Conversion of debt to common stock	$—	$35,158

Supplemental disclosure of non-cash investing activities:
Investment in life settlements acquired in foreclosure	2,650	267

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

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

On February 17, 2012, the Company received a subpoena issued by the staff of the U.S. Securities and Exchange Commission (the "SEC") seeking documents from 2007 through the present, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of the subpoena or what impact, if any, the cost of responding to the subpoena might have on the Company’s financial position, results of operations, or cash flows. The Company has not established any provision for losses in respect of this matter.

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

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which accounted for approximately 58.2% of its revenues in the year ended December 31, 2011, and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years, but after two years the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement, if we otherwise comply with all of our obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial.

As of the filing of this Quarterly Report, the Company is subject to the SEC investigation, as well as several class action lawsuits and derivative actions related to the matters surrounding the USAO Investigation. See Notes 16 and 18 for more information regarding these matters.

On August 2, 2012, the Board of Directors of the Company appointed Andrew Dakos, Phillip Goldstein and Gerald Hellerman to serve as directors of the Company in connection with a settlement (the “Settlement”) with Opportunity Partners L.P. (“Opportunity”). The Settlement resulted in Opportunity withdrawing its demand for a special meeting of shareholders, which it had submitted to the Company on May 23, 2012 and agreeing to dismiss its lawsuit to compel an annual meeting of shareholders. In connection with the Settlement, Walter Higgins and A. Penn Wyrough resigned from the Board of Directors. On August 14, 2012, Antony Mitchell, the Company’s chief executive officer, resigned as Chairman of the Board (though he continues to serve as a director and the Company’s chief executive officer) and Mr. Goldstein was elected Chairman. See Note 18 – Subsequent Events.

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

The unaudited consolidated and combined financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Change in Accounting Estimate

The Company has elected to account for the life settlement policies it acquired using the fair value method. The fair value of life settlement policies is determined on a discounted cash flow basis, incorporating current life expectancy, expected premiums and discount rate assumptions (see Note 11). During the first quarter of 2011, the Company made revisions to the application of its valuation technique and assumptions used to measure fair value of the life settlement policies it acquired. The Company accounted for this change in accounting estimate prospectively in accordance with ASC 250-10-45-17, Change in Accounting Estimate, resulting in recognition of a pretax gain of $3.0 million recorded in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations for the six months ended June 30, 2011.

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

(3) Recent Accounting Pronouncements

There are no recent accounting pronouncements issued by the Financial Accounting Standards Board (FAS) (including its Emerging Issues Task Force), and the SEC that are believed to have a material impact on the Company’s present or future financial statements.

(4) Earnings Per Share

As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2011 to determine earnings per share for the six months ended June 30, 2011.

As of June 30, 2011, there were 21,202,614 issued and outstanding shares.

Basic net income per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share, unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, as applicable. In determining whether outstanding stock options, restricted stock, and common stock warrants should be considered for their dilutive effect, the average market price of the common stock for the period has to exceed the exercise price of the outstanding common share equivalent.

The following tables reconcile actual basic and diluted earnings per share for the three months six months ended June 30, 2012 and 2011 (in thousands except share and per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Basic earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(625)	$12,605	$(9,496)	$12,035

Denominator:
Weighted average common shares outstanding	21,206,121	21,202,614	21,205,370	17,373,589

Basic earnings (loss) per share	$(0.03)	$0.59	$(0.45)	$0.69

Diluted earnings per share:
Numerator:
Net income (loss) available to common stockholders	$(625)	$12,605	$(9,496)	$12,035

Denominator:
Weighted average common shares outstanding	21,206,121	21,202,614	21,205,370	17,373,589
Add: Restricted Stock	—	3,507	—	3,507

Diluted weighted average shares outstanding	21,206,121	21,206,121	21,205,370	17,377,096

Diluted earnings (loss) per share(1)(2)	$(0.03)	$0.59	$(0.45)	$0.69

(1)	The computation of diluted EPS did not include 665,956 options and 4,240,521 warrants for the three months and six months ended June 30, 2011, as the effect of their inclusion would have been anti-dilutive.
(2)	The computation of diluted EPS did not include 488,632 options and 4,240,521 warrants for the three months and six months ended June 30, 2012, as the effect of their inclusion would have been anti-dilutive.

Pro Forma Earnings Per Share

The pro forma earnings per share for the three months and six months ended June 30, 2011, gives effect to (i) the consummation of the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units (including all accrued, but unpaid dividends thereon) and all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of our common stock; (ii) the issuance of 27,000 shares of common stock to two of our employees pursuant to the terms of each of their respective phantom stock agreements; and (iii) the issuance and conversion of a $30.0 million debenture into 1,272,727 shares of our common stock as if these events had been completed by January 2011.

Unaudited pro forma net income attributable to common stockholders per share is computed using the weighted-average number of common shares outstanding, including the pro forma effect of (i) to (iii) above, as if such conversion occurred at January 1, 2011. The pro forma net income/(loss) reflects a reduction of interest expense of $0 and $178,000, net of tax for the three months and six months ended June 30, 2011, respectively, due to the conversion of a promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our public offering.

The following tables reconcile pro forma basic and diluted earnings per share for the six months ended June 30, 2011 (in thousands except share and per share data).

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2011	2011
Basic earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders(1)(3)	$12,605	$12,213

Denominator:
Weighted average common shares outstanding	21,202,614	17,373,589

Basic earnings (loss) per share	$0.59	$0.70

Diluted earnings per share:
Numerator:
Net income (loss) available to common stockholders(1)(3)	$12,605	$12,213

Denominator:
Weighted average common shares outstanding	21,202,614	17,373,589
Add: Restricted Stock	3,507	3,507

Diluted weighted average shares outstanding	21,206,121	17,377,096

Diluted earnings (loss) per share(2)	$0.59	$0.70

(1)	Reflects a reduction of interest expense of $0 and $178,000, net of tax for the three months and six months ended June 30, 2011, respectively, due to the conversion of our promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our initial public offering.
(2)	The computation of diluted EPS did not include 665,956 options and 4,240,521 warrants for the three months and six months ended June 30, 2011, as the effect of their inclusion would have been anti-dilutive.
(3)	For the pro forma period for the three months and six months ended June 30, 2011, the results of the Company being treated for the pro forma presentation as a “C” corporation resulted in no impact to the consolidated and combined balance sheet or statement of operations. The primary reasons for this are that the losses produce no current benefit and any net operating losses generated and other deferred assets (net of liabilities) at that time would have been fully reserved due to historical operating losses. The Company, therefore, has not recorded any pro forma tax provision.

(5) Gain on Maturities of Life Settlements with Subrogation Rights, net

In the third quarter of 2011, two individuals covered under policies, which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average.

The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies. In the second quarter of 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and has reported a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the second quarter of 2012 as all contingencies were resolved.

The Company believes these contingent gains to be unpredictable because the lender protection insurer can discontinue paying the premiums necessary to keep a policy subject to subrogation and salvage claims in force at any time and the amount of the lender protection insurer’s subrogation and salvage claim on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011 and second quarter of 2012.

(6) Investment Securities Available for Sale

The amortized cost and estimated fair values of securities available for sale at June 30, 2012 are as follows (in thousands):

	June 30, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$27,941	$38	$(75)	$27,904
Government bonds	12,293	74	(1)	12,366
Other bonds	315	2	—	317

Total available for sale securities	$40,549	$114	$(76)	$40,587

The amortized cost and estimated fair values of securities available for sale at December 31, 2011 are as follows (in thousands):

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$41,697	$32	$(127)	$41,602
Government bonds	14,789	39	(9)	14,819
Other bonds	821	—	—	821

Total available for sale securities	$57,307	$71	$(136)	$57,242

The scheduled maturities of securities (in thousands) at June 30 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,052	$27,063
Due after one year but less than five years	7,243	7,196
Due after five years but less than ten years	6,254	6,328

Total available for sale securities	$40,549	$40,587

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

Information pertaining to securities with gross unrealized losses (in thousands) at June 30, 2012, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows:

	June 30, 2012
	Less than 12 Months	12 Months or More			Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Corporate bonds	$16,953	$(75)	$—	$—	$16,953	$(75)
Government bonds	6,039	(1)			6,039	(1)

Total available for sale securities	$22,992	$(76)	$—	$—	$22,992	$(76)

Information pertaining to securities with gross unrealized losses (in thousands) at December 31, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows:

	December 31, 2011
	Less than 12 Months	12 Months or More			Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Corporate bonds	$26,051	$(127)	$—	$—	$26,051	$(127)
Government bonds	5,927	(9)	—	—	5,927	(9)

Total available for sale securities	$31,978	$(136)	$—	$—	$31,978	$(136)

Proceeds from sale and prepayment of investment securities available for sale during the six months ended June 30, 2012 amounted to approximately $51.6 million, resulting in gross realized gains of approximately $39,000.

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

None of the securities in unrealized loss positions at June 30, 2012 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At June 30, 2012, 12 securities were in unrealized loss positions. The amount of unrealized losses related to all of these securities was considered insignificant, totaling approximately $76,000. None of these securities were in a continuous unrealized loss position for 12 months or longer. No further analysis with respect to these securities was considered necessary.

(7) Loans Receivable

A summary of loans receivables at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Loan principal balance	$12,935	$31,264
Loan origination fees, net	3,198	8,307
Loan impairment valuation	(5,517)	(10,195)

Loans receivable, net	$10,616	$29,376

The Company also had interest receivable, net which consisted of approximately $2.0 million and $5.3 million in accrued and unpaid interest at June 30, 2012 and December 31, 2011, respectively and a related impairment valuation of approximately $1.3 million and $1.9 million, respectively.

An analysis of the changes in loans receivable principal balance during the three months and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Loan principal balance, beginning	$21,080	$63,807	$31,264	$76,939
Loan originations	—	4,147	—	15,836
Subsequent year premiums paid, net of reimbursement	—	43	—	292
Loan write-offs	—	—	—	(2,288)
Loan payoffs	(6,631)	(16,469)	(13,325)	(39,058)
Loans transferred to investments in life settlements	(1,514)	(436)	(5,004)	(629)

Loan principal balance, ending	$12,935	$51,092	$12,935	$51,092

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

An analysis of the loan impairment valuation for the three months ended June 30, 2012 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total
Balance at beginning of period	$7,488	$1,668	$9,156
Provision for loan losses	360	81	441
Charge-offs	(2,331)	(440)	(2,771)

Balance at end of period	$5,517	$1,309	$6,826

An analysis of the loan impairment valuation for the three months ended June 30, 2011 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total
Balance at beginning of period	$6,268	$1,280	$7,548
Provision for loan losses	(11)	32	21
Charge-offs	(1,056)	(123)	(1,179)

Balance at end of period	$5,201	$1,189	$6,390

An analysis of the loan impairment valuation for the six months ended June 30, 2012 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total
Balance at beginning of period	$10,195	$1,920	$12,115
Provision for loan losses	360	81	441
Charge-offs	(5,038)	(692)	(5,730)

Balance at end of period	$5,517	$1,309	$6,826

An analysis of the loan impairment valuation for the six months ended June 30, 2011 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total
Balance at beginning of period	$7,176	$1,340	$8,516
Provision for loan losses	73	56	129
Charge-offs	(2,048)	(207)	(2,255)

Balance at end of period	$5,201	$1,189	$6,390

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the six months ended June 30, 2012 is as follows (in thousands):

	Uninsured	Insured
	Loans	Loans	Total
Loan impairment valuation
Balance at beginning of period	$7,103	$3,092	$10,195
Provision for loan losses	—	360	360
Charge-offs	(2,825)	(2,213)	(5,038)

Ending balance	$4,278	$1,239	$5,517

Ending balance: individually evaluated for impairment	$4,278	$1,239	$5,517

All loans were individually evaluated for impairment as of June 30, 2012. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality.

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the six months ended June 30, 2011 is as follows (in thousands):

	Uninsured	Insured
	Loans	Loans	Total
Loan impairment valuation
Balance at beginning of period	$869	$6,307	$7,176
Provision for loan losses	54	19	73
Charge-offs	(654)	(1,394)	(2,048)

Ending balance	$269	$4,932	$5,201

Ending balance: individually evaluated for impairment	$269	$4,932	$5,201

All loans were individually evaluated for impairment as of June 30, 2011. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality. Notwithstanding the foregoing, the provision for losses on loans receivable for uninsured loans has increased for the year ended December 31, 2011 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Note 12.

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at June 30, 2012 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	694	8.03%	171	3.99%
AA	—	0.00%	—	0.00%
AA-	3,938	45.56%	1,656	38.59%
A+	2,125	24.58%	560	13.05%
A1	—	0.00%	—	0.00%
A	543	6.28%	432	10.07%
A-	1,344	15.55%	1,472	34.30%

Total	$8,644	100%	$4,291	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of June 30, 2012, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at December 31, 2011 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	694	5.09%	222	1.26%
AA	—	0.00%	—	0.00%
AA-	6,558	48.05%	9,085	51.57%
A+	3,060	22.42%	1,287	7.31%
A1	—	0.00%	—	0.00%
A	3,336	24.44%	7,022	39.86%
A-	—	0.00%	—	0.00%

Total	$13,648	100%	$17,616	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of December 31, 2011, Lexington had a financial strength rating of “A” by Standard & Poor’s.

A summary of our investment in impaired loans at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Loan receivable, net	$6,699	$17,424
Interest receivable, net	4,291	6,799

Investment in impaired loans	$10,990	$24,223

An analysis of impaired loans with and without a related allowance at June 30, 2012 is presented in the following table by loan type (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	6,956	8,624	4,905	8,554	1,821
Insured Loans	4,034	3,409	1,921	9,053	1,161

Total Impaired Loans	$10,990	$12,033	$6,826	$17,607	$2,982

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

The amount of the investment in impaired loans that had an allowance as of June 30, 2012 and December 31, 2011 was $11.0 million and $24.2 million, respectively. The amount of the investment in impaired loans that did not have an allowance was $0 as of June 30, 2012 and December 31, 2011. The average aggregate investment in impaired loans during the periods ended June 30, 2012 and 2011 was approximately $17.6 million and $31.6 million, respectively. The interest recognized on the impaired loans was approximately $214,000 and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

An analysis of the unpaid principal balance of past due loans at June 30, 2012 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	—	43	271	314

Total	$—	$43	$870	$913

An analysis of the unpaid principal balance of past due loans at December 31, 2011 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	1,570	—	—	1,570

Total	$1,570	$—	$599	$2,169

During the six months ended June 30, 2012 and the year-ended December 31, 2011, the Company originated 0 and 58 loans receivable with a principal balance of approximately $0 and $18.3 million, respectively. Loan interest receivable at June 30, 2012 and December 31, 2011 was approximately $2.0 million and $5.3 net of impairment of approximately $1.3 million, and $1.9 million, respectively. As of June 30, 2012, there were 53 loans with the average loan balance of approximately $235,000.

The allowance for interest receivable represents interest that is not expected to be collected. At the time the interest income was recognized and at the end of the reporting period in which the interest income was recognized, the interest income was believed to be collectible. The Company continually reassesses whether interest income is collectible in conjunction with its loan impairment analysis. The allowance for interest receivable represents interest that was determined to be uncollectible during a reporting period subsequent to the initial recognition of the interest income. As of June 30, 2012, the loan portfolio consisted of loans with original maturities of 2 to 4 years and variable interest rates at an average interest rate of 12.7%. During the six months ended June 30, 2012 and 2011, 67 and 68 of our loans were paid off with proceeds of lender protection insurance totaling approximately $21.0 million and $26.3 million, respectively, of which approximately $13.3 million, and $16.8 million was for the principal of the loans and approximately $5.2 million and $4.3 million was for accrued interest, respectively, and accreted origination fees of approximately $5.6 million and $6.7 million, respectively. The Company had an impairment associated with these loans of approximately $3.6 million and $2.3 million, respectively. We recognized a gain of approximately $7,200 and $261,000 on these transactions, respectively.

During the six months ended June 30, 2012 and 2011, the Company wrote off 0 and 7 loans, respectively related to the Acorn facility. The principal amount written off was approximately $0 and $2.3 million with accrued interest of approximately $0 and $493,000, and origination receivable of approximately $0 and $335,000, respectively. The Company had an impairment associated with these loans of approximately $0 and $72,000, and incurred a loss on these loans of approximately $0 and $3.0 million, respectively.

(8) Origination Fees

A summary of the balance of origination fees that is included in loans receivable in the consolidated and balance sheet as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Loan origination fees gross	$3,924	$10,844
Un-accreted origination fees	(770)	(2,666)
Amortized loan originations costs	44	129

	$3,198	$8,307

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

(9) Stock-Based Compensation

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The Company recognized approximately $84,000 and $502,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended June 30, 2012 and 2011, respectively and $96,000 and $727,000 during the six months ended June 30, 2012 and 2011, respectively. The Company incurred additional stock-based compensation expense of approximately $290,000 related to the conversion of two phantom stock agreements it had with two employees into 27,000 shares of common stock in connection with its corporate conversion in the first quarter of 2011 and approximately $0 and $10,000 in stock-based compensation relating to restricted stock granted to its board of directors during the three months ended June 30, 2012 and 2011, respectively and $4,000 and $15,000 during the six months ended June 30, 2012 and 2011, respectively. Prior to our initial public offering, the Company had no equity compensation plan.

Options

As of June 30, 2012, options to purchase 488,632 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $10.75 per share. All of the outstanding options expire seven years after the date of grant and were granted with a strike price at $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years.

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

There were no options granted in the six months ended June 30, 2012.

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

The following table presents the activity of the Company’s outstanding stock options of common stock for the three-month period ended June 30, 2012:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	627,419	10.75	6.11
Options granted	—	—	—	$—
Options exercised	—	—	—	—
Options forfeited	(138,787)	10.75	—	—
Options expired	—		—	—

Options outstanding, June 30, 2012	488,632	$10.75		$—

Exercisable at June 30, 2012	287,988	$10.74	5.62	$—
Unvested at June 30, 2012	200,644	$10.75	5.61	$—

As of June 30, 2012, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

The remaining unamortized amounts of approximately $209,376, $335,698 and $21,257 will be expensed during 2012, 2013 and 2014, respectively.

Restricted Stock

3,507 shares of restricted stock granted to our directors under the Omnibus Plan subject to a one year vesting schedule commencing on the date of grant vested during the six months ended June 30, 2012. The fair value of the vested restricted stock was valued at $38,016 based on the closing price of the Company’s shares on the grant date.

The following table presents the activity of the Company’s unvested restricted common shares for the six-month period ended June 30, 2012:

Common Unvested Shares	Number of Shares
Outstanding December 31, 2011	3,507
Granted	—
Vested	(3,507)
Forfeited	—

Outstanding June 30, 2012	—

There were no restricted stock awards granted during the six months ended June 30, 2012.

(10) Structured Settlements

The balances of the Company’s structured settlements are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Structured settlements—at cost	$1,662	$1,553
Structured settlements—at fair value	2,593	12,376

Structured settlements receivable, net	$4,255	$13,929

All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. During 2011, the Company reacquired certain structured settlements that were originally acquired prior to July 1, 2010 and the Company continued to carry those structured settlements at cost upon reacquisition.

Certain financing arrangements for the Company’s structured settlements are described below:

Life-Contingent Structured Settlement Facility

On December 30, 2011, our wholly-owned Washington Square Financial, LLC (“WSF”), entered into a forward purchase and sale agreement (“PSA”) to sell up to $40.0 million of life contingent structured settlement receivables to Compass Settlements LLC (“Compass”). Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $5.0 million, up to $40.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the eligible life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twenty-four months, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company has agreed to guaranty WSF's obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations.

For the six months ended June 30, 2012, the Company recognized income from the sale of 225 structured settlement transactions under this facility generating income of approximately $1.0 million recorded as gain on sale of structured settlements in the attached financial statements. Of the 225 structured transactions, 107 were previously recorded at the market rate generating income of approximately $1.1 million and the change in value was recorded as an unrealized change in fair value on the financial statements presented for the year ended December 31, 2011 and 31 were previously recorded at the market rate generating income of approximately $282,000 with the change in value recorded as an unrealized change in fair value on the financial statements presented for the quarter ended March 31, 2012.

The Company also realized income of approximately $283,000 that was recorded as an unrealized change in fair value during the three months ended June 30, 2012 on structured settlements that are intended for sale to Compass.

8.39% Fixed Rate Asset Backed Variable Funding Notes

Imperial Settlements Financing 2010, LLC (“ISF 2010”) was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide ISF 2010 liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder has committed to advance ISF 2010 up to $50 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of June 30, 2012 and December 31, 2011, the balance of the notes outstanding on the special purpose financing entity’s books was $38.2 million and $20.6 million, respectively.

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of June 30, 2012 and December 31, 2011 were approximately $2.0 million and $1.0 million and are included in investment in affiliate in the accompanying consolidated balance sheet.

During the six months ended June 30, 2012 and 2011, the Company sold 430 and 333 term certain structured settlements, respectively, 181 and 12 of which were originated in 2011 and 2010, respectively, generating income of approximately of $3.2 million and $129,000, respectively, which was recorded as an unrealized change in fair value of structured settlements in 2011 and 2010, respectively. The Company originated and sold 249 and 190 term certain structured settlement transactions under this facility generating income of approximately $3.6 million and $2.1 million, respectively, which was recorded as a realized gain on sale of structured settlements during the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2011, the Company also had three SPV’s that pledged 38 term certain structured settlement transactions under this facility generating income of approximately $32,000, which was recorded as an unrealized change in the fair value of structured settlements. The Company also realized income of approximately $473,000 and $295,000 that was recorded as an unrealized change in fair value during the six months ended June 30, 2012 and 2011, respectively, on structured settlements that are intended for sale to ISF 2010. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust. In addition, the Company also purchased and sold 131 guaranteed structure transactions generating income of $64,000 which was recorded as a realized gain in sale of structured settlements.

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

Washington Square Financial 3rd Party Sales

In addition to its intended sales of CSI and ISF 2010, the Company also sold 73 deals to an unrelated party for $1.02 million generating income of $939,000 recorded as a gain on sale of structured settlements for the six months ended June 30, 2012. During the six months ended June 30, 2012 and 2011, the Company recorded income of approximately $134,000 and $107,000 respectively, that was recorded as unrealized change in fair value on structured settlements that are intended for sale to other parties.

Total income recognized through accretion of interest income on structured settlement transactions for the six months ended June 30, 2012 and 2011, respectively, was approximately $171,000 and $175,000, respectively, recognized in interest income in the accompanying consolidated and combined statement of operations. The lack of interest was attributable to the short period of time they were on the balance sheet. The receivables at June 30, 2012 and December 31, 2011 were approximately $4.3 million and $13.9 million, respectively, net of a discount of approximately $8.0 million and $27.8 million, respectively.

The Company recognized a gain on the sale of approximately $240,000 through the collection of structured settlement receivables holdback funds during the six months ended June 30, 2011. The holdback is equal to the aggregate amount of payments due and payable by the annuity holder within 90 days after the date of sale. These amounts are held back in accordance with the purchase agreement and were released upon proof of collections by the Company acting as servicer.

(11) Investment in Life Settlements (Life Insurance Policies)

During the six months ended June 30, 2012 and throughout the year ended December 31, 2011, the Company acquired life insurance policies as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. In 2011, the Company also began acquiring life insurance policies in the secondary and tertiary markets. The Company elected to account for these policies using the fair value method in accordance with ASC 325-30-50 Investments – Other – Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, this is the loan carrying value and for policies purchased in the secondary or tertiary markets, this is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in fair value in earnings in the period in which the changes occur. See Note 12.

As of June 30, 2012 and December 31, 2011, the Company owned 204 and 190 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $110.6 million and 90.9 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at June 30, 2012 was 11 years. The following table describes the Company’s investment in life settlements as of June 30, 2012 (dollars in thousands):

	Number of Life Settlement	Fair	Face
Remaining Life Expectancy (In Years)	Contracts	Value	Value
0 - 1	—	$—	$—
1 - 2	2	5,291	7,500
2 - 3	1	1,155	2,000
3 - 4	4	8,315	20,200
4 - 5	8	6,725	20,300
Thereafter	189	89,124	967,806

Total	204	110,610	1,017,806

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

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter, to keep the life insurance policies in force as of June 30, 2012, are as follows (in thousands):

Remainder of 2012	$13,444
2013	26,467
2014	23,627
2015	23,905
2016	24,282
Thereafter	303,636

$415,361

The amount of $415.4 million noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The Company has not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). The estimated total future premium payments could increase (decrease) significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

(12) Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of June 30, 2012, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$110,610	$110,610
Structured settlement receivables	—	—	2,593	2,593
Investment securities available for sale	—	40,587	—	40,587

	$—	$40,587	$113,203	$153,790

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$90,917	$90,917
Structured settlement receivables	—	—	12,376	$12,376
Investment securities available for sale	—	57,242	—	$57,242

	$ —	$57,242	$103,293	$160,535

The Company values its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed.

($ in thousands)		Quantative Information about Level 3 Fair Value Measurements
	Fair Value at 6/30/12	Aggregate death benefit 6/30/12	Valuation Technique (s)	Unobservable Input	Range ( Weighted Average)
Non-premium financed	34,194	206,450	Discounted cash flow	Discount rate	17.25%

				Life expactancy evaluation	9.4 years

Premium financed	76,416	811,356	Discounted cash flow	Discount rate	19.25% - 30.85%

				Life expactancy evaluation	10.8 years
Investment in life settlements	110,610	1,017,806	Discounted cash flow	Discount rate	(24.28%)

				Life expactancy evaluation	(10.5 years)

Structured settlements receivables	2,593		Discounted cash flow	Facility sales discount rates	7.74% - 17.59%

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

In determining the life expectancy estimate, we analyze medical reviews from independent secondary market life expectancy providers (“LE providers”). Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers and currently uses only AVS Underwriting, LLC (“AVS”) life expectancy reports for valuation purposes although the Company is aware that many market participants use life expectancy reports from two LE providers and “blend” the results. The LE provider reviews the medical records and identifies all medical conditions it feels are relevant to the life expectancy of the insured. Debits and credits are then assigned by the LE provider to the individual’s health based on these medical conditions. The debit or credit that an LE provider assigns to a medical condition is derived from the experience of mortality attributed to this condition in the portfolio of lives that it monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor.

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

Life expectance sensitivity analysis

As of June 30, 2012 the weighted average life expectancy calculated based on death benefit of the insured was 10.5 years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value would be as follows (dollars in thousands):

LE Mths Adj	Value	Change in Value
+6	92,701	(17,909)
-	110,610	—
-6	130,902	20,292

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company believes that investors in esoteric assets such as life insurance policies typically target yields averaging between 12%—17% for investments of more than a 5 year duration, which is consistent with the Company's historical use of a 15%—17% discount rate to value its life insurance policies prior to the third quarter of 2011.

Given the Company’s prominence as one of the few publicly traded companies in the life settlements space, we believe that the USAO Investigation itself along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace that continued to reverberate through 2011. This perceived softening in the market was also corroborated by third party consultants engaged by the Company and is consistent with discussions involving the Company and other market participants. In general, since the onset of the credit crisis in 2007, capital has been limited and credit has been costly for the purchase of life insurance policies in the secondary and tertiary markets. At December 31, 2011, in light of the USAO Investigation and publicly available information about the Company and the investigation at that time, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, the Company believes that an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. Accordingly, the Company determined that it was appropriate to adjust its discount rates at December 31, 2011 because of the increased perceived risk premium that a market participant would require to transact in a policy associated with the Company, which resulted in a weighted average discount rate of 24.31%. For reporting purposes, the Company maintained this view during the first quarter of 2012 and held its discount rates constant at March 31, 2012, which resulted in a weighted average discount rate of 24.59%.

While the overall secondary and tertiary markets for life insurance policies continued to soften in the second quarter of 2012, the Company believes that its entry into the Non-Prosecution Agreement had a positive effect on the market generally and for premium financed life insurance policies specifically. Accordingly, the Company believes that market participants will require less of a risk premium to transact in policies associated with the Company’s premium finance business. This view has been shaped by discussions with other market participants, potential financing sources and by extrapolating the discount rate underlying actual sales of policies. Based on these factors, at June 30, 2012, the Company lowered the range of discount rates on premium financed life insurance policies and raised the discount rate for all other policies resulting in a weighted average discount rate of 24.28% compared to 24.31% for the year ended December 31, 2011 and 24.59% for the three months ended March 31, 2012.

Credit exposure of insurance company

The company considers the financial standing of the issuer of each policy typically, we seek to hold policies issued by insurance companies with investment-grade ratings of at least single-A. At June 30, 2012, the Company had six life insurance policies issued by one carrier that was rated non-investment grade by S&P at June 30, 2012. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium. As of June 30, 2012 and December 31, 2011, the aggregate fair value of the six life insurance policies issued by this carrier was $2.3 million and $1.8 million, respectively.

Estimated risk premium

As of June 30, 2012, the Company owned 204 policies with an aggregate investment in life settlements of $110.7 million. Of these 204 policies, 161 were premium financed and are valued using discount rates that range from 19.25% – 30.85%. The remaining 43 policies which are non-premium financed are valued using a discount rate of 17.25%. As of June 30, 2012, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 24.28%.

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

Market interest rate sensitivity analysis

Wtd. Agv Rate Calc Based on Death Benefit	Rate Adj.	Value	Change in Value
23.78%	-.50%	113,311	2,701
24.28%	—	110,610	—
24.78%	+.50%	108,024	(2,586)

Future changes in the discount rate which we used to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

Structured settlement receivables— All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. We made this election because it it our intention to sell these assets within the next twelve months. Structured settlements are purchased at effective yields which are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of June 30, 2012, the Company had 78 newly-acquired structured settlements with an estimated fair value of $2.6 million. The average sales discount rate for these newly-acquired structured settlements was 11.1%.

Changes in Fair Value

The following tables provide a roll-forward in the changes in fair value for the six months ended June 30, 2012, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2011	$90,917
Purchase of policies	130
Acquired in foreclosure	2,650
Unrealized change in fair value	9,129
Sale of policies	(5,334)
Transfers into level 3	—
Transfers out of level 3	—
Premiums paid	13,118

Balance, June 30, 2012	$110,610

Changes in fair value included in earnings for the period relating to assets held at June 30, 2012	$8,945

The Company recorded unrealized change in fair value gain of approximately $4.9 million and $17.7 million during the three months ended June 30, 2012 and 2011, respectively, and a change in fair value of life settlements of approximately $9.1 million and $28.9 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2011, the Company recorded a one-time charge of $3.0 million attributable to revisions the Company made to the application of its valuation techniques and assumptions used to measure fair value of the life settlement policies the Company acquired which was recorded in change in fair value.

Structured Settlements:
Balance, December 31, 2011	$12,376
Purchase of contracts	11,674
Unrealized change in fair value	1,178
Sale of contracts	(22,467)
Collections	(168)
Transfers into level 3	—
Transfers out of level 3	—

Balance, June 30, 2012	$2,593

Changes in fair value included in earnings for the period relating to assets held at June 30, 2012	$589

The following tables provide a roll-forward in the changes in fair value for the six months ended June 30, 2011, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2010	$17,138
Purchase of policies	24,970
Acquired in foreclosure	735
Unrealized change in fair value	28,885
Premiums paid	2,950
Transfers into Level 3	—
Transfers out of Level 3	—

Balance, June 30, 2011	$74,678

Changes in fair value included in earnings for the period relating to assets held at June 30, 2011	$28,885

Structured Settlements:
Balance, December 31, 2010	$1,446
Purchase of contracts	15,500
Unrealized change in fair value	1,217
Sale of contracts	(15,598)
Collections	(87)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance, June 30, 2011	2,478

Changes in fair value included in earnings for the period relating to assets held at June 30, 2011	$561

There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2012 and 2011.

Assets and liabilities measured at fair value on a non-recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs into are the life expectancy of the insured and the discount rate, which are not observable. As of June 30, 2012 and December 31, 2011, the Company had insured impaired loans with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately $4.0 million and $14.1 million, respectively. As of June 30, 2012 and December 31, 2011, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $7.0 million and $10.2 million, respectively. The provision for losses on loans receivable related to impaired loans was approximately $441,000 and $21,000 for the three months ended June 30, 2012 and 2011, respectively and approximately $441,000 and $129,000 for the six months ended June 30, 2012 and 2011, respectively. See Notes 7 and 12.

(13) Notes and Debenture Payable

A summary of the principal balances of notes payable included in the consolidated and combined balance sheet as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Cedar Lane	$4,116	$19,104
White Oak, Inc.	—	173

Total	$4,116	$19,277

Cedar Lane

On December 2, 2009, Imperial PFC Financing II, LLC was formed to enter into a financing agreement with Cedar Lane Capital, LLC, so that Imperial PFC Financing II, LLC could purchase Imperial Premium Finance notes for cash or a participation interest in the notes. The financing agreement is for a minimum of $5 million to a maximum of $250 million. The agreement is for a term of 28 months from the time of borrowing and the borrowings bear an annual interest rate of 14%, 15% or 16%, depending on the class of lender and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial PFC Financing II, LLC. The Company believes it is in compliance at June 30, 2012. The outstanding principal at June 30, 2012 and December 31, 2011 was approximately $4.1 million and $19.1 million, respectively, and accrued interest was approximately $1.2 million and $5.4 million, respectively. The Company is required to retain 2% of the principal amount of each loan made to the borrower, for purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of June 30, 2012 and December 31, 2011 the Company’s consolidated financial statements reflected balances of approximately $1.0 million and $691,000 included in restricted cash, respectively. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010.

White Oak, Inc.

On February 5, 2009, Imperial Life Financing II, LLC, was formed to enter into a loan agreement with White Oak Global Advisors, LLC, so that Imperial Life Financing II, LLC could purchase Imperial Premium Finance notes in exchange for cash or a participation interest in the notes.

In September 2009, the Imperial Life Financing II, LLC loan agreement was amended to increase the commitment by $12 million to a total commitment of $27 million. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The notes are payable 6-26 months from issuance and the facility matured on March 11, 2012. The outstanding principal at June 30, 2012 and December 31, 2011, was approximately $0 and $172,000, respectively, and accrued interest was approximately $0 and $104,000, respectively. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. All remaining amounts under this facility were repaid during the three months ended March 31, 2012.

(14) Segment Information

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

Segment results and reconciliation to consolidated net income were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Life finance
Income
Agency fee income	$—	$1,569	$—	$5,627
Interest income	588	2,547	1,433	4,567
Origination income	188	1,824	438	4,105
Realized gain on sale of life settlements	55	5	291	5
Gain on forgiveness of debt	—	2,139	—	4,682
Unrealized change in fair value of life settlements	4,874	17,687	9,129	28,885
Servicing fee income	327	567	684	1,071
Gain on maturities of life settlements with subrogation rights, net	6,090	—	6,090	—
Other	133	12	159	174

	12,255	26,350	18,224	49,116

Direct segment expenses
Interest expense	304	2,538	1,075	5,475
Provision for losses on loan receivables	441	21	441	129
Loss on loans payoffs and settlements, net	162	1,095	153	3,666
Amortization of deferred costs	516	1,597	1,497	3,504
Personnel costs	2,255	1,556	3,564	2,929
Marketing	—	16	—	16
Legal fees	498	338	1,506	653
Professional fees	432	443	865	899
Insurance	282	81	493	133
Other selling, general and administrative expenses	328	137	762	527

	5,218	7,822	10,356	17,931

Segment operating income	$7,037	$18,528	$7,868	$31,185

Structured settlements
Income
Realized gain on sale of structured settlements	$3,134	$2,049	$5,609	$3,217
Interest income	110	175	171	175
Unrealized change in fair value of structured settlements	569	375	1,178	1,217
Other income	155	100	253	145

	3,968	2,699	7,211	4,754

Direct segment expenses
Personnel costs	2,436	1,822	4,590	3,585
Marketing	1,286	1,161	3,447	2,415
Legal fees	554	857	1,144	1,348
Professional fees	499	351	912	731
Insurance	274	84	486	149
Other selling, general and administrative expenses	475	59	1,034	106

	5,524	4,334	11,613	8,334

Segment operating loss	$(1,556)	$(1,635)	$(4,402)	$(3,580)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Consolidated
Segment operating income	$5,481	$16,893	$3,466	$27,605
Unallocated income
Other income	139	162	891	201
Unallocated expenses
Interest expense	—	4	3	296
Personnel costs	342	1,334	568	2,813
Legal fees	4,647	132	10,940	365
Professional fees	864	697	1,936	1,364
Insurance	61	46	107	80
Other selling, general and administrative expenses	331	1,054	340	1,674

	6,245	3,267	13,894	6,592

(Loss) income before income taxes	(625)	13,788	(9,537)	21,214
(Provision) benefit for income taxes	—	(1,183)	41	(9,179)

Net (loss) income	$(625)	$12,605	$(9,496)	$12,035

Segment assets and reconciliation to consolidated total assets were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Direct segment assets
Life finance	$136,237	$138,520
Structured settlements	6,004	17,155

	142,241	155,675
Other unallocated assets	45,278	66,924

	$187,519	$222,599

(15) Stockholders’ Equity

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

(16) Commitments and Contingencies

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related fees of $10.1 million was recognized for the six months ended June 30, 2012.

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

On and effective as of January 27, 2012, the Company entered into a Letter of Understanding Concerning Voluntary Leave of Absence (the “Letter of Understanding”) with its Chief Operating Officer, Jonathan Neuman providing for a four month leave of absence. During his leave of absence, under the Letter of Understanding, Mr. Neuman's leave of absence does not constitute a material diminution in his responsibilities. See Note 18 – Subsequent Events.

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

On February 24, 2012, the four putative class actions were consolidated and designated: Fuller v. Imperial Holdings et al. in the United States District Court for the Southern District of Florida, and Lead Plaintiffs were appointed. The Lead Plaintiffs have until January 9, 2013 to file an amended complaint. The parties have been engaged in ongoing mediation; they met most recently on September 7, 2012 and have continued to communicate through the mediator since that time.

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

SEC Investigation

On February 17, 2012, the Company received a subpoena issued by the staff of the SEC seeking documents from 2007 through the present, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of the subpoena or what impact, if any, the cost of responding to the subpoena might have on the Company’s financial position, results of operations, or cash f lows. The Company has not established any provision for losses in respect of this matter. See Note 18 – Subsequent Events.

The Florida Litigation

On March 14, 2012, Opportunity Partners L.P. ("Opportunity") served the Company with a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida seeking to compel the Company to hold an annual meeting of shareholders as soon as possible and seeking recovery of all costs and expenses, including reasonable attorney’s fees and expenses of experts in connection with the complaint. See Note 18 – Subsequent Events.

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

Litigation

We are party to various other legal proceedings, which arise in the ordinary course of business. We believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations. See Note 18 – Subsequent Events.

(17) Income Taxes

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

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the period ended June 30, 2012 we reduced our deferred tax valuation allowance from continuing operations by $41,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

On February 3, 2011, we converted from a Florida limited liability company to a Florida corporation (the "Conversion"). Prior to the Conversion we were treated as a partnership for federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion. As a result of the Conversion, we recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740, Income Taxes these deferred taxes were recorded in income tax expense for the first quarter of 2011. In the second quarter of 2011, the deferred tax liability was increased by $175,000 to account for changes in the estimated differences at the date of conversion. In addition, following the conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). During the second quarter of 2011, we completed an evaluation of this transaction and determined that we were entitled to assume the NOLs of this founding member. Accordingly, in the second quarter of 2011 we recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit during that period. For the post-conversion period ended June 30, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $8.9 million. For the second quarter ended June 30, 2011 the total provision was $9.2 million.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as to income tax in Florida and other states in which it operates.

At June 30, 2012, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that related to the Conversion and was charged to paid-in-capital in the first quarter of 2011.

(18) Subsequent Events

The Insurance Coverage Declaratory Relief Complaint

On June 13, 2012, Catlin Insurance Company (UK) Ltd. (“Catlin”) filed a declaratory relief action against the Company in the United States District Court for the Southern District of Florida. The complaint seeks a determination that there is no coverage under Catlin’s primary Directors, Officers and Company Liability Policy (the “Policy”) issued to the Company for the period February 3, 2011 to February 3, 2012, based on a prior and pending litigation exclusion (the “Exclusion”). Catlin also seeks a determination that it is entitled to reimbursement of the approximately $0.8 million in defense costs and fees advanced to the Company in the first quarter of 2012 under the Policy if it is determined that the Exclusion precludes coverage. The Company recorded a reserve of $0.8 million for the recovery received during the six months ended June 30, 2012 as other selling, general and administrative expense. $0.6 million of the amount reserved was recorded as other income due to this portion of the recovery relating to 2011 expenses and the remaining $0.2 million was recorded as a reduction of legal expenses for the six months ended June 30, 2012. As of the filing of this Form 10-Q, the Company has not yet been served with the complaint. The parties have been engaged in ongoing mediation; they met most recently on September 7, 2012 and have continued to communicate through the mediator since that time.

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

Counsel for Mr. Rothenberg has been engaged in ongoing mediation with the Company, Counsel for Mr. Rothenberg most recently attended a mediation session with the Company on September 7, 2012 and the parties, along with counsel for Mr. Andrzejczyk, have continued to communicate through the mediator since that time.

Certain Balance Sheet Items

Cash and Cash Equivalents, inclusive of investment securities available for sale

As of September 30, 2012 we had approximately $41.8 million of cash and cash equivalents, and marketable securities including $1.1 million of restricted cash. The decrease was largely driven by an increase in selling, general and administrative expenses as a result of the USAO investigation, SEC investigation and the associated shareholder litigation.

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

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below and should be read in conjunction with the financial statements and accompanying notes included with this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See "Forward-Looking Statements."

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

Recent Developments, Uncertainties & Outlook

In connection with the Non-Prosecution Agreement, Imperial voluntarily terminated its premium finance business. Accordingly, the Company did not recognize any agency fees during the six months ended June 30, 2012 and, once the Company's remaining premium finance loans mature, the Company will no longer recognize revenue from interest income or origination fees. The only material revenue that the Company expects to recognize from the premium finance business in 2012 is from changes in fair value of life settlements acquired upon default of premium finance loans and strategic sales of certain life insurance policies in its portfolio that were acquired upon default of premium finance loans. As a result, we expect our revenue in our Life Finance segment to be materially lower in 2012 than in prior year.

Additionally, the Company’s ability to generate new business in the life finance segment continued to be limited in the first half of 2012 as the Company originated no premium finance loans and, in order to conserve capital, did not purchase policies through life settlement-related acquisitions. As a consequence, the Company’s portfolio of life insurance policies is smaller than previously projected, which may result in more volatility and adversely affect the portfolio’s performance.

In the structured settlements segment, on January 12, 2012, the Company resumed financing term certain structured settlements using its dedicated facility for those receivables after signing an acknowledgement that provided for certain payments in respect of, the transfer of the ownership of certain lock-box accounts associated with the facility. The Company also continued to fund life-contingent structured settlements under a forward purchase and sale arrangement entered into on December 30, 2011. However, this new arrangement compressed the Company’s margins as it required the Company to sell life-contingent structured settlements at a discount rate that was 50 basis points higher than the rate used in the prior facility at June 30, 2012.

The Company has also expended considerable resources resolving the USAO Investigation, as well as responding to the SEC Investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of June 30 2012, the Company’s legal and related fees in respect of these matters was $17.0 million, including $10.2 million incurred during the six months ended June 30, 2012. Moreover, the Company’s D&O carriers have disputed several of the claims and reserved their rights, and the Company’s primary D&O carrier filed a declaratory judgment action on June 13, 2012 seeking a judgment that the claims submitted by the Company are precluded under a prior and pending litigation exemption.

At the time of the Company’s initial public offering, the Company intended to hold the majority of the life insurance policies it acquired to maturity while strategically trading in and out of certain policies. In light of the USAO Investigation, the SEC Investigation, the related shareholder litigation and the related unbudgeted expenses incurred by the Company, the

Company is re-examining its strategy and cash management objectives. We estimate that we will need to pay $13.4 million in premiums to keep our current portfolio of life insurance policies in force from July 1, 2012 through December 31, 2012 and an additional $26.5 million to keep the portfolio in force through 2013. As of June 30, 2012, we had approximately $51.2 million of cash and cash equivalents, and marketable securities, including $1.0 million of restricted cash. Additionally, we have not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). We expect the lack of mortalities of insureds to continue at least through 2012. We believe we have sufficient cash and cash equivalents to pay the premiums necessary to keep the life insurance policies that we own in force and our operating expenses through at least 2012, although we will need to proactively manage our cash in advance of any liquidity shortfall. Based on our current internal forecast, we anticipate a liquidity shortfall in the second quarter of 2013. If we do not begin to experience mortalities and collect the related death benefits in a timely manner prior to that time, we will need to seek additional capital to pay the premiums, by means of debt or equity financing or the sale of some of the policies that we own. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies, and/or, under certain scenarios, lapse or sell certain of our policies or some combination of the above. The lapsing of policies, if any, would create losses as the assets would be written down to zero.

The counterparty in any policy sale or debt financing described above will likely require that the Company acquire updated life expectancy reports to consummate a transaction. The Company also believes that potential lenders in any such financing will likely establish a loan-to-value ratio or borrowing base based off of a “blend” of life expectancy results furnished by the Company’s historical provider of life expectancy reports, AVS Underwriting LLC, and another third party life expectancy provider, 21st Services, LLC. Accordingly, the Company has started to order updated life expectancy reports from these providers and began receiving updated life expectancy reports during the end of third quarter of 2012. The Company has not evaluated the changes that could impact the carrying value of its portfolio of life insurance policies in future periods if it applies updated and/or “blended” life expectancy reports to its valuation model, although these changes may be material.

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

In order to originate premium finance transactions our lenders required that we procure lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage. The lender protection insurance program was terminated as of December 31, 2010, and all loans originated after December 31, 2010, do not carry lender protection insurance coverage. Thus, for all loans originated in 2011 and beyond, a loan impairment valuation is established if the carrying value of a loan receivable exceeds the fair value of the underlying collateral. The provision for losses on loans receivable has increased during the six months ended June 30, 2012 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 7, 11 and 12 to the accompanying consolidated and combined financial statements.

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

In determining the life expectancy estimate, we analyze medical reviews from independent secondary market life expectancy providers (“LE providers”). Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers and currently uses only AVS Underwriting, LLC (“AVS”) life expectancy reports for valuation purposes although the Company is aware that many market participants use life expectancy reports from two LE providers and “blend” the results. See Recent Developments, Uncertainties & Outlook in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The LE provider reviews the medical records and identifies all medical conditions it feels are relevant to the life expectancy of the insured. Debits and credits are then assigned by the LE provider to the individual’s health based on these medical conditions. The debit or credit that an LE provider assigns to a medical condition is derived from the experience of mortality attributed to this condition in the portfolio of lives that it monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor.

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

LE Mths Adj	Value	Change in Value
+6	92,701	(17,909)
—	110,610	—
-6	130,902	20,292

The Company believes that investors in esoteric assets such as life insurance policies typically target yields averaging between 12—17% for investments of more than a 5 year duration, which is consistent with the Company's historical use of a 15%—17% discount rate to value its life insurance policies prior to the third quarter of 2011.

Given the Company’s prominence as one of the few publicly traded companies in the life settlements space, we believe that the USAO Investigation itself along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace that continued to reverberate through 2011. This perceived softening in the market was also corroborated by third party consultants engaged by the Company and is consistent with discussions involving the Company and other market participants. In general, since the onset of the credit crisis in 2007, capital has been limited and credit has been costly for the purchase of life insurance policies in the secondary and tertiary markets. At December 31, 2011, in light of the USAO Investigation and publicly available information about the Company and the investigation at that time, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, the Company believes that an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. Accordingly, the Company determined that it was appropriate to adjust its discount rates as necessary at December 31, 2011 because of the increased perceived risk premium that a market participant would require to transact in a policy associated with the Company, which resulted in a weighted average discount rate of 24.31%. For reporting purposes, the Company maintained this view during the first quarter of 2012 and held its discount rates constant at March 31, 2012, which resulted in a weighted average discount rate of 24.59%.

While the overall secondary and tertiary markets for life insurance policies continued to soften in the second quarter of 2012, the Company believes that its entry into the Non-Prosecution Agreement had a positive effect on the market generally and for premium financed life insurance policies specifically. Accordingly, the Company believes that market participants will require less of a risk premium to transact in policies associated with the Company’s premium finance business. This view has been shaped by discussions with other market participants, potential financing sources and by extrapolating the discount rate underlying actual sales of policies. Based on these factors, at June 30, 2012, the Company lowered the range of discount rates on premium financed life insurance policies and raised the discount for all other policies resulting in a weighted average discount rate of 24.28%.

As of June 30, 2012, the Company owned 204policies with an aggregate investment in life settlements of $110.6 million. Of these 204 policies, 161 were previously premium financed and are valued using discount rates that range from 19.25% – 30.85%. The remaining 43 policies are valued using a discount rate of 17.25%.

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate were increased or decreased by  1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in fair market value would be as follows (dollars in thousands):

Wtd. Agv Rate	Rate Adj.	Value	Change in Value
23.78%	-.50%	113,311	2,701
24.28%	—	110,610	—
24.78%	+.50%	108,024	(2,586)

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

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the period ended June 30, 2012 we reduced are deferred tax valuation allowance from continuing operations by $41,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

On February 3, 2011, we converted from a Florida limited liability company to a Florida corporation (the "Conversion"). Prior to the Conversion we were treated as a partnership for federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion. As a result of the Conversion, we recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740, Income Taxes these deferred taxes were recorded in income tax expense for the first quarter of 2011. In the second quarter of 2011, the deferred tax liability was increased by $175,000 to account for changes in the estimated differences at the date of conversion. In addition, following the conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). During the second quarter, we completed an evaluation of this transaction and determined that we were entitled to assume the NOLs of this founding member. Accordingly, in the second quarter we recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit during that period. For the post-conversion period ended June 30, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $8.9 million. For the second quarter ended June 30, 2011 the total provision was $9.2 million.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as to income tax in Florida and other states in which it operates.

At June 30, 2012, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that related to the Conversion and was charged to paid-in-capital in the first quarter of 2011.

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

Investment Securities Available for Sale

Investment securities available for sale are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in accumulated other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of investment securities available for sale are recognized on the specific identification basis.

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

Recent Accounting Pronouncements

Note 2 of the Condensed Notes to Consolidated and Combined Financial Statements discusses accounting standards adopted during the six months ended June 30, 2012, as well as accounting standards recently issued but not yet adopted and the expected impact of these changes in accounting standards. The Company does not expect any material impact from the adoption of such standards.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Income
Agency fee income	$—	$1,569	$—	$5,627
Interest income	698	2,722	1,604	4,742
Interest and dividends on investment securities available for sale	132	157	260	193
Origination fee income	188	1,824	438	4,105
Realized gain on sale of structured settlements	3,134	2,049	5,609	3,217
Realized gain on sale of life settlements	55	5	291	5
Gain on forgiveness of debt	—	2,139	—	4,682
Unrealized change in fair value of life settlements	4,874	17,687	9,129	28,885
Unrealized change in fair value of structured receivables	569	375	1,178	1,217
Servicing fee income	327	567	684	1,071
Gain on maturities of life settlements with subrogation rights, net	6,090	—	6,090	—
Other income	116	117	866	327

Total income	16,183	29,211	26,149	54,071
Expenses
Interest expense	304	2,542	1,078	5,771
Provision for losses on loans receivable	441	21	441	129
Loss on loan payoffs and settlements, net	162	1,095	153	3,666
Amortization of deferred costs	516	1,597	1,497	3,504
Personel costs	5,033	4,712	8,722	9,322
Marketing costs	1,286	1,177	3,447	2,430
Legal fees	5,699	1,327	13,590	2,366
Professional fees	1,795	1,491	3,713	2,786
Insurance	617	211	1,086	362
Other selling, general and administrative expenses:	955	1,250	1,959	2,521

Total expenses	16,808	15,423	35,686	32,857

(Loss) income before income taxes	(625)	13,788	(9,537)	21,214
Provision (benefit) for income taxes	—	1,183	(41)	9,179

Net (loss) income	$(625)	$12,605	$(9,496)	$12,035

Life Finance Segment Results (in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Income	$12,255	$26,350	$18,224	$49,116
Expenses	5,218	7,822	10,356	17,931

Segment operating income	$7,037	$18,528	$7,868	$31,185

Structured Settlements Segment Results (in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Income	$3,968	$2,699	$7,211	$4,754
Expenses	5,524	4,334	11,613	8,334

Segment operating loss	$(1,556)	$(1,635)	$(4,402)	$(3,580)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated
Segment operating income	$5,481	$16,893	$3,466	$27,605
Unallocated income
Other income	139	162	891	201
Unallocated expenses
Interest expense	—	4	3	296
Personnel costs	342	1,334	568	2,813
Legal fees	4,647	132	10,940	365
Professional fees	864	697	1,936	1,364
Insurance	61	46	107	80
Other selling, general and administrative expenses	331	1,054	340	1,674

	6,245	3,267	13,894	6,592

(Loss) income before income taxes	(625)	13,788	(9,537)	21,214
(Provision) benefit for income taxes	—	(1,183)	41	(9,179)

Net (loss) income	$(625)	$12,605	$(9,496)	$12,035

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net loss for the three months ended June 30, 2012 was $625,000 compared to a net income of $12.6 million for the three months ended June 30, 2011, a decrease of $13.2 million. Total income was $16.1 million for the three months ended June 30, 2012, compared to $29.2 million for the three months ended in 2011, a reduction of $12.9 million or 44%. Total expenses were $16.8 million for the three months ended June 30, 2012, compared to $15.4 million for the three months ended June 30, 2011, an increase of $1.4 million, or 9%.

In our life finance segment, which includes our premium finance business, segment operating profit decreased by $11.5 million to $7.0 million. This is primarily driven by decreases in change in unrealized fair value of life settlement of $12.8 million, forgiveness of debt of $2.1 million, interest income of $2.0 million, agency fee income of $1.6 million and origination income of $1.6 million. These were offset by a gain on maturities of life settlements with subrogation rights, net of $6.1 million and a reduction of interest expense of $2.2 million.

Life finance segment expenses were $5.2 million during the three months ended June 30, 2012 compared to $7.8 million during the three months ended June 30, 2011, a decline of $2.6 million, or 33%. These declines were driven primarily by reductions in interest expenses of $2.2 million, amortization of deferred costs of $1.1 million, and $933,000 in loss on loan payoffs and settlements, net. These declines were offset by an increase in selling, general and administrative expenses (“SG&A”) of $1.2 million. The main components of these SG&A expense increases were personnel costs of $699,000, Directors and Officers (“D&O”) insurance premiums of $201,000 and professional and legal fees of $149,000.

Results of operations in our life finance segment continued to be adversely impacted by the USAO Investigation and related matters. Shortly after the Company was informed on September 27, 2011 that its premium finance loan business was the subject of the USAO Investigation, the Company decided to suspend originating new premium finance loans. In connection with the Non-Prosecution Agreement, we voluntarily terminated our premium finance business and, once the premium finance loans on our balance sheet mature, we will no longer have any revenue generated from interest income, origination income and agency fees.

During the three months ended June 30, 2012, we originated no loans, compared to 15 loans originated during the three months ended June 30, 2011. This decrease in number of loans originated resulted in a reduction in agency fees from $1.6 million during the three months ended June 30, 2011 to $0 during the three months ended June 30, 2012. As of June 30, 2012, we had loans receivable totaling $10.6 million compared to $58.1 million as of June 30, 2011, a decrease of $47.5 million, or 82%. Loans outstanding declined from 209 to 53. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $1.8 million and $2.5 million, respectively during the three months ended June 30, 2011, to $188,000 and $588,000, respectively, a reduction of $1.6 million and $1.9 million or 89% and 76% respectively, during the same period in 2012.

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011. In the second quarter of 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and has reported a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the second quarter of 2012 as all contingencies were resolved.

Interest expense declined to $304,000 compared to $2.5 million at June 30, 2011, a reduction of $2.2 million or 88%, as notes payable declined from $37.3 million as of June 30, 2011 to $4.1 million as of June 30, 2012 a reduction of $33.2 million or 89%. These notes payable, the majority of which were guaranteed under the lender protection insurance program (“LPIC”) which was discontinued as of December 2010, continue to decline as premium finance loans serving as collateral for these notes mature.

Provision for losses on loans receivable was $441,000 for the three months ended June 30, 2012 compared to $21,000 for the same period in 2011, an increase of $420,000. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. The provision for losses on loans receivable was increased because three loans were delayed in being paid off for the three months ended June 30, 2012. See Note 12 to the accompanying consolidated and combined financial statements.

Amortizations of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $516,000 during the three months ended June 30, 2012 compared to $1.6 million during the three months ended June 30, 2011, a reduction of $1.1 million or 69%. After December 31, 2010, we ceased originating premium finance loans with LPIC insurance.

As of June 30, 2012, the Company owned 204 policies compared to 118 policies at June 30, 2011, with a fair market value of investment in life settlements of $110.6 million compared to $74.7 million at June 30, 2011, an increase of $35.9 million. During the three months ended June 30, 2012, the Company acquired 11 life insurance policies compared to 60 policies during the three months ended June 30, 2011. Total aggregate death benefit of polices acquired was $46.1 million and $286.9 million for June 30, 2012 and June 30, 2011, respectively. Of the 11 policies acquired during the three months ended June 30, 2012, 9 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to zero policies acquired in the same manner for the three months ended June 30, 2011. As of June 30, 2012, the aggregate death benefit of the Company’s investment in life settlements is $1.0 billion.

Of these 204 policies, 161 were previously premium financed and are valued using discount rates that range from 19.25% – 30.85%. The remaining 43 policies are valued using a discount rate of 17.25%.

Unrealized change in fair value of life settlements was approximately $4.9 million for the three months ended June 30, 2012 compared to $17.7 million for the three months ended June 30, 2011, a decrease of $12.8 million or 72%. This decrease was driven largely due to an increase in the weighted average discount rate of 15.1% at June 30, 2011 to 24.28% at June 30, 2012, in addition to a decrease in policy acquisitions during the three months ended June 30, 2012 to 11 polices compared to 60 policies during the three months ended June 30, 2011. Further, the $17.7 million at June 30, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the three months ended June 30, 2012, 11 policies were acquired resulting in an unrealized change in fair value of $580,000 and 4 polices were sold resulting in a gain of $55,000.

In our structured settlements segment, income was $4.0 million for the three months ended June 30, 2012 compared to $2.7 million for the three months ended June 30, 2011, an increase of $1.3 million or 48%. This was due to an increase in the number of transactions sold. During the three months ended June 30, 2012, 265 structured settlements were sold which resulted in a gain of $3.1 million compared to 199 structured settlements sold resulting in a gain $2.0 million during the three months ended June 30, 2011. Unrealized change in fair value of structured settlements receivable was $569,000 for the three months ended June 30, 2012 compared to $375,000 for the three months ended June 30, 2011. Unrealized change in fair value of structured settlements receivable generally applies to certain newly-acquired structured settlements. In the normal course of business, these receivables are held on balance sheet at quarter end and are generally sold early in the subsequent quarter.

Segment selling, general and administrative expenses increased by $1.2 million to $5.5 million as we continued to build our infrastructure and expand market share. This segment continues to be characterized by high growth in lead generation and sales as well as high operating costs. Further, segment costs remains high as a result of the USAO

Investigation. This led to a segment operating loss of $1.6 million during the three months ended June 30, 2012 over segment operating losses of $1.6 million recorded during the three months ended June 30, 2011. Significant expense increases were payroll and related costs of $614,000 which is attributable to increased commissions associated with deals purchased, D&O insurance premiums of $190,000 and marketing costs of $125,000 associated with increased promotional activities to drive new business offset by a decrease in legal fees of $303,000.

On a pretax basis, our loss increased by $3.0 million, from a loss of $3.1 million for the three months June 30, 2011 to $6.1 million for the three months ended June 30, 2012. This is primarily driven by increases in legal fees of $4.5 million which are mainly associated with the USAO Investigation. These were offset by a decrease in payroll and related costs of $992,000 due to the allocation of general service expenses to the operating segments, other unallocated expenses of $723,000 and professional fees of $167,000 for the quarter ended June 30, 2012.

Non direct segment expense was $6.2 million for the three months ended June 30, 2012, compared to $3.3 million for the three months ended June 30, 2011, an increase of $2.9 million or 88%. This is primarily driven by an increase in legal fees of $4.5 million which are mainly associated with the USAO Investigation and professional fees of $167,000. These were offset by a decrease in payroll and related costs of $992,000 due to the allocation of general services and other selling general and administrative expense of $723,000 the three months ended June 30, 2012.

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

Upon the implementation of ASC 740, Income Taxes in 2011, the Company recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. Pursuant to ASC 740, these deferred taxes were recorded in income tax expense during the three months ended June 30, 2011. For the post-conversion period ended June 30, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $8.9 million. For the quarter ended June 30, 2011, the total provision was $9.2 million.

The Company has also expended considerable resources resolving the USAO Investigation, as well as responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of June 30, 2012, the Company’s cumulative legal and related fees in respect of these matters were $17.0 million, including $4.6 million incurred during the quarter ending June 30, 2012.

We operate our business through two reportable segments: life finance and structured settlements. Our segment data discussed below may not be indicative of our future operations.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net loss for the six months ended June 30, 2012 was $9.5 million compared to net income of $12.0 million for the six months ended June 30, 2011, a decrease of $21.5 million. Total income was $26.1 million for the six months ended June 30, 2012, compared to $54.1 million for the six months ended in 2011, a reduction of $28.0 million or 52%. Total expenses were $35.7 million for the six months ended June 30, 2012, compared to $32.9 million for the six months ended June 30, 2011, an increase of $2.8 million, or 9%.

In our life finance segment, which includes our premium finance business, segment operating profit decreased by $23.3 million to $7.0 million. This is primarily driven by decreases in change in unrealized fair value of life settlement of $19.7 million, agency fee income of $5.6 million, forgiveness of debt of $4.7 million origination income of $3.7 million and interest income of $3.1 million offset by subrogation income of $6.1 million.

Life finance segment expenses were $10.4 million during the six months ended June 30, 2012 compared to $17.9 million during the six months ended June 30, 2011, a decline of $7.5 million, or 42%. These declines were driven primarily by a reduction in interest expense $4.4 million, $3.5 million in loss on loan payoffs and settlements, net and amortization of deferred costs of $2.0 million. These declines were offset by an increase in selling, general and administrative expenses of $2.0 million. The main components of these expense increases were legal fees of $853,000, personnel costs of $635,000, Directors and Officers (D&O) insurance premiums of $360,000.

Results of operations in our life finance segment were adversely impacted by the USAO Investigation and related matters. Once the premium finance loans on our balance sheet mature, we will no longer have any revenue generated from interest income, origination income and agency fees.

Shortly after the Company was informed on September 27, 2011 that its premium finance loan business was the subject of the USAO Investigation, the Company decided to suspend originating new premium finance loans. During the six months ended June 30, 2012, we originated no loans, compared to 47 loans originated during the six months ended June 30, 2011. This decrease in number of loans originated resulted in a reduction in agency fees from $5.6 million during the six months ended June 30, 2011 to $0 during the six months ended June 30, 2012. As of June 30, 2012, we had loans receivable totaling $10.6 million compared to $58.1 million as of June 30, 2011, a decrease of $47.5 million, or 82%. Loans outstanding declined from 209 to 53. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $4.6 million and $4.1 million, respectively during the six months ended June 30, 2011, to $1.4 million and $438,000, respectively, a reduction of $3.2 million and $3.7 million or 70% and 90% respectively, during the same period in 2012.

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011. In the six months ended June 30, 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and has reported a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the six months ended June 30, 2012 as all contingencies were resolved.

Interest expense declined to $1.1 million compared to $5.5 million at June 30, 2011, a reduction of $4.4 million or 80%, as notes payable declined from $37.3 million as of June 30, 2011 to $4.1 million as of June 30, 2012 a reduction of $33.2 million or 89%. These notes payable, the majority of which were guaranteed under the lender protection insurance program (“LPIC”) which was discontinued as of December 2010, continue to decline as premium finance loans serving as collateral for these notes mature.

Provision for losses on loans receivable was $441,000 during the six months ended June 30, 2012, compared to $129,000 during the six months ended June 30, 2011, an increase of $312,000 or 242%. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. The provision for losses on loans receivable was $441,000 because three loans have been delayed in being paid off for the six months ended June 30, 2012. See Note 12 to the accompanying consolidated and combined financial statements.

Amortizations of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $1.5 million during the six months ended June 30, 2012 compared to $3.5 million during the six months ended June 30, 2011, a reduction of $2.0 million or 57%. After December 31, 2010, we ceased originating premium finance loans with LPIC insurance.

As of June 30, 2012, the Company owned 204 policies compared to 118 policies at June 30, 2011, with a fair market value of investment in life settlements of $110.6 million compared to $74.7 million at June 30, 2011, an increase of $35.9 million or 48%. During the six months ended June 30, 2012, the Company acquired 20 life insurance policies compared to 79 policies during the six months ended June 30, 2011. Total aggregate death benefit of polices acquired was $107.6 million and $373.9 million for June 30, 2012 and June 30, 2011, respectively. The 20 policies acquired during the six months ended June 30, 2012, 18 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 2 policies acquired in the same manner for the six months ended June 30, 2011. As of June 30, 2012, the aggregate death benefit of the Company’s investment in life settlements is $1.0 billion.

Of these 204 policies, 161 were previously premium financed and are valued using discount rates that range from 19.25% – 30.85%. The remaining 43 policies are valued using a discount rate of 17.25%.

Unrealized change in fair value of life settlements was approximately $9.1 million for the six months ended June 30, 2012 compared to $28.9 million for the six months ended June 30, 2011, a decrease of $19.8 million or 69%. The $28.9 million at June 30, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the six months ended June 30, 2012, 20 policies were acquired resulting in an unrealized change in fair value of $733,000 and 6 polices were sold resulting in a gain of $291,000.

In our structured settlements segment, income was $7.2 million for the six months ended June 30, 2012 compared to $4.8 million for the six months ended June 30, 2011, an increase of $2.4 million or 50%. This was due to an increase in the number of transactions sold. During the six months ended June 30, 2012, 728 structured settlements were sold which resulted in a gain of $5.6 million compared to 408 structured settlements sold resulting in a gain $3.2 million during the six months ended June 30, 2011. Unrealized change in fair value of structured settlements receivable was $1.2 million for the six months ended June 30, 2012 compared to $1.2 million for the six months ended June 30, 2011.

Segment selling, general and administrative expenses increased by $3.3 million to $11.6 million as we continued to build our infrastructure and expand market share. This segment continues to be characterized by high growth in lead generation and sales as well as high operating costs. Further, segment financing costs remains high as a result of the USAO Investigation and our challenge in negotiating more favorable financing terms. This led to a segment operating loss of $4.4 million during the six months ended June 30, 2012 an increase of $822,000 over segment operating loss of $3.6 million recorded during the six months ended June 30, 2011. Significant expense increases were marketing costs of $1.0 million associated with increased promotional activities to drive new business and professional fees of $243,000. These increases were offset by reductions in legal fees of $204,000.

Non direct segment expense was $13.9 million for the six months ended June 30, 2012, compared to $6.6 million for the six months ended June 30, 2011, an increase of $7.3 million or 111%. This was driven primarily by increases in legal fees of $10.6 million which is mainly associated with the USAO Investigation and professional fees of $572,000. These were offset by a reduction in interest expense of $293,000 associated with the Skarbonka debenture, payroll and related cost of $2.2 million due to change in allocation of general services and other selling, general and administrative expense of $1.3 million.

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

Upon the implementation of ASC 740 in 2011, the Company recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. Pursuant to ASC 740, these deferred taxes were recorded in income tax expense during the six months ended June 30, 2011. For the post-conversion period ended June 30, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $3.6 million. For the quarter ended June 30, 2011, the total provision was $9.2 million.

The Company has also expended considerable resources resolving the USAO Investigation, as well as responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of June 30, 2012, the Company’s cumulative legal and related fees in respect of these matters were $17.0 million, including $10.2 million incurred during the six months ending June 30, 2012.

We operate our business through two reportable segments: life finance and structured settlements. Our segment data discussed below may not be indicative of our future operations.

Life Finance Business

Our results of operations for our life finance segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Life finance
Income
Agency fee income	$—	$1,569	$—	$5,627
Interest income	588	2,547	1,433	4,567
Origination income	188	1,824	438	4,105
Realized gain on sale of life settlements	55	5	291	5
Gain on forgiveness of debt	—	2,139	—	4,682
Unrealized change in fair value of life settlements	4,874	17,687	9,129	28,885
Servicing fee income	327	567	684	1,071
Gain on maturities of life settlements with subrogation rights, net	6,090	—	6,090	—
Other	133	12	159	174

	12,255	26,350	18,224	49,116

Direct segment expenses
Interest expense	304	2,538	1,075	5,475
Provision for losses on loan receivables	441	21	441	129
Loss on loans payoffs and settlements, net	162	1,095	153	3,666
Amortization of deferred costs	516	1,597	1,497	3,504
Personnel costs	2,255	1,556	3,564	2,929
Marketing	—	16	—	16
Legal fees	498	338	1,506	653
Professional fees	432	443	865	899
Insurance	282	81	493	133
Other selling, general and administrative expenses	328	137	762	527

	5,218	7,822	10,356	17,931

Segment operating income	$7,037	$18,528	$7,868	$31,185

The following table highlights certain selected operating data in our life finance segment for the periods indicated (in thousands except number of loans percentage, age and life expectancy):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Period Acquisitions — Policies Owned
Number of policies acquired	11	60	20	79
Average age of insured at acquisition	74.1	78.6	74.7	78.1
Average life expectancy—Calculated LE (Years)	15.5	10.0	13.7	10.2
Average death benefit	$4,192	$4,782	$5,381	$4,733
Aggregate purchase price	$617	$21,796	$2,780	$25,705

End of Period — Policies Owned
Number of policies owned	204	118	204	118
Average Life Expectancy—Calculated LE (Years)	10.5	10.5	10.5	10.5
Aggregate Death Benefit	$1,017,806	$565,046	$1,017,806	$565,046
Aggregate fair value	$110,610	$74,678	$110,610	$74,678
Monthly premium — average per policy	$11.2	$10.5	$11.2	$10.5

End of Period Loan Portfolio
Loans receivable, net	$10,616	$58,135	$10,616	$58,135
Number of policies underlying loans receivable	53	209	53	209
Aggregate death benefit of policies underlying loans receivable	$244,575	$1,027,252	$244,575	$1,027,252
Number of loans with insurance protection	24	156	24	156
Loans receivable, net (insured loans only)	$4,588	$40,391	$4,588	$40,391
Average Per Loan:
Age of insured in loans receivable	76.2	75.3	76.2	75.3
Life expectancy of insured (years)	15.2	14.7	15.2	14.7
Monthly premium	$5	$6	$5	$6
Loan receivable, net	$200	$278	$200	$278
Interest rate	12.7%	11.9%	12.7%	11.9%

Period Originations:
Number of loans originated (by type):
Type 1*	—	12	—	38
Type 2**	—	3	—	9
Principal balance of loans originated	$—	$4,147	$—	$15,836
Aggregate death benefit of policies underlying loans originated	$—	$78,500	$—	$273,850
Average Per Origination During Period:
Age of insured at origination	—	76.3	—	75.6
Life expectancy of insured (years)	—	13.5	—	14.6
Monthly premium (year of origination)	$—	$12	$—	$12
Death benefit of policies underlying loans originated	$—	$5,233	$—	$5,477
Principal balance of the loan	$—	$276	$—	$337
Interest rate charged	—	14.0%	—	14.0%
Agency fee	$—	$105	$—	$118
Agency fee as % of principal balance
Type 1*	—	37.9%	—	38.8%
Type 2**	—	21.1%	—	20.8%
Origination fee	$—	$65	$—	$79
Annualized origination fee as % of principal balance	—	24.3%	—	25.2%

*	We define Type 1 loans as loans that are collateralized by life insurance policies that have been in force less than two years.

**	We define Type 2 loans as loans that are collateralized by life insurance policies that have been in force longer than two years.

Three Months ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Income

Agency Fee Income. Agency fee income was $0 for the three months ended June 30, 2012 compared to $1.6 million for the three months ended June 30, 2011, a decrease of $1.6 million. Agency fee income is earned solely as a function of originating loans. We funded no loans during the three months ended June 30, 2012, compared to the 15 loans funded during the three months ended June 30, 2011. As a result of the voluntary termination of our premium finance business, we will not receive any revenue from agency fees in 2012 and beyond.

Agency fees as a percentage of the principal balance of the loans (which we refer to in the Form 10-Q as the principal amount loaned without including origination fees or interest) originated during each period was as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2012	2011
Principal balance of loans originated	$—	$4,147
Number of transactions originated	—	15
Agency fees	$—	$1,569
Agency fees as a percentage of the principal balance of loans originated	0.0%	37.8%

Interest Income. Interest income was $588,000 for the three months ended June 30, 2012 compared to $2.5 million for the three months ended June 30, 2011, a decrease of $1.9 million, or 76%. During the quarters ended June 30, 2012 and June 30, 2011, the Company originated zero and 15 loans respectively. Interest income declined as the balance of loans receivable, net decreased from $58.1 million as of June 30, 2011 to $10.6 million as of June 30, 2012 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of June 30, 2012 and 2011 was 13.0% and 11.1%, respectively. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was $188,000 for the three months ended June 30, 2012, compared to $1.8 million for the three months ended June 30, 2011, a decrease of $1.6 million, or 89%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Origination fees as a percentage of the principal balance of the loans originated was 24.3% for the three months ended June 30, 2011. As a result of the voluntary termination of our premium finance business, we will cease accruing origination fee income once our outstanding premium finance loans mature.

Gain on Forgiveness of Debt. Gain on forgiveness of debt was $0 for the three months ended June 30, 2012 compared to $2.1 million for the three months ended June 30, 2011, a decrease of $2.1 million. These gains arise out of a settlement agreement with Acorn Capital. This facility was terminated during October 2011, accordingly, no loans were outstanding as of June 30, 2012.

Unrealized Change in Fair Value of Life Settlements. Unrealized change in fair value of life settlements was $4.9 million for the three months ended June 30, 2012 compared to $17.7 million for the three months ended June 30, 2011, a decrease of $12.8 million or 72%. This decrease was driven largely due to an increase in the weighted average discount rate of 15.1% at June 30, 2011 to 24.28% at June 30, 2012, in addition to a decrease in policy acquisitions during the three months ended June 30, 2012 to 11 polices compared to 60 policies during the three months ended June 30, 2011. Further, the $17.7 million at June 30, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the three months ended June 30, 2012, 11 policies were acquired resulting in an unrealized change in fair value of $580,000 and 4 polices were sold resulting in a gain of $55,000. The discount rates used in the fair value calculation for the three months ended June 30, 2012 ranged from 17.25% to 30.85% an increase from the range 16.65% to 32.25% rates used during the three months ended March 31, 2012. See Note 11 to the accompanying consolidated and combined financial statements.

Servicing Fee Income. Servicing income was $327,000 for the three months ended June 30, 2012 compared to $567,000 for the three months ended June 30, 2011, a decrease of $240,000 or 42%. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. The decrease was primarily due to a reduction in the number of policies serviced.

Gain on maturities of life settlements with subrogation rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011. In the three months ended June 30, 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and has reported a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the three months ended June 30, 2012 as all contingencies were resolved.

Expenses

Interest Expense. Interest expense was $304,000 for the three months ended June 30, 2012 compared to $2.5 million for the same period in 2011, a decrease of $2.2 million, or 88%. The decrease in interest expense was due to a decline in notes payable from $37.3 million as of June 30, 2011 to $4.1 million as of June 30, 2012, a decrease of $33.2 million, or 89%.

Gain/Loss on Loan Payoffs and Settlements, Net. Loss on loan payoffs and settlements, net, was $162,000 for the three months ended June 30, 2012 compared to a loss of $1.1 million for the same period in 2011, a change of $933,000. In the three months ended June 30, 2012, we wrote off zero loans compared to 8 loans written off in the same period in 2011, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of approximately $320,000 for the three months ended June 30, 2011.

Amortization of Deferred Costs. Amortization of deferred costs was $516,000 during the three months ended June 30, 2012 as compared to $1.6 million for the same period in 2011, a decrease of $1.1 million, or 69%. Lender protection insurance related costs accounted for $474,000 and $1.2 million of total amortization of deferred costs during the three months ended June 30, 2012 and 2011, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010. 24 loans with lender protection insurance were outstanding at June 30, 2012. Only $332,000 of lender protection insurance related costs remains to be amortized.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were $3.8 million for the three months ended June 30, 2012 compared to $2.6 million for the three months ended June 30, 2011, an increase of $1.2 million or 46%. This is due primarily to increases in personnel costs of $699,000, D&O insurance premiums of $201,000 and legal expenses of $160,000.

Life Finance Business

Six Months ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Income

Agency Fee Income. Agency fee income was $0 for the six months ended June 30, 2012 compared to $5.6 million for the six months ended June 30, 2011, a decrease of $5.6 million. Agency fee income is earned solely as a function of originating loans. We funded no loans during the six months ended June 30, 2012, compared to the 47 loans funded during the six months ended June 30, 2011. As a result of the voluntary termination of our premium finance business, we will not receive any revenue from agency fees in 2012 and beyond.

Agency fees as a percentage of the principal balance of the loans (which we refer to in the Form 10-Q as the principal amount loaned without including origination fees or interest) originated during each period was as follows (dollars in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Principal balance of loans originated	$—	$15,836
Number of transactions originated	—	47
Agency fees	$—	$5,627
Agency fees as a percentage of the principal balance of loans originated	0.0%	35.5%

Interest Income. Interest income was $1.4 million for the six months ended June 30, 2012 compared to $4.6 million for the six months ended June 30, 2011, a decrease of $3.2 million, or 70%. During the six months ended June 30, 2012 and June 30, 2011, the Company originated zero and 47 loans respectively. Interest income declined as the balance of loans receivable, net decreased from $58.1 million as of June 30, 2011 to $10.6 million as of June 30, 2012 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of June 30, 2012 and 2011 was 13.0% and 11.1%, respectively. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was $438,000 for the six months ended June 30, 2012, compared to $4.1 million for the six months ended June 30, 2011, a decrease of $3.7 million, or 90%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Origination fees as a percentage of the principal balance of the loans originated was 25.2% for the six months ended June 30, 2011. As a result of the voluntary termination of our premium finance business, we will cease accruing origination fee income once our outstanding premium finance loans mature.

Gain on Forgiveness of Debt. Gain on forgiveness of debt was $0 for the six months ended June 30, 2012 compared to $4.7 million for the six months ended June 30, 2011, a decrease of $4.7 million. These gains arise out of a settlement agreement with Acorn Capital. This facility was terminated during October 2011, accordingly, no loans remained outstanding as of June 30, 2012.

Unrealized Change in Fair Value of Life Settlements. Unrealized change in fair value of life settlements was approximately $9.1 million for the six months ended June 30, 2012 compared to $28.9 million for the six months ended June 30, 2011, a decrease of $19.8 million or 69%. This decrease was driven largely due to an increase in the weighted average discount rate of 15.1% at June 30, 2011 to 24.28% at June 30, 2012, in addition to a decrease in policy acquisitions during the six months ended June 30, 2012 to 20 polices compared to 79 policies during the six months ended June 30, 2011. Further, the $28.9 million at June 30, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the first quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the six months ended June 30, 2012, 20 policies were acquired resulting in an unrealized change in fair value of $733,000 and 6 polices were sold resulting in a gain of $291,000. The discount rates used in the fair value calculation for the six months ended June 30, 2012 ranged from 17.25% to 30.85% an increase from the range 16.65% to 32.25% rates used at March 31, 2012. See Note 11 to the accompanying consolidated and combined financial statements.

Servicing Fee Income. Servicing income was $684,000 for the six months ended June 30, 2012 compared to $1.1 million for the six months ended June 30, 2011, a decrease of $387,000 or 36%. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. The decrease was primarily due to a reduction in the number of policies serviced.

Gain on maturities of life settlements with subrogation rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011. In the six months ended June 30, 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and has reported a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the six months ended June 30, 2012 as all contingencies were resolved.

Expenses

Interest Expense. Interest expense was $1.1 million for the six months ended June 30, 2012 compared to $5.5 million for the same period in 2011, a decrease of $4.4 million, or 80%. The decrease in interest expense was due to a decline in notes payable from $37.3 million as of June 30, 2011 to $4.1 million as of June 30, 2012, a decrease of $33.2 million, or 89%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was $441,000 for the six months ended June 30, 2012 compared to $129,000 for the same period in 2011, an increase of $312,000. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. The provision for losses on loans receivable was $441,000 because three loans have been delayed in being paid off for the six months ended June 30, 2012. See Note 12 to the accompanying consolidated and combined financial statements.

Gain/Loss on Loan Payoffs and Settlements, Net. Loss on loan payoffs and settlements, net, was $153,000 for the six months ended June 30, 2012 compared to a loss of $3.7 million for the same period in 2011, a change of $3.5 million. In the six months ended June 30, 2012, we wrote off zero loans compared to 13 loans written off in the same period in 2011, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of approximately $205,000 for the six months ended June 30, 2011.

Amortization of Deferred Costs. Amortization of deferred costs was $1.5 million during the six months ended June 30, 2012 as compared to $3.5 million for the same period in 2011, a decrease of $2.0 million, or 57%. Lender protection insurance related costs accounted for $1.2 and $2.8 million of total amortization of deferred costs during the six months ended June 30, 2012 and 2011, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010. 24 loans with lender protection insurance were outstanding at June 30, 2012. Only $332,000 of lender protection insurance related costs remains to be amortized.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were $7.2 million for the six months ended June 30, 2012 compared to $5.2 million for the six months ended June 30, 2011, an increase of $2.0 million or 38%. This is due primarily to increases in legal expense of $853,000 and personnel costs of $635,000.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Structured settlements Income
Realized gain on sale of structured settlements	$3,134	$2,049	$5,609	$3,217
Interest income	110	175	171	175
Unrealized change in fair value of structured settlements	569	375	1,178	1,217
Other income	155	100	253	145

	3,968	2,699	7,211	4,754

Direct segment expenses
Personnel costs	2,436	1,822	4,590	3,585
Marketing	1,286	1,161	3,447	2,415
Legal fees	554	857	1,144	1,348
Professional fees	499	351	912	731
Insurance	274	84	486	149
Other selling, general and administrative expenses	475	59	1,034	106

	5,524	4,334	11,613	8,334

Segment operating loss	$(1,556)	$(1,635)	$(4,402)	$(3,580)

The following table highlights certain selected operating data in our structured settlements segment for the periods indicated (dollars in thousands):

	For the Three Months Ended June		For the Six Months Ended June
	2012	2011	2012	2011
Period Originations:
Number of transactions	262	245	503	407
Number of transactions from repeat customers	99	92	169	140
Weighted average purchase discount rate	18.8%	18.3%	18.8%	18.3%
Face value of undiscounted future payments purchased	$34,951	$25,180	$65,380	$41,716
Amount paid for settlements purchased	$6,263	$5,438	$11,915	$8,651
Marketing costs	$1,286	$1,201	$3,447	$2,459
Selling, general and administrative (excluding marketing costs)	$4,238	$3,133	$8,166	$5,875
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$133	$103	$130	$102
Amount paid for settlement purchased	$24	$22	$24	$21
Time from funding to maturity (months)	146	148	151	154
Marketing cost per transaction	$5	$5	$7	$6
Segment selling, general and administrative (excluding marketing costs) per transaction	$16	$13	$16	$14
Period Sales:
Number of transactions originated and sold	265	199	440	408
Realized gain on sale of structured settlements	$3,134	$2,049	$5,609	$3,217
Average sale discount rate	10.8%	11.6%	10.7%	10.1%
End of Period Portfolio:
Number of transactions on balance sheet	129	124	129	124

Structured Settlements

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Income

Interest Income. Interest income, comprised solely of accretion on the structured settlements assets held on balance sheet prior to their sale, was $110,000 for three months ended June 30, 2012 compared to $175,000 for the three months ended June 30, 2011, a decrease of $65,000.

Realized Gain on Sale of Structured Settlements. Realized gain on sale of structured settlements was $3.1 million for the three months ended June 30, 2012 compared to $2.0 million for the three months ended June 30, 2011, an increase of $1.1 million or 55%. During the three months ended June 30, 2012, we sold 265 structured settlements for a gain of $3.1 million compared to 199 for a gain of $2.0 million for the three months ended June 30, 2011. Of the 265 structured settlements sold, 203 were originated during the period, and 62 were originated and marked to market during the first quarter of 2012. See Note 10 to the accompanying consolidated and combined financial statements.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of structured settlement receivables was $569,000 for the three months ended June 30, 2012 compared to $375,000 for the same period in 2011. At June 30, 2012, we had 129 structured receivables on our balance sheet compared with 124 structured settlement receivables on our balance sheet as of June 30, 2011. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.5 million for the three months ended June 30, 2012 compared to $4.3 million the three months ended June 30, 2011, an increase of $1.2 million or 28%. The increase is due primarily to increases in variable personnel costs of $614,000, professional fees of $148,000 and marketing costs of $125,000 driven by increases in structured settlement originations.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Income

Interest Income. Interest income, comprised solely of accretion on the structured settlements assets held on balance sheet prior to their sale was $171,000 for six months ended June 30, 2012 compared to $175,000 for the six months ended June 30, 2011, a decrease of $4,000. Interest income is accretion on the structured settlements assets held on balance sheet during the period.

Realized Gain on Sale of Structured Settlements. Realized gain on sale of structured settlements was $5.6 million for the six months ended June 30, 2012 compared to $3.2 million for the six months ended June 30, 2011, an increase of $2.4 million or 75%. During the six months ended June 30, 2012, we sold 728 structured settlements for a gain of $5.6 million compared to 219 with a gain of $3.3 million for the six months ended June 30, 2011. Of the 728 structured settlements sold, 440 were originated during the period, and 288 were originated during the fourth quarter of 2011 and held on balance sheet pending the resumption of funding under the Company’s credit facilities. See Note 10 to the accompanying consolidated and combined financial statements.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of structured settlement receivables was $1.2 million for the six months ended June 30, 2012 compared to $1.2 million for the same period in 2011. At June 30, 2012 we had 129 structured receivables on our balance sheet compared with 124 structured settlement receivables on our balance sheet as of June 30, 2011. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.6 million for the six months ended June 30, 2012 compared to $8.3 million for the six months ended June 30, 2011, an increase $3.3 million or 40%. The increase is due primarily to increases in variable personnel costs of $1.0 million, marketing costs of $1.0 million, other selling, general and administrative expenses of $928,000, D&O insurance premiums of $337,000 and professional fees of $181,000.

Liquidity and Capital Resources

We anticipate that our liquidity needs for the remainder of 2012 and for 2013 will be in excess of the amounts previously budgeted by the Company as a result of costs associated with the USAO and SEC Investigations and related shareholder litigation. The Company has expended considerable resources resolving the USAO Investigation, as well as responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of June 30, 2012, the Company’s cumulative legal and related fees in respect of these matters were $17.0 million, including $4.6 million incurred during the quarter ending June 30, 2012.

We believe we will continue to spend significant amounts on legal matters related to the USAO Investigation, the SEC investigation, shareholder litigation and other potential claims over the next year, and possibly beyond. These costs in the aggregate are likely to exceed the limits of our insurance coverage for such matters, which coverage is currently being contested by our primary D&O carrier. We expect to meet our liquidity needs for the next year primarily through our cash resources and, to a lesser extent, through cash flows from sales and financings of structured settlements. We continue to significantly reduce our purchases of life settlements in an effort to conserve capital and may also seek additional debt or equity financing and/or opportunistically sell certain life insurance policies in our portfolio from time to time. In connection with the Non-Prosecution Agreement, we have ceased originating new premium finance loans. We expect debt maturities to be covered by cash receipts from LPIC claims as discussed further below, and we do not currently have any material planned capital expenditures.

We estimate that we will need to pay $13.4 million in premiums to keep our current portfolio of life insurance policies in force through 2012 and an additional $26.5 million to keep the portfolio in force through 2013. As of June 30, 2012, we had approximately $51.2 million of cash, cash equivalents, and marketable securities including $1.0 million of restricted cash. As of September 30, 2012, we had approximately $40.6 million of cash and cash equivalents, and marketable securities, including $1.1 million of restricted cash. Additionally, we have not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). We expect the lack of mortalities of insureds to continue at least through 2012. We have sufficient cash and cash equivalents to pay the premiums necessary to keep the life insurance policies that we own in force and our operating expenses through at least 2012 although we will need to proactively manage our cash in advance of any liquidity shortfall. Based on our current internal forecast, we do not anticipate a liquidity shortfall prior to the second quarter of 2013. However, if we do not begin to experience mortalities and collect the related death benefits in a timely manner prior to that time, we will likely need to seek additional capital to pay the premiums, by means of debt or equity financing or the sale of some of the policies that we own. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies, and/or, under certain scenarios, lapse or sell certain of our policies or some combination of the above. The lapsing of policies, if any, would create losses as the assets would be written down to zero.

Financing Arrangements Summary

We had the following debt outstanding as of June 30, 2012, which relates to our credit facility previously used to fund life finance loans (in thousands):

	Weighted	Principal	Principal and Interest Payable
Credit Facility	Average Interest Rate	and Interest Outstanding at 6/30/2012	Six Months Ending 12/31/2012	Year Ending 12/31/2013
Cedar Lane	15.6%	5,327	5,223	104
Weighted average interest rate		15.6%	15.6%	15.6%

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

During the third quarter ended 2011, the Company suspended financing under this agreement, but resumed financing on January 12, 2012 pursuant to an acknowledgement that provided for WSF to make a $258,000 payment in respect of the transfer of the ownership of certain lock-box accounts associated with the facility. As of June 30, 2012, the Company had available commitments under this facility of $11.8 million. We also have other parties to whom we have sold non-life contingent structured settlement assets and to whom we believe we can sell such assets in the future.

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

Premium Finance Loan Maturities

The following table summarizes the maturities of our life finance loans outstanding as of June 30, 2012 (dollars in thousands):

	Principal and Interest Payable
	Total at	Year Ending	Year Ending
	6/30/2012	12/31/2012	12/31/2013
Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$19,367	$13,459	$5,908
Weighted average per annum interest rate	13.0%	11.9%	13.8%
Per annum origination fee as a percentage of the principal balance of the loan at origination	18.1%	19.3%	12.2%

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(20,700)	$(22,886)
Investing activities	29,225	(134,198)
Financing activities	(15,161)	161,527

(Decrease) increase in cash and cash equivalents	$(6,636)	$4,443

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was $20.7 million, a decrease of $2.2 million from $22.9 million of cash used in operating activities during the six months ended June 30, 2011. This decrease was mainly due to a reduction in income tax liability of $9.2 million which resulted from the post conversion earnings and interest payable of $2.2 million as a result of paying down loans outstanding. These were offset by increased structured settlements receivable of $11.0 million, prepaid expenses and other assets of $1.3 million which is mainly associated with insurance for Directors and Officers overage and deposits of $797,000.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012 was $29.2 million, an increase of $163.4 million from $134.2 million of cash used in investing activities for the six months ended June 30, 2011. The increase was primarily due to $51.7 million increase in proceeds from the sale and repayment of investment securities available-for-sale, $15.9 million decrease in originations of loans receivable, $5.5 million increase in cash proceeds from loan payoffs and lender protection insurance claims received in advance and $5.6 million increase in proceeds from sale of life settlement. These were offset by $77.5 million decrease in purchases of investment securities available-for-sale, $10.2 million increase in premiums paid on investments in life settlements and $24.2 million decrease in purchases of life insurance policies.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was $15.2 million, a decrease of $176.7 million from $161.5 million of cash provided by investing activities for the six months ended June 30, 2011. The decrease was primarily due to a decrease of $174.2 million in proceeds from our initial public offering, net of offering costs, to a decrease of $2.8 million in payment of financing fees, $3.2 million decrease in cash used in the repayment of borrowings under credit facilities, $2.6 million decrease in borrowings from affiliates and a $229,000 decrease in borrowings under credit facilities.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2012 (in thousands):

Contractual Obligations

		Due in Less	Due
	Total	than 1 Year	1-3 Years
Credit facilities(1)	$4,116	$4,116	$—
Expected interest payments(2)	1,211	1,211	—
Operating leases	1,286	551	735
Estimated tax payments for uncertain tax positions	3,481	—	3,481

Total	$10,094	$5,878	$4,216

(1)	Credit facilities consist of the principal outstanding related to the Cedar Lane facility that was previously used to fund life finance loans.
(2)	Expected interest payments are calculated based on outstanding balances of our credit facilities as of June 30, 2012 and assumes repayment of principal and interest at the maturity date of the related life finance loan, which may be prior to the final maturity of the credit facility.

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

Subrogation Rights, Net

As described above in “—Critical Accounting Policies—Gain on Maturities of Life Settlements with Subrogation Rights, Net,” the Company considers policies that it acquired as a result of borrower default as contingent assets and does not include those policies in the amount of life settlement policies on its consolidated and combined balance sheet. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011.

The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized the collection of the $3.5 million death benefit net of subrogation expenses of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In the second quarter of 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, in respect of the larger policy and reported a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the second quarter of 2012. The Company believes these contingent gains to be unpredictable because the lender protection insurer can discontinue paying the premiums necessary to keep policies subject to subrogation and salvage claims in force at any time and the amount of the lender protection insurer’s subrogation and salvage claim on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011 or the second quarter of 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk.

Credit Risk

In our life finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that have a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At June 30, 2012, all of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “A+” to “BBB-”) by Standard & Poor’s, and we owned 7 policies issued by a carrier rated below investment grade.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	June 30,
	2012	2011
Percentage of total number of loans outstanding with lender protection insurance	45.3%	74.6%
Percentage of total loans receivable, net balance covered by lender protection insurance	43.3%	69.5%

For the loans that had lender protection insurance and that matured during the six months ended June 30, 2012 and 2011, the lender protection insurance claims paid to us were 85.7% and 95.7%, respectively, of the contractual amount of the insured loans.

Our premium finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit of the collateral and 10% of outstanding loan balance as of June 30, 2012:

	Percentage of	Percentage of
	Total Outstanding	Total Death	Moody’s	S&P
Carrier	Loan Balance	Benefit	Rating	Rating
Lincoln National Life Insurance Company	20.7%	13.0%	A2	AA-
AXA Equitable Life Insurance Company	16.3%	26.5%	Aa3	AA-
ReliaStar Life Insurance Company	14.2%	19.0%	A3	A-

As of June 30, 2012, our lender protection insurer, Lexington, had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of June 30, 2012:

	Percentage of	Percentage of
	Total Fair	Total Death	Moody’s	S&P
Carrier	Value	Benefit	Rating	Rating
Lincoln National Life Insurance Company	17.2%	15.0%	A2	AA-
AXA Equitable Life Insurance Company	14.5%	14.5%	Aa3	AA-

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

As of June 30, 2012, we owned investments in life settlements (life insurance policies) in the amount of $110.6 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements (life insurance policies), including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements (life insurance policies) due to normal changes in interest rates as a material risk.

In our structured settlements segment, our profitability is affected by levels of and fluctuations in interest rates. Such profitability is largely determined by the difference, or “spread,” between the discount rate at which we purchase the structured settlements and the discount rate at which we can resell these assets or the interest rate at which we can finance those assets. Structured settlements are purchased at effective yields, which are fixed, while rates at which structured settlements are sold, with the exception of forward purchase arrangements, are generally a function of the prevailing market rates for short-term borrowings. As a result, increases in prevailing market interest rates after structured settlements are acquired could have an adverse effect on our yield on structured settlement transactions. Currently, we do not view this risk to be material because nearly all of our structured settlements acquired are sold into forward purchase arrangements.

Risks Associated with Investments Securities Available for Sale

Imperial purchases fixed income securities and U.S. treasuries to provide consistent investment income, may or may not preserve capital unless held to maturity and provide liquidity to fund expected premium payments. Changes in market interest rates associated with Imperial’s investment securities could have a material adverse effect on Imperial’s carrying value of its securities. Temporary changes in the carrying value of securities classified as available for sale are reflected, net of taxes, as a component of stockholders’ equity, while other-than-temporary impairment charges, if any, are recorded in earnings.

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

As previously disclosed on a Form 12b-25 filed on August 13, 2012, the Company has been delayed in filing this Form 10-Q for the quarter ended June 30, 2012 because it was unable to value the premium finance loans on its balance sheet and certain life insurance policies that it owns in light of the USAO Investigation. The Company’s management believes that the failure to timely file the required reports stems from the challenge of establishing an appropriate discount rate with which to value the Company’s Level 3 assets in light of the substantial uncertainty generated by the USAO Investigation and related matters, rather than from ineffective disclosure controls and procedures. The Company’s chief executive officer and chief financial officer considered the failure to timely file the Forms 10-Q when assessing the effectiveness of the Company’s disclosure controls and procedure. Because the delay was not a result of a deficiency in the Company’s disclosure controls and procedures and no material weaknesses in internal controls over financial reporting were reported, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective notwithstanding the delayed filings.

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

On April 30, 2012, the Company entered into the Non-Prosecution Agreement with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed, among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of June 30, 2012, the Company had 13 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

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

On February 24, 2012, the four putative class actions were consolidated and designated: Fuller v. Imperial Holdings et al. in the United States District Court for the Southern District of Florida, and lead plaintiffs were appointed. The lead plaintiffs have until January 9, 2013 to file an amended complaint.

In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation.

The parties have been engaged in ongoing mediation; they met most recently on September 7, 2012 and have continued to communicate through the mediator since that time.

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

The parties have been engaged in ongoing mediation; they met most recently on September 7, 2012 and have continued to communicate through the mediator since that time.

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

Counsel for Mr. Rothenberg has been engaged in ongoing mediation with the Company. Counsel for Mr. Rothenberg most recently attended a mediation session with the Company on September 7, 2012 and the parties, along with counsel for Mr. Andrzejczyk, have continued to communicate through the mediator since that time.

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

Date: November 13, 2012

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