Form 10-Q
period 2012-09-30
Imperial Holdings, Inc.
filed 2013-01-16
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of January 15, 2013, the Registrant had 21,206,121 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our results of operations;

•	continuing costs associated with the USAO investigation, SEC investigation, derivative actions, the class action lawsuits and similar matters;

•	adverse developments, including financial ones, associated with the USAO investigation, SEC investigation, derivative actions or class action lawsuits or similar matters;

•	our inability to obtain financing on favorable terms or at all;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	obligations that may be undertaken by the Company to settle derivative actions or class action lawsuits;

•	loss of business due to negative press from the USAO investigation, SEC investigation, Non-Prosecution Agreement, class action lawsuits or otherwise;

•	costs in excess of our directors’ & officers’ insurance coverage;

•	refusal by our directors’ and officers’ insurance carriers to reimburse us for claims submitted;

•	loss of revenue associated with the termination of our premium finance business;

•	further adjustments to the discount rates used to value the life insurance policies that we own;

•	inaccurate estimates regarding the likelihood and magnitude of early death benefits related to life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes to actuarial life expectancy tables;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increased carrier challenges to the validity of our life insurance policies;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	the effect on our financial condition of any lapse of life insurance policies;

•	deterioration of the market for life insurance policies and life settlements;

•	our inability to re-sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments associated with uncooperative co-trustees;

•	loss of the services of any of our executive officers;

•	adverse court decisions interpreting insurable interest or the obligation of a life insurance carrier to return premiums upon a successful rescission or contest;

•	our inability to continue to grow our businesses;

•	changes in laws and regulations applicable to premium finance transactions, life settlements or structured settlements;

•	increased competition for the acquisition of structured settlements;

•	adverse developments in capital markets;

•	disruption of our information technology systems;

•	our failure to maintain the security of personally identifiable information pertaining to our customers and counterparties;

•	regulation of life settlement transactions as securities;

•	our limited operating experience;

•	refusal by our lender protection insurer to pay claims;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies serving as collateral for our premium finance loans;

•	increases in premiums on life insurance policies that we own or finance;

•	changes in current tax law regarding the treatment of structured settlements;

•	our ability to grow our database of structured settlement holders;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors.

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. See “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on October 5, 2012. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Form 10-Q to “Imperial,” “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$16,455	$16,255
Restricted cash	1,148	691
Certificate of deposit - restricted	—	891
Investment securities available for sale, at estimated fair value	24,173	57,242
Deferred costs, net	123	1,874
Prepaid expenses and other assets	14,634	3,277
Deposits - other	2,078	761
Interest receivable, net	1,356	5,758
Loans receivable, net	5,394	29,376
Structured settlement receivables at estimated fair value, net	2,496	12,376
Structured settlement receivables at cost, net	1,783	1,553
Investment in life settlements, at estimated fair value	102,328	90,917
Fixed assets, net	289	585
Other receivable	2,062	1,043

Total assets	$174,319	$222,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$11,237	$16,336
Other liabilities	24,993	4,279
Interest payable	358	5,505
Notes payable	1,222	19,277
Income taxes payable	6,295	6,295

Total liabilities	44,105	51,692
Commitments and contingencies (Note 16)
Stockholders’ Equity
Common stock (par value $0.01 per share 80,000,000 and 80,000,000 authorized; 21,206,121 and 21,202,614 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	212	212
Additional paid-in-capital	237,960	237,755
Accumulated other comprehensive (loss)	7	(66)
Accumulated deficit	(107,965)	(66,994)

Total stockholders’ equity	130,214	170,907

Total liabilities and stockholders’ equity	$174,319	$222,599

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Income
Agency fee income	$—	$937	$—	$6,564
Interest income	252	2,289	1,856	7,031
Interest and dividends on investment securities available for sale	72	247	332	441
Origination fee income	45	1,753	483	5,858
Realized gain on sale of structured settlements	2,187	2,240	7,796	5,457
Realized gain on sale of life settlements	—	—	291	5
Gain on forgiveness of debt	—	198	—	4,880
Unrealized change in fair value of life settlements	(17,530)	(14,074)	(8,401)	14,811
Unrealized change in fair value of structured settlements	409	928	1,587	2,145
Servicing fee income	271	376	955	1,447
Gain on maturities of life settlements with subrogation rights, net	—	3,188	6,090	3,188
Other income	123	155	989	481

Total income	(14,171)	(1,763)	11,978	52,308
Expenses
Interest expense	141	1,660	1,219	7,431
Provision for losses on loans receivable	—	3,583	441	3,712
(Gain) loss on loan payoffs and settlements, net	(139)	261	14	3,927
Loss on life settlement write off	140	—	140	—
Amortization of deferred costs	254	1,409	1,751	4,913
Personnel costs	3,595	4,836	12,317	14,158
Marketing costs	1,034	1,754	4,481	4,185
Legal fees	9,328	1,821	22,918	4,187
Professional fees	1,559	1,452	5,272	4,238
Insurance	626	186	1,712	548
Other selling, general and administrative expenses	771	1,652	2,730	4,173

Total expenses	17,309	18,614	52,995	51,472

(Loss) income before income taxes	(31,480)	(20,377)	(41,017)	836
(Benefit) provision for income taxes	(5)	(7,827)	(46)	1,352

Net loss	$(31,475)	$(12,550)	$(40,971)	$(516)

Loss per share:
Basic	$(1.48)	$(0.59)	$(1.93)	$(0.03)

Diluted	$(1.48)	$(0.59)	$(1.93)	$(0.03)

Weighted average shares outstanding:
Basic	21,206,121	21,202,614	21,205,622	18,728,435

Diluted	21,206,121	21,202,614	21,205,622	18,728,435

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net loss	$(31,475)	$(12,550)	$(40,971)	$(516)
Other comprehensive loss, net of tax:
Unrealized gains (loss) on investment securities available for sale	9	(44)	73	(44)

Comprehensive loss	$(31,466)	$(12,594)	$(40,898)	$(560)

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2012

			Additional	Retained Earnings	Accumulated Other
	Common Stock		Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2011	21,202,614	$212	$237,755	$(66,994)	$(66)	$170,907
Comprehensive loss	—	—	—	(40,971)	73	(40,898)
Stock-based compensation	—	—	205	—	—	205
Restricted stock issued	3,507		—	—	—	—

Balance, September 30, 2012	21,206,121	$212	$237,960	$(107,965)	$7	$130,214

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net loss	$(40,971)	$(516)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization	325	457
Amoritzation of premiums and accretion of discounts on available for sale securities	845	823
Provision for doubtful accounts	—	575
Provision for losses on loans receivable	441	3,712
Stock-based compensation	205	1,464
Loss on loan payoffs and settlements, net	14	3,927
Loss on write-off of life settlment	140	—
Origination fee income	(483)	(5,858)
Unrealized change in fair value of life settlements	8,401	(14,811)
Unrealized change in fair value of structured settlements	(1,587)	(2,145)
Gain on forgiveness of debt	—	(4,880)
Interest income on loans	(1,856)	(7,031)
Amortization of deferred costs	1,751	4,913
Accretion of discount on debenture payable	—	233
Gain on sale of life settlements	(291)	(5)
Gain on sale and prepayment of investment securities available for sale	(80)	(51)
Change in assets and liabilities:
Certificate of deposit—restricted	895	(125)
Deposits—other	(1,317)	(61)
Restricted cash	(457)	—
Agency fees receivable	—	165
Structured settlement receivables	11,481	(354)
Prepaid expenses and other assets	(11,302)	(2,205)
Deferred costs	—	2,755
Other receivables	(1,022)	—
Accounts payable and accrued expenses	(5,100)	(599)
Other liabilities	20,715	(6,299)
Interest receiavble	221	(558)
Income tax liability	—	1,352
Deferred income taxes	(46)	—
Interest payable	(5,147)	(4,183)

Net cash used in operating activities	(24,225)	(29,305)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(21)	(265)
Purchase of investment securities available for sale	(35,492)	(121,818)
Proceeds from sale and prepayments of investment securities available for sale	67,915	44,700
Premiums paid on investments in life settlements	(20,106)	(9,863)
Deposits on purchases of life settlements (life insurance policies)	—	(965)
Purchases of investments in life settlements	(130)	(48,057)
Proceeds from sale of investments in life settlements	5,626	—
Proceeds from loan payoffs	24,687	39,166
Originations of loans receivable	—	(18,711)

Net cash provided by (used in) investing activities	42,479	(115,813)

Cash flows from financing activities
Proceeds from initial public offering	—	174,233
Repayment of borrowings under credit facilities	(18,054)	(27,378)
Borrowings under credit facilities	—	234
Borrowings from affiliates	—	2,645

Net cash (used in) provided by financing activities	(18,054)	149,734

Net increase in cash and cash equivalents	200	4,616
Cash and cash equivalents, at beginning of the period	16,255	14,224

Cash and cash equivalents, at end of the period	$16,455	$18,840

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$6,353	$11,314

Supplemental disclosures of non-cash financing activities:
Conversion of debt to common stock	$—	$35,158

Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	$5,050	$2,098

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

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

On February 17, 2012, the Company received a subpoena issued by the staff of the U.S. Securities and Exchange Commission (the “SEC”) seeking documents from 2007 through the present, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of the subpoena or what impact, if any, the cost of responding to the subpoena might have on the Company’s financial position, results of operations, or cash flows. The Company has not established any provision for losses in respect of this matter or in respect of the class action lawsuits and derivative actions related to the USAO Investigation. See Notes 16 and 18 for more information regarding these matters.

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of September 30, 2012, the Company had 12 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

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

The unaudited consolidated and combined financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Change in Accounting Estimate

The Company has elected to account for the life settlement policies it acquired using the fair value method. The fair value of life settlement policies is determined on a discounted cash flow basis, incorporating current life expectancy, expected premiums and discount rate assumptions (see Note 12). During the first quarter of 2011, the Company made revisions to the application of its valuation technique and assumptions used to measure fair value of the life settlement policies it acquired. The Company accounted for this change in accounting estimate prospectively in accordance with ASC 250-10-45-17, Change in Accounting Estimate, resulting in recognition of a pretax gain of $3.0 million recorded in unrealized change in fair value of life settlements in the accompanying consolidated and combined statement of operations for the nine months ended September 30, 2011.

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

As discussed above, the Company uses a discounted cash flow model to calculate the fair value of its life insurance policy portfolio. That model is based on three principal factors: life expectancy, expected premiums and the discount rate. As discussed in Note 12, the Company began receiving updated life expectancy reports on the insureds represented in the Company’s portfolio of life insurance policies. As a result, the calculation of the life expectancy and discount rate inputs have changed. While the Company is endeavoring to obtain updated life expectancy reports for all of its policies, at September 30, 2012, the Company had only received updated life expectancies for 64 of the 212 policies in its portfolio. Since September 30, 2012, however, the Company received additional updated life expectancies on 79 more policies. All updated reports that were obtained have been blended and inputted in the Company’s fair value model at September 30, 2012, which drove a decline of $30.3 million in the fair market value of the Company’s portfolio of life insurance policies. This decline was partially offset by premium payments, accretion due to the passage of time, and other changes to the Company’s fair value model, which resulted in a net unrealized change in fair value of approximately $17.5 million during the quarter ended September 30, 2012. See Note 18 – Subsequent Event

(3) Recent Accounting Pronouncements

There are no recent accounting pronouncements issued by the Financial Accounting Standards Board (FAS) (including its Emerging Issues Task Force), and the SEC that are believed to have a material impact on the Company’s present or future financial statements.

(4) Earnings Per Share

As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2011 to determine earnings per share for the nine months ended September 30, 2011.

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

The following tables reconcile actual basic and diluted earnings per share for the three months and nine months ended September 30, 2012 and 2011 (in thousands except share and per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Basic (loss) earnings per share:
Numerator:
Net loss available to common stockholders	$(31,475)	$(12,550)	$(40,971)	$(516)

Denominator:
Weighted average common shares outstanding	21,206,121	21,202,614	21,205,622	18,728,435

Basic loss per share	$(1.48)	$(0.59)	$(1.93)	$(0.03)

Diluted earnings per share:
Numerator:
Net loss available to common stockholders	$(31,475)	$(12,550)	$(40,971)	$(516)

Denominator:

Diluted weighted average shares outstanding	21,206,121	21,202,614	21,205,622	18,728,435

Diluted loss per share(1)(2)	$(1.48)	$(0.59)	$(1.93)	$(0.03)

(1)	The computation of diluted EPS did not include 665,956 options and 4,240,521 warrants for the three months and nine months ended September 30, 2011, as the effect of their inclusion would have been anti-dilutive.
(2)	The computation of diluted EPS did not include 488,499 options and 4,240,521 warrants for the three months and nine months ended September 30, 2012, as the effect of their inclusion would have been anti-dilutive.

Pro Forma Earnings Per Share

The pro forma earnings per share for the nine months ended September 30, 2011, gives effect to (i) the consummation of the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units (including all accrued, but unpaid dividends thereon) and all principal and accrued interest outstanding under our promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of our common stock; (ii) the issuance of 27,000 shares of common stock to two of our employees pursuant to the terms of each of their respective phantom stock agreements; and (iii) the issuance and conversion of a $30.0 million debenture into 1,272,727 shares of our common stock as if these events had been completed by January 2011.

Unaudited pro forma net income attributable to common stockholders per share is computed using the weighted-average number of common shares outstanding, including the pro forma effect of (i) to (iii) above, as if such conversion occurred at January 1, 2011. The pro forma net loss reflects a reduction of interest expense of $178,000, net of tax for the nine months ended September 30, 2011 due to the conversion of a promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our public offering.

The following tables reconcile pro forma basic and diluted earnings per share for the nine months ended September 30, 2011 (in thousands except share and per share data).

For the Nine Months
Ended September 30,
2011
Basic earnings (loss) per share:
Numerator:
Net loss available to common stockholders(1)(3)	$(338)

Denominator:
Weighted average common shares outstanding	18,728,435

Basic loss per share	$(0.02)

Diluted earnings per share:
Numerator:
Net loss available to common stockholders(1)(3)	$(338)

Denominator:

Diluted weighted average shares outstanding	18,728,435

Diluted loss per share(2)	$(0.02)

(1)	Reflects a reduction of interest expense of $178,000, net of tax for the nine months ended September 30, 2011 due to the conversion of our promissory note in favor of IMPEX Enterprises, Ltd. into shares of our common stock, which occurred prior to the closing of our initial public offering, and the conversion of our promissory note in favor of Branch Office of Skarbonka Sp. z o.o into a $30.0 million debenture, and the conversion of that $30.0 million debenture into shares of our common stock, which occurred immediately prior to the closing of our initial public offering.
(2)	The computation of diluted EPS did not include 665,956 options and 4,240,521 warrants for the nine months ended September 30, 2011, as the effect of their inclusion would have been anti-dilutive.
(3)	For the pro forma period for the nine months ended September 30, 2011, the results of the Company being treated for the pro forma presentation as a “C” corporation resulted in no impact to the consolidated and combined balance sheet or statement of operations. The primary reasons for this are that the losses produce no current benefit and any net operating losses generated and other deferred assets (net of liabilities) at that time would have been fully reserved due to historical operating losses. The Company, therefore, has not recorded any pro forma tax provision.

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

The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expenses of $312,000 in its consolidated and combined statement of operations for the nine months ended September 30, 2011. In the second quarter of 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses of $910,000, and has reported a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the nine months ended September 30, 2012 as all contingencies were resolved.

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

(6) Investment Securities Available for Sale

The amortized cost and estimated fair values of securities available for sale at September 30, 2012 are as follows (in thousands):

	September 30, 2012
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
Description of Securities	Cost	Gains	Losses	Fair Value
Corporate bonds	$19,118	39	$(89)	$19,068
Government bonds	4,690	100	—	4,790
Other bonds	312	3	—	315

Total available for sale securities	$24,120	$142	$(89)	$24,173

The amortized cost and estimated fair values of securities available for sale at December 31, 2011 are as follows (in thousands):

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$41,697	$32	$(127)	$41,602
Government bonds	14,789	39	(9)	14,819
Other bonds	821	—	—	821

Total available for sale securities	$57,307	$71	$(136)	$57,242

The scheduled maturities of securities (in thousands) at September 30 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,628	$14,655
Due after one year but less than five years	4,802	4,728
Due after five years but less than ten years	4,690	4,790

Total available for sale securities	$24,120	$24,173

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

Information pertaining to securities with gross unrealized losses (in thousands) at September 30, 2012, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows:

	September 30, 2012
	Less than 12 Months	12 Months or More			Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	7,041	(89)	—	—	7,041	(89)

Total available for sale securities	$7,041	$(89)	$—	$—	$7,041	$(89)

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

Proceeds from sale and prepayment of investment securities available for sale during the nine months ended September 30, 2012 amounted to approximately $67.9 million, resulting in gross realized gains of approximately $80,000.

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

None of the securities in unrealized loss positions at September 30, 2012 were determined to be other-than-temporarily impaired. The Company does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis, which may be at maturity. At September 30, 2012, 6 securities were in unrealized loss positions. The amount of unrealized losses related to all of these securities was considered insignificant, totaling approximately $89,000. None of these securities were in a continuous unrealized loss position for 12 months or longer. No further analysis with respect to these securities was considered necessary.

(7) Loans Receivable

A summary of loans receivables at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Loan principal balance	$7,673	$31,264
Loan origination fees, net	1,751	8,307
Loan impairment valuation	(4,030)	(10,195)

Loans receivable, net	$5,394	$29,376

The Company also had interest receivable, net which consisted of approximately $1.1 million and $5.3 million in accrued and unpaid interest at September 30, 2012 and December 31, 2011, respectively and a related impairment valuation of approximately $1.1 million and $1.9 million, respectively.

An analysis of the changes in loans receivable principal balance during the three months and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Loan principal balance, beginning	$12,935	$51,092	$31,264	$76,939
Loan originations	—	2,549	—	18,385
Subsequent year premiums paid, net of reimbursement	—	34	—	326
Loan write-offs	—	(662)	—	(2,950)
Loan payoffs	(2,712)	(8,809)	(16,037)	(47,867)
Loans transferred to investments in life settlements	(2,550)	(1,012)	(7,554)	(1,641)

Loan principal balance, ending	$7,673	$43,192	$7,673	$43,192

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

An analysis of the loan impairment valuation for the three months ended September 30, 2012 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total
Balance at beginning of period	$5,517	$1,309	$6,826
Charge-offs	(1,487)	(252)	(1,739)

Balance at end of period	$4,030	$1,057	$5,087

An analysis of the loan impairment valuation for the three months ended September 30, 2011 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total
Balance at beginning of period	$5,201	$1,189	$6,390
Provision for loan losses	3,264	319	3,583
Charge-offs	(963)	(118)	(1,081)

Balance at end of period	$7,502	$1,390	$8,892

An analysis of the loan impairment valuation for the nine months ended September 30, 2012 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total
Balance at beginning of period	10,195	1,920	12,115
Provision for loan losses	360	81	441
Charge-offs	(6,525)	(944)	(7,469)

Balance at end of period	$4,030	$1,057	$5,087

An analysis of the loan impairment valuation for the nine months ended September 30, 2011 is as follows (in thousands):

	Loans	Interest
	Receivable	Receivable	Total
Balance at beginning of period	7,176	1,340	8,516
Provision for loan losses	3,337	375	3,712
Charge-offs	(3,011)	(325)	(3,336)

Balance at end of period	$7,502	$1,390	$8,892

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the nine months ended September 30, 2012 is as follows (in thousands):

	Uninsured	Insured
	Loans	Loans	Total
Loan impairment valuation
Balance at beginning of period	7,103	3,092	10,195
Provision for losses	$—	$360	$360
Charge-offs	(3,687)	(2,838)	(6,525)

Ending balance	$3,416	$614	$4,030

Ending balance: individually evaluated for impairment	$3,416	$614	$4,030

All loans were individually evaluated for impairment as of September 30, 2012. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality.

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the nine months ended September 30, 2011 is as follows (in thousands):

	Uninsured	Insured
	Loans	Loans	Total
Loan impairment valuation
Balance at beginning of period	$869	$6,307	$7,176
Provision for loan losses	3,318	19	3,337
Charge-offs	(407)	(2,604)	(3,011)

Ending balance	$3,780	$3,722	$7,502

Ending balance: individually evaluated for impairment	$3,780	$3,722	$7,502

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

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at September 30, 2012 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	694	11.39%	—	0.00%
AA	—	0.00%	—	0.00%
AA-	3,550	58.25%	696	44.10%
A+	1,242	20.38%	93	5.87%
A1	—	0.00%	—	0.00%
A	543	8.91%	101	6.40%
A-	65	1.07%	689	43.63%

Total	$6,094	100%	$1,579	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of September 30, 2012, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

An analysis of the credit ratings of life insurance carriers that issued life insurance policies that serve as our loan collateral by loan type at December 31, 2011 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	694	5.08%	222	1.26%
AA	—	0.00%	—	0.00%
AA-	6,558	48.05%	9,085	51.57%
A+	3,060	22.42%	1,287	7.31%
A1	—	0.00%	—	0.00%
A	3,336	24.44%	7,022	39.86%
A-	—	0.00%	—	0.00%

Total	$13,648	100%	$17,616	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of December 31, 2011, Lexington had a financial strength rating of “A” by Standard & Poor’s.

A summary of our investment in impaired loans at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Loan receivable, net	$5,063	$17,424
Interest receivable, net	1,068	6,799

Investment in impaired loans	$6,131	$24,223

An analysis of impaired loans with and without a related allowance at September 30, 2012 is presented in the following table by loan type (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	4,722	6,074	3,991	7,437	1,612
Insured Loans	1,409	1,374	1,097	7,740	513

Total Impaired Loans	$6,131	$7,448	$5,088	$15,177	$2,125

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

The amount of the investment in impaired loans that had an allowance as of September 30, 2012 and December 31, 2011 was $6.1 million and $24.2 million, respectively. The amount of the investment in impaired loans that did not have an allowance was $0 as of September 30, 2012 and December 31, 2011. The average aggregate investment in impaired loans during the periods ended September 30, 2012 and 2011 was approximately $15.2 million and $34.1 million, respectively. The interest recognized on the impaired loans was approximately $166,000 and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

An analysis of the unpaid principal balance of past due loans at September 30, 2012 is presented in the following table by loan type (in thousands):

			Greater Than
	30-59 Days	60-89 Days	90 Days	Total
	Past Due	Past Due	Past Due	Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	—	43	272	315

Total	$—	$43	$871	$914

An analysis of the unpaid principal balance of past due loans at December 31, 2011 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	1,570	—	—	1,570

Total	$1,570	$—	$599	$2,169

During the nine months ended September 30, 2012 and the year-ended December 31, 2011, the Company originated 0 and 58 loans receivable with a principal balance of approximately $0 and $18.3 million, respectively. Loan interest receivable at September 30, 2012 and December 31, 2011 was approximately $1.1 million and $5.3 million net of impairment of approximately $1.1 million, and $1.9 million, respectively. As of September 30, 2012, there were 31 loans with the average loan balance of approximately $233,000.

The allowance for interest receivable represents interest that is not expected to be collected. At the time the interest income was recognized and at the end of the reporting period in which the interest income was recognized, the interest income was believed to be collectible. The Company continually reassesses whether interest income is collectible in conjunction with its loan impairment analysis. The allowance for interest receivable represents interest that was determined to be uncollectible during a reporting period subsequent to the initial recognition of the interest income. As of September 30, 2012, the loan portfolio consisted of loans with original maturities of 2 to 4 years and variable interest rates at an average interest rate of 12.9%. During the nine months ended September 30, 2012 and 2011, 79 and 131 of our loans were paid off with proceeds of lender protection insurance totaling approximately $24.0 million and $26.3 million, respectively, of which approximately $15.6 million, and $16.8 million was for the principal of the loans and approximately $6.0 million and $4.3 million was for accrued interest, respectively, and accreted origination fees of approximately $6.6 million and $6.7 million, respectively. The Company had an impairment associated with these loans of approximately $4.6 million and $2.3 million, respectively. We recognized a loss of approximately $14,000 and a gain of approximately $736,000 on these transactions, respectively.

During the nine months ended September 30, 2012 and 2011, the Company wrote off 0 and 8 loans, respectively related to the Acorn facility. The principal amount written off was approximately $0 and $2.4 million with accrued interest of approximately $0 and $545,000, and origination receivable of approximately $0 and $381,000, respectively. The Company had an impairment associated with these loans of approximately $0 and $72,000, and incurred a loss on these loans of approximately $0 and $3.3 million, respectively.

(8) Origination Fees

A summary of the balance of origination fees that is included in loans receivable in the consolidated and combined balance sheet as of September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Loan origination fees gross	$2,127	$10,844
Un-accreted origination fees	(399)	(2,666)
Amortized loan origination costs	23	129

	$1,751	$8,307

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

(9) Stock-Based Compensation

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The Company recognized approximately $105,000 and $423,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended September 30, 2012 and 2011, respectively and $201,000 and $1.2 million during the nine months ended September 30, 2012 and 2011, respectively. The Company incurred additional stock-based compensation expense of approximately $290,000 related to the conversion of two phantom stock agreements it had with two employees into 27,000 shares of common stock in connection with its corporate conversion in the first quarter of 2011 and approximately $0 and $9,500 in stock-based compensation relating to restricted stock granted to its board of directors during the three months ended September 30, 2012 and 2011, respectively and $4,000 and $24,000 during the nine months ended September 30, 2012 and 2011, respectively. Prior to our initial public offering, the Company had no equity compensation plan.

Options

As of September 30, 2012, options to purchase 488,499 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $10.75 per share. All of the outstanding options expire seven years after the date of grant and were granted with a strike price at $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years.

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

There were no options granted in the nine months ended September 30, 2012.

The Company commenced its initial public offering of common stock in February 2011. Accordingly, there was no public market for the Company’s common stock prior to this date. Therefore, the Company identified comparable public entities and used the average volatility of those entities to reasonably estimate its expected volatility. The Company does not expect to pay dividends on its common stock for the foreseeable future. Expected term is the period of time over which the options granted are expected to remain outstanding and is based on the simplified method as outlined in the SEC Staff Accounting Bulletin 110. The Company will continue to estimate expected lives based on the simplified method until reliable historical data becomes available. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each of each option.

The following table presents the activity of the Company’s outstanding stock options of common stock for the nine-month period ended September 30, 2012:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	627,419	$10.75	6.11	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(138,920)	10.75	—	—
Options expired	—		—	—

Options outstanding, September 30, 2012	488,499	$10.75		$—

Exercisable at September 30, 2012	287,988	10.74	5.36	$—
Unvested at September 30, 2012	200,511	$10.75	5.36	$—

As of September 30, 2012, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

The remaining unamortized amounts of approximately $105,000, $336,000 and $21,000 will be expensed during 2012, 2013 and 2014, respectively.

Restricted Stock

3,507 shares of restricted stock granted to our directors under the Omnibus Plan subject to a one year vesting schedule commencing on the date of grant vested during the nine months ended September 30, 2012. The fair value of the vested restricted stock was valued at $38,016 based on the closing price of the Company’s shares on the grant date.

The following table presents the activity of the Company’s unvested restricted common shares for the nine-month period ended September 30, 2012:

Common Unvested Shares	Number of Shares
Outstanding December 31, 2011	3,507
Granted	—
Vested	(3,507)
Forfeited	—

Outstanding September 30, 2012	—

There were no restricted stock awards granted during the nine months ended September 30, 2012.

(10) Structured Settlements

The balances of the Company’s structured settlements are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Structured settlements — at cost	$1,783	$1,553
Structured settlements—at fair value	2,496	12,376

Structured settlements receivable, net	$4,279	$13,929

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

Certain financing arrangements for the Company’s structured settlements are described below:

Life-Contingent Structured Settlement Facility

On December 30, 2011, Washington Square Financial, LLC (“WSF”) entered into a forward purchase and sale agreement (“PSA”) to sell up to $40.0 million of life contingent structured settlement receivables to Compass Settlements LLC (“Compass”). Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $5.0 million, up to $40.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twenty-four months, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company has agreed to guaranty WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations.

For the nine months ended September 30, 2012, the Company recognized income from the sale of 311 structured settlement transactions under this facility generating income of approximately $1.8 million recorded as gain on sale of structured settlements in the attached financial statements. Of the 311 structured transactions, 107 were previously recorded at the market rate generating income of approximately $1.1 million and the change in value was recorded as an unrealized change in fair value on the financial statements presented for the year ended December 31, 2011 and 55 were previously recorded at the market rate generating income of approximately $565,000 with the change in value recorded as an unrealized change in fair value on the financial statements presented for the two quarters ended June 30, 2012.

The Company also realized income of approximately $147,000 that was recorded as an unrealized change in fair value during the three months ended September 30, 2012 on structured settlements that are intended for sale to Compass.

8.39% Fixed Rate Asset Backed Variable Funding Notes

Imperial Settlements Financing 2010, LLC (“ISF 2010”) was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide ISF 2010 liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder committed to advance ISF 2010 up to $50 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of September 30, 2012 and December 31, 2011, the balance of the notes outstanding on the special purpose financing entity’s books was $40.4 million and $20.6 million, respectively.

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of September 30, 2012 and December 31, 2011 were approximately $2.1 million and $1.0 million and are included in other receivable in the accompanying consolidated balance sheet.

During the nine months ended September 30, 2012 and 2011, the Company sold 500 and 485 non-life contingent, or term certain structured settlements, respectively, 181 and 12 of which were originated in 2011 and 2010, respectively. These sales generated income of approximately of $3.2 million and $129,000, respectively, which was recorded as an unrealized change in fair value of structured settlements in 2011 and 2010, respectively. The Company originated and sold 319 and 307 term certain structured settlement transactions under this facility generating income of approximately $4.2 million and $3.8 million, respectively, which was recorded as a realized gain on sale of structured settlements during the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, the Company also had three SPV’s that pledged 38 term certain structured settlement transactions under this facility generating income of approximately $32,000, which was recorded as an unrealized change in the fair value of structured settlements. The Company also realized income of approximately $548,000 and $582,000 that was recorded as an unrealized change in fair value during the nine months ended September 30, 2012 and 2011, respectively, on structured settlements that are intended for sale to ISF 2010. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust. In addition, the Company also purchased and sold 131 guaranteed structure transactions generating income of $64,000, which was recorded as a realized gain on sale of structured settlements.

When the transfer of the receivables occurs, the Company records the transaction as a sale and removes the asset from its balance sheet. In determining whether the Company is the primary beneficiary of the trust, the Company concluded that it does not control the servicing, which is the activity that most significantly impacts the trust performance. An independent third party is the master servicer and they can only be replaced by the control partner, which is the entity that holds the majority of the outstanding notes. The Company is a back-up servicer, which is not significant to the performance of ISF 2010.

Washington Square Financial 3rd Party Sales

For the nine months ended September 30, 2012, in addition to its intended sales to Compass and ISF 2010, the Company also sold 169 deals to unrelated parties for $2.5 million generating income of $1.8 million recorded as a gain on sale of structured settlements and $134,000 that was previously recorded as an unrealized change in fair value.

During the nine months ended September 30, 2012 and 2011, respectively, the Company recorded income of approximately $188,000 and $107,000, respectively, that was recorded as unrealized change in fair value on structured settlements that are intended for sale to other parties

Total income recognized through accretion of interest income on structured settlement transactions for the nine months ended September 30, 2012 and 2011, respectively, was approximately $243,000 and $318,000, respectively, recognized in interest income in the accompanying consolidated and combined statement of operations. The receivables at September 30, 2012 and December 31, 2011 were approximately $4.3 million and $13.9 million, respectively, net of a discount of approximately $11.1 million and $27.8 million, respectively.

The Company recognized a gain on the sale of approximately $223,000 through the collection of holdback funds during the nine months ended September 30, 2011. The holdback is equal to the aggregate amount of payments due and payable by the annuity holder within 90 days after the date of sale. These amounts are held back in accordance with the purchase agreement and were released upon proof of collections by the Company acting as servicer.

(11) Investment in Life Settlements (Life Insurance Policies)

During the nine months ended September 30, 2012 and throughout the year ended December 31, 2011, the Company acquired life insurance policies as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. In 2011, the Company also began acquiring life insurance policies in the secondary and tertiary markets. The Company elected to account for these policies using the fair value method in accordance with ASC 325-30-50 Investments – Other – Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, this is the loan carrying value and for policies purchased in the secondary or tertiary markets, this is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in fair value in earnings in the period in which the changes occur. See Note 12.

As of September 30, 2012 and December 31, 2011, the Company owned 212 and 190 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $102.3 million and 90.9 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at September 30, 2012 was 10.5 years. The following table describes the Company’s investment in life settlements as of September 30, 2012 (dollars in thousands):

	Number of
	Life Settlement	Fair	Face
Remaining Life Expectancy (In Years)	Contracts	Value	Value
0 - 1	—	$—	$—
1 - 2	—	—	—
2 - 3	1	1,021	2,500
3 - 4	4	2,901	11,450
4 - 5	8	10,655	33,050
Thereafter	199	87,751	1,011,156

Total	212	102,328	1,058,156

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

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter, to keep the life insurance policies in force as of September 30, 2012, are as follows (in thousands):

Remainder of 2012	6,855
2013	27,755
2014	25,226
2015	25,462
2016	25,756
Thereafter	323,609

$434,663

The amount of $434.7 million noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The Company has not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

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

Level 3 — Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation. Accordingly, the actual exit price for any Level 3 asset, such as the Company’s investments in life insurance policies, may be substantially higher or lower than the reported valuation for such asset.

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of September 30, 2012, are as follows (in thousands):

				Total
	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment in life settlements	$—	$—	$102,328	$102,328
Structured settlement receivables	—	—	2,496	2,496
Investment securities available for sale	—	24,173	—	24,173

	$—	$24,173	$104,824	$128,997

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$90,917	$90,917
Structured settlement receivables	—	—	12,376	12,376
Investment securities available for sale	—	57,242	—	57,242

	$—	$57,242	$103,293	$160,535

The Company values its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is generally believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed.

($ in thousands)		Quantative Information about Level 3 Fair Value Measurements
	Fair Value at 9/30/12	Aggregate death benefit 9/30/12	Valuation Technique (s)	Unobservable Input	Range ( Weighted Average)
Non-premium financed	$31,464	$206,450	Discounted cash flow	Discount rate	18.05%
				Life expectancy evaluation	9.3 years
Premium financed	70,864	851,706	Discounted cash flow	Discount rate	20.05% - 30.65%

				Life expectancy evaluation	10.8 years
Investment in life settlements	$102,328	$1,058,156	Discounted cash flow	Discount rate	(24.61%)
				Life expectancy evaluation	(10.5 years)

Structured settlements receivables	$2,496		Discounted cash flow	Facility sales discount rates	7.38% - 19.16%

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

In determining the life expectancy estimate, we analyze medical reviews from independent secondary market life expectancy providers (each a “LE provider”). Additionally, the Company began procuring updated life expectancy reports and has applied updated life expectancy reports on 143 policies to its fair value model at September 30, 2012, including 79 reports that were produced after the valuation date. The Company recorded a non-cash charge of $20.1 million as unrealized loss on change in fair value of life settlements for the three months ended September 30, 2012. See Note 18 – Subsequent Events. An LE provider reviews the medical records and identifies all medical conditions it feels are relevant to the life expectancy of the insured. Debits and credits are then assigned by the LE provider to the individual’s health based on these medical conditions. The debit or credit that an LE provider assigns to a medical condition is derived from the experience of mortality attributed to this condition in the portfolio of lives that it monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor.

The resulting mortality factor represents an indication as to the degree to which the given life can be considered more or less impaired than a standard life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life. Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers and only used AVS life expectancy reports for valuation purposes. Beginning in the quarter ended September 30, 2012, the Company began utilizing life expectancy reports from 21st Services for valuation purposes and began averaging or “blending,” the results of the two life expectancy reports to establish a composite mortality factor. However, when “blending” the AVS and 21st Services life expectancy reports, if the probability of mortality between the reports is greater than 150%, the Company will reduce the higher mortality factor until the difference is 150%.

The probability of mortality for an insured is then calculated by applying the blended life expectancy estimate to a mortality table. The mortality table is created based on the rates of death among groups categorized by gender, age, and smoking status. By measuring how many deaths occur before the start of each year, the table allows for a calculation of the probability of death in a given year for each category of insured people. The probability of mortality for an insured is found by applying the mortality rating from the life expectancy assessment to the probability found in the actuarial table for the insured’s age, sex and smoking status. The Company historically applied an actuarial table developed by a third party. However, as that party has ceased operations, in the quarter ended September 30, 2012, the Company transitioned to a table developed by the U.S. Society of Actuaries known as the 2008 Valuation Basic Table, or the 2008 VBT. However, because the 2008 VBT table does not account for anticipated improvements in mortality in the insured population, the table was modified by outside consultants to reflect these expected mortality improvements. The Company believes that the change in mortality table does not materially impact the valuation of its life insurance policies and that its adoption of a modified 2008 VBT table is consistent with modified tables used by market participants and third party medical underwriters. The Company believes that the change in mortality table does not materially impact the valuation of its life insurance policies and that its adoption of a modified 2008 VBT table is consistent with modified tables used by market participants and third party medical underwriters.

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

Life expectancy sensitivity analysis

As of September 30, 2012 the weighted average life expectancy calculated based on death benefit of the insured was 10.5 years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the blended life expectancies provided by these third parties, the change in fair market value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	85,305	(17,023)
-	102,328	—
-6	120,596	18,268

As noted above, the Company takes an average, or blend, of the two life expectancy reports to derive a composite mortality factor, unless the probability of mortality between the reports is greater than 150%. In such instances and as reflected in the fair market value at September 30, 2012, the Company will cap the higher mortality factor at amount that is 150% above the lower mortality factor, which ultimately reduces the mortality factor inputted into the Company’s fair value model. At September 30, 2012, had the Company not implemented such a cap on affected policies, the fair value of the Company’s portfolio would have increased from the reported amount by $9.2 million.

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company believes that investors in esoteric assets such as life insurance policies typically target yields averaging between 12%—17% for investments of more than a 5 year duration, and had historically used a 15%—17% range of discount rates to value its life insurance policies. In the third quarter of 2011 and in the immediate aftermath of becoming aware of the USAO investigation, the Company substantially increased the discount rates inputted into its fair value model as it believed that the USAO Investigation along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace that has continued to reverberate. Since that time, the Company has been re-evaluating its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and potential financing sources and extrapolates the discount rate underlying actual sales of policies.

Although the Company believes that its entry into the Non-Prosecution Agreement had a positive effect on the market generally and for premium financed life insurance policies specifically, the Company believes that, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. However, since entering into the Non-Prosecution Agreement, investors have required less of a risk premium to transact in these policies and the Company expects that, in time, investors will continue to require less of a risk premium to transact in policies associated with its premium finance business

Credit exposure of insurance company

The company considers the financial standing of the issuer of each policy typically, we seek to hold policies issued by insurance companies with investment-grade ratings of at least single-A. At September 30, 2012, the Company had six life insurance policies issued by one carrier that was rated non-investment grade by S&P at September 30, 2012. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

Estimated risk premium

As of September 30, 2012, the Company owned 212 policies with an aggregate investment in life settlements of $102.3 million. Of these 212 policies, 169 were premium financed and are valued using discount rates that range from 20.05% – 30.65%. The remaining 43 policies which are non-premium financed are valued using a discount rate of 18.05%. As of September 30, 2012, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 24.61%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
24.11%	-.50%	104,992	2,663
24.61%	—	102,328	—
25.11%	+.50%	99,769	(2,560)

Future changes in the discount rates we use to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

Structured settlement receivables— All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. We make this election because it is our intention to sell these assets within the next twelve months. Structured settlements are purchased at effective yields which are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of September 30, 2012, the Company had 70 newly-acquired structured settlements with an estimated fair value of $2.5 million. The average sales discount rate for these newly-acquired structured settlements was 10.8%.

Changes in Fair Value

The following tables provide a roll-forward in the changes in fair value for the nine months ended September 30, 2012, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, December 31, 2011	$90,917
Purchase of policies	130
Acquired in foreclosure	5,050
Unrealized change in fair value	(8,401)
Sale of policies	(5,334)
Transfers into level 3	—
Transfers out of level 3	—
Premiums paid	20,106
Policies lapsed/written off	(140)

Balance, September 30, 2012	$102,328

Changes in fair value included in earnings for the period relating to assets held at September 30, 2012	$(8,638)

The Company recorded unrealized change in fair value loss of approximately $17.5 million and $14.1 million during the three months ended September 30, 2012 and 2011, respectively, and a loss in fair value of life settlements of approximately $8.4 million and a gain of approximately $14.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Structured Settlements:
Balance, December 31, 2011	$12,376
Purchase of contracts	17,115
Unrealized change in fair value	1,588
Sale of contracts	(28,396)
Collections	(187)
Transfers into level 3	—
Transfers out of level 3	—

Balance, September 30, 2012	$2,496

Changes in fair value included in earnings for the period relating to assets held at September 30, 2012	$429

The following tables provide a roll-forward in the changes in fair value for the nine months ended September 30, 2011, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2010	$17,138
Purchase of policies	48,057
Acquired in foreclosure	2,098
Unrealized change in fair value	14,811
Premiums paid	9,863
Transfers into Level 3	—
Transfers out of Level 3	—

Balance, September 30, 2011	$91,967

Changes in fair value included in earnings for the period relating to assets held at September 30, 2011	$14,811

Structured Settlements:
Balance, December 31, 2010	$1,446
Purchase of contracts	21,469
Unrealized change in fair value	2,145
Sale of contracts	(20,789)
Collections	(114)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance, September 30, 2011	4,157

Changes in fair value included in earnings for the period relating to assets held at September 30, 2011	$1,151

There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2012 and 2011.

Assets and liabilities measured at fair value on a non-recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs are the life expectancy of the insured and the discount rate, which are not observable inputs. As of September 30, 2012 and December 31, 2011, the Company had insured impaired loans with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately $1.4 million and $14.1 million, respectively. As of September 30, 2012 and December 31, 2011, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $4.7 million and $10.2 million, respectively. The provision for losses on loans receivable related to impaired loans was approximately zero and $3.6 million for the three months ended September 30, 2012 and 2011, respectively and approximately $449,000 and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively. See Notes 6 and 11.

(13) Notes and Debenture Payable

A summary of the principal balances of notes payable included in the consolidated and combined balance sheet as of September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Cedar Lane	$1,222	$19,104
White Oak, Inc.	—	173

Total	$1,222	$19,277

Cedar Lane

On December 2, 2009, Imperial PFC Financing II, LLC was formed to enter into a financing agreement with Cedar Lane Capital, LLC, so that Imperial PFC Financing II, LLC could purchase Imperial Premium Finance notes for cash or a participation interest in the notes. The financing agreement is for a minimum of $5 million to a maximum of $250 million. The agreement is for a term of 28 months from the time of borrowing and the borrowings bear an annual interest rate of 14%, 15% or 16%, depending on the class of lender and are compounded monthly. All of the assets of Imperial PFC Financing II, LLC serve as collateral under this credit facility. The Company is subject to several restrictive covenants under the facility. The restrictive covenants include items such as restrictions on the ability to pay dividends or incur additional indebtedness by Imperial PFC Financing II, LLC. The Company believes it is in compliance at September 30, 2012. The outstanding principal at September 30, 2012 and December 31, 2011 was approximately $1.2 million and $19.1 million, respectively, and accrued interest was approximately $358,000 and $5.4 million, respectively. The Company is required to retain 2% of the principal amount of each loan made to the borrower, for purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of September 30, 2012 and December 31, 2011 the Company’s consolidated financial statements reflected balances of approximately $1.1 million and $691,000 included in restricted cash, respectively. Our lender protection insurer ceased providing us with lender protection insurance under this credit facility on December 31, 2010.

White Oak, Inc.

On February 5, 2009, Imperial Life Financing II, LLC, was formed to enter into a loan agreement with White Oak Global Advisors, LLC, so that Imperial Life Financing II, LLC could purchase Imperial Premium Finance notes in exchange for cash or a participation interest in the notes.

In September 2009, the Imperial Life Financing II, LLC loan agreement was amended to increase the commitment by $12 million to a total commitment of $27 million. All of the assets of Imperial Life Financing II, LLC serve as collateral under this facility. The notes are payable 6-26 months from issuance and the facility matured on March 11, 2012. The outstanding principal at September 30, 2012 and December 31, 2011, was approximately $0 and $172,000, respectively, and accrued interest was approximately $0 and $104,000, respectively. After December 31, 2010, we ceased originating premium finance loans with lender protection insurance. All remaining amounts under this facility were repaid during the three months ended March 31, 2012.

(14) Segment Information

The Company operates in two segments: life finance and structured settlements. The life finance segment provided financing in the form of loans to trusts and individuals for the payment of premiums of life insurance policies until the end of the third quarter of 2011. Beginning in 2011, in this segment, the Company also acquired life insurance policies through policy purchases in the secondary and tertiary markets. The structured settlements segment purchases structured settlements from individuals.

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

Segment results and reconciliation to consolidated net income were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Life finance
Income
Agency fee income	$—	$937	$—	$6,564
Interest income	180	2,145	1,613	6,712
Origination income	45	1,753	483	5,858
Realized gain on sale of life settlements	—	—	291	5
Gain on forgiveness of debt	—	198	—	4,880
Unrealized change in fair value of life settlements	(17,530)	(14,074)	(8,401)	14,811
Servicing fee income	271	376	955	1,447
Gain on maturities of life settlements with subrogation rights, net	—	3,188	6,090	3,188
Other	16	8	175	182

	(17,018)	(5,469)	1,206	43,647

Direct segment expenses
Interest expense	140	1,660	1,215	7,135
Provision for losses on loan receivables	—	3,583	441	3,712
(Gain) loss on loans payoffs and settlements, net	(139)	261	14	3,927
Loss on life settlements write off	140	—	140	—
Amortization of deferred costs	255	1,409	1,752	4,913
Personnel costs	1,099	2,192	4,663	5,121
Marketing	—	—	—	16
Legal fees	1,116	803	2,622	1,456
Professional fees	315	460	1,180	1,359
Insurance	313	—	806	133
Other selling, general and administrative expenses	443	863	1,205	1,390

	3,682	11,231	14,038	29,162

Segment operating (loss) income	$(20,700)	$(16,700)	$(12,832)	$14,485

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Structured settlements
Income
Realized gain on sale of structured settlements	$2,187	$2,240	$7,796	$5,457
Interest income	72	144	243	319
Unrealized change in fair value of structured settlements	409	928	1,587	2,145
Other income	101	50	354	195

	2,769	3,362	9,980	8,116

Direct segment expenses
Personnel costs	2,443	2,959	7,033	6,544
Marketing	1,034	1,754	4,481	4,169
Legal fees	527	455	1,671	1,803
Professional fees	615	199	1,527	930
Insurance	313	67	799	216
Other selling, general and administrative expenses	328	1,467	1,362	1,573

	5,260	6,901	16,873	15,235

Segment operating loss	$(2,491)	$(3,539)	$(6,893)	$(7,119)

Consolidated
Segment operating (loss) income	(23,191)	(20,239)	(19,725)	7,366
Unallocated income
Other income	78	344	969	545
Unallocated expenses
Interest expense	—	—	3	296
Personnel costs	53	(315)	621	2,498
Legal fees	7,685	563	18,625	928
Professional fees	629	793	2,565	2,157
Insurance	—	119	107	199
Other selling, general and administrative expenses	—	(678)	340	997

	8,367	482	22,261	7,075

(Loss) income before income taxes	(31,480)	(20,377)	(41,017)	836
(Benefit) provision for income taxes	(5)	(7,827)	(46)	1,352

Net loss	$(31,475)	$(12,550)	$(40,971)	$(516)

Segment assets and reconciliation to consolidated total assets were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Direct segment assets
Life finance	$122,395	$138,520
Structured settlements	6,876	17,155

	129,271	155,675
Other unallocated assets	45,048	66,924

	$174,319	$222,599

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

After giving effect to (i) the corporate conversion, pursuant to which all outstanding common and preferred limited liability company units of Imperial Holdings, LLC (including all accrued and unpaid dividends thereon) and all principal and accrued and unpaid interest outstanding under the Company’s promissory note in favor of IMPEX Enterprises, Ltd. were converted into 2,300,273 shares of the Company’s common stock; (ii) the issuance of 27,000 shares of common stock to two employees pursuant to the terms of each of their respective phantom stock agreements; (iii) the conversion of a $30.0 million debenture into 1,272,727 shares of common stock (iv) the sale of 16,666,667 shares in the Company’s initial public offering, and (v) the sale of 935,947 shares in connection with the over-allotment option granted to the Company’s underwriters, there are 21,202,614 shares of common stock outstanding. Up to an additional 4,240,521 shares of common stock will be issuable upon the exercise of warrants issued to existing members of the Company. Moreover, the Company reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 665,956 options to purchase shares of common stock were granted to existing employees, directors and named executive officers at a weighted average exercise price of $10.75 per share, and an additional 3,507 shares of restricted stock had been granted under the plan subject to vesting. The remaining 530,537 shares of common stock are available for future awards.

(16) Commitments and Contingencies

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of external legal service providers, litigation-related fees of $2.6 million and $12.8 million was recognized for the three months and nine months ended September 30, 2012, respectively. There were no comparable expenses in the respective periods during 2011.

Employment Agreements

In connection with our initial public offering, we entered into employment agreements with certain of our executive officers. The agreement for our chief executive officer provides for substantial payments in the event that the executive terminates his employment with us due to a material change in the geographic location where such officer performs his duties or upon a material diminution of his base salary or responsibilities, with or without cause. For our chief executive officer, payments are equal to three times the sum of base salary and the average of the three years’ annual cash bonus, unless the triggering event occurs during the first three years of his employment agreement, in which case the payments are equal to six times base salary. For our chief executive officer, the agreement provides for bonus incentives based on pre-tax income thresholds.

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its chief operating officer, Jonathan Neuman. As part of the Separation Agreement, Mr. Neuman resigned as a member of the Company’s board of directors and as an employee of Company. Pursuant to the Separation Agreement, the Company paid Mr. Neuman a separation payment of $1.4 million. The Separation Agreement does not include a covenant by Mr. Neuman to refrain from competing with Imperial, but does contain customary non-disparagement and non-solicitation provisions. The Separation Agreement provides releases by each party and also obligates the Company to continue to indemnify Mr. Neuman for his legal expenses substantially in the same manner contemplated by his employment agreement with the Company.

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

On November 18, 2011, a putative class action case was filed in the United States District Court for the Southern District of Florida, entitled Sauer v. Imperial Holdings, Inc., et al., naming the same defendants and bringing claims under Sections 11 and 15 of the Securities Act based on similar allegations.

On December 14, 2011, another putative class action case filed in United States District Court for the Southern District of Florida, entitled Pondick v. Imperial Holdings, Inc., et al., naming the same defendants and bringing claims under Sections 11, 12, and 15 of the Securities Act based on similar allegations.

On February 24, 2012, the four putative class actions were consolidated and designated: Fuller v. Imperial Holdings et al. in the United States District Court for the Southern District of Florida, and Lead Plaintiffs were appointed. In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation. See Note 18 — Subsequent Events.

The Insurance Coverage Declaratory Relief Complaint

On June 13, 2012, Catlin Insurance Company (UK) Ltd. (“Catlin”) filed a declaratory relief action against the Company in the United States District Court for the Southern District of Florida. The complaint seeks a determination that there is no coverage under Catlin’s primary Directors, Officers and Company Liability Policy (the “Policy”) issued to the Company for the period February 3, 2011 to February 3, 2012, based on a prior and pending litigation exclusion (the “Exclusion”). Catlin also seeks a determination that it is entitled to reimbursement of the approximately $0.8 million in defense costs and fees advanced to the Company in the first quarter of 2012 under the Policy if it is determined that the Exclusion precludes coverage. The Company recorded a reserve of $0.8 million for the recovery received during the nine months ended September 30, 2012 as other selling, general and administrative expense. $0.6 million of the amount reserved was recorded as other income due to this portion of the recovery relating to 2011 expenses and the remaining $0.2 million was recorded as a reduction of legal expenses for the nine months ended September 30, 2012. As of the filing of this Form 10-Q, the Company has not yet been served with the complaint. See Note 18 — Subsequent Events.

Derivative Claims

On November 16, 2011, the Company’s Board of Directors received a shareholder derivative demand from Harry Rothenberg (the “Rothenberg Demand”), which was referred to the Special Committee of the Company’s Board of Directors consisting of five outside Board Members (the “Special Committee”) for a thorough investigation of the issues, occurrences and facts relating to, connected to, and arising from the USAO Investigation referenced in the Rothenberg Demand. On May 8, 2012, the Company’s Board of Directors received a derivative demand made by another shareholder, Robert Andrzejczyk (the “Andrzejczyk Demand”). The Andrzejczyk Demand, like the Rothenberg Demand was referred to the Special Committee, which determined that it did not contain any allegations that differed materially from those alleged in the Rothenberg Demand. On July 20, 2012, the Company (as nominal defendant) and certain of the Company’s officers, directors, and a former director were named as defendants in a shareholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Robert Andrzejczyk v. Imperial Holdings, Inc. et al. The complaint alleges, among other things, that the Special Committee’s refusal of the Andrzejczyk Demand was improper. The defendants have not yet been required to respond to the complaint. See Note 18 — Subsequent Events.

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

The Florida Litigation

On March 14, 2012, Opportunity Partners L.P. (“Opportunity”) served the Company with a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida seeking to compel the Company to hold an annual meeting of shareholders as soon as possible and seeking recovery of all costs and expenses, including reasonable attorney’s fees and expenses of experts in connection with the complaint. On March 28, 2012, Opportunity filed a motion to compel an annual meeting of shareholders. The Company filed a motion to dismiss the complaint on April 3, 2012 and an opposition to the motion to compel on May 24, 2012. Following a hearing on June 1, 2012, the Court entered an Order dated June 15, 2012 granting Opportunity’s motion to compel an annual meeting of shareholders and denying the Company’s motion to dismiss. Pursuant to the Court’s Order, the Company was required to hold its annual meeting of shareholders on or before August 20, 2012. In addition, the Court ordered the Company to seek an exemption from the SEC pursuant to SEC Regulation 17 C.F.R. § 200.30-1(e)(18) on or before June 20, 2012 and to update the Court of any adverse response to its application on or before July 18, 2012.

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

Guarantees

Under our Cedar Lane facility where we have guaranteed 5% of the applicable special purpose entity’s obligations, our chief executive officer and then chief operating officer made certain guaranties to lenders for the benefit of the special purpose entities for matters other than financial performance. These guaranties are not unconditional sources of credit support, but are intended to protect the lenders against acts of fraud, willful misconduct or a borrower commencing a bankruptcy filing. To the extent lenders sought recourse against our chief executive officer and former chief operating officer for such non-financial performance reasons, then our indemnification obligations to our chief executive officer and chief operating officer may require us to indemnify them for losses they may incur under these guaranties.

(17) Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and other states in which it operates.

Except as noted below, our provision for income taxes is estimated to result in an annual effective tax rate of 0.0% in 2012, except as noted below. The 0.0% effective tax rate is a result of our recording of a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2011, the uncertainties that resulted from the USAO Investigation and expectation of taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the period ended September 30, 2012 we reduced deferred tax valuation allowance from continuing operations by $46,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

On February 3, 2011, we converted from a Florida limited liability company to a Florida corporation (the “Conversion”). Prior to the Conversion we were treated as a partnership for federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion. As a result of the Conversion, we recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740 these deferred taxes were recorded in income tax expense for the first quarter of 2011. In the second quarter of 2011, the deferred tax liability was increased by $175,000 to account for changes in the estimated differences at the date of conversion. In addition, following the conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). During the second quarter, we completed an evaluation of this transaction and determined that we were entitled to assume the NOLs of this founding member. Accordingly, in the second quarter we recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit during that period. For the post-conversion period ended September 30, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $1.1 million. For the third quarter ended September 30, 2011 the total provision was $1.4 million.

At September 30, 2012, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that related to the Conversion and was charged to paid-in-capital in the first quarter of 2011.

(18) Subsequent Events

Class Action, Derivative Claims and the Insurance Coverage Declaratory Relief Complaint

On December 18, 2012, attorneys for Imperial signed a Term Sheet for Global Settlement Regarding Imperial Holdings, Inc. Matters (the “Term Sheet”). Also signing the Term Sheet were attorneys representing the plaintiffs in the previously disclosed class action lawsuits and derivative actions instituted against the Company as well attorneys for Imperial’s director and officer liability insurance carriers (“D&O Carriers”), certain individual defendants named in the class actions and the underwriters in Imperial’s initial public offering. The Term Sheet provides the terms upon which each of the parties represented by the signatories would be willing to settle the class action litigation and derivative actions as well as the declaratory relief action filed by Catlin, Imperial’s primary D&O Carrier.

While non-binding and subject to certain contingencies, the Term Sheet provides that each of the parties will endeavor to enter into definitive settlement agreements in respect of the class action litigation, derivative action and insurance coverage declaratory relief complaint, each of which are described in Note 16 above, by January 15, 2013. Although the Company does not expect that the definitive settlement agreements will be executed by January 15, 2013, the Company does expect to continue to work in good faith with the other parties to the Term Sheet to execute settlement agreements as soon as is practicable thereafter.

The terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by Imperial’s primary and excess D&O Carriers; the issuance of two million warrants for shares of the Company’s stock with an estimated value of $3.1 million at the date of the signing of the Term Sheet. The value of the warrants will be re-assessed at issuance. The warrants will have a five-year term with an exercise price of $10.75 and will be issued when the settlement proceeds are distributed to the claimants. In addition, the underwriters in Imperial’s initial public offering are to waive their rights to indemnity and contribution by Imperial. The Company established a reserve related to the proposed settlement of $15.1 million, which is included in other liabilities and a receivable for insurance recoverable from the Company’s D&O Carrier of $11.0 million, which is included in prepaid and other assets. The $4.1 million net effect of the settlement is included in legal fees in the statement of operations for the three months ended September 30, 2012.

The derivative actions subject to ratification, would be settled for implementation of certain compliance reforms. The Term Sheet also contemplates payment by Imperial’s primary D&O carrier of $1.5 million for legal fees in respect of the derivative actions and the contribution of $500,000 in Imperial stock.

In addition, the Term Sheet contemplates that Imperial will contribute $500,000 to a trust to cover certain claims under its director and officer liability insurance policies.

The Company established a reserve related to the proposed derivative settlement and insurance trust of $2.5 million, which is included in other liabilities and a receivable for insurance recoverable from the Company’s D&O Carrier of $1.5 million, which is included in prepaid and other assets. The net effect of the settlement of $1.0 million is included in legal fees in the statement of operations for the three months ended September 30, 2012.

The proposed settlement also requires Imperial to advance legal fees to and indemnify certain individuals covered under the policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

Use of Updated Life Expectancies

As stated in Note 12, during the quarter ended September 30, 2012 the Company began receiving updated life expectancy reports on all of the insureds represented in the Company’s portfolio of life insurance policies. While the Company is endeavoring to obtain updated life expectancy reports for all of its policies, at September 30, 2012, the Company had only received updated life expectancies for 64 of the 212 policies in its portfolio. Since September 30, 2012, however, the Company received additional updated life expectancies on 79 more policies. All updated reports that were obtained have been blended and inputted in the Company’s fair value model at September 30, 2012. The Company believes that applying the results of the 79 life expectancy reports produced after the valuation date is appropriate since it provides additional evidence about conditions that existed at the date of the balance sheet. The company recorded a non-cash charge of $20.1 million as unrealized loss on change in fair value of life settlements for the three months ended September 30, 2012.

Certain Balance Sheet Items

Cash and Cash Equivalents, inclusive of investment securities available for sale

We estimate that we will need to pay $6.9 million in premiums to keep our current portfolio of life insurance policies in force through 2012 and an additional $27.8 million to keep the portfolio in force through 2013. As of December 31, 2012 we had approximately $20.3 million of cash and cash equivalents, and marketable securities, including $1.1 million of restricted cash. Based on the Company’s current internal forecast, a liquidity shortfall will occur in the second quarter of 2013. Accordingly, to avoid lapsing policies, the Company is actively seeking additional capital to pay premiums by means of debt and/or equity financing. There can be no assurance, however, that the Company will be able to consummate a financing on favorable terms or at all. If the Company cannot obtain necessary financing, it may need to sell the policies that it owns, but there can be no assurance that the Company can consummate any sales or that, if consummated, sales of policies will be at or above their carrying values.

The Company also expects during that, as part of the framework for the settlement embodied by the Term Sheet, it will, among other things, agree to pay $1.0 million of a $12.0 million payment to settle the class action litigation and will agree to contribute $500,000 to a trust to cover certain claims under its director and officer liability insurance policies, which will further stress the Company’s liquidity position. In addition, under the Term Sheet, the Company will undertake to advance legal fees and indemnify certain individuals covered under its director and officer liability insurance policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a adverse effect on the Company’s financial position and results of operations.

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

Imperial Holdings, Inc. (the “Company” or “Imperial”) operates in two reportable business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns revenue/income from interest charged on loans, loan origination fees, agency fees from referring agents, changes in the fair value of life insurance policies that the Company acquires and receipt of death benefits with respect to matured life insurance policies it owns. The Company voluntarily terminated its business of financing insurance premiums in connection with the USAO Investigation. See “Legal Proceedings.” In the structured settlement business, the Company purchases structured settlement receivables at a discounted rate and sells these receivables to third parties.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 provides additional information about our business, operations and financial condition.

Recent Developments, Uncertainties & Outlook

In connection with the Non-Prosecution Agreement, Imperial voluntarily terminated its business of financing insurance premiums. Accordingly, the Company did not recognize any agency fees during the nine months ended September 30, 2012 and, once the Company’s remaining premium finance loans mature, the Company will no longer recognize revenue from interest income or origination fees. The only material revenue that the Company expects to recognize from legacy premium finance business in 2012 is from changes in fair value of life settlements acquired upon default of premium finance loans and strategic sales of certain life insurance policies in its portfolio that were acquired upon default of premium finance loans. As a result, we expect our revenue in our Life Finance segment to be materially lower in 2012 than in prior year.

Additionally, the Company’s ability to generate new business in the life finance segment continued to be limited in the nine months of 2012 as the Company did not purchase policies through life settlement-related acquisitions in order to conserve capital. As a consequence, the Company’s portfolio of life insurance policies is smaller than previously projected, which may result in more volatility and adversely affect the portfolio’s performance.

In the structured settlements segment, on January 12, 2012, the Company resumed financing term certain structured settlements using its dedicated facility for those receivables after signing an acknowledgement that provided for certain payments in respect of, the transfer of the ownership of certain lock-box accounts associated with the facility. The Company also continued to fund life-contingent structured settlements under a forward purchase and sale arrangement entered into on December 30, 2011. However, this new arrangement compressed the Company’s margins as it required the Company to sell life-contingent structured settlements at a discount rate that was 50 basis points higher than the rate used in the prior facility at September 30, 2012.

The Company has also expended considerable resources in connection with the USAO Investigation, as well as responding to the SEC Investigation, class-action and derivative litigation and, advancing indemnification costs on behalf of certain employees. As of September 30 2012, the Company’s legal and related fees in respect of these matters was $19.6 million, including $12.8 million incurred during the nine months ended September 30, 2012. Moreover, the Company’s D&O carriers have disputed several of the claims and reserved their rights, and the Company’s primary D&O carrier filed a declaratory judgment action on June 13, 2012 seeking a judgment that the claims submitted by the Company are precluded under a prior and pending litigation exemption. While the declaratory judgment action and the class action and derivative litigation may be settled under the framework embodied by the Term Sheet for Global Settlement Regarding Imperial Holdings, Inc. Matters (the “Term Sheet”), which was signed on December 18, 2012, the Company expects that its obligations under the Term Sheet will further strain its liquidity position. See Liquidity and Capital Resources and Item 1A — Risk Factors — Under the terms proposed to settle the Company’s class action, derivative and D&O carrier litigation, the Company will undertake certain indemnification and advancement obligations, which could have a material adverse affect on the Company’s liquidity position.

At the time of the Company’s initial public offering, the Company intended to hold the majority of the life insurance policies it acquired to maturity while strategically trading in and out of certain policies. In light of the USAO Investigation, the SEC Investigation, the related shareholder litigation and the related unbudgeted expenses incurred by the Company, the Company is re-examining its strategy and cash management objectives. We estimate that we will need to pay $6.9 million in premiums to keep our current portfolio of life insurance policies in force from September 30, 2012 through December 31, 2012 and an additional $27.8 million to keep the portfolio in force through 2013. As of September 30, 2012, we had approximately $41.8 million of cash and cash equivalents, and marketable securities, including $1.1 million of restricted cash. Additionally, we have not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). We will need to proactively manage our cash in advance of any liquidity shortfall, which we anticipate, based on our current internal forecast, will occur in the second quarter of 2013. We are seeking additional capital to pay the premiums, by means of debt or equity financing and may otherwise raise capital through the sale of some of the policies that we own. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies, and/or, under certain scenarios, lapse or sell certain of our policies or some combination of the above. The lapsing of policies, if any, would create losses as the assets would be written down to zero.

Use of Updated Life Expectancies and Change in Mortality Table

In the quarter ended September 30, 2012, the Company began receiving updated life expectancy reports on the insureds represented in the Company’s portfolio of life insurance policies. These reports were ordered from both its historical provider of life expectancy reports, AVS Underwriting LLC (“AVS”), and another third party life expectancy provider, 21st Services, LLC (“21st Services”). The procurement of these reports was undertaken in anticipation of a potential financing transaction as the Company believes that potential lenders in any such financing will likely require updated life expectancy reports and that lenders may establish a loan-to-value ratio or borrowing base in any financing based off of a composite mortality factor or “blend” of life expectancy results furnished by these two providers. Additionally, the Company believes that many participants in the secondary and tertiary markets utilize a blend by these life expectancy providers in pricing life insurance policies and that using a second life expectancy provider mitigates the effects of potential underwriting biases. Having taken these factors into consideration, the Company has determined to input a composite mortality factor based off of AVS and 21st Services into its fair value model at September 30, 2012. See Valuation of Insurance Policies in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

While the Company is endeavoring to obtain updated life expectancy reports for all of its policies, at September 30, 2012, the Company had only received updated life expectancies for 64 of the 212 policies in its portfolio at that time. Since September 30, 2012 , the Company received updated life expectancies on 79 more policies, which have been blended and inputted in the Company’s fair value model at September 30, 2012. In cases where the Company has not received updated life expectancy reports, the results of original AVS life expectancy reports together with life expectancy reports from 21st Services that were obtained when the original AVS life expectancy reports were obtained have been blended.

As part of the effort to update its entire portfolio, the Company expects to continue to obtain updated life expectancies into the first quarter of 2013. Beginning in the third quarter of 2013, the Company presently intends to endeavor to obtain updated life expectancies on approximately one-eighth of its portfolio each quarter or more frequently if the definitive terms of a financing agreement so require. However, the Company does not expect that it will ever receive updated life expectancy reports on 100% its policies as it anticipates a portion of the insureds represented by its portfolio to be unresponsive to requests for updated medical information, which is generally required by life expectancy providers to determine new life expectancy reports. The Company believes that insureds who have deteriorated in health are generally less likely to be responsive to requests for updated medical information. As a result, the periodic updating of life expectancy reports may conservatively skew fair value estimates lower as any health deteriorations experienced by unresponsive insureds would not be reflected in the life expectancy inputs that are used to calculate the value of the Company’s investment in life settlements.

The input of updated life expectancy reports into the Company’s fair value model has driven a decline of $30.3 million in the fair market value of the Company’s portfolio of life insurance policies, which was partially offset by premium payments, accretion due to the passage of time, and other changes to the Company’s fair value model, which resulted in a net unrealized change in fair value of approximately $17.5 million during the third quarter of 2012. As reported at September 30, 2012, the Company’s portfolio of life insurance policies had a fair market value of $102.3 million, and this amount would have been lower absent the implementation of blended life expectancies from AVS and 21st services on those policies for which life expectancies had been updated. If the 143 policies for which the Company blended updated life expectancy reports in the third quarter were valued solely using updated AVS life expectancy reports, the aggregate fair value of those policies would decrease from $88.5 million to $44.2 million.

Additionally, the Company replaced its mortality table with a modified version of the 2008 Valuation Basic Table in the third quarter of 2012 as the third party that developed the Company’s table has ceased operations. The Company believes that the table utilized in the third quarter is consistent with tables used by other market participants and medical underwriters and did not have a material impact on the valuation of the Company’s life insurance policies.

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

In order to originate premium finance transactions our lenders required that we procure lender protection insurance. This lender protection insurance mitigates our exposure to losses which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that have lender protection insurance, a loan impairment valuation is established if the carrying value of the loan receivable exceeds the amount of coverage. The lender protection insurance program was terminated as of December 31, 2010, and all loans originated after December 31, 2010, do not carry lender protection insurance coverage. Thus, for all loans originated in 2011 and beyond, a loan impairment valuation is established if the carrying value of a loan receivable exceeds the fair value of the underlying collateral. The provision for losses on loans receivable has increased during the nine months ended September 30, 2012 as a result of the decline in the estimated fair value of the collateral due to the higher discount rate applied in the fair value model. See Notes 7, 11 and 12 to the accompanying consolidated and combined financial statements.

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

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Accordingly, the actual exit price for any Level 3 asset, such as the Company’s investments in life insurance policies, may be substantially higher or lower than the reported valuation for such asset. See Valuation of Insurance Policies. In addition to the Company’s investments in life insurance policies, structured settlements are considered Level 3 assets as there is currently no active market where we are able to observe quoted prices for identical assets and our valuation model incorporates significant inputs that are not observable. Our impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the insured value is an observable input to the Company, but not observable to market participants. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs are the life expectancy of the insured and the discount rate, which are not observable.

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

In determining the life expectancy estimate, we analyze medical reviews from independent secondary market life expectancy providers (each a “LE provider”). An LE provider reviews the medical records and identifies all medical conditions it feels are relevant to the life expectancy of the insured. Debits and credits are then assigned by each LE provider to the individual’s health based on these medical conditions. The debit or credit that an LE provider assigns to a medical condition is derived from the experience of mortality attributed to this condition in the portfolio of lives that it monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor.

The resulting mortality factor represents an indication as to the degree to which the given life can be considered more or less impaired than a standard life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life. Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers and only used AVS life expectancy reports for valuation purposes. Beginning in the quarter ended September 30, 2012, the Company began utilizing life expectancy reports from 21st Services for valuation purposes and began averaging or “blending,” the results of the two life expectancy reports to establish a composite mortality factor. However, when “blending” the AVS and 21st Services life expectancy reports, if the probability of mortality between the reports is greater than 150%, the Company will reduce the higher mortality factor until the difference is 150%.

The probability of mortality for an insured is then calculated by applying the blended life expectancy estimate to a mortality table. The mortality table is created based on the rates of death among groups categorized by gender, age, and smoking status. By measuring how many deaths occur before the start of each year, the table allows for a calculation of the probability of death in a given year for each category of insured people. The probability of mortality for an insured is found by applying the mortality rating from the life expectancy assessment to the probability found in the actuarial table for the insured’s age, sex and smoking status. As discussed above in Use of Updated Life Expectancies and Change in Mortality Table in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has historically applied an actuarial table developed by a third party. However, beginning in the quarter ended September 30, 2012, the Company transitioned to a table developed by the U.S. Society of Actuaries known as the 2008 Valuation Basic Table, or the 2008 VBT. However, because the 2008 VBT table does not account for anticipated improvements in mortality in the insured population, the table was modified by outside consultants to reflect these expected mortality improvements. The Company believes that the change in mortality table does not materially impact the valuation of its life insurance policies and that its adoption of a modified 2008 VBT table is consistent with modified tables used by market participants and third party medical underwriters. The Company believes that the change in mortality table does not materially impact the valuation of its life insurance policies and that its adoption of a modified 2008 VBT table is consistent with modified tables used by market participants and third party medical underwriters.

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

As is the case with most market participants, the Company now uses a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	85,305	(17,023)
—	102,328	—
-6	120,596	18,268

        As noted above, the Company takes an average, or blend, of the two life expectancy reports to derive a composite mortality factor, unless the probability of mortality between the reports is greater than 150%. In such instances and as reflected in the fair market value at September 30, 2012, the Company will cap the higher mortality factor at amount that is 150% above the lower mortality factor , which ultimately reduces the mortality factor inputted into the Company’s fair value model. At September 30, 2012, had the Company not implemented such a cap on affected policies, the fair value of the Company’s portfolio would have increased from the reported amount by $9.2 million.

The Company believes that investors in esoteric assets such as life insurance policies typically target yields averaging between 12%—17% for investments of more than a 5 year duration, and had historically used a 15%—17% range of discount rates to value its life insurance policies. In the third quarter of 2011 and in the immediate aftermath of becoming aware of the USAO investigation, the Company substantially increased the discount rates inputted into its fair value model as it believed that USAO Investigation along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace that has continued to reverberate. Since that time, the Company has been re-evaluating its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and potential financing sources and extrapolates the discount rate underlying actual sales of policies.

Although the Company believes that its entry into the Non-Prosecution Agreement had a positive effect on the market generally and for premium financed life insurance policies specifically, the Company believes that, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. However, since entering into the Non-Prosecution Agreement, investors have required less of a risk premium to transact in these policies and the Company expects that, in time, investors will continue to require less of a risk premium to transact in policies associated with its premium finance business. Accordingly, the Company expects that its discount rates for policies associated with its premium finance business will continue to decrease in future periods.

As of September 30, 2012, the Company owned 212 policies with an aggregate investment in life settlements of $102.3 million. Of these 212 policies, 169 were previously premium financed and are valued using discount rates that range from 20.05% –30.65%. The remaining 43 policies are valued using a discount rate of 18.05%.

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

Weighted Average Rate	Rate Adjustment	Value	Change in Value
24.11%	-.50%	104,992	2,663
24.61%	—	102,328	—
25.11%	+.50%	99,769	(2,560)

Future changes in the discount rates we use to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

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

Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and other states in which it operates.

Except as noted below, our provision for income taxes is estimated to result in an annual effective tax rate of 0.0% in 2012, except as noted below. The 0.0% effective tax rate is a result of our recording of a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2011, the uncertainties that resulted from the USAO Investigation and expectation of taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the period ended September 30, 2012 we reduced the deferred tax valuation allowance from continuing operations by $46,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

On February 3, 2011, we converted from a Florida limited liability company to a Florida corporation (the “Conversion”). Prior to the Conversion we were treated as a partnership for federal and state income tax purposes. As a partnership our taxable income and losses were attributed to our members, and accordingly, no provision or liability for income taxes was reflected in the accompanying consolidated financial statements for periods prior to the Conversion. As a result of the Conversion, we recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the conversion. Pursuant to ASC 740 these deferred taxes were recorded in income tax expense for the first quarter of 2011. In the second quarter of 2011, the deferred tax liability was increased by $175,000 to account for changes in the estimated differences at the date of conversion. In addition, following the conversion and prior to the initial public offering, one of the founding members entered into a reorganization that allowed the company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). During the second quarter, we completed an evaluation of this transaction and determined that we were entitled to assume the NOLs of this founding member. Accordingly, in the second quarter we recorded a one-time deferred tax asset of approximately $4.3 million related to these tax attributes and this amount was recorded as an income tax benefit during that period. For the post-conversion period ended September 30, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $1.1 million. For the third quarter ended September 30, 2011 the total provision was $1.4 million.

At September 30, 2012, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that related to the Conversion and was charged to paid-in-capital in the first quarter of 2011.

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

Recent Accounting Pronouncements

Note 2 of the Condensed Notes to Consolidated and Combined Financial Statements discusses accounting standards adopted during the nine months ended September 30, 2012, as well as accounting standards recently issued but not yet adopted and the expected impact of these changes in accounting standards. The Company does not expect any material impact from the adoption of such standards.

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

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Income
Agency fee income	$—	$937	$—	$6,564
Interest income	252	2,289	1,856	7,031
Interest and dividends on investment securities available for sale	72	247	332	441
Origination fee income	45	1,753	483	5,858
Realized gain on sale of structured settlements	2,187	2,240	7,796	5,457
Realized gain on sale of life settlements	—	—	291	5
Gain on forgiveness of debt	—	198	—	4,880
Unrealized change in fair value of life settlements	(17,530)	(14,074)	(8,401)	14,811
Unrealized change in fair value of structured settlements	409	928	1,587	2,145
Servicing fee income	271	376	955	1,447
Gain on maturities of life settlements with subrogation rights, net	—	3,188	6,090	3,188
Other income	123	155	989	481

Total income	(14,171)	(1,763)	11,978	52,308
Expenses
Interest expense	141	1,660	1,219	7,431
Provision for losses on loans receivable	—	3,583	441	3,712
(Gain) loss on loan payoffs and settlements, net	(139)	261	14	3,927
Loss on life settlement write off	140	—	140	—
Amortization of deferred costs	254	1,409	1,751	4,913
Personnel costs	3,595	4,836	12,317	14,158
Marketing costs	1,034	1,754	4,481	4,185
Legal fees	9,328	1,821	22,918	4,187
Professional fees	1,559	1,452	5,272	4,238
Insurance	626	186	1,712	548
Other selling, general and administrative expenses	771	1,652	2,730	4,173

Total expenses	17,309	18,614	52,995	51,472

(Loss) income before income taxes	(31,480)	(20,377)	(41,017)	836
(Benefit) provision for income taxes	(5)	(7,827)	(46)	1,352

Net loss	$(31,475)	$(12,550)	$(40,971)	$(516)

Loss per share:
Basic	$(1.48)	$(0.59)	$(1.93)	$(0.03)

Diluted	$(1.48)	$(0.59)	$(1.93)	$(0.03)

Weighted average shares outstanding:
Basic	21,206,121	21,202,614	21,205,622	18,728,435

Diluted	21,206,121	21,202,614	21,205,622	18,728,435

Life Finance Segment Results (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Income	$(17,018)	$(5,469)	$1,206	$43,647
Expenses	3,682	11,231	14,038	29,162

Segment operating (loss) income	$(20,700)	$(16,700)	$(12,832)	$14,485

Structured Settlements Segment Results (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Income	$2,769	$3,362	$9,980	$8,116
Expenses	5,260	6,901	16,873	15,235

Segment operating loss	$(2,491)	$(3,539)	$(6,893)	$(7,119)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Life finance
Income
Agency fee income	$—	$937	$—	$6,564
Interest income	180	2,145	1,613	6,712
Origination income	45	1,753	483	5,858
Realized gain on sale of life settlements	—	—	291	5
Gain on forgiveness of debt	—	198	—	4,880
Unrealized change in fair value of life settlements	(17,530)	(14,074)	(8,401)	14,811
Servicing fee income	271	376	955	1,447
Gain on maturities of life settlements with subrogation rights, net	—	3,188	6,090	3,188
Other	16	8	175	182

	(17,018)	(5,469)	1,206	43,647

Direct segment expenses
Interest expense	140	1,660	1,215	7,135
Provision for losses on loan receivables	—	3,583	441	3,712
(Gain) loss on loans payoffs and settlements, net	(139)	261	14	3,927
Loss on life settlements write off	140	—	140	—
Amortization of deferred costs	255	1,409	1,752	4,913
Personnel costs	1,099	2,192	4,663	5,121
Marketing	—	—	—	16
Legal fees	1,116	803	2,622	1,456
Professional fees	315	460	1,180	1,359
Insurance	313	—	806	133
Other selling, general and administrative expenses	443	863	1,205	1,390

	3,682	11,231	14,038	29,162

Segment operating (loss) income	$(20,700)	$(16,700)	$(12,832)	$14,485

Structured settlements
Income
Realized gain on sale of structured settlements	$2,187	$2,240	$7,796	$5,457
Interest income	72	144	243	319
Unrealized change in fair value of structured settlements	409	928	1,587	2,145
Other income	101	50	354	195

	2,769	3,362	9,980	8,116

Direct segment expenses
Personnel costs	2,443	2,959	7,033	6,544
Marketing	1,034	1,754	4,481	4,169
Legal fees	527	455	1,671	1,803
Professional fees	615	199	1,527	930
Insurance	313	67	799	216
Other selling, general and administrative expenses	328	1,467	1,362	1,573

	5,260	6,901	16,873	15,235

Segment operating loss	$(2,491)	$(3,539)	$(6,893)	$(7,119)

Consolidated
Segment operating (loss) income	(23,191)	(20,239)	(19,725)	7,366
Unallocated income
Other income	78	344	969	545
Unallocated expenses
Interest expense	—	—	3	296
Personnel costs	53	(315)	621	2,498
Legal fees	7,685	563	18,625	928
Professional fees	629	793	2,565	2,157
Insurance	—	119	107	199
Other selling, general and administrative expenses	—	(678)	340	997

	8,367	482	22,261	7,075

(Loss) income before income taxes	(31,480)	(20,377)	(41,017)	836
(Benefit) provision for income taxes	(5)	(7,827)	(46)	1,352

Net loss	$(31,475)	$(12,550)	$(40,971)	$(516)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net loss for the three months ended September 30, 2012 was $31.5 million compared to a net loss of $12.6 million for the three months ended September 30, 2011, an increase of $18.9 million. Total income was ($14.2 million) for the three months ended September 30, 2012, compared to a total income of ($1.8 million) for the three months ended in 2011, a decrease of $12.4 million or 689%. Total expenses were $17.3 million for the three months ended September 30, 2012, compared to $18.6 million for the three months ended September 30, 2011.

In our life finance segment, which includes our premium finance business, segment operating income decreased by $11.5 million to ($17.0 million). This is primarily driven by a decrease in gain on maturities of life settlements with subrogation rights, net of $3.2 million, a decrease in change in unrealized fair value of life settlement of $3.4 million, a decreases in interest income of $2.0 million, origination income of $1.7 million, and agency fee income of $937,000.

Life finance segment expenses were $3.7 million during the three months ended September 30, 2012 compared to $11.2 million during the three months ended September 30, 2011, a decline of $7.5 million, or 67%. These declines were driven primarily by provision for losses on loans receivable of $3.6 million, reductions in interest expenses of $1.5 million, $1.2 million in amortization of deferred costs and $1.1 million in personnel costs.

Results of operations in our life finance segment continued to be adversely impacted by the fallout from the USAO Investigation and related matters. Shortly after the Company was informed on September 27, 2011 that its premium finance loan business was the subject of the USAO Investigation, the Company decided to suspend originating new premium finance loans. In connection with the Non-Prosecution Agreement, we voluntarily terminated our premium finance business and, once the premium finance loans on our balance sheet mature, we will no longer have any revenue generated from interest income, origination income and agency fees.

During the three months ended September 30, 2012, we originated no loans, compared to 8 loans originated during the three months ended September 30, 2011. This decrease in number of loans originated resulted in a reduction in agency fees from $937,000 during the three months ended September 30, 2011 to $0 during the three months ended September 30, 2012. As of September 30, 2012, we had loans receivable totaling $5.4 million compared to $46.4 million as of September 30, 2011, a decrease of $41.0 million, or 88%. Loans outstanding declined from 179 to 31. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $1.8 million and $2.1 million, respectively during the three months ended September 30, 2011, to $45,000 and $180,000, respectively, a reduction of $1.7 million and $2.0 million or 94% and 95% respectively, during the same period in 2012.

In the third quarter of 2011, two individuals covered under policies, which were subject to subrogation claims, unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.2 million, net of subrogation rights during the third quarter of 2011. There were no such transactions during the three months ended September 30, 2012.

Interest expense declined to $140,000 compared to $1.7 million at September 30, 2011, a reduction of $1.5 million or 92%, as notes payable declined from $28.2 million as of September 30, 2011 to $1.2 million as of September 30, 2012 a reduction of $27.0 million or 96%. These notes payable, the majority of which were guaranteed under the lender protection insurance program (“LPIC”) which was discontinued as of December 2010, continue to decline as premium finance loans serving as collateral for these notes mature.

Amortizations of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $255,000 during the three months ended September 30, 2012 compared to $1.4 million during the three months ended September 30, 2011, a reduction of $1.1 million or 79%. After December 31, 2010, we ceased originating premium finance loans with LPIC insurance.

As of September 30, 2012, the Company owned 212 policies compared to 170 policies at September 30, 2011, with a fair market value of investment in life settlements of $102.3 million compared to $92.0 million at September 30, 2011, an increase of $10.3 million. During the three months ended September 30, 2012, the Company acquired 9 life insurance policies compared to 52 policies during the three months ended September 30, 2011. Total aggregate death benefit of polices acquired was $43.4 million and $288.4 million for September 30, 2012 and September 30, 2011, respectively. Of the 9 policies acquired during the three months ended September 30, 2012, all 9 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 2 policies acquired in the same manner for the three months ended September 30, 2011. As of September 30, 2012, the aggregate death benefit of the Company’s investment in life settlements is $1.1 billion.

Of these 212 policies, 169 were previously premium financed and are valued using discount rates that range from 20.05% – 30.65%. The remaining 43 policies are valued using a discount rate of 18.05%.

Unrealized change in fair value of life settlements was a loss of approximately $17.5 million for the three months ended September 30, 2012 compared to a loss of $14.1 million for the three months ended September 30, 2011, an increase of $3.4 million or 24%. This loss was primarily driven by increased life expectancy inputs to the Company’s fair value model reflected in the updated life expectancy reports procured by the Company in respect of 143 insured lives. These reports showed that, in the aggregate, there was less health impairment and thus longer life expectancies relative to the original life expectancy reports inputted into the Company’s fair value model. This increase was also driven in part by an increase in the weighted average discount rate of 19.51% at September 30, 2011 to 24.61% at September 30, 2012, in addition to a decrease in policy acquisitions during the three months ended September 30, 2012 to 9 polices compared to 52 policies during the three months ended September 30, 2011. Further, the $14.1 million at September 30, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the three months ended September 30, 2012, 9 policies were acquired resulting in a loss in unrealized change in fair value of $118,000.

Two updated life expectancy reports show discrepancies with the previously reviewed and relied upon medical records of two insureds, resulting in significant extensions to the insureds’ life expectancies. Unrealized change in fair value of life settlements for these two policies accounted for approximately $3.3 million of the $17.5 million loss for the three months ended September 30, 2012.

In our structured settlements segment, income was $2.8 million for the three months ended September 30, 2012 compared to $3.4 million for the three months ended September 30, 2011, a decrease of $600,000 or 18%. This was due to lower gain per deal in 2012 compared to 2011, this lower gain was attributable to the Company’s decision to increase market share by focusing on acquiring deals that were at the margin unprofitable, in an effort to assure the Company would enjoy repeat transactions with these customers. Furthermore, a substantial minority of the completed transactions during the quarter was shorter in duration and therefore we recorded lower than average gains per average transaction. During the three months ended September 30, 2012, 252 structured settlements were sold which resulted in a gain of $2.2 million compared to 178 structured settlements sold resulting in a gain $2.2 million during the three months ended September 30, 2011. Unrealized change in fair value of structured settlements receivable was $409,000 for the three months ended September 30, 2012 compared to $928,000 for the three months ended September 30, 2011. Unrealized change in fair value of structured settlements receivable generally applies to certain newly-acquired structured settlements. In the normal course of business, these receivables are held on balance sheet at quarter end and are generally sold early in the subsequent quarter.

Segment selling, general and administrative expenses decreased by $1.6 million to $5.3 million as we slowed our expansion costs and refocused the segment on cash flow generation. This segment continues to be characterized by high growth in lead generation and sales as well as high operating costs. This led to a segment operating loss of $2.5 million during the three months ended September 30, 2012 compared to segment operating losses of $3.5 million recorded during the three months ended September 30, 2011. Significant expense decreases were advertising expenses of $720,000 and payroll and related costs of $516,000 which is attributable to a reduction of direct and indirect head count.

Non-direct segment expense was $8.4 million compared to $482,000 for the three months ended September 30, 2012, an increase of $7.9 million This is primarily driven by increases in legal fees of $7.1 million of which $2.0 million is mainly associated with the USAO Investigation and $5.1 million associated with the proposed settlement of the class action settlement and derivative actions.

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

Upon the implementation of ASC 740 in 2011, the Company recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. For the post-conversion period ended September 30, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $1.1 million. For the quarter ended September 30, 2011, the total provision was $1.4 million.

The Company has also expended considerable resources resolving the USAO Investigation, as well as defending itself in the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of September 30, 2012, the Company’s cumulative legal and related fees in respect of these matters were $19.6 million, including $2.6 million incurred during the quarter ending September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net loss for the nine months ended September 30, 2012 was $41.0 million compared to a net loss of $516,000 for the nine months ended September 30, 2011, an increase of $41.5 million. Total income was $12.0 million for the nine months ended September 30, 2012, compared to $52.3 million for the nine months ended in 2011, a reduction of $40.3 million or 77%. Total expenses were $53.0 million for the nine months ended September 30, 2012, compared to $51.5 million for the nine months ended September 30, 2011, an increase of $1.5 million, or 3%.

In our life finance segment, which includes our premium finance business, segment operating profit decreased by $27.3 million to a loss of $12.8 million. This is primarily driven by a decrease in unrealized change in fair value in life settlements of $23.2 million, decreases in agency fee income of $6.6 million, origination income of $5.4 million, interest income of $5.1 million, and forgiveness of debt of $4.9 million. These were offset by a decrease in interest expense of $5.9 million, loss on loan payoffs and settlements, net of $3.9 million, decrease in provision for loss on loans receivable of $3.3 million, and an increase in maturity of life settlements with subrogation rights, net of 2.9 million.

Life finance segment expenses were $14.0 million during the nine months ended September 30, 2012 compared to $29.2 million during the nine months ended September 30, 2011, a decline of $15.2 million, or 52%. These declines were driven primarily by a reduction in interest expense of $5.9 million, loss on loan payoffs and settlements, net of $3.9 million, provision for loss on loans receivable of $3.3 million and amortization of deferred costs of $3.2 million. These declines were offset by an increase in legal fees of $1.2 million.

Results of operations in our life finance segment were adversely impacted by the USAO Investigation and related matters. Once the premium finance loans on our balance sheet mature, we will no longer have any revenue generated from interest income, origination income and agency fees.

Shortly after the Company was informed on September 27, 2011 that its premium finance loan business was the subject of the USAO Investigation, the Company decided to suspend originating new premium finance loans. During the nine months ended September 30, 2012, we originated no loans, compared to 55 loans originated during the nine months ended September 30, 2011. This decrease in number of loans originated resulted in a reduction in agency fees from $6.6 million during the nine months ended September 30, 2011 to $0 during the nine months ended September 30, 2012. As of September 30, 2012, we had loans receivable totaling $5.4 million compared to $46.4 million as of September 30, 2011, a decrease of $41.0 million, or 88%. Loans outstanding declined from 179 to 31. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $5.9 million and $6.7 million, respectively during the nine months ended September 30, 2011, to $483,000 and $1.6 million, respectively, a reduction of $5.4 million and $5.0 million or 92% and 75% respectively, during the same period in 2012.

In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.2 million, net of subrogation expense during the third quarter of 2011. In the nine months ended September 30, 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and has reported a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the nine months ended September 30, 2012 as all contingencies were resolved.

Interest expense declined to $1.2 million compared to $7.1 million at September 30, 2011, a reduction of $5.9 million or 83%, as notes payable declined from $28.2 million as of September 30, 2011 to $1.2 million as of September 30, 2012 a reduction of $27.0 million or 96%. These notes payable, the majority of which were guaranteed under LPIC which was discontinued as of December 2010, continue to decline as premium finance loans serving as collateral for these notes mature.

Provision for losses on loans receivable was $441,000 during the nine months ended September 30, 2012, compared to $3.7 million during the nine months ended September 30, 2011, a decrease of $3.3 million or 89%. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. The provision for losses on loans receivable was $441,000 because three loans have been delayed in being paid off for the nine months ended September 30, 2012. See Note 12 to the accompanying consolidated and combined financial statements.

Amortizations of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, were $1.8 million during the nine months ended September 30, 2012 compared to $4.9 million during the nine months ended September 30, 2011, a reduction of $3.1 million or 63%. After December 31, 2010, we ceased originating premium finance loans with LPIC insurance.

As of September 30, 2012, the Company owned 212 policies compared to 170 policies at September 30, 2011, with a fair market value of investment in life settlements of $102.3 million compared to $92.0 million at September 30, 2011, an increase of $10.3 million or 11%. During the nine months ended September 30, 2012, the Company acquired 29 life insurance policies compared to 131 policies during the nine months ended September 30, 2011. Total aggregate death benefit of polices acquired was $151.0 million and $662.3 million for September 30, 2012 and September 30, 2011, respectively. The 29 policies acquired during the nine months ended September 30, 2012, 27 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 2 policies acquired in the same manner for the nine months ended September 30, 2011. As of September 30, 2012, the aggregate death benefit of the Company’s investment in life settlements is $1.1 billion.

Of these 212 policies, 169 were previously premium financed and are valued using discount rates that range from 20.05% – 30.65%. The remaining 43 policies are valued using a discount rate of 18.05%.

Unrealized change in fair value of life settlements was a loss of approximately $8.4 million for the nine months ended September 30, 2012 compared to a gain of $14.8 million for the nine months ended September 30, 2011, a decrease of $23.2 million or 157%. This loss was primarily driven by increased life expectancy inputs to the Company’s fair value model reflected in the updated life expectancy reports procured by the Company in respect of 143 insured lives. These reports showed that, in the aggregate, there was less health impairment and thus longer life expectancies relative to the original life expectancy reports inputted into the Company’s fair value model. This increase was also driven in part by an increase in the weighted average discount rate of 19.51% at September 30, 2011 to 24.61% at September 30, 2012, in addition to a decrease in policy acquisitions during the nine months ended September 30, 2012 to 29 polices compared to 131 policies during the nine months ended September 30, 2011. Further, the $14.8 million at September 30, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the third quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the nine months ended September 30, 2012, 29 policies were acquired resulting in a decrease an unrealized change in fair value of $114,000 and 6 polices were sold resulting in a gain of $291,000.

In our structured settlements segment, income was $10.0 million for the nine months ended September 30, 2012 compared to $8.1 million for the nine months ended September 30, 2011, an increase of $1.8 million or 22%. This was due to an increase in the number of transactions sold. During the nine months ended September 30, 2012, 980 structured settlements were sold which resulted in a gain of $7.8 million compared to 586 structured settlements sold resulting in a gain $5.5 million during the nine months ended September 30, 2011. Unrealized change in fair value of structured settlements receivable was $1.6 million for the nine months ended September 30, 2012 compared to $2.1 million for the nine months ended September 30, 2011.

Segment selling, general and administrative expenses increased by $1.6 million to $16.9 million as we continued to build our infrastructure and expand market share. This segment continues to be characterized by high growth in lead generation and sales as well as high operating costs. Further, segment financing costs remains high as a result of the USAO Investigation and our challenge in negotiating more favorable financing terms. This led to a segment operating loss of $6.9 million during the nine months ended September 30, 2012 a decrease of $226,000 over segment operating loss of $7.1 million recorded during the nine months ended September 30, 2011. Significant expense increases were marketing costs of $312,000 associated with increased promotional activities to drive new business, personnel costs of $489,000, professional fees of $597,000 and D&O insurance of $583,000.

Non-direct segment expense was $22.3 million compared to $7.1 million for the nine months ended September 30, 2012, an increase of $15.2 million. This is primarily driven by increases in legal fees of $17.7 million of which $13.6 million is mainly associated with the USAO Investigation and $5.1 million associated with the proposed settlement of the class action settlement and derivative action: this was offset by a reduction in personnel cost of $1.9 million associated with a redistribution of costs directly to Company segments.

Our provision for income taxes is estimated to result in an annual effective tax rate of 0.0% in 2012. The 0.0% effective tax rate is a result of our recording of a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2011, the uncertainties that resulted from the USAO Investigation and present expectations of taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

Upon the implementation of ASC 740 in 2011, the Company recorded a one-time deferred tax liability of approximately $4.4 million for the federal and state tax effects of cumulative differences between financial and tax reporting which existed at the time of the Conversion. Pursuant to ASC 740, these deferred taxes were recorded in income tax expense during the nine months ended September 30, 2011. For the post-conversion period ended September 30, 2011, we used an estimated annual effective tax rate of 38.6% resulting in a tax provision of $1.1 million. For the quarter ended September 30, 2011, the total provision was $1.4 million.

The Company has also expended considerable resources resolving the USAO Investigation, as well as responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of September 30, 2012, the Company’s cumulative legal and related fees in respect of these matters were $19.6 million, including $12.8 million incurred during the nine months ending September 30, 2012.

We operate our business through two reportable segments: life finance and structured settlements. Our segment data discussed below may not be indicative of our future operations.

Life Finance Business

Our results of operations for our life finance segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Life finance
Income
Agency fee income	$—	$937	$—	$6,564
Interest income	180	2,145	1,613	6,712
Origination income	45	1,753	483	5,858
Realized gain on sale of life settlements	—	—	291	5
Gain on forgiveness of debt	—	198	—	4,880
Unrealized change in fair value of life settlements	(17,530)	(14,074)	(8,401)	14,811
Servicing fee income	271	376	955	1,447
Gain on maturities of life settlements with subrogation rights, net	—	3,188	6,090	3,188
Other	16	8	175	182

	(17,018)	(5,469)	1,206	43,647

Direct segment expenses
Interest expense	140	1,660	1,215	7,135
Provision for losses on loan receivables	—	3,583	441	3,712
(Gain) loss on loans payoffs and settlements, net	(139)	261	14	3,927
Loss on life settlements write off	140	—	140	—
Amortization of deferred costs	255	1,409	1,752	4,913
Personnel costs	1,099	2,192	4,663	5,121
Marketing	—	—	—	16
Legal fees	1,116	803	2,622	1,456
Professional fees	315	460	1,180	1,359
Insurance	313	—	806	133
Other selling, general and administrative expenses	443	863	1,205	1,390

	3,682	11,231	14,038	29,162

Segment operating (loss) income	$(20,700)	$(16,700)	$(12,832)	$14,485

The following table highlights certain selected operating data in our life finance segment for the periods indicated (in thousands except number of loans percentage, age and life expectancy):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Period Acquisitions—Policies Owned
Number of policies acquired	9	52	29	131
Average age of insured at acquisition	76.1	78.4	75.1	78.2
Average life expectancy—Calculated LE (Years)	12.7	10.1	13.4	10.1
Average death benefit	$4,817	$5,547	$5,206	$5,056
Aggregate purchase price	$2,255	$24,451	$5,034	$50,155
End of Period—Policies Owned
Number of policies owned	212	170	212	170
Average Life Expectancy—Calculated LE (Years)	10.5	10.5	10.5	10.5
Aggregate Death Benefit	$1,058,156	$853,492	$1,058,156	$853,492
Aggregate fair value	$102,328	$91,967	$102,328	$91,967
Monthly premium—average per policy	$10.9	$11.0	$10.9	$11.0
End of Period Loan Portfolio
Loans receivable, net	$5,394	$46,446	$5,394	$46,446
Number of policies underlying loans receivable	31	179	31	179
Aggregate death benefit of policies underlying loans receivable	$135,725	$868,752	$135,725	$868,752
Number of loans with insurance protection	11	121	11	121
Loans receivable, net (insured loans only)	$1,821	$29,923	$1,821	$29,923
Average Per Loan:
Age of insured in loans receivable	75.8	75.2	75.8	75.2
Life expectancy of insured (years)	15.2	15.2	15.2	15.2
Monthly premium	$6	$6	$6	$6
Loan receivable, net	$186	$259	$186	$259
Interest rate	12.9%	12.2%	12.9%	12.2%
Period Originations:
Number of loans originated (by type):
Type 1*	—	6	—	44
Type 2**	—	2	—	11
Principal balance of loans originated	$—	$2,549	$—	$18,385
Aggregate death benefit of policies underlying loans originated	$—	$38,000	$—	$311,850
Average Per Origination During Period:
Age of insured at origination	—	76.0	—	75.7
Life expectancy of insured (years)	—	13.8	—	14.5
Monthly premium (year of origination)	$—	$7	$—	$11
Death benefit of policies underlying loans originated	$—	$4,750	$—	$5,377
Principal balance of the loan	$—	$319	$—	$334
Interest rate charged	—	14.0%	—	14.0%
Agency fee	$—	$118	$—	$110
Agency fee as % of principal balance
Type 1*	—	43.4%	—	39.0%
Type 2**	—	29.1%	—	20.7%
Origination fee	$—	$80	$—	$80
Annualized origination fee as % of principal balance	—	18.9%	—	24.3%

*	We define Type 1 loans as loans that are collateralized by life insurance policies that have been in force less than two years.

**	We define Type 2 loans as loans that are collateralized by life insurance policies that have been in force longer than two years.

Three Months ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Income

Agency Fee Income. Agency fee income was $0 for the three months ended September 30, 2012 compared to $937,000 for the three months ended September 30, 2011, a decrease of $937,000. Agency fee income is earned solely as a function of originating loans. We funded no loans during the three months ended September 30, 2012, compared to the 8 loans funded during the three months ended September 30, 2011. As a result of the voluntary termination of our premium finance business, we will not receive any revenue from agency fees in 2012 and beyond. Agency fees as a percentage of the principal balance of the loans (which we refer to in the Form 10-Q as the principal amount loaned without including origination fees or interest) originated during each period was as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2012	2011
Principal balance of loans originated	$—	$2,549
Number of transactions originated	—	8
Agency fees	$—	$937
Agency fees as a percentage of the principal balance of loans originated	0.0%	36.8%

Interest Income. Interest income was $180,000 for the three months ended September 30, 2012 compared to $2.1 million for the three months ended September 30, 2011, a decrease of $2.0 million, or 92%. During the quarters ended September 30, 2012 and September 30, 2011, the Company originated zero and 8 loans respectively. Interest income declined as the balance of loans receivable, net decreased from $46.4 million as of September 30, 2011 to $5.4 million as of September 30, 2012 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of September 30, 2012 and 2011 was 13.3% and 12.2%, respectively. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was $45,000 for the three months ended September 30, 2012, compared to $1.8 million for the three months ended September 30, 2011, a decrease of $1.7 million, or 94%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Origination fees as a percentage of the principal balance of the loans originated was 18.9% for the three months ended September 30, 2011. As a result of the voluntary termination of our premium finance business, we will cease accruing origination fee income once our outstanding premium finance loans mature.

Gain on Forgiveness of Debt. Gain on forgiveness of debt was $0 for the three months ended September 30, 2012 compared to $198,000 for the three months ended September 30, 2011, a decrease of $198,000. These gains arise out of a settlement agreement with Acorn Capital. This facility was terminated during October 2011; accordingly, zero loans out of 119 loans financed in the Acorn facility remained outstanding as of September 30, 2012.

Unrealized Change in Fair Value of Life Settlements. Unrealized change in fair value of life settlements was a loss of approximately $17.5 million for the three months ended September 30, 2012 compared to a loss of $14.1 million for the three months ended September 30, 2011, an increase of $3.4 million or 24%. This loss was primarily driven by increased life expectancy inputs to the Company’s fair value model reflected in the updated life expectancy reports procured by the Company in respect of 143 insured lives. These reports showed that, in the aggregate, there was less health impairment and thus longer life expectancies relative to the original life expectancy reports inputted into the Company’s fair value model. This increase was also driven in part by an increase in the weighted average discount rate of 19.51% at September 30, 2011 to 24.61% at September 30, 2012, in addition to a decrease in policy acquisitions during the three months ended September 30, 2012 to 9 polices compared to 52 policies during the three months ended September 30, 2011. Further, the $14.1 million at September 30, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the three months ended September 30, 2012, 9 policies were acquired resulting in an unrealized change in fair value of $118,000.

The discount rates used in the fair value calculation for the three months ended September 30, 2012 ranged from 18.05% to 30.65% an increase from the range 17.25% to 30.85% rates used during the three months ended June 30, 2012. See Note 11 to the accompanying consolidated and combined financial statements.

Servicing Fee Income. Servicing income was $271,000 for the three months ended September 30, 2012 compared to $376,000 for the three months ended September 30, 2011, a decrease of $105,000 or 28%. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. The decrease was primarily due to a reduction in the number of policies serviced.

Gain on maturities of life settlements with subrogation rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.2 million, net of subrogation expense during the third quarter of 2011. There were no such transactions during the three months ended September 30, 2012.

Expenses

Interest Expense. Interest expense was $140,000 for the three months ended September 30, 2012 compared to $1.7 million for the same period in 2011, a decrease of $1.6 million, or 94%. The decrease in interest expense was due to a decline in notes payable from $28.2 million as of September 30, 2011 to $1.2 million as of September 30, 2012, a decrease of $27.0 million, or 96%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was $0 for the three months ended September 30, 2012 compared to $3.6 million for the same period in 2011, a decrease of $3.6 million. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements.

Gain/Loss on Loan Payoffs and Settlements, Net. Gain on loan payoffs and settlements, net, was $139,000 for the three months ended September 30, 2012 compared to a loss of $261,000 for the same period in 2011, a change of $400,000. In the three months ended September 30, 2012, we wrote off zero loans compared to 1 loan written off in the same period in 2011, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of approximately $34,000 for the three months ended September 30, 2011.

Amortization of Deferred Costs. Amortization of deferred costs was $255,000 during the three months ended September 30, 2012 as compared to $1.4 million for the same period in 2011, a decrease of $1.1 million, or 79%. Lender protection insurance related costs accounted for $232,000 and $1.1 million of total amortization of deferred costs during the three months ended September 30, 2012 and 2011, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010. 7 loans with lender protection insurance were outstanding at September 30, 2012. Only $100,000 of lender protection insurance related costs remains to be amortized.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were $3.3 million for the three months ended September 30, 2012 compared to $4.3 million for the three months ended September 30, 2011, a decrease of $1.0 million or 23%. The decrease is due primarily to a reduction in personnel costs of $1.0 million.

Life Finance Business

Nine Months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Income

Agency Fee Income. Agency fee income was $0 for the nine months ended September 30, 2012 compared to $6.6 million for the nine months ended September 30, 2011, a decrease of $6.6 million. Agency fee income is earned solely as a function of originating loans. We funded no loans during the nine months ended September 30, 2012, compared to the 55 loans funded during the nine months ended September 30, 2011. As a result of the voluntary termination of our premium finance business, we will not receive any revenue from agency fees in 2012 and beyond.

Agency fees as a percentage of the principal balance of the loans (which we refer to in the Form 10-Q as the principal amount loaned without including origination fees or interest) originated during each period was as follows (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2012	2011
Principal balance of loans originated	$—	$18,385
Number of transactions originated	—	55
Agency fees	$—	$6,564
Agency fees as a percentage of the principal balance of loans originated	0.0%	35.7%

Interest Income. Interest income was $1.6 million for the nine months ended September 30, 2012 compared to $6.7 million for the nine months ended September 30, 2011, a decrease of $5.1million, or 76%. During the nine months ended September 30, 2012 and September 30, 2011, the Company originated zero and 55 loans respectively. Interest income declined as the balance of loans receivable, net decreased from $46.4 million as of September 30, 2011 to $5.4 million as of September 30, 2012 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of September 30, 2012 and 2011 was 13.3% and 12.2%, respectively. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was $483,000 for the nine months ended September 30, 2012, compared to $5.9 million for the nine months ended September 30, 2011, a decrease of $5.4 million, or 92%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Origination fees as a percentage of the principal balance of the loans originated was 12.7% for the nine months ended September 30, 2011. As a result of the voluntary termination of our premium finance business, we will cease accruing origination fee income once our outstanding premium finance loans mature.

Gain on Forgiveness of Debt. Gain on forgiveness of debt was $0 for the nine months ended September 30, 2012 compared to $4.9 million for the nine months ended September 30, 2011, a decrease of $4.9 million. These gains arise out of a settlement agreement with Acorn Capital. This facility was terminated during October 2011; accordingly, zero loans out of 119 loans financed in the Acorn facility remained outstanding as of September 30, 2012.

Unrealized Change in Fair Value of Life Settlements. Unrealized change in fair value of life settlements was a loss of $8.4 million for the nine months ended September 30, 2012 compared to a gain of $14.8 million for the nine months ended September 30, 2011, an decrease of $23.2 million or 157%. This loss was primarily driven by increased life expectancy inputs to the Company’s fair value model reflected in the updated life expectancy reports procured by the Company in respect of 143 insured lives. These reports showed that, in the aggregate, there was less health impairment and thus longer life expectancies relative to the original life expectancy reports inputted into the Company’s fair value model. This increase was also driven in part by an increase in the weighted average discount rate of 19.51% at September 30, 2011 to 24.61% at September 30, 2012, in addition to a decrease in policy acquisitions during the three months ended September 30, 2012 to 29 polices compared to 131 policies during the three months ended September 30, 2011. Further, the $14.8 million at September 30, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter, as described in Note 2, Principles of Consolidation and Basis of Presentation. During the nine months ended September 30, 2012, 9 policies were acquired resulting in an unrealized change in fair value of $118,000

The discount rates used in the fair value calculation for the nine months ended September 30, 2012 ranged from 18.05% to 30.65% an increase from the range 17.25% to 30.85% rates used during the nine months ended June 30, 2012. See Note 11 to the accompanying consolidated and combined financial statements.

Servicing Fee Income. Servicing income was $955,000 for the nine months ended September 30, 2012 compared to $1.4 million for the nine months ended September 30, 2011, a decrease of $492,000 or 34%. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. The decrease was primarily due to a reduction in the number of policies serviced.

Gain on maturities of life settlements with subrogation rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.2 million, net of subrogation expense during the third quarter of 2011. There were no such transactions during the nine months ended September 30, 2012.

Expenses

Interest Expense. Interest expense was $1.2 million for the nine months ended September 30, 2012 compared to $7.1 million for the same period in 2011, a decrease of $5.9 million, or 83%. The decrease in interest expense was due to a decline in notes payable from $28.2 million as of September 30, 2011 to $1.2 million as of September 30, 2012, a decrease of $27.0 million, or 96%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was $441,000 for the nine months ended September 30, 2012 compared to $3.7 million for the same period in 2011, a decrease of $3.3 million. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. See Notes 10, 15 and 16 to the accompanying consolidated and combined financial statements.

Gain/Loss on Loan Payoffs and Settlements, Net loss on loan payoffs and settlements, net, was $14,000 for the nine months ended September 30, 2012 compared to $3.9 million for the same period in 2011, a change of $3.9 million. In the nine months ended September 30, 2012, we wrote off zero loans compared to 1 loan written off in the same period in 2011, all of which were included in the Acorn settlement. Excluding the impact of the Acorn settlements, we had a gain on loan payoffs and settlements, net, of approximately $34,000 for the nine months ended September 30, 2011.

Amortization of Deferred Costs. Amortization of deferred costs was $1.8 million during the nine months ended September 30, 2012 as compared to $4.9 million for the same period in 2011, a decrease of $3.2 million, or 65%. Lender protection insurance related costs accounted for $232,000 and $1.1 million of total amortization of deferred costs during the nine months ended September 30, 2012 and 2011, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010. 7 loans with lender protection insurance were outstanding at September 30, 2012. Only $100,000 of lender protection insurance related costs remains to be amortized.

Selling, General and Administrative Expenses. SG&A were $10.5 million for the nine months ended September 30, 2012 compared to $9.5 million for the nine months ended September 30, 2011, an increase of $1.0 million or 11%. The increase is due primarily to legal fees of $1.2 million.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Income
Realized gain on sale of structured settlements	$2,187	$2,240	$7,796	$5,457
Interest income	72	144	243	319
Unrealized change in fair value of structured settlements	409	928	1,587	2,145
Other income	101	50	354	195

	2,769	3,362	9,980	8,116

Direct segment expenses
Personnel costs	2,443	2,959	7,033	6,544
Marketing	1,034	1,754	4,481	4,169
Legal fees	527	455	1,671	1,803
Professional fees	615	199	1,527	930
Insurance	313	67	799	216
Other selling, general and administrative expenses	328	1,467	1,362	1,573

	5,260	6,901	16,873	15,235

Segment operating loss	$(2,491)	$(3,539)	$(6,893)	$(7,119)

Consolidated
Segment operating (loss) income	(23,191)	(20,239)	(19,725)	7,366
Unallocated income
Other income	78	344	969	545
Unallocated expenses
Interest expense	—	—	3	296
Personnel costs	53	(315)	621	2,498
Legal fees	7,685	563	18,625	928
Professional fees	629	793	2,565	2,157
Insurance	—	119	107	199
Other selling, general and administrative expenses	—	(678)	340	997

	8,367	482	22,261	7,075

(Loss) income before income taxes	(31,480)	(20,377)	(41,017)	836
(Benefit) provision for income taxes	(5)	(7,827)	(46)	1,352

Net loss	$(31,475)	$(12,550)	$(40,971)	$(516)

The following table highlights certain selected operating data in our structured settlements segment for the periods indicated (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Period Originations:
Number of transactions	253	211	756	618
Number of transactions from repeat customers	94	78	263	218
Weighted average purchase discount rate	18.9%	17.6%	18.8%	18.0%
Face value of undiscounted future payments purchased	$34,186	$26,033	$99,565	$67,749
Amount paid for settlements purchased	$5,604	$5,774	$17,519	$14,425
Marketing costs	$1,034	$1,806	$4,481	$4,266
Selling, general and administrative (excluding marketing costs)	$4,226	$5,095	$12,392	$10,969
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$135	$123	$132	$110
Amount paid for settlement purchased	$22	$27	$23	$23
Time from funding to maturity (months)	121.9	147.9	129.2	151.9
Marketing cost per transaction	$4	$9	$6	$7
Segment selling, general and administrative (excluding marketing costs) per transaction	$17	$24	$16	$18
Period Sales:
Number of transactions originated and sold	252	178	692	586
Realized gain on sale of structured settlements	$2,187	$2,243	$7,796	$5,460
Average sale discount rate	10.7%	10.6%	10.7%	10.3%
End of Period Portfolio:
Number of transactions on balance sheet	130	115	130	115

Structured Settlements

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Income

Interest Income. Interest income, comprised solely of accretion on the structured settlements assets held on balance sheet prior to their sale, was $72,000 for three months ended September 30, 2012 compared to $144,000 for the three months ended September 30, 2011, a decrease of $72,000.

Realized Gain on Sale of Structured Settlements. Realized gain on sale of structured settlements was $2.2 million for the three months ended September 30, 2012 compared to $2.2 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we sold 252 structured settlements for a gain of $2.2 million compared to 178 for a gain of $2.2 million for the three months ended September 30, 2011. Of the 252 structured settlements sold, 198 were originated during the period, and 54 were originated and marked to market during the second quarter of 2012. See Note 10 to the accompanying consolidated and combined financial statements.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of structured settlement receivables was $409,000 for the three months ended September 30, 2012 compared to $928,000 for the same period in 2011. At September 30, 2012 we had 130 structured receivables on our balance sheet compared with 115 structured settlement receivables on our balance sheet as of September 30, 2011. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.3 million for the three months ended September 30, 2012 compared to $6.9 million the three months ended September 30, 2011, a decrease of $1.6 million or 24%. The decrease is due primarily to decreases marketing costs of $720,000 and personnel costs of $516,000.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Income

Interest Income. Interest income, comprised solely of accretion on the structured settlements assets held on balance sheet prior to their sale was $243,000 for nine months ended September 30, 2012 compared to $319,000 for the nine months ended September 30, 2011, a decrease of $76,000 or 24%. Interest income is accretion during the period on the structured settlement assets held on our balance sheet.

Realized Gain on Sale of Structured Settlements. Realized gain on sale of structured settlements was $7.8 million for the nine months ended September 30, 2012 compared to $5.5 million for the nine months ended September 30, 2011, an increase of $2.3 million or 43%. During the nine months ended September 30, 2012, we sold 980 structured settlements for a gain of $7.8 million compared to 586 with a gain of $5.5 million for the nine months ended September 30, 2011. Of the 980 structured settlements sold, 692 were originated during the period, and 288 were originated during the fourth quarter of 2011 and held on balance sheet pending the resumption of funding under the Company’s credit facilities. See Note 10 to the accompanying consolidated and combined financial statements.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of structured settlement receivables was $1.6 million for the nine months ended September 30, 2012 compared to $2.1 million for the same period in 2011. At September 30, 2012 we had 130 structured receivables on our balance sheet compared with 115 structured settlement receivables on our balance sheet as of September 30, 2011. As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record certain newly-acquired structured settlements at fair value.

Expenses. Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.9 million for the nine months ended September 30, 2012 compared to $15.2 million for the nine months ended September 30, 2011, an increase $1.7 million or 11%. The increase is due primarily to increases in professional costs of $597,000 and D&O insurance premiums of $583,000.

Liquidity and Capital Resources

We anticipate that our liquidity needs for the remainder of 2012 and for 2013 will be in excess of the amounts previously budgeted by the Company as a result of matters associated with the USAO and SEC Investigations and related shareholder litigation. The Company has expended considerable resources resolving the USAO Investigation, as well as responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of September 30, 2012, the Company’s cumulative legal and related fees in respect of these matters were $19.6 million, including $2.6 million incurred during the quarter ending September 30, 2012.

We believe we will continue to spend significant amounts on legal matters related to the USAO and SEC investigations, shareholder litigation and other potential claims over the next year, and possibly beyond. We expect to meet our liquidity needs for the next year primarily through our cash resources and, to a lesser extent, through cash flows from sales and financings of structured settlements. We have not purchased life settlements during the quarter in an effort to conserve capital, are seeking capital and may also sell certain life insurance policies in our portfolio. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies, and/or, under certain scenarios, lapse or sell certain of our policies or some combination of the above. The lapsing of policies, if any, would create losses as such assets would be written down to zero. In connection with the Non-Prosecution Agreement, we have ceased originating new premium finance loans. We expect debt maturities to be covered by cash receipts from LPIC claims as discussed further below, and we do not currently have any material planned capital expenditures.

We estimate that we will need to pay $6.9 million in premiums to keep our current portfolio of life insurance policies in force through 2012 and an additional $27.8 million to keep the portfolio in force through 2013. As of September 30, 2012, we had approximately $41.8 million of cash and cash equivalents, and marketable securities, including $1.1 million of restricted cash. Additionally, we have not yet experienced the mortalities of insureds or received the resulting death benefits from our life insurance policies (other than from policies with subrogation rights that are not reported on our balance sheet and that are considered contingent assets). We will need to proactively manage our cash in advance of any liquidity shortfall, which we anticipate, based on our current internal forecast, will occur in the second quarter of 2013.

The Company also expects during the next 12 months that, as part of the framework for the settlement embodied by the Term Sheet, it will, among other things, agree to pay $1.0 million of a $12.0 million payment to settle the class action litigation and will agree to contribute $500,000 to a trust to cover certain claims under its director and officer liability insurance policies, which will further stress the Company’s liquidity position. In addition, under the Term Sheet, the Company will undertake to advance legal fees and indemnify certain individuals covered under the its director and officer liability insurance policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a adverse effect on the Company’s financial position and results of operations. See Item 1A — Risk Factors — Under the terms proposed to settle the Company’s class action, derivative and D&O carrier litigation, the Company will undertake certain indemnification and advancement obligations, which could have a material adverse effect on the Company’s liquidity position.

Financing Arrangements Summary

We had the following debt outstanding as of September 30, 2012, which relates to our credit facility previously used to fund life finance loans (in thousands):

	Weighted	Principal	Principal and Interest Payable
	Average	and Interest	Three Months	Year
	Interest	Outstanding	Ending	Ending
Credit Facility	Rate	at 9/30/2012	12/31/2012	12/31/2013
Cedar Lane	15.4%	1,580	1,472	108
Weighted average interest rate		15.4%	15.4%	15.4%

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

We are subject to several restrictive covenants under the facility. The restrictive covenants include that Imperial PFC Financing II, LLC cannot: (i) create, incur, assume or permit to exist any lien on or with respect to any property, (ii) create, incur, assume, guarantee or permit to exist any additional indebtedness (other than certain types of subordinated indebtedness), (iii) declare or pay any dividend or other distribution on account of any equity interests of Imperial PFC Financing II, LLC, (iv) make any repurchase, redemption, retirement, defeasance, sinking fund or similar payment, or acquisition for value of any equity interests of Imperial PFC Financing II, LLC or its parent (direct or indirect), or (v) issue or sell or enter into any agreement or arrangement for the issuance and sale of any shares of its equity interests, any securities convertible into or exchangeable for its equity interests or any warrants. Imperial Holdings has executed a guaranty of payment for 5.0% of amounts outstanding under the facility. The Company believes it is in compliance at September 30, 2012 and 2011.

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

During the third quarter ended 2011, the Company suspended financing under this agreement, but resumed financing on January 12, 2012 pursuant to an acknowledgement that provided for WSF to make a $258,000 payment in respect of, the transfer of the ownership of certain lock-box accounts associated with the facility. As of September 30, 2012, the Company had available commitments under this facility of $9.6 million. We also have other parties to whom we have sold term-certain structured settlement assets and to whom we believe we can sell such assets in the future.

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

Premium Finance Loan Maturities

The following table summarizes the maturities of our life finance loans outstanding as of September 30, 2012 (dollars in thousands):

	Principal and Interest Payable
	Total at	Year Ending	Year Ending
	9/30/2012	12/31/2012	12/31/2013
Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$11,597	$5,305	$6,292
Weighted average per annum interest rate	13.0%	11.9%	13.8%
Per annum origination fee as a percentage of the principal balance of the loan at origination	15.6%	19.3%	12.2%

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	For the Nine Months Ended
	September 30,
	2012	2011
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(24,225)	$(29,305)
Investing activities	42,479	(115,813)
Financing activities	(18,054)	149,734

Increase in cash and cash equivalents	$200	$4,616

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $24.2 million, a decrease of $5.1 million from $29.3 million of cash used in operating activities during the nine months ended September 30, 2011. This decrease was mainly due to a reduction in accounts payable and accrued expenses of $4.5 million and interest payable of $1.0 million as a result of paying down loans outstanding. These were offset by increased structured settlement receivables of $11.8 million, other liabilities of $27.0 million, which is mainly attributable to liabilities associated with the class action and derivative action proposed settlement, prepaid expenses and other assets of $9.1 million that are mainly associated with insurance coverage for Directors and Officers, insurance recoverable related to the class action and derivative proposed settlement and deposits of $1.3 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 was $42.5 million, an increase of $158.3 million from $115.8 million of cash used in investing activities for the nine months ended September 30, 2011. The increase was primarily due to $23.2 million increase in proceeds from the sale and repayment of investment securities available-for-sale, $18.7 million decrease in originations of loans receivable, $14.5 million increase in cash proceeds from loan payoffs and lender protection insurance claims received in advance and $5.6 million increase in proceeds from sale of life settlements. These were offset by $86.3 million decrease in purchases of investment securities available-for-sale, $10.2 million increase in premiums paid on investments in life settlements and $47.9 million decrease in purchases of life insurance policies.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $18.1 million, a decrease of $167.8 million from $149.7 million of cash provided by financing activities for the nine months ended September 30, 2011. The decrease was primarily due to a decrease of $174.2 million in proceeds from our initial public offering, net of offering costs, $9.3 million decrease in cash used in the repayment of borrowings under credit facilities, $2.6 million decrease in borrowings from affiliates and a $234,000 decrease in borrowings under credit facilities.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012 (in thousands):

Contractual Obligations

	Total	Due in Less than 1 Year	Due 1- 3 Years	Due 3- 5 Years	More than 5 Years
Credit facilities(1)	$1,222	$1,222	$—	$—	$—
Expected interest payments(2)	358	358	0	—	—
Operating leases	1,157	541	616	—	—
Estimated tax payments for uncertain tax positions	3,481	—	3,481	—	—

Total	$6,218	$2,121	$4,097	$—	$—

(1)	Credit facilities consist of the principal outstanding related to the Cedar Lane facility that was previously used to fund life finance loans.
(2)	Expected interest payments are calculated based on outstanding balances of our credit facilities as of September 30, 2012 and assumes repayment of principal and interest at the maturity date of the related life finance loan, which may be prior to the final maturity of the credit facility.

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

The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average. The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized the collection of the $3.5 million death benefit net of subrogation expenses of $312,000 in its consolidated and combined statement of operations during the third quarter of 2011. In the second quarter of 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses of 910,000, in respect of the larger policy and reported a gain in accordance with ASC 450, Contingencies in its consolidated and combined statement of operations for the second quarter of 2012. The Company believes these contingent gains to be unpredictable because the lender protection insurer can discontinue paying the premiums necessary to keep policies subject to subrogation and salvage claims in force at any time and the amount of the lender protection insurer’s subrogation and salvage claim on any individual life insurance policy could equal the cash flow received by the Company with respect to any such policy. No expectations for similar gains in the future should be inferred from the events occurring in the third quarter of 2011 or the second quarter of 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk.

Credit Risk

In our life finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that have a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At September 30, 2012, all of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “A+” to “BBB-”) by Standard & Poor’s, and we owned 7 policies issued by a carrier rated below investment grade.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	September 30,
	2012	2011
Percentage of total number of loans outstanding with lender protection insurance	35.5%	74.6%
Percentage of total loans receivable, net balance covered by lender protection insurance	27.1%	69.5%

For the loans that had lender protection insurance and that matured during the nine months ended September 30, 2012 and 2011, the lender protection insurance claims paid to us were 88.0% and 85.1%, respectively, of the contractual amount of the insured loans.

Our premium finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit of the collateral and 10% of outstanding loan balance as of September 30, 2012:

	Percentage of	Percentage of
	Total Outstanding	Total Death	Moody’s	S&P
Carrier	Loan Balance	Benefit	Rating	Rating
Lincoln National Life Insurance Company	34.9%	23.4%	A2	AA-
AXA Equitable Life Insurance Company	14.6%	24.1%	Aa3	AA-
Lincoln Benefit Life Company	14.4%	11.1%	A1	A+

As of September 30, 2012, our lender protection insurer, Lexington, had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of September 30, 2012:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	20.1%	14.4%	A2	AA-
AXA Equitable Life Insurance Company	11.3%	13.7%	Aa3	AA-

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

As of September 30, 2012, we owned investments in life settlements (life insurance policies) in the amount of $102.3 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements (life insurance policies), including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements (life insurance policies) due to normal changes in interest rates as a material risk.

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

As previously disclosed on a Form 12b-25 filed on November 7, 2012, the Company has been delayed in filing this Form 10-Q for the quarter ended September 30, 2012 as it first needed to establish the fair value of premium finance loans on its balance sheet and of certain policies in the Company’s portfolio for prior periods in light of the USAO Investigation. The Company’s management believes that the failure to timely file the required reports stemmed from the challenge of establishing an appropriate discount rate with which to value the Company’s Level 3 assets in light of the substantial uncertainty generated by the USAO Investigation and related matters, rather than from ineffective disclosure controls and procedures. The Company’s chief executive officer and chief financial officer considered the failure to timely file this and other periodic reports when assessing the effectiveness of the Company’s disclosure controls and procedure. Because the delay was not a result of a deficiency in the Company’s disclosure controls and procedures and no material weaknesses in internal controls over financial reporting were reported, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective notwithstanding the delayed filings.

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

On October 31, 2011, another putative class action case was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled City of Roseville Employees Retirement System v. Imperial Holdings, et al, naming the same defendants and also bringing claims under Sections 11, 12 and 15 of the Securities Act based on similar allegations. On November 28, 2011, defendants removed the case to the United States District Court for the Southern District of Florida. The plaintiffs in the Fuller and City of Roseville cases moved to remand their cases back to state court. Those motions were fully briefed and argued.

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

In addition, the underwriters of the Company’s initial public offering have asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation. On December 18, 2012, attorneys for the Company signed the Term Sheet, which provides the terms upon which of the parties would be willing to settle these matters. See Item 1, Note 18 – Subsequent Events.

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

On December 18, 2012, attorneys for the Company signed the Term Sheet, which provides the terms upon which of the parties would be willing to settle this matter. See Item 1, Note 18 – Subsequent Events.

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

On December 18, 2012, attorneys for the Company signed the Term Sheet, which provides the terms upon which of the parties would be willing to settle these matters. See Item 1, Note 18 – Subsequent Events.

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

Updates to our risk factors are discussed below. Other than the risk factors set forth below, our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2011 with the SEC on October 5, 2012.

The Company currently anticipates a liquidity shortfall in the second quarter of 2013 and may not be able to raise capital in a timely manner on favorable terms or at all.

We estimate that we will need to pay $6.9 million in premiums to keep our current portfolio of life insurance policies in force from September 30, 2012 through December 31, 2012 and an additional $27.8 million to keep the portfolio in force through 2013. As of September 30, 2012, we had approximately $40.6 million of cash and cash equivalents, including cash, and marketable securities and we estimate that at December 31, 2012 we had approximately $20.3 million of cash and cash equivalents, including cash, and marketable securities. Based on our current internal forecast, we anticipate a liquidity shortfall in the second quarter of 2013. Accordingly, to avoid lapsing policies, the Company is actively seeking additional capital to pay premiums, by means of debt or equity financing. There can be no assurance, however, that the Company will be able to consummate a financing on favorable terms or at all. If the Company cannot obtain necessary financing, it may need to sell the policies that it owns, but there can be no assurance that the Company can consummate any sales or that, if consummated, sales of policies will be at or above their carrying values.

Under the terms proposed to settle the Company’s class action, derivative and D&O carrier litigation, the Company will undertake certain indemnification and advancement obligations, which could have a material adverse affect on the Company’s liquidity position.

As part of the framework for the settlement embodied by the Term Sheet, the Company will agree to advance the cost of legal expenses and otherwise indemnify certain individuals who would otherwise be entitled to coverage under portions of the Company’s director and officer liability insurance policies, including individuals who have been identified as “targets” of the USAO Investigation. The costs, individually or in the aggregate, of advancing for legal expenses on behalf of these individuals is currently not quantifiable, but could be substantial especially if any such individual is indicted as part of the USAO Investigation. These obligations will likely further strain the Company’s liquidity position and could have a material adverse affect on the Company’s financial position and results of operations.

Uncooperative co-trustees may impair the Company’s ability to service its life insurance policies.

In certain instances, change of ownership forms in respect of life insurance policies that the Company has acquired through foreclosures associated with defaulted premium finance loans have not been processed by the applicable insurance carrier and remain in their original trusts. In these instances, although the Company has, among other things, contractual rights entitling it to direct the proceeds of the policies and there is a professional co-trustee authorized to exercise all rights over the policies, it may still need the cooperation of the non-professional co-trustee to obtain information from the insurance carrier necessary to service the policy. Without this information, it is possible that a policy could lapse, as was the case with one policy in the quarter ended September 30, 2012. As a result of this lapse, the Company suffered a complete loss on its investment. While the value of this policy was immaterial, further lapses could have a material adverse affect on the Company’s financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On and effective January 14, 2013, David Buzen resigned from the Board of Directors of Imperial Holdings, Inc.

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

Date: January 15, 2013

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