Form 10-Q
period 2013-03-31
Imperial Holdings, Inc.
filed 2013-05-14
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35064

IMPERIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0663473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Park of Commerce Boulevard—Suite 301

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

As of May 6, 2013, the Registrant had 21,219,880 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2013

“Forward Looking” Statements

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our results of operations;

•	continuing costs associated with the USAO investigation, SEC investigation, derivative actions, the class action lawsuits and similar matters;

•	adverse developments, including financial ones, associated with the USAO and SEC investigations, derivative actions or class action lawsuits, other litigation and judicial actions or similar matters;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings, under our revolving credit facility;

•	our inability to obtain financing on favorable terms or at all for life insurance policies that have not been pledged as collateral under our revolving credit facility;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	obligations, including payments that may be undertaken by the Company to settle derivative actions or class action lawsuits;

•	loss of business due to negative press from the USAO investigation, SEC investigation, Non-Prosecution Agreement, class action lawsuits or otherwise;

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

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. See “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission on March 28, 2013. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Form 10-Q to “Imperial,” “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$11,729	$7,001
Cash and cash equivalents (VIE restricted, Note 5)	38,929	—
Restricted cash	—	1,162
Investment securities available for sale, at estimated fair value	—	12,147
Deferred costs, net	—	7
Deferred costs, net (VIE restricted, Note 5)	426	—
Prepaid expenses and other assets	15,860	14,165
Deposits—other	3,551	2,855
Interest receivable, net	497	822
Loans receivable, net	1,769	3,044
Structured settlement receivables at estimated fair value	2,050	1,680
Structured settlement receivables at cost, net	1,593	1,574
Investment in life settlements, at estimated fair value	8,499	113,441
Investment in life settlements, at estimated fair value (VIE restricted, Note 5)	109,233	—
Receivable for maturity of life settlements (VIE restricted, Note 5)	6,039	—
Fixed assets, net	182	232
Investment in affiliates	2,276	2,212

Total assets	$202,633	$160,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,586	$6,606
Accounts payable and accrued expenses (VIE restricted, Note 5)	19	—
Other liabilities	24,731	20,796
Interest payable (VIE restricted, Note 5)	60	—
Notes payable, net of discount (VIE restricted, Note 5)	41,435	—
Income taxes payable	6,295	6,295

Total liabilities	80,125	33,697
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock (80,000,000 authorized; 21,206,121 issued and outstanding as of March 31, 2013 and December 31, 2012)	212	212
Additional paid-in-capital	238,255	238,064
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(115,959)	(111,628)

Total stockholders’ equity	122,508	126,645

Total liabilities and stockholders’ equity	$202,633	$160,342

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share data)
Income
Interest income	$87	$906
Interest and dividends on investment securities available for sale	14	128
Origination fee income	—	250
Realized gain on sale of structured settlements	3,541	2,475
Gain on sale of life settlements, net	—	236
Change in fair value of life settlements	1,840	4,255
Unrealized change in fair value of structured settlements	545	610
Servicing fee income	234	358
Other income	92	748

Total income	6,353	9,966

Expenses
Interest expense	103	774
Gain on loan payoffs and settlements, net	—	(9)
Amortization of deferred costs	7	982
Personnel costs	3,332	3,689
Marketing costs	811	2,162
Legal fees	4,077	7,890
Professional fees	1,101	1,919
Insurance	519	470
Other selling, general and administrative expenses	694	1,001

Total expenses	10,644	18,878

Loss before income taxes	(4,291)	(8,912)
Provision (benefit) for income taxes	40	(41)

Net loss	$(4,331)	$(8,871)

Loss per share:

Basic	$(0.20)	$(0.42)

Diluted	$(0.20)	$(0.42)

Weighted average shares outstanding:

Basic	21,206,121	21,204,618

Diluted	21,206,121	21,204,618

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Net loss	$(4,331)	$(8,871)
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale	—	66
Reclassification adjustment for losses included in net income	3	—

Comprehensive loss	$(4,328)	$(8,805)

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2013

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2012	21,206,121	212	238,064	(111,628)	(3)	$126,645
Comprehensive loss	—	—	—	(4,331)	3	(4,328)
Stock-based compensation	—	—	191	—	—	191

Balance, March 31, 2013	21,206,121	212	$238,255	$(115,959)	$—	$122,508

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities		—
Net loss	$(4,331)	$(8,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	136
Amortization of premiums and accretion of discounts on available for sale securities	21	361
Stock-based compensation	191	17
Gain on loan payoffs and settlements, net	—	(9)
Origination fee income	—	(250)
Change in fair value of life settlements	(1,840)	(4,255)
Unrealized change in fair value of structured settlements	(545)	(610)
Gain on sale of life settlements	—	(236)
Interest income on loans	(87)	(906)
Amortization of deferred costs	7	982
Amortization of bridge facility discount	40	—
Gain on sale and prepayment of investment securities available for sale	(22)	(57)
Change in assets and liabilities:
Deposits—other	(696)	—
Investment in affiliates	(62)	(675)
Structured settlement receivables	223	10,251
Deferred costs, net	(430)	—
Prepaid expenses and other assets	(1,701)	(1,960)
Accounts payable and accrued expenses	999	2,121
Other liabilities	3,933	(2,745)
Interest receivable	95	52
Interest payable	60	(2,046)
Deferred income tax	40	(41)

Net cash used in operating activities	(4,052)	(8,741)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(1)	(3)
Purchase of investment securities available for sale	—	(14,924)
Proceeds from sale and prepayments of investment securities available for sale	12,111	27,699
Premiums paid on investments in life settlements	(6,963)	(6,260)
Proceeds from sale of investments in life settlements	—	1,536
Proceeds from loan payoffs and lender protection insurance claims received in advance	—	10,666

Net cash provided by investing activities	5,147	18,714

Cash flows from financing activities
Repayment of borrowings under credit facilities	—	(7,777)
Restricted cash	1,162	—
Borrowings from bridge facility	41,400	—

Net cash provided by (used in) financing activities	42,562	(7,777)

Net increase in cash and cash equivalents	43,657	2,196
Cash and cash equivalents, at beginning of the period	7,001	16,255

Cash and cash equivalents, at end of the period	$50,658	$18,451

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$—	$2,811

Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	$1,524	$2,163

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

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

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of March 31, 2013, the Company had 12 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which historically accounted for the majority of the Company’s revenues and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years until April 30, 2015, but after April 30, 2014 the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement, if the Company otherwise complies with all of its obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial.

As of March 31, 2013, the Company had approximately $50.7 million of cash and cash equivalents. As previously reported in earlier periodic reports filed with the SEC, the Company anticipated a liquidity shortfall in the second quarter of 2013. Accordingly, to avoid lapsing policies, the Company sought additional capital and, on March 27, 2013, Greenwood Asset Portfolio, LLC (“Greenwood”), a subsidiary of the Company, borrowed $45.0 million in aggregate principal amount under the terms of an eighteen-month bridge facility (the “Bridge Facility”), funded by entities associated with certain of the Company’s shareholders (including entities associated with two of the Company’s directors) and secured by substantially all of the Company’s portfolio of life insurance policies. Principal was borrowed under the facility at 92% resulting in net proceeds after transaction expenses of $41.4 million. Effective April 29, 2013, a subsidiary of the Company, White Eagle Asset Portfolio, LLC (“White Eagle”), entered into a 15-year revolving credit agreement (the “Credit Agreement”) and a portion of the proceeds from the initial borrowings under the Credit Agreement were used to repay all outstanding amounts under the Bridge Facility. See Note 18—Subsequent Events.

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

Structured Settlements

Washington Square Financial, LLC, a wholly-owned subsidiary of the Company, purchases structured settlements from individuals. Structured settlements refer to a contract between a plaintiff and defendant, whereby the plaintiff agrees to settle a lawsuit (usually a personal injury, product liability or medical malpractice claim) in exchange for periodic payments over time. A defendant’s payment obligation with respect to a structured settlement is usually assumed by a casualty insurance company. This payment obligation is then satisfied by the casualty insurer through the purchase of an annuity from a highly rated life insurance company, thereby providing a high credit quality stream of payments to the plaintiff.

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

(2) Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity (see Note 11). The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include the loan impairment valuation, income taxes, valuation of securities available for sale, valuation of structured settlement receivables and the valuation of investments in life settlements.

(3) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued final guidance on the presentation of reclassifications out of other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in a footnote, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, only if the amount reclassified is required by Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide detail about those amounts. This amendment is effective for interim and fiscal years beginning after December 15, 2012. The Company adopted this new guidance beginning with its first quarter in 2013 as of the filing of this Quarterly Report on Form 10-Q. The amended standard has not had an impact on the Company’s financial position or results of operations.

(4) Changes in Accumulated Other Comprehensive Loss, Net of Tax

The following table presents changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2013 (in thousands):

Unrealized Gains and Losses on Available-for- Sale Securities
Balance as of December 31, 2012	$(3)

Amounts reclassified from accumulated other comprehensive loss	3

Balance as of March 31, 2013	$—

Reclassifications out of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013 are as follows (in thousands):

	Amount Reclassified from Accuumulated Other Comprehensive Loss	Affected Line in the Consolidated Statement of Operations
Loss on available for sale securities	$(22)	Other Expenses
Tax effect	25	Provision for Income Tax

Total amount reclassified from accumualted other comprehensive loss, for the three months ended March 31, 2013	$3

(5) Consolidation of Variable Interest Entities

The Company evaluates its interests in variable interest entities (VIEs) on an ongoing basis and consolidates those VIEs in which it has a controlling financial interest and is thus deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be significant to the VIE.

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of March 31, 2013, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
March 31, 2013	$154,627	$41,514	$2,276	$2,276
December 31, 2012	$—	$—	$2,212	$2,212

On December 21, 2012, Greenwood opened a securities intermediary account which provides for a securities intermediary to hold Greenwood’s life insurance policies on its behalf. As of December 31, 2012, OLIPP IV, LLC, a wholly-owned subsidiary of the Company, contributed 191 life settlements with an estimated fair value of approximately $104.6 million to Greenwood. On March 27, 2013, Greenwood, as issuer, and the Company and OLIPP IV, LLC, as guarantors, entered into an indenture with Wilmington Trust Company, as indenture trustee, under which an aggregate principal amount of $45.0 million of 12% increasing rate senior secured bridge notes were issued (the “Bridge Facility”) to certain entities associated with certain of the Company’s shareholders, including to entities associated with two of the Company’s directors. Interest under the Bridge Facility accrued at 12% per annum for the first nine months from the issue date, and increases of 600 basis points thereafter to 18% per annum were scheduled. Up to 25% of the net proceeds from the Bridge Facility after transaction expenses could be used by the Company for general corporate purposes, including for premium payments on life insurance policies not owned by Greenwood, with the balance used to pay fees and expenses associated with the Bridge Facility and for premiums on life insurance policies owned by Greenwood. The Bridge Facility was guaranteed by the Company and secured by the cash on account at Greenwood and its portfolio of life insurance policies. The Bridge Facility was also secured by pledges of the equity interests of Greenwood’s direct parent and each subsidiary of the Company, other than its licensed life settlement provider, that held life insurance policies that were not subject to the subrogation rights of the Company’s lender protection insurance carrier. The Company acted as portfolio manager and servicer for life insurance policies owned by Greenwood and absorbed all of the losses and received all of the expected residual return form Greenwood. Therefore, the Company was determined to be the primary beneficiary of Greenwood as it had a controlling financial interest and the power to direct the activities that most significantly impacted Greenwood’s economic performance and the obligation to absorb economic gains and losses. In accordance with ASC 810, Consolidation, the Company consolidated Greenwood in its financial statements beginning in the first quarter of 2013. Effective April 29, 2013, White Eagle entered into a 15-year revolving Credit Agreement and a portion of the proceeds from the initial borrowings were used to repay all outstanding amounts under the Bridge Facility. See Note 18—Subsequent Events.

Imperial Settlements Financing 2010, LLC (“ISF 2010”), is an unconsolidated special purpose entity formed to allow the Company to sell structured settlements and assignable annuities, and to borrow against certain of its receivables to provide ISF 2010 liquidity. In determining whether the Company is the primary beneficiary, the Company concluded that it does not control the servicing, which is the activity that most significantly impacts the VIE’s performance. An independent third party is the master servicer and they can only be replaced by the control party, which is the entity that holds the majority of the outstanding notes. The Company is a back-up servicer and is insignificant to ISF 2010’s performance. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of March 31, 2013 and December 31, 2012 were approximately $2.3 million and $2.2 million, respectively and are included in investment in affiliate in the accompanying consolidated balance sheet.

(6) Earnings Per Share

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

The following tables reconcile actual basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands except share and per share data).

	For the Three Months Ended March 31,
	2013	2012
Basic loss per share:
Numerator:
Net loss available to common stockholders	$(4,331)	$(8,871)

Denominator:
Weighted average common shares outstanding	21,206,121	21,204,618

Basic loss per share	$(0.20)	$(0.42)

Diluted loss per share:
Numerator:
Net loss available to common stockholders	$(4,331)	$(8,871)

Denominator:
Diluted weighted average shares outstanding	21,206,121	21,204,618

Diluted loss per share(1)(2)	$(0.20)	$(0.42)

(1)	The computation of diluted EPS did not include 622,596 outstanding options and 4,240,521 outstanding warrants for the three months ended March 31, 2012, as the effect of their inclusion would have been anti-dilutive.
(2)	The computation of diluted EPS did not include 485,695 outstanding options and 4,240,521 outstanding warrants for the three months ended March 31, 2013, as the effect of their inclusion would have been anti-dilutive.

(7) Investment Securities Available for Sale

The Company had no securities available for sale at March 31, 2013. The Company liquidated its entire portfolio of investment securities available for sale during the first quarter of 2013. Proceeds from sale and prepayment of investment securities available for sale during the three months ended March 31, 2013 and 2012 amounted to approximately $12.1 million and $27.7 million, respectively, resulting in gross realized gains of approximately $22,000 and $57,000, respectively.

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

(8) Loans Receivable

A summary of loans receivables at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Loan principal balance	$3,356	$5,255
Loan origination fees, net	814	1,157
Loan impairment valuation	(2,401)	(3,368)

Loans receivable, net	$1,769	$3,044

The Company also had interest receivable, net which consisted of approximately $497,000 and $727,000 in accrued and unpaid interest at March 31, 2013 and December 31, 2012, respectively and a related impairment valuation of approximately $711,000 and $947,000, respectively.

An analysis of the changes in loans receivable principal balance during three months ended March 31, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Loan principal balance, beginning	$5,255	$31,264
Loan write-offs/foreclosed	(1,899)	—
Loan payoffs	—	(6,694)
Loans transferred to investments in life settlements	—	(3,490)

Loan principal balance, ending	$3,356	$21,080

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

In accordance with ASC 310, Receivables, the Company specifically evaluates all loans for impairment based on the fair value of the underlying policies as foreclosure is considered probable. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying policies. See Note 13.

An analysis of the loan impairment valuation for the three months ended March 31, 2013 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$3,368	$947	$4,315
Charge-offs	(967)	(236)	(1,203)

Balance at end of period	$2,401	$711	$3,112

An analysis of the loan impairment valuation for the three months ended March 31, 2012 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$10,195	$1,920	$12,115
Charge-offs	(2,707)	(252)	(2,959)

Balance at end of period	$7,488	$1,668	$9,156

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the three months ended March 31, 2013 is as follows (in thousands):

	Uninsured Loans	Insured Loans	Total
Loan impairment valuation
Balance at beginning of period	$2,692	$676	$3,368
Charge-offs	(968)	1	(967)

Ending balance	$1,724	$677	$2,401

Ending balance: individually evaluated for impairment	$1,724	$677	$2,401

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

All loans were individually evaluated for impairment as of March 31, 2013 and 2012. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality. See Note 13.

An analysis of the credit quality indicators by loan type at March 31, 2013 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	—	0.00%	—	0.00%
AA	—	0.00%	—	0.00%
AA-	1,249	43.75%	408	81.44%
A+	1,541	53.98%	93	18.56%
A1	—	0.00%	—	0.00%
A	—	0.00%	—	0.00%
A-	65	2.27%	—	0.00%

Total	$2,855	100%	$501	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of March 31, 2013, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poors (S&P).

An analysis of the credit quality indicators by loan type at December 31, 2012 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	—	0.00%	—	0.00%
AA	—	0.00%	—	0.00%
AA-	2,072	43.58%	408	81.44%
A+	2,548	53.97%	93	18.56%
A1	—	0.00%	—	0.00%
A	—	0.00%	—	0.00%
BB-	134	2.45%	—	0.00%

Total	$4,754	100%	$501	100%

(1)	All of the Company’s insured loans have lender protection coverage with Lexington Insurance Company. As of December 31, 2012, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poors (S&P).

A summary of our investment in impaired loans at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Loan receivable, net	$1,743	$3,011
Interest receivable, net	492	724

Investment in impaired loans	$2,235	$3,735

An analysis of impaired loans with and without a related allowance at March 31, 2013 is presented in the following table by loan type (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	2,119	2,835	2,190	2,871	960
Insured Loans	116	501	922	114	244

Total Impaired Loans	$2,235	$3,336	$3,112	$2,985	$1,204

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

The amount of the investment in impaired loans that had an allowance as of March 31, 2013 and of December 31, 2012 was $2.2 million and $3.7 million, respectively. The amount of the investment in impaired loans that did not have an allowance was zero as of March 31, 2013 and December 31, 2012. The average investment in impaired loans during the three months ended March 31, 2013 and 2012 was approximately $3.0 million and $21.3 million, respectively. The interest recognized on the impaired loans was approximately $19,000 and $311,000 for the three months ended March 31, 2013 and 2012, respectively.

An analysis of past due loans at March 31, 2013 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	—	—	315	315

Total	$—	$—	$914	$914

An analysis of past due loans at December 31, 2012 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	—	—	315	315

Total	$—	$—	$914	$914

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company did not originate any loans. Loan interest receivable at March 31, 2013 and December 31, 2012 was approximately $497,000 and $727,000 net of impairment of approximately $711,000, and $947,000, respectively. As of March 31, 2013, there were 14 loans with the average loan balance of approximately $153,000.

The allowance for interest receivable represents interest that is not expected to be collected. At the time the interest income was recognized and at the end of the reporting period in which the interest income was recognized, the interest income was believed to be collectible. The Company continually reassesses whether interest income is collectible in conjunction with its loan impairment analysis. The allowance for interest receivable represents interest that was determined to be uncollectible during a reporting period subsequent to the initial recognition of the interest income. As of March 31, 2013, the loan portfolio consisted of loans with original maturities of 2 to 4 years and variable interest rates at an average interest rate of 12.53%. During the three months ended March 31, 2013, no loans were paid off with proceeds of lender protection insurance. During the three months ended March 31, 2012, 35 of our loans were paid off with proceeds of lender protection insurance totaling approximately $10.6 million, of which approximately $6.7 million was for the principal of the loans and approximately $2.6 million was for accrued interest and accreted origination fees of approximately $2.8 million. The Company had an impairment associated with these loans of approximately $1.7 million. We recognized a loss of approximately $73,000 on these transactions.

Our premium finance borrowers were generally referred to us through independent insurance agents and brokers although, prior to January 2009, we originated some premium finance loans that were sold by life insurance agents that we employed. In certain of these instances, the life insurance agents employed by the Company worked with external brokers and agents to obtain insurance for policyholders with the Company extending a premium finance loan to a borrower. We refer to these instances as the “retail non-seminar business,” which began in December 2006 and was discontinued in January 2009. In total, the Company originated 114 premium finance loans as part of the retail non-seminar business. As of March 31, 2013, the Company had 12 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

(9) Origination Fees

A summary of the balances of origination fees that are included in loans receivable in the consolidated balance sheet as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Loan origination fees gross	$859	$1,334
Un-accreted origination fees	(51)	(190)
Amortized loan originations costs	6	13

	$814	$1,157

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

(10) Stock-Based Compensation

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2011 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The Company recognized approximately $191,000 and $13,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended March 31, 2013 and 2012, respectively. The Company incurred additional stock-based compensation expense of approximately $4,000 in stock-based compensation relating to restricted stock granted to its board of directors during the three months ended March 31, 2012.

Options

As of March 31, 2013, options to purchase 485,695 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $10.75 per share. All of the outstanding options expire seven years after the date of grant and were granted with a strike price at $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years from the date of issue.

The Company has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used at the date of grant for stock-based compensation expensed in periods covered herein, are outlined in the table below:

Three Months Ended March 31, 2013
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

The following table presents the activity of the Company’s outstanding stock options of common stock for the three months ended March 31, 2013:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2012	487,314	$10.75	—
Options granted	—	$—	—
Options exercised	—	$—	—
Options forfeited	(1,619)	$10.75	—
Options expired	—	$—	—

Options outstanding March 31, 2013	485,695	$10.75	4.86

Exercisable at March 31, 2013	386,841	$10.75	4.86

Unvested at March 31, 2013	98,854	$10.75	4.86

As of March 31, 2013, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

The remaining unamortized amounts of approximately $307,000 and $45,000 will be expensed during 2013 and 2014, respectively.

Restricted Stock

3,507 shares of restricted stock granted to our directors under the Omnibus Plan subject to a one year vesting schedule commencing on the date of grant vested during the three months ended March 31, 2012. The fair value of the unvested restricted stock was valued at $38,000 based on the closing price of the Company’s shares on the grant date. There were no unvested restricted stock awards outstanding at March 31, 2013 and 2012.

(11) Structured Settlements

The balances of the Company’s structured settlements are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Structured settlements—at cost	$1,593	$1,574
Structured settlements—at fair value	2,050	1,680

Structured settlements receivable, net	$3,643	$3,254

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

For the three months ended March 31, 2013 and 2012, respectively, the Company sold 45 and 142 structured settlements under this facility, respectively, 5 and 107 of which were originated in 2012 and 2011, respectively, generating income of approximately $72,000 and $1.1 million, respectively, which was recorded as an unrealized change in fair value of structured settlements in 2012 and 2011, respectively. The Company originated and sold 40 and 35 structured settlement transactions under this facility generating income of approximately $575,000 and $377,000, respectively, recorded as gain on sale of structured settlements during the three months ended March 31, 2013 and 2012, respectively.

The Company also recognized income of approximately $132,000 and $288,000 that was recorded as an unrealized change in fair value during the three months ended March 31, 2013 and 2012, respectively, on structured settlements that are intended for sale to Compass. As of March 31, 2013, the Company had available commitments under this facility of $5.1million.

8.39% Fixed Rate Asset Backed Variable Funding Notes

Imperial Settlements Financing 2010, LLC (“ISF 2010”) was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide ISF 2010 liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50.0 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder has committed to advance ISF 2010 up to $50.0 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of March 31, 2013 and December 31, 2012, the balance of the notes outstanding on the special purpose financing entity’s books was $44.4 million and $43.2 million, respectively.

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of March 31, 2013 and December 31, 2012 were approximately $2.3 million and $2.2 million and are included in investment in affiliate in the accompanying consolidated balance sheet.

During the three months ended March 31, 2013 and 2012, the Company sold 32 and 316 term certain structured settlements, respectively, 2 and 181 of which were originated in 2012 and 2011, respectively, generating income of approximately of $11,000 and $3.2 million, respectively, which was recorded as an unrealized change in fair value of structured settlements in 2012 and 2011, respectively. The Company originated and sold 30 and 135 guaranteed structured settlement transactions under this facility generating income of approximately $478,000 and $2.0 million, respectively, which was recorded as a realized gain on sale of structured settlements during the three months ended March 31, 2013 and 2012, respectively. The Company also recognized income of approximately $116,000 and $321,000 that was recorded as an unrealized change in fair value during the three months ended March 31, 2013 and 2012, respectively, on structured settlements that are intended for sale to ISF 2010. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust.

When the transfer of receivables occurs, the Company records the transaction as a sale and derecognizes the asset from its balance sheet. In determining whether the Company is the primary beneficiary of the trust, the Company would determine that it does not control the servicing, which is the activity that most significantly impacts the trust performance. An independent third party is the master servicer and it can only be replaced by the control partner, which is the entity that holds the majority of the outstanding notes. The Company is a back-up servicer, which is insignificant to ISF 2010 performance.

Washington Square Financial 3rd Party Sales

For the three months ended March 31, 2013 and 2012, respectively, in addition to its intended sales to Compass and ISF 2010, the Company also sold 86 and 5 structured settlement deals to unrelated parties for $4.7 million and $125,000, respectively, generating income of $2.5 million and $122,000, respectively, recorded as a gain on sale of structured settlements and $158,000 that was previously recorded as an unrealized change in fair value in 2012.

For the three months ended March 31, 2013 and 2012, respectively, the Company recorded income of approximately $277,000 and zero, respectively, that was recorded as unrealized change in fair value on structured settlements that are intended for sale to other parties.

Total income recognized through accretion of interest income on structured settlement transactions for the three months ended March 31, 2013 and 2012, respectively, was approximately $87,000 and $55,000, respectively. For the three months ended March 31,

2013, $67,000 of accretion income, related to structured settlement receivables held at cost, was recognized in interest income and $20,000 related to structured settlement receivables held at fair value, was recognized as unrealized change in fair value in the accompanying consolidated statement of operations.

The receivables at March 31, 2013 and December 31, 2012 were approximately $3.6 million and $3.3 million, respectively, net of a discount of approximately $7.1 million and $4.6 million, respectively.

(12) Investment in Life Settlements (Life Insurance Policies)

During the three months ended March 31, 2013 and 2012, the Company acquired life insurance policies as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company in exchange for being released from further obligations under the loan. In 2011, the Company also began acquiring life insurance policies in the secondary and tertiary markets. The Company elected to account for these policies using the fair value method in accordance with ASC 325-30-50 Investments—Other—Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, this is the loan carrying value and for policies purchased in the secondary or tertiary markets, this is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in fair value in earnings in the period in which the changes occur. See Note 13—Fair Value Measurements.

As of March 31, 2013 and December 31, 2012, the Company owned 220 and 214 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $117.7 million and 113.4 million, respectively. See Note 18—Subsequent Events.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at March 31, 2013 was 10.8 years. The following table describes the Company’s investment in life settlements as of March 31, 2013 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	1	1,234	2,500
3 – 4	5	6,957	16,450
4 – 5	7	8,632	24,050
Thereafter	207	100,909	1,056,906

Total	220	117,732	1,099,906

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2012 was 10.6 years. The following table describes the Company’s investment in life settlements as of December 31, 2012 (in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	1	1,222	2,500
3 – 4	4	3,319	11,450
4 – 5	7	11,375	30,950
Thereafter	202	97,525	1,028,256

Total	214	113,441	1,073,156

Premiums to be paid during each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2013, are as follows (in thousands):

Remainder of 2013	$20,641
2014	26,288
2015	26,997
2016	27,708
2017	29,083
Thereafter	360,617

$491,334

The amount of $491.3 million noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

(13) Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of March 31, 2013, are as follows (in thousands):

				Total
	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment in life settlements	$—	$—	$117,732	$117,732
Structured settlement receivables	—	—	2,050	2,050

	$—	$—	$119,782	$119,782

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2012, are as follows (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment in life settlements	$—	$—	$113,441	$113,441
Structured settlement receivables	—	—	1,680	1,680
Investment securities available for sale	—	12,147	—	12,147

	$—	$12,147	$115,121	$127,268

The Company values its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is generally believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed.

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 3/31/2013	Aggregate death benefit 3/31/2013	Valuation Technque (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$33,109	$206,450	Discounted cash flow	Discount rate	14.80% - 24.80%
				Life expectancy evaluation	(9.4 years)
Premium financed	$84,623	$893,456	Discounted cash flow	Discount rate	16.80% - 33.80%

				Life expectancy evaluation	(11.1 years)
Investment in life settlements	$117,732	$1,099,906	Discounted cash flow	Discount rate	(22.58%)
				Life expectancy evaluation	(10.8 years)

Structured settlements receivables	$2,050	N/A	Discounted cash flow	Facility sales discount rates	6.73% - 13.20%

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and within the fair value hierarchy.

Investment in life settlements—The Company has elected to account for the life settlement policies it acquires using the fair value method. Due to the inactive market for life settlements, the Company uses a present value technique to estimate the fair value of our investments in life settlements, which is a Level 3 fair value measurement as the significant inputs are unobservable and require significant management judgment or estimation. The Company currently uses a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate.

In determining the life expectancy estimate, we analyze medical reviews from independent secondary market life expectancy providers (each a “LE provider”). An LE provider reviews the medical records and identifies all medical conditions it feels are relevant to the life expectancy of the insured. Debits and credits are then assigned by each LE provider to the individual’s health based on identified medical conditions. The debit or credit that an LE provider assigns to a medical condition is derived from the experience of mortality attributed to this condition in the portfolio of lives that the LE provider monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor.

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

The mortality rating is used to create a series of best estimate probabilistic cash flows. This probability represents a mathematical curve known as a mortality curve. This curve is then used to generate a series of expected cash flows over the remaining expected lifespan of the insured and the corresponding policy. A discounted present value calculation is then used to determine the value of the policy. If the insured dies earlier than expected, the return will be higher than if the insured dies when expected or later than expected.

The calculation allows for the possibility that if the insured dies earlier than expected, the premiums needed to keep the policy in force will not have to be paid. Conversely, the calculation also considers the possibility that if the insured lives longer than expected, more premium payments will be necessary. Based on these considerations, each possible outcome is assigned a probability and the range of possible outcomes is then used to create a value for the policy.

Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers and only used AVS Underwriting LLC (“AVS”) life expectancy reports for valuation purposes. Beginning in the quarter ended September 30, 2012, the Company began utilizing life expectancy reports from 21st Services, LLC (“21st Services”) for valuation purposes and began averaging or “blending,” the results of the two life expectancy reports to establish a composite mortality factor.

On January 22, 2013, 21st Services announced revisions to its underwriting methodology and on February 4, 2013, announced that it was correcting errors discovered in its previously announced revised methodology. According to the 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by the LE Provider by 19%. As of March 31, 2013, the Company has not, however, received updated life expectancy reports from 21st Services that utilize its revised methodology nor has the Company completed an evaluation of the impact the revised methodology may have on the fair value of the Company’s portfolio of life insurance policies. As a result of the 21st Services revisions and based on management’s assessment of the reaction of other market participants to the revisions, for the three months ended March 31, 2013, the Company increased the life expectancies furnished by 21st Services by 13% prior to blending them with the life expectancy reports furnished by AVS.

As a general matter, the Company expects that it will need to procure updated life expectancies no less frequently than every 24 months on policies pledged as collateral under the Credit Agreement and, in time, expects that it will procure updated life expectancy reports from 21st Services on the majority of its policies (assuming the Company does not cease utilizing 21st Services as a LE Provider). The fair value calculations in future periods will, accordingly, then reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as such updated life expectancy reports are procured.

Life expectancy sensitivity analysis

As is the case with most market participants at March 31, 2013, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$98,706	$(19,026)
-	$117,732	$—
-6	$138,153	$20,421

As noted above, the Company takes an average, or blend, of the two life expectancy reports to derive a composite mortality factor, except in instances where the probability of mortality between the reports is greater than 150%. In such instances and as reflected in the fair market value at March 31, 2013 and December 31, 2012, the Company will cap the higher mortality factor at amount that is 150% above the lower mortality factor, which ultimately reduces the mortality factor inputted into the Company’s fair value model. At March 31, 2013 and December 31, 2012, had the Company not implemented such a cap on affected policies, the fair value of the Company’s portfolio would have increased from the reported amount by $5.9 million and $5.8 million, respectively

Discount rate

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

Although the Company believes that its entry into the Non-Prosecution Agreement had a positive effect on the market generally and for premium financed life insurance policies specifically, the Company believes that, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. However, since entering into the Non-Prosecution Agreement, we believe investors have required less of a risk premium to transact in these policies and the Company expects that, in time, investors will continue to require less of a risk premium to transact in policies associated with its premium finance business.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each policy and typically, we seek to hold policies issued by insurance companies with investment-grade ratings of at least single-A. At March 31, 2013, the Company had six life insurance policies issued by one carrier that was rated non-investment grade by S&P at March 31, 2013. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

Estimated risk premium

As of March 31, 2013, the Company owned 220 policies with an aggregate investment in life settlements of $117.7 million. Of these 220 policies, 177 were previously premium financed and are valued using discount rates that range from 16.80% to 33.80%. The remaining 43 policies are valued using discount rates that range from 14.80% to 24.80%. As of March 31, 2013, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 22.58%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
22.08%	-50%	$120,664	$2,932
22.58%	—	$117,732	—
23.08%	50%	$114,918	$(2,814)

Future changes in the discount rates we use to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

At the end of each reporting period we re-value the life insurance policies using our valuation model in order to update our loan impairment valuation for loans receivable and our estimate of fair value of investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies, as well as incorporating current information for premium payments and the passage of time.

Structured settlement receivables—All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. We make this election because it is our intention to sell these assets within the next twelve months. Structured settlements are purchased at effective yields that are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of March 31, 2013, the Company had 45 structured settlements with an estimated fair value of $2.1 million and an average sales discount rate of 9.17%.

Changes in Fair Value

The following tables provide a roll-forward in the changes in fair value for the three months ended March 31, 2013, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, December 31, 2012	$113,441
Acquired in foreclosure	1,524
Unrealized change in fair value	(3,036)
Matured policies	(1,160)
Premiums paid	6,963
Transfers into level 3	—
Transfer out of level 3	—

Balance,March 31, 2013	$117,732

Changes in fair value included in earnings for the period relating to assets held at March 31, 2013	$(2,865)

The Company recorded change in fair value of approximately $1.8 million and approximately $4.3 million for the three months ended March 31, 2013 and 2012, respectively.

Structured Settlements:
Balance, December 31, 2012	$1,680
Purchase of contracts	5,539
Unrealized change in fair value	545
Sale of contracts	(5,689)
Collections	(25)
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2013	$2,050

Changes in fair value included in earnings for the period relating to assets held at March 31, 2013	$545

The following tables provide a roll-forward in the changes in fair value for the three months ended March 31, 2012, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2011	$90,917
Acquired in foreclosure	2,163
Unrealized change in fair value	4,255
Sale of policies	(1,300)
Premiums paid	6,260
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2012	$102,295

Changes in fair value included in earnings for the period relating to assets held at March 31, 2012	$4,224

Structured Settlements:
Balance, December 31, 2011	$12,376
Purchase of contracts	5,318
Unrealized change in fair value	610
Sale of contracts	(15,390)
Collections	(80)
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2012	$2,834

Changes in fair value included in earnings for the period relating to assets held at March 31, 2012	$610

There were no transfers of financial assets between levels of the fair value hierarchy during the three months ended March 31, 2013 and 2012.

Assets and liabilities measured at fair value on a non-recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs are the life expectancy of the insured and the discount rate, which are not observable inputs. As of March 31, 2013 and December 31, 2012, the Company had insured impaired loans with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately $116,000 and $112,000, respectively. As described below in Note 18—Subsequent Events—Subrogation Rights, net, as a result of the entry into the Termination Agreement, the lender protection insurance carrier will cease paying claims on insured loans in future periods. As of March 31, 2013 and December 31, 2012, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $2.1 million and $3.6 million, respectively. The provision for losses on loans receivable related to impaired loans was zero for the three months ended March 31, 2013 and 2012. See Notes 8 and 12.

(14) Segment Information

The Company operates in two segments: life finance and structured settlements. Prior to the fourth quarter of 2011, the life finance segment provided financing in the form of loans to trusts and individuals for the payment of premiums of life insurance policies. Beginning in 2011, in this segment, the Company also acquired life insurance policies through purchases in the secondary and tertiary markets. The structured settlements segment purchases structured settlements from individuals.

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

The performance of the segments is evaluated by members of the Company’s senior management team. Cash and income taxes generally are managed centrally. Performance of the segments is based on revenue and cost control.

Segment results and reconciliation to consolidated net income were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Life finance
Income
Interest income	$20	$845
Origination income	—	250
Change in fair value of life settlements	1,840	4,255
Gain on sale of life settlements, net	—	236
Servicing fee income	234	358
Other	45	24

	2,139	5,968

Direct segment expenses
Interest expense	100	773
Gain on loans payoffs and settlements, net	—	(9)
Amortization of deferred costs	7	982
Personnel costs	1,447	1,309
Legal fees	(99)	1,008
Professional fees	177	433
Insurance	212	211
Other selling, general and administrative expenses	263	433

	2,107	5,140

Segment operating income	$32	$828

Structured settlements
Income
Realized gain on sale of structured settlements	$3,541	$2,475
Interest income	67	61
Unrealized change in fair value of structured settlements	545	610
Other income	39	87

	4,192	3,233

Direct segment expenses
Personnel costs	1,767	2,154
Marketing costs	811	2,162
Legal fees	428	590
Professional fees	319	413
Insurance	212	212
Other selling, general and administrative expenses	412	558

	3,949	6,089

Segment operating income (loss)	$243	$(2,856)

Consolidated
Segment operating income (loss)	275	(2,028)
Unallocated income
Interest and dividends on investment securities available for sale	14	128
Other income	8	636

	22	764

Unallocated expenses
Interest expense	3	1
Personnel costs	117	226
Legal fees	3,747	6,292
Professional fees	605	1,073
Insurance	95	47
Other selling, general and administrative expenses	21	9

	4,588	7,648

Loss before income taxes	(4,291)	(8,912)
Provision (benefit) for income taxes	40	(41)

Net loss	$(4,331)	$(8,871)

Segment assets and reconciliation to consolidated total assets were as follows (in thousands):

	March 31, 2013	December 31, 2012
Direct segment assets
Life finance	$171,159	$123,581
Structured settlements	6,756	6,862

	177,915	130,443
Other unallocated assets	24,718	29,899

	$202,633	$160,342

Amounts are attributed to the segment that holds the assets. There are no intercompany sales and all intercompany account balances are eliminated in segment reporting.

(15) Commitments and Contingencies

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of external legal service providers, litigation-related fees of $1.4 million and $5.5 million were recognized for the three months ended March 31, 2013 and 2012, respectively.

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

The Company accounts for the maturities of life settlements with subrogation rights net of subrogation expenses as contingent gains in accordance with ASC 450, Contingencies and recognizes the revenue from the maturities of these policies when all contingencies are resolved. See Note 18—Subsequent Events.

Class Action Litigation, Derivative Demands and the Insurance Coverage Declaratory Relief Complaint

The Class Action Litigation

Initially on September 29, 2011, the Company, and certain of its officers and directors were named as defendants in a putative securities class action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Martin J. Fuller v. Imperial Holdings, Inc. et al. Also named as defendants were the underwriters of the Company’s initial public offering. That complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, alleging that the Company should have, but failed to disclose in the registration statement for its initial public offering purported wrongful conduct relating to its life finance business that gave rise to the USAO Investigation. On October 21, 2011, an amended complaint was filed that asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, based on similar allegations. On October 25, 2011, defendants removed the case to the United States District Court for the Southern District of Florida.

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

The Insurance Coverage Declaratory Relief Complaint

On June 13, 2012, Catlin Insurance Company (UK) Ltd. (“Catlin”) filed a declaratory relief action against the Company in the United States District Court for the Southern District of Florida. The complaint seeks a determination that there is no coverage under Catlin’s primary Directors, Officers and Company Liability Policy (the “Policy”) issued to the Company for the period February 3, 2012 to February 3, 2012, based on a prior and pending litigation exclusion (the “Exclusion”). Catlin also seeks a determination that it is entitled to reimbursement of the approximately $800,000 in defense costs and fees advanced to the Company in the first quarter of 2012 under the Policy if it is determined that the Exclusion precludes coverage. As of the filing of this Quarterly Report on Form 10-Q, the Company has not yet been served with the complaint.

Derivative Demands

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

While non-binding and subject to certain contingencies, the Term Sheet provides that each of the parties will endeavor to enter into definitive settlement agreements in respect of the class action litigation, derivative action and insurance coverage declaratory relief complaint. Although definitive settlement agreements have not been executed as of the filing of this Quarterly Report on Form 10-Q, the Company does expect to continue to work in good faith with the other parties to the Term Sheet to execute settlement agreements as soon as is practicable.

The terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by the Company’s primary and excess D&O Carriers and the issuance of two million warrants for shares of the Company’s stock with an estimated value of $3.1 million at the date of the signing of the Term Sheet. The value of the warrants were reassessed at March 31, 2013 and resulted in an increase of $2.3 million. The estimated fair value at March 31, 2013 was $5.4 million. The warrants will have a five-year term with an exercise price of $10.75 and will be issued when the settlement proceeds are distributed to the claimants. In addition, the underwriters in Company’s initial public offering are to waive their rights to indemnity and contribution by the Company. The Company established a reserve related to the proposed settlement of $15.1 million, which is included in other liabilities and a receivable for insurance recoverable from the Company’s D&O Carrier of $11.0 million, which is included in prepaid and other assets. The $4.1 million net effect of the proposed settlement is included in legal fees in the statement of operations for the year ended December 31, 2012 and an additional $2.3 million is included in the three month period ended March 31, 2013.

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

Litigation

We are party to various other legal proceedings that arise in the ordinary course of business. We believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations. See Note 18—Subsequent Events.

(16) Stockholders’ Equity

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

(17) Income Taxes

Except as noted below, our provision for income taxes is estimated to result in an annual effective tax rate of 0.0% in 2013, except as noted below. The 0.0% effective tax rate is a result of our recording of a valuation allowance for those deferred tax assets that are more likely than not expected to be recovered in the future. Due to large losses in 2011 and 2012, the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and the class action lawsuits and expectation of taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the three months ended March 31, 2012 we reduced the deferred tax valuation allowance from continuing operations on $41,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. As the Company sold all of its remaining investment securities in the first quarter of 2013, this allocation between continuing operations and other comprehensive income was reversed.

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

In February of 2013 the Company was notified by the Internal Revenue Service of its intention to examine the Company’s partnership return for the year ended December 31, 2010. In April of 2013, the Internal Revenue Service notified the Company that it had decided not to proceed with the examination.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as to income tax in Florida and other states in which it operates.

At March 31, 2013, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that relate to the Conversion and was charged to paid-in-capital in the first quarter of 2011.

(18) Subsequent Events

Revolving Credit Facility

Effective April 29, 2013, White Eagle Asset Portfolio, LLC (“White Eagle”), a subsidiary of the Company, entered into a 15-year revolving credit agreement (the “Credit Agreement”) with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent (the “Agent”).

General & Security. The Credit Agreement provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. Upon the closing of the Credit Agreement, White Eagle owns a portfolio of 459 life insurance policies with an aggregate death benefit of approximately $2.28 billion, which has been pledged as collateral under the Credit Agreement. In addition, the equity interests of White Eagle have been pledged under the Credit Agreement.

Borrowing Base. Borrowing availability under the Credit Agreement is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of debt service (other than the rate floor described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit.

Amortization & Distributions. Proceeds from the policies pledged as collateral under the Credit Agreement will be distributed pursuant to a waterfall. Absent an event of default, after premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding interest and principal on the loan, unless the lenders determine otherwise. Generally, after payment of interest and principal, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. With respect to approximately 25% of the face amount of policies pledged as collateral under the Credit Agreement, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments in respect of amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle may instead be applied to fund certain operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

Initial Advance and Use of Proceeds. Amounts advanced to White Eagle following effectiveness of the Credit Agreement were approximately $83.0 million, with certain of the proceeds used to pay transaction expenses, and with a distribution to the Company used, in part, to redeem the notes outstanding under the Bridge Facility and to fund the Release Payment described below under—Subrogation Rights, net. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral, to pay debt service (other than the greater of LIBOR and 1.5%), and to pay the fees of service providers. Subsequent advances in respect of newly pledged policies are at the discretion of the lenders and the use of proceeds from those advances are at the discretion of the lenders.

Interest. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to a rate floor of 1.5%. The base rate under the Credit Agreement equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%.

Maturity. The term of the Credit Agreement expires April 28, 2028.

Covenants/Events of Defaults. The Credit Agreement contains covenants and events of default, including those that are customary for asset-based credit agreements of this type and including cross defaults under the servicing, contribution and pledge agreements entered into in connection with the Credit Agreement, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiaries and performance of certain obligations by certain relevant subsidiaries, White Eagle and third parties. The Credit Agreement does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation with determinations as to the satisfaction of such tests made by the lenders with a high degree of discretion.

Repayment of Bridge Notes

On April 30, 2013, in connection with the borrowings described above under Revolving Credit Facility, Greenwood, redeemed all of its outstanding 12% Senior Secured Increasing Rate Bridge Notes due 2014 issued under the Bridge Facility. Total payments of principal and interest from the issuance of the notes through redemption were $45.5 million. Effective as of the redemption date, the life insurance policies that were owned by Greenwood were released as collateral under the Indenture and were contributed to White Eagle.

Subrogation Rights, net

On April 30, 2013, the Company and its subsidiaries, Imperial Premium Finance, LLC, Imperial PFC Financing, LLC, Imperial PFC Financing II, LLC, Imperial Life Financing II, LLC and Imperial Life & Annuity Services, LLC (together, the “Imperial Parties”) entered into a Master Termination Agreement and Release (the “Termination Agreement”) with CTL Holdings, LLC (“CTL” and together with the Imperial Parties, the “LPIC Parties”) and Lexington Insurance Company (the “LPIC Provider”). Under the Termination Agreement, the LPIC Parties made a payment of $48.5 million to the LPIC Provider (the “Release Payment”) and the LPIC Provider and the LPIC Parties provided full releases to each other in respect of the lender protection insurance coverage issued by the LPIC Provider and the claims paid by the LPIC Provider in respect of that coverage.

Pursuant to the Termination Agreement, the LPIC Provider released any and all subrogation claims and related salvage rights in 323 life insurance policies with an aggregate death benefit of approximately $1.66 billion that have historically been characterized as “Life Settlements with Subrogation rights, net.” 267 of these 323 life insurance policies, with an aggregate death benefit of approximately $1.34 billion, have been contributed to White Eagle and have been pledged as collateral securing the Credit Agreement described above under—Revolving Credit Facility. The Company is currently evaluating the remaining policies that were subject to the LPIC Provider’s subrogation claims and salvage rights and may determine to intentionally lapse certain policies that have a low return profile or as its portfolio management strategy dictates.

Additionally, with the Termination Agreement, the Company no longer expects to receive servicing fees from the LPIC Provider from servicing polices with subrogation rights. For the quarter ended March 31, 2013 and 2012, the LPIC Provider paid servicing fees of $234,000 and $1.2 million, respectively.

Policy Acquisitions

On April 30, 2013, OLIPP III, LLC, a subsidiary of the Company purchased all of the membership interests in CTL from Monte Carlo Securities, Ltd. Prior to this acquisition, the LPIC Provider maintained subrogation rights in the life insurance policies owned by CTL. Those rights were terminated pursuant to the Termination Agreement described above under—Subrogation Rights, net. CTL was acquired in exchange for $7.0 million and for assuming the amount of the Release Payment allocated to CTL. Antony Mitchell, the Company’s chief executive officer is the manager of CTL and was recused from participating in the Company’s Board of Directors’ consideration and approval of the transaction.

CTL owns a portfolio of 93 life insurance policies with an aggregate death benefit of approximately $340.0 million. None of these policies have been pledged as collateral for the Credit Agreement although the Company may seek to borrow against these policies in the future. The Company is in the process of evaluating each of the acquired policies and may determine to intentionally lapse certain policies that have a low return profile or as its portfolio management strategy dictates.

Certain Balance Sheet Items

Giving effect to the Termination Agreement and the acquisition of CTL, the Company’s portfolio of life insurance policies consists of 639 at May 14, 2013, with 459 of the 639 being pledged as collateral under the Credit Agreement. The Company is currently evaluating the remaining 180 policies that have not been pledged as collateral under the Credit Agreement and estimates that it will need to pay aggregate premium payments of approximately $9.4 million to maintain these policies in force through 2013. As of May 13, 2013, the Company had approximately $31.7 million in cash and cash equivalents.

Certain Litigation Related Matters

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida. The complaint seeks to contest the validity of at least twenty-nine (29) policies issued by Sun Life. The complaint also asserts the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations Act, (2) common law fraud, (3) civil conspiracy, (4) tortious interference with contractual obligations, and (5) an equitable accounting. Based on a preliminary assessment of the complaint, the Company believes that it is without merit and intends to defend itself vigorously. No reserve has been established for this litigation.

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”), the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000.00. The Company is currently reviewing the order and recorded a reserve of $850,000 that is included in legal fees for the three months ended March 31, 2013.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 provides additional information about our business, operations and financial condition.

Recent Developments, Uncertainties & Outlook

As a consequence of the unanticipated expenses incurred by the Company in connection with the USAO Investigation, the SEC Investigation and the related shareholder litigation, the Company had been anticipating a liquidity shortfall in the second quarter of 2013. On March 27, 2013, a subsidiary of the Company borrowed $45.0 million in aggregate principal amount under an 18-month senior secured bridge facility while the Company continued in its efforts to source longer-term capital.

Effective April 29, 2013, a subsidiary of the Company entered into a 15-year revolving credit facility providing for up to $300.0 million in borrowings to pay premiums on the policies pledged as collateral under the facility, debt service and for the fees and expenses of certain service providers. The initial advance under this facility was approximately $83.0 million, with a portion of such borrowings used to retire the debt outstanding under the senior-secured bridge facility. In addition, proceeds of the initial advance were used to pay transaction fees and expenses, a distribution to the Company and to fund a $48.5 million release payment to the Company’s lender protection insurance provider who released all of its salvage and subrogation rights in 323 policies that the Company has historically treated as contingent assets and described as “Life Settlements with Subrogation rights, net” as well as in 93 policies that were owned by CTL Holdings, LLC (“CTL”). On April 30, 2013, the Company acquired CTL and its 93 policies and, as of the filing of this quarterly report the Company’s portfolio consists of 639 policies, with an aggregate death benefit of $3.1 billion.

459 of the Company’s policies, with an aggregate death benefit of $2.3 billion, have been pledged as collateral under the revolving credit facility and the Company can use subsequent draws to pay premiums on these policies. The Company is presently evaluating the 180 policies that have not been pledged as collateral, the majority of which had historically been maintained by the Company’s lender protection insurance carrier, and may pledge certain of these policies in the future. It may also determine to sell or lapse certain of these policies as its portfolio strategy and liquidity needs dictate. Should it choose maintain all of these policies in force, the Company estimates that it will need to pay approximately $9.4 million to maintain these 180 policies in force through 2013 and may seek to raise additional capital to maintain some or all of these policies.

Two policies owned by the Company matured during the quarter ended March 31, 2013 with death benefits of $5.0 million and $1.0 million, respectively. The death benefits, together with interest, were collected during the second quarter of 2013.

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

While non-binding and subject to certain contingencies, the terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by Imperial’s primary and excess D&O Carriers, and the issuance of two million warrants for shares of the Company’s stock with an estimated value of $3.1 million at the date of the signing of the Term Sheet. The value of the warrants will be re-assessed at issuance. The warrants will have a five-year term with an exercise price of $10.75 and will be issued when the settlement proceeds are distributed to the claimants. In addition, the underwriters in Imperial’s initial public offering are to waive their rights to indemnity and contribution by Imperial. The Company established a reserve related to the proposed settlement of $15.1 million, which is included in other liabilities and a receivable for insurance recoverable from the Company’s D&O Carrier of $11.0 million, which is included in prepaid and other assets. The $4.1 million net effect of the settlement was included in legal fees in the statement of operations for the year ended December 31, 2012.

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

The Company established a reserve related to the proposed derivative settlement and insurance trust of $2.5 million, which is included in other liabilities and a receivable for insurance recoverable from the Company’s D&O Carrier of $1.5 million, which is included in prepaid and other assets. The net effect of the settlement of $1.0 million was included in legal fees in the statement of operations for the year ended December 31, 2012.

The proposed settlement also requires Imperial to advance legal fees to and indemnify certain individuals covered under the policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

Use of Updated Life Expectancies & Recent Announcements by Life Expectancy Providers

During the second half of 2012, in anticipation of a potential financing transaction, the Company began receiving updated life expectancy reports on the insureds represented in the Company’s portfolio of life insurance policies from both its historical provider of life expectancy reports, AVS Underwriting LLC (“AVS”), and another third party life expectancy provider, 21st Services, LLC (“21st Services”). Beginning with the quarter ended September 30, 2012 and consistent with the practice of many participants in the secondary and tertiary markets, the Company began utilizing a “blend” of the life expectancy reports furnished by these life expectancy providers to establish a composite mortality factor input into its fair value model.

On January 22, 2013, 21st Services announced revisions to its underwriting methodology and, on February 4, 2013, announced that it was correcting errors discovered in its previously announced revised methodology. According to 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by the LE Provider by 19%. As of March 31, 2013, the Company has not, however, received updated life expectancy reports from 21st Services that utilize its revised methodology nor has the Company completed an evaluation of the impact the revised methodology may have on the fair value of the Company’s portfolio of life insurance policies. As a result of the 21st Services revisions and based on management’s assessment of the reaction of other market participants to the revisions, for the three months ended March 31, 2013, the Company increased the life expectancies furnished by 21st Services by 13% prior to blending them with the life expectancy reports furnished by AVS. As a general matter, we expect that we will need to procure updated life expectancies no less frequently than every 24 months on the 459 policies pledged as collateral under the revolving credit facility discussed above under Recent Developments, Uncertainties &Outlook and, in time, expect that we will procure updated life expectancy reports from 21st Services on the majority of our policies (assuming the Company does not cease utilizing 21st Services as a LE Provider). The fair value calculations in future periods will, accordingly, then reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as such updated life expectancy reports are procured. At March 31, 2013, had the Company not applied a 13% increase to the 21st Services life expectancy reports, the fair value of the Company’s portfolio of life insurance policies would have increased from the reported amount of $117.7 million by $21.4 million.

Additionally, the Company’s other life expectancy provider, AVS Underwriting LLC (“AVS”), filed for federal bankruptcy protection under Chapter 11 on February 12, 2013. The Company cannot, at this time, predict what impact the bankruptcy filing will have on the Company’s ability to procure life expectancy reports from AVS in the future, AVS’s ability to continue its operations or whether other market participants will continue to use AVS life expectancy reports for valuation purposes going forward. As a result of these developments, the Company may need to adjust the application of life expectancy reports in its fair value methodology or source reports from different life expectancy providers in future periods, which could have a material impact on the Company’s fair value calculations and materially and adversely affect our business, financial condition and results of operations.

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

The mortality rating is used to create a series of best estimate probabilistic cash flows. This probability represents a mathematical curve known as a mortality curve. This curve is then used to generate a series of expected cash flows over the remaining expected lifespan of the insured and the corresponding policy. A discounted present value calculation is then used to determine the value of the policy. If the insured dies earlier than expected, the return will be higher than if the insured dies when expected or later than expected.

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

As is the case with most market participants at March 31, 2013, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$98,706	$(19,026)
-	$117,732	$—
-6	$138,153	$20,421

As noted above, the Company takes an average, or blend, of the two life expectancy reports to derive a composite mortality factor, unless the difference in the probability of mortality between the reports is greater than 150%. In such instances and as reflected in the fair market value at December 31, 2012 and March 31, 2013, the Company will cap the higher mortality factor at amount that is 150% above the lower mortality factor, which ultimately reduces the mortality factor inputted into the Company’s fair value model. At December 31, 2012 and March 31, 2013, had the Company not implemented such a cap on affected policies, the fair value of the Company’s portfolio would have increased from the reported amount by $5.9 million and $5.8 million, respectively. Additionally, the Company increased the life expectancies furnished by 21st Services by 13% at March 31, 2013 prior to blending them with the life expectancy reports furnished by AVS. Had the Company not implemented such an adjustment, the fair value of the Company’s portfolio would have increased from the reported amount of $117.7 million by $21.4 million.

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

As of March 31, 2013, the Company owned 220 policies with an aggregate investment in life settlements of $117.7 million. Of these 220 policies, 177 were previously premium financed and are valued using discount rates that range from 16.80% to 33.80%. The remaining 43 policies are valued using discount rates that range from 14.80% to 24.80%.

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

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
22.08%	-50%	$120,664	$2,932
22.58%	—	$117,732	—
23.08%	50%	$114,918	$(2,814)

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

Revenue/Income Recognition

Our primary sources of revenue/income are in the form of unrealized change in fair value of life settlements, interest income, and origination fee income, servicing income and realized gains on sales of structured settlements. Our revenue/income recognition policies for these sources of revenue/income are as follows:

•

Change in Fair Value of Life Settlements—When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. Changes in the fair value of the investment is also recognized upon the receipt of death notice or verified obituary of insured.

•

Gains on Life Settlement, Net—The Company recognizes gains from life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

•

Interest Income—Interest income on premium finance loans is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition. Once the premium finance loans on our balance sheet mature, we will no longer have any revenue generated from interest income from premium finance loans. Discounts on structured settlement receivables are accreted over the life of the settlement using the effective interest method.

•

Origination Fee Income—Loans often include origination fees which are fees payable to us on the date the loan matures. The fees are negotiated at the inception of the loan on a transaction by transaction basis. The fees are accreted into income over the term of the loan using the effective interest method. Once the premium finance loans on our balance sheet mature, we will no longer have any revenue generated from origination income.

•

Servicing Income—We receive income from servicing life insurance policies controlled by a third party. These services include verifying premiums are paid and correctly applied and updating files for medical history and ongoing premiums. Upon the effectiveness of the Termination Agreement discussed in Note 18 to the accompanying financial statements, the Company will not receive servicing income from its lender protection insurance carrier in future periods.

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

At March 31, 2013 and 2012, due to the large losses and the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and class action lawsuits, we recorded a full valuation allowance against our net deferred tax asset. as it is more likely than not that the net deferred tax asset is not realizable. As a result of these increases in the valuation allowance, we recorded no income tax benefit for the period ended March 31 2013 and 2012.

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

In February of 2013 the Company was notified by the Internal Revenue Service of its intention to examine the Company’s partnership return for the year ended December 31, 2010. In April of 2013, the Internal Revenue Service notified the Company that it had decided not to proceed with the examination.

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

Management evaluates securities for other than-temporary-impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the Company’s intent to hold the security until maturity or for a period of time sufficient for a recovery in value, whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the length of time and extent to which fair value has been less than amortized cost, the historical and implied volatility of the fair value of the security, failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency and recoveries or additional declines in fair value subsequent to the balance sheet date. The Company liquidated its entire portfolio of investment securities available for sale during the first quarter of 2013.

Recent Accounting Pronouncements

Note 2 of the Condensed Notes to Consolidated Financial Statements discusses accounting standards adopted during the three months ended March 31, 2013. The adoption of these standards has not had an impact on the Company’s financial position or results of operations.

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

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share data)
Income
Interest income	$87	$906
Interest and dividends on investment securities available for sale	14	128
Origination fee income	—	250
Realized gain on sale of structured settlements	3,541	2,475
Gain on sale of life settlements, net	—	236
Change in fair value of life settlements	1,840	4,255
Unrealized change in fair value of structured settlements	545	610
Servicing fee income	234	358
Other income	92	748

Total income	6,353	9,966

Expenses
Interest expense	103	774
Gain on loan payoffs and settlements, net	—	(9)
Amortization of deferred costs	7	982
Personnel costs	3,332	3,689
Marketing costs	811	2,162
Legal fees	4,077	7,890
Professional fees	1,101	1,919
Insurance	519	470
Other selling, general and administrative expenses	694	1,001

Total expenses	10,644	18,878

Loss before income taxes	(4,291)	(8,912)
Provision (benefit) for income taxes	40	(41)

Net loss	$(4,331)	$(8,871)

Loss per share:

Basic	$(0.20)	$(0.42)

Diluted	$(0.20)	$(0.42)

Weighted average shares outstanding:

Basic	21,206,121	21,204,618

Diluted	$21,206,121	$21,204,618

Life Finance Segment Results (in thousands)

	For the Three Months Ended March 31,
	2013	2012
Income	$2,139	$5,968
Expenses	2,107	5,140

Segment operating income	$32	$828

Structured Settlements Segment Results (in thousands)

	For the Three Months Ended March 31,
	2013	2012
Income	$4,192	$3,233
Expenses	3,949	6,089

Segment operating income (loss)	$243	$(2,856)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	For the Three Months Ended March 31,
	2013	2012
Life finance
Income
Interest income	$20	$845
Origination income	—	250
Change in fair value of life settlements	1,840	4,255
Gain on sale of life settlements, net	—	236
Servicing fee income	234	358
Other	45	24

	2,139	5,968

Direct segment expenses
Interest expense	100	773
Gain on loans payoffs and settlements, net	—	(9)
Amortization of deferred costs	7	982
Personnel costs	1,447	1,309
Legal fees	(99)	1,008
Professional fees	177	433
Insurance	212	211
Other selling, general and administrative expenses	263	433

	2,107	5,140

Segment operating income	$32	$828

Structured settlements
Income
Realized gain on sale of structured settlements	$3,541	$2,475
Interest income	67	61
Unrealized change in fair value of structured settlements	545	610
Other income	39	87

	4,192	3,233

Direct segment expenses
Personnel costs	1,767	2,154
Marketing costs	811	2,162
Legal fees	428	590
Professional fees	319	413
Insurance	212	212
Other selling, general and administrative expenses	412	558

	3,949	6,089

Segment operating income (loss)	$243	$(2,856)

Consolidated
Segment operating income (loss)	275	(2,028)
Unallocated income
Interest and dividends on investment securities available for sale	14	128
Other income	8	636

	22	764

Unallocated expenses
Interest expense	3	1
Personnel costs	117	226
Legal fees	3,747	6,292
Professional fees	605	1,073
Insurance	95	47
Other selling, general and administrative expenses	21	9

	4,588	7,648

Loss before income taxes	(4,291)	(8,912)
Provision (benefit) for income taxes	40	(41)

Net loss	$(4,331)	$(8,871)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net loss for the three months ended March 31, 2013 was $4.3 million as compared to a net loss of $8.9 million for the three months ended March 31, 2012, a decrease of $4.6 million or 52%. Total income was $6.3 million for the three months ended March 31, 2013, a 37% decrease over total income of $10.0 million during the three months ended March 31, 2012. Total expenses were $10.6 million for the three months ended March 31, 2013 compared to total expenses of $18.9 million incurred during the three months ended March 31, 2012, a reduction of $8.3 million, or 44%.

In our life finance segment, operating profit decreased by $796,000 to $32,000 for the quarter ended March 31, 2013. We recorded a change in fair value of life settlements of $1.8 million, which resulted in a decrease of $2.5 million versus the first quarter of 2012. As a result of the voluntary termination of our premium finance business, we had decreases in interest income of $825,000 and origination income of $250,000 versus the first quarter of 2012.

Life finance segment expenses were $2.1 million during the three months ended March 31, 2013 compared to $5.1 million during the three months ended March 31, 2012, a decline of $3.5 million, or 59%. These declines were driven primarily by a $975,000 reduction in amortization of deferred costs, a $673,000 reduction in interest expense and a $256,000 reduction in professional services offset by legal fees of $1.1 million recouped related to litigation settlement of life insurance policies.

As of March 31, 2013, we had loans receivable totaling $1.8 million compared to $19.3 million as of March 31, 2012, a decrease of $17.5 million, or 91%. Loans outstanding declined from 94 to 14. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $250,000 and $845,000, respectively, during the three months ended March 31, 2012, to zero and $20,000, respectively, during the same period in 2013, a reduction of $250,000 and $825,000 or 100% and 98%, respectively.

Interest expense declined to $103,000 during the three months ended March 31, 2013, compared to $774,000 during the three months ended March 31, 2012, a reduction of $671,000 or 87%, as notes payable increased from $11.5 million as of March 31, 2012 to $41.4 million, net of discount as of March 31, 2013. During the year ended December 31, 2012, the company repaid all outstanding notes payable which was associated with its LPIC financing facilities, resulting in a zero balance for the quarter ended March 31, 2013. The amount of $41.4 million outstanding at March 31, 2012 relates to a Bridge Facility issued during the quarter ended March 31, 2013 with a face value of $45.0 million and discount of $3.6 million, that is collateralized by the life insurance policies owned by Greenwood Asset Portfolio, LLC, a subsidiary of the Company. Interest expense of $100,000 is associated with this facility. See Note 12 and 18 to the accompanying consolidated financial statements.

Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, was $7,000 during the three months ended March 31, 2013 as compared to $982,000 during the three months ended March 31, 2012, a decrease of $975,000. As described previously, the lender protection insurance program was terminated as of December 31, 2010. As of March 31, 2013, there are no lender protection insurance related costs remaining to be amortized.

As of March 31, 2013, the Company owned 220 policies with a fair market value of $117.7 million compared to $102.3 million at March 31, 2012, an increase of $15.4 million or 15%. During the three months ended March 31, 2013, the Company acquired 8 life insurance policies compared to 9 policies during the three months ended March 31, 2012. Total aggregate death benefit of polices acquired was $32.8 million and $61.5 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Of the 8 policies acquired during 2013, all were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 9 policies acquired in the same manner for 2012. As of March 31, 2013, the aggregate death benefit of the Company’s investment in life settlements is $1.1 billion. During the first quarter of 2013, two life insurance policies owned by the Company with face amounts of $5.0 million and $1.0 million, respectively, matured. Change in fair value of life settlements of $4.9 million from these settlements was recorded in the consolidated statement of operations for the three months ended March 31, 2013.

These 220 policies owned as of March 31, 2013, 177 were previously premium financed and are valued using discount rates that range from 16.80% – 33.80%. The remaining 43 policies are valued using discount rates that range from 14.80% – 24.80%.

Change in fair value of life settlements was approximately $1.8 million for the three months ended March 31, 2013 compared to $4.3 million for the three months ended March 31, 2012, a decrease of $2.5 million. This loss was primarily driven by increased life expectancy inputs to the Company’s fair value model. During the three months ended March 31, 2013, 8 policies compared to 9 policies for the same period in 2012 were acquired resulting in a change in fair value of $920,000 and $153,000, respectively. During the first quarter of 2013, two life insurance policies owned by the Company with face amounts of $5.0 million and $1.0 million, respectively, matured. Change in fair value of life settlements of $4.9 million from these settlements was recorded in the consolidated statement of operations for the three months ended March 31, 2013.

In our structured settlements segment, total income was $4.2 million for the three months ended March 31, 2013 compared to $3.2 million in March 31, 2012, an increase of $1.0 million or 31%. This was due to an increase in transaction size of the deals being sold. During the three months ended March 31, 2013, 163 structured settlements that were sold that resulted in a gain of $3.5 million compared to 463 structured settlements that were sold that resulted in a gain of $2.5 million during the three months ended March 31, 2012. Unrealized change in fair value of structured settlements receivable was $545,000 for the three months ended March 31, 2013 compared to $610,000 in for the three months ended March 3,1 2012, a decrease of $65,000 or 11%.

Selling, general and administrative expenses decreased by $2.1 million to $4.0 million. Significant expense reductions were made in marketing costs of $1.4 million associated with a reduction in advertising and other promotional activities, reduction in personnel costs of $400,000, and a reduction in legal fees of $162,000.

This segment continues to be characterized by high growth in lead generation and sales as well as high operating costs. Segment operating profit was $243,000 for the three months ended March 31, 2013, an increase of $3.1 million over the segment operating loss of $2.9 million recorded during the three months ended March 2012.

Non-direct segment expense was $4.6 million for the three months ended March 31, 2013 compared to $7.7 million for the three months ended March 31, 2012, a decrease of $3.1 million or 40%. This is primarily driven by a decrease in legal fees of $2.6 million or 41%, professional fees reduced by $495,000 or 45% and personnel costs decreased by $109,000 or 48%. Total legal expenses for 2013 were $3.7 million which is mainly associated with the USAO Investigation, compared $5.5 million for the three months ended March 31, 2012.

Due to the USAO Investigation, SEC investigation, Non-Prosecution Agreement and the class action lawsuits and the effect that they and related matters have had on our business, the Company determined that it was more likely than not that the net deferred tax asset at March 31, 2013 and 2012 was not realizable and accordingly, established a 100 percent valuation allowance against it net deferred tax asset at March 31, 2013 and 2012. For the period ended March 31, 2012, we recorded the deferred tax valuation allowance from continued operations by $41,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. As the Company sold all of its remaining investment securities in the first quarter of 2013, this allocation between continued operations and other comprehensive income was reversed.

Life Finance Business

Our results of operations for our life finance segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Life finance
Income
Interest income	$20	$845
Origination income	—	250
Change in fair value of life settlements	1,840	4,255
Gain on sale of life settlements, net	—	236
Servicing fee income	234	358
Other	45	24

	2,139	5,968

Direct segment expenses
Interest expense	100	773
Gain on loans payoffs and settlements, net	—	(9)
Amortization of deferred costs	7	982
Personnel costs	1,447	1,309
Legal fees	(99)	1,008
Professional fees	177	433
Insurance	212	211
Other selling, general and administrative expenses	263	433

	2,107	5,140

Segment operating income	$32	$828

The following table highlights certain selected operating data in our life finance segment for the periods indicated (in thousands except number of loans percentage, age and life expectancy):

	For the Three Months Ended March 31,
	2013	2012
Period Acquisitions—Policies Owned
Number of policies acquired	8	9
Average age of insured at acquisition	76.8	75.8
Average life expectancy—Calculated LE (Years)	12.3	12.6
Average death benefit	$4,094	$6,833
Aggregate purchase price	$1,524	$2,163

End of Period—Policies Owned
Number of policies owned	220	197
Average Life Expectancy—Calculated LE (Years)	10.8	10.5
Aggregate Death Benefit	$1,099,906	$991,966
Aggregate fair value	$117,732	$102,295
Monthly premium—average per policy	$10.4	$8.2

End of Period Loan Portfolio
Loans receivable, net	$1,769	$19,300
Number of policies underlying loans receivable	14	94
Aggregate death benefit of policies underlying loans receivable	$56,900	$431,350
Number of loans with insurance protection	5	56
Loans receivable, net (insured loans only)	$93	$12,789
Average Per Loan:
Age of insured in loans receivable	75.8	75.1
Life expectancy of insured (years)	15.6	15.5
Monthly premium	$5	$5
Loan receivable, net	$126	$205
Interest rate	12.5%	12.4%

Life Finance Business

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Income

Interest Income. Interest income was $20,000 for the three months ended March 31, 2013 compared to $845,000 for the comparable period in 2012, a decrease of $825,000, or 98%. During the three months ended March 31, 2013 and March 31, 2012, the Company originated no loans. Interest income declined as the balance of loans receivable, net decreased from $19.3 million as of March 31, 2012 to $1.8 million as of March 31, 2013 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of March 31, 2013 and 2012 was 14.0% and 12.5%, respectively. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was zero for the three months ended March 31, 2013, compared to $250,000 for the comparable period in 2012. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC provider. As a result of the voluntary termination of our premium finance business, we did not originate any loans or origination fees during 2012 or 2013. We will cease accruing origination fee income once our outstanding premium finance loans mature.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was approximately $1.8 million for the three months ended March 31, 2013 compared to $4.3 million in March 31, 2012, a decrease of $2.5 million. This reduction was primarily driven by increased life expectancy inputs to the Company’s fair value model. During the three months ended March 31, 2013, 8 policies compared to 9 policies for the same period in 2012 were acquired resulting in a change in fair value of $920,000 and $153,000, respectively.

The discount rates used in the fair value calculation for the three months ended March 31, 2013 ranged from 14.80% to 33.80% with a range of 16.65% to 32.25% utilized for the three months ended March 31, 2012. See Note 13 to the accompanying consolidated financial statements.

Servicing Fee Income. Servicing income was $234,000 for the three months ended March 31, 2013 compared to $358,000 for the comparable period in 2012, a decrease of $124,000 or 35%. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. This decrease was primarily due to a reduction in the number of policies serviced.

Gain on sale of life settlements, net. Gain on sale of life settlements, net was $236,000 for the three months ended March 31, 2012 is associated with the sale of 2 policies during that period. There was no sale for the three months ended March 31, 2013.

Expenses

Interest Expense. Interest expense was $100,000 for the three months ended March 31, 2013 compared to $773,000 for the comparable period in 2012, a decrease of $673,000, or 87%. The decrease in interest expense is due to a decline in notes payable related to LPIC financing facilities from $11.5 million as of March 31, 2012 to zero as of March 31, 2013. A Bridge Facility was issued during the quarter ended March 31, 2013 with a face value of $45.0 million and discount of $3.6 million, the facility is collateralized by the life insurance policies owned by Greenwood Asset Portfolio, LLC, a subsidiary of the Company. Interest expense of $100,000 is associated with this facility. See Notes 12 and 18 to the accompanying consolidated financial statements.

Gains on Loan Payoffs and Settlements, Net. Gain on loan payoffs and settlements, net, was zero for the three months ended March 31, 2013 compared to $9,000 for the comparable period in 2012, a decrease of $9,000. The amount for 2012 is associated with the pay off of 1 loan during the period.

Amortization of Deferred Costs. Amortization of deferred costs was $7,000 during the three months ended March 31, 2013 as compared to $982,000 for the comparable period in 2012, a decrease of $975,000, or 99%. Lender protection insurance related costs accounted for zero and $767,000 of total amortization of deferred costs during the three months ended March 31, 2013 and 2012, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and 5 loans with lender protection insurance remained outstanding as of March 31, 2013. No lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses. SG&A expenses were $2.0 million for the three months ended March 31, 2013 compared to $3.4 million for the comparable period in 2012, a decrease of $1.4 million or 41%. This was due primarily to a decrease in professional services of $256,000 and other expenses of $170,000. These were offset by a $100,000 increase in personnel costs.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

Income
Realized gain on sale of structured settlements	$3,541	$2,475
Interest income	67	61
Unrealized change in fair value of structured settlements	545	610
Other income	39	87

	4,192	3,233

Direct segment expenses
Personnel costs	1,767	2,154
Marketing costs	811	2,162
Legal fees	428	590
Professional fees	319	413
Insurance	212	212
Other selling, general and administrative expenses	412	558

	3,949	6,089

Segment operating income (loss)	$243	$(2,856)

The following table highlights certain selected operating data in our structured settlements segment for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Period Originations:
Number of transactions	171	241
Number of transactions from repeat customers	85	70
Average purchase discount rate	17.4%	18.5%
Face value of undiscounted future payments purchased	$30,721	$30,429
Amount paid for settlements purchased	$5,539	$5,653
Marketing costs	$811	$2,162
Selling, general and administrative (excluding marketing costs)	$3,138	$3,927
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$180	$126
Amount paid for settlement purchased	$32	$23
Time from funding to maturity (months)	12.9	131.7
Marketing cost per transaction	$5	$9
Segment selling, general and administrative (excluding marketing costs) per transaction	$18	$16
Period Sales:
Number of transactions originated and sold	163	175
Realized gain on sale of structured settlements	$3,541	$2,475
Average sale discount rate	9.8%	10.5%
End of Period Portfolio:
Number of transactions on balance sheet	97	132

Structured Settlements

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Income

Interest Income. Interest income was $67,000 for three months ended March 31, 2013 compared to $61,000 for the three months ended March 31, 2012, an increase of $6,000 or 10% primarily as a result of the timing of payments for assets held during the three months ended March 31, 2013. Interest income is accretion during the period on the structured settlement assets held on our balance sheet.

Realized Gain on Sale of Structured Settlements. During the three months ended March 31, 2013, 163 structured settlements were sold which resulted in a gain of $3.5 million compared to 463 structured settlements sold with a gain of $2.5 million during the three months ended March 31, 2012. Of the 463 structured settlements sold, 175 were originated during the first quarter of 2012, and 288 were originated during the fourth quarter of 2011 and held on balance sheet pending the resumption of funding under the Company’s credit facilities. In addition, segment financing costs remained high during the first quarter of 2012 as a result of the USAO Investigation, which impacted the realized gain on sale of structured settlements.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $545,000 for the three months ended March 31, 2013 compared to $610,000 for the same period in 2012. At March 31, 2013 we had 23 structured receivables on our balance sheet compared with 133 structured settlement receivables on our balance sheet as of March 31, 2012. The decrease was due to the Company’s ability to finance these receivables in the dedicated Imperial Settlements Financing 2010, LLC financing facility during 2013.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.1 million to $4.0 million for the three months ended March 21, 2013. Significant expense reductions were made in marketing costs of $1.4 million associated with a reduction in advertising and other promotional activities, personnel costs of $400,000, legal fees of $162,000 and other expenses of $147,000.

This segment continues to be characterized by high growth in lead generation and sales, as well as high operating costs. Segment operating profit was $243,000 during the three months ended March 31, 2013; an increase of $3.1 million over the segment operating loss of $2.9 million recorded during three months ended March 31, 2012.

Liquidity and Capital Resources

The Company has expended considerable resources resolving the USAO Investigation, as well as responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of March 31, 2013, the Company’s cumulative legal and related fees in respect of these matters were $30.5 million, including $1.4 million paid during the three months ended March 31, 2013 and we believe we will continue to spend significant amounts on legal matters related to the USAO and SEC investigations, shareholder litigation and other litigation and judicial proceedings, as well as for potential claims over the next year, and possibly beyond.

We expect to meet our liquidity needs for the next year primarily through our cash resources and, to a lesser extent, through cash flows from sales and financings of structured settlements. While the Company owned 220 policies at March 31, 2013, as of May 14, 2013 the Company’s total portfolio consists of 639 life insurance policies. As discussed below, effective April 29, 2013, a subsidiary of the Company entered into a revolving credit facility, which we expect will be used to pay premiums on the 459 life insurance policies pledged as collateral under the facility. The Company is currently evaluating the 180 policies that have not been pledged as collateral under the revolving credit facility and may seek to sell, borrow against or lapse some of these policies as its liquidity and portfolio management needs dictate. Should it choose to do so, the Company estimates that it will need to pay approximately $9.4 million to maintain these 180 policies in force through 2013 and may seek to raise additional capital to maintain some or all of these policies. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies. The lapsing of policies, if any, would create losses as such assets would be written down to zero.

As of March 31, 2013, we had approximately $50.7 million of cash and cash equivalents. See Note 18 to the accompanying financial statements.

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

Financing Arrangements Summary

Bridge Facility

On March 27, 2013, Greenwood, as issuer, and the Company and OLIPP IV, LLC, as guarantors, entered into an indenture with Wilmington Trust Company, as indenture trustee, under which an aggregate principal amount of $45.0 million in 12% increasing rate senior secured bridge notes were issued (the “Bridge Facility”).

Interest under the Bridge Facility accrues at 12% per annum for the first nine months from the issue date, and would increase by 600 basis points thereafter to 18% per annum. Up to 25% of the net proceeds from the Bridge Facility after transaction expenses were to be used by the Company for general corporate purposes, including for premium payments on life insurance policies not owned by Greenwood, with the balance used to pay fees and expenses associated with the Bridge Facility and for premiums on life insurance policies owned by Greenwood. The Bridge Facility was guaranteed by the Company and secured by the cash on account at Greenwood and its portfolio of life insurance policies. The Bridge Facility was also secured by pledges of the equity interests of Greenwood’s direct parent and each subsidiary of the Company, other than its licensed life settlement provider, that holds life insurance policies that were not subject to the subrogation rights of the Company’s lender protection insurance carrier.

Notes under the Bridge Facility were issued at 92% of their face amount and were pre-payable at par at any time. The Bridge Facility was subject to mandatory prepayment provisions upon the issuance of additional debt, equity raises and asset sales. Mandatory prepayments are generally at par although certain asset sales and a change of control would each trigger a mandatory prepayment obligation at 109%. The Bridge Facility required the maintenance of a 2 times asset coverage ratio and six months of cash on hand to pay interest on the Bridge Facility and premiums on life insurance policies owned by Greenwood. Upon a failure to maintain requisite cash on hand, the Company may have been obligated to sell policies to repay the lenders under the Bridge Facility.

On April 30, 2013, borrowings under the revolving credit facility described below were used to repay all outstanding amounts due under and retire the Bridge Facility and the vast majority of the assets owned by Greenwood were ultimately contributed to White Eagle.

Revolving Credit Facility

Effective April 29, 2013, White Eagle, a subsidiary of the Company, entered into a 15-year revolving credit agreement (the “Credit Agreement”) with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent (the “Agent”).

General & Security. The Credit Agreement provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. Upon the closing of the Credit Agreement, White Eagle owned a portfolio of 459 life insurance policies with an aggregate death benefit of approximately $2.28 billion, which has been pledged as collateral under the Credit Agreement. In addition, the equity interests of White Eagle have been pledged under the Credit Agreement.

Borrowing Base. Borrowing availability under the Credit Agreement is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of debt service (other than the rate floor described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit.

Amortization & Distributions. Proceeds from the policies pledged as collateral under the Credit Agreement will be distributed pursuant to a waterfall. Absent an event of default, after premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Generally, after payment of interest and principal, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. With respect to approximately 25% of the face amount of policies pledged as collateral under the Credit Agreement, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments in respect of amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle may instead be applied to fund certain operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral, to pay debt service (other than the greater of LIBOR and 1.5%), and to pay the fees of service providers. Subsequent advances in respect of newly pledged policies are at the discretion of the lenders and the use of proceeds from those advances are at the discretion of the lenders.

Interest. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to a rate floor of 1.5%. The base rate under the Credit Agreement equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%.

Maturity. The term of the Credit Agreement expires April 28, 2028.

Covenants/Events of Defaults. The Credit Agreement contains covenants and events of default, including those that are customary for asset-based credit agreements of this type and including cross defaults under the servicing, contribution and pledge agreements entered into in connection with the Credit Agreement, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiaries and performance of certain obligations by certain relevant subsidiaries, White Eagle and third parties. The Credit Agreement does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation with determinations as to the satisfaction of such tests involving determinations made by the lenders with a high degree of discretion.

Structured Settlement Financing Arrangements

8.39% Fixed Rate Asset Backed Variable Funding Notes. We formed Imperial Settlements Funding (“ISF”) as a subsidiary of Washington Square Financial, LLC (“WSF”) to serve as a special purpose financing entity to allow us to borrow against certain of our structured settlements and assignable annuities, which we refer to as receivables, to provide us liquidity. On September 24, 2011, we entered into an arrangement to provide financing up to $50.0 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd., or the noteholder, became the initial holder of ISF 2011’s 8.39% Fixed Rate Asset Backed Variable Funding Notes issued under a master trust indenture and related indenture supplement, or the indenture, pursuant to which the noteholder has committed to advance up to $50.0 million upon the terms and conditions set forth in the indenture. The note is secured by the receivables that ISF 2011 acquires from Washington Square from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee.

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

The Life-contingent Structured Settlement Facility. On December 30, 2011, WSF entered into a forward purchase and sale agreement (“PSA”) to sell up to $40.0 million of life-contingent structured settlement receivables to Compass Settlements, LLC (“Compass”). Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $5.0 million, up to $40.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the eligible life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twenty-four months, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company agreed to guaranty WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations. As of March 31, 2013, the Company had available commitments under this facility of $5.1 million.

Premium Finance Loan Maturities

The following table summarizes the maturities of our premium finance loans outstanding as of March 31, 2013 (dollars in thousands):

	Principal and Origination Fee Maturity
	Total at 3/31/2013	Year Ending 12/31/2013
Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$5,371	$—
Weighted average per annum interest rate	14.0%	—
Per annum origination fee as a percentage of the principal balance of the loan at origination	12.0%	—

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(4,052)	$(8,741)
Investing activities	5,147	18,714
Financing activities	42,562	(7,777)

Increase in cash and cash equivalents	$43,657	$2,196

Operating Activities

During the three months ended March 31, 2013, operating activities used cash of $4.1 million. Our net loss of $4.3 million was adjusted for depreciation and amortization of $53,000, amortization of discounts and premiums of $21,000, amortization of deferred financing costs and original issue discount of $40,000, stock-based compensation expense of $191,000, change in fair value of life settlements of $1.8 million, change in unrealized fair value of structured settlements of $545,000, interest income of $87,000, gain on sale of investment securities available for sale of $22,000, and a net positive change in the components of operating assets and liabilities of $2.5 million. This positive change in operating assets and liabilities resulted in part from a $223,000 increase in structured settlements receivables, $696,000 increase in deposits, $62,000 increase in investment in affiliates, $1.7 million increase in prepaid expenses and other assets, $999,000 increase in accounts payable, $3.9 million increase in other liabilities, $95,000 decrease in interest receivable, and $60,000 increase in interest payable.

During the three months ended March 31, 2012, operating activities used cash of $8.7 million. Our net loss of $8.9 million was adjusted for depreciation and amortization of $136,000, amortization of discounts and premiums of $361,000, stock-based compensation expense of $17,000, origination fee income of $250,000, change in unrealized fair value of life settlements of $4.3 million, change in unrealized fair value of structured settlements of $610,000, interest income of $906,000, amortization of deferred costs of $982,000, realized gain on life settlements, net of $236,000, gain on sale of investment securities available for sale of $57,000, and a net positive change in the components of operating assets and liabilities of $4.9 million. This positive change in operating assets and liabilities resulted in part from a $10.3 million increase in structured settlements receivables, $675,000 increase in investment in affiliates, $2.0 million increase in prepaid expenses and other assets, $624,000 increase in accounts payable, $41,000 increase in deferred income tax, $52,000 decrease in interest receivable, and $2.0 million decrease in interest payable.

Investing Activities

For the quarter ended March 31, 2013, cash flows provided by investing activities was $5.1 million and includes $12.1 million in proceeds received from sale of investment securities available for sale, offset by $7.0 million for premiums paid on investments in life settlements.

For the fiscal year ended March 31, 2012, cash flows provided by in investing activities was $18.7 million and includes $27.7 million in proceeds received from sale of investment securities available for sale, $1.5 million in proceeds received from sale of investments in life settlements, and $10.7 million in proceeds from loan payoffs. These were offset by $14.9 million used for purchases of investment securities available for sale and $6.3 million for premiums paid on investments in life settlements.

Financing Activities

For the fiscal year ended March 31, 2013, cash provided by financing activities was $42.6 million and includes $41.4 million in proceeds from the bridge facility and $1.2 million in restricted cash for indemnification deposits received.

For the fiscal year ended March 31, 2012, cash used in financing activities was $7.8 million for the repayment of borrowings under credit facilities.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$892,000	$554,000	$338,000	—	—

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

Off-Balance Sheet Arrangements

Except as described in “—Subrogation Rights, Net,” there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. See Note 18 to the accompanying financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk.

Credit Risk

In our life finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that have a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At March 31, 2013, all of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “A+” to “BBB-”) by Standard & Poor’s, and we owned 7 policies issued by a carrier rated below investment grade.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	March 31,
	2013	2012
Percentage of total number of loans outstanding with lender protection insurance	35.7%	59.6%
Percentage of total loans receivable, net balance covered by lender protection insurance	19.6%	65.3%

For the loans that had lender protection insurance and that matured during the three months ended March 31, 2013 and 2012, the lender protection insurance claims paid to us were 0.0% and 88.0%, respectively, of the contractual amount of the insured loans.

Our premium finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit of the collateral and 10% of outstanding loan balance as of March 31, 2013:

Carrier	Percentage of Total Outstanding Loan Balance	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	36.1%	20.7%	A2	AA-
Lincoln Benefit Life Company	32.9%	26.4%	A1	A+
Transamerica Occidental Life Insurance Carrier	12.2%	17.8%	A1	AA-

As of March 31, 2013, our lender protection insurer, Lexington, had a financial strength rating of “A” with a stable outlook by Standard & Poor’s.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of March 31, 2013:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	20.8%	14.8%	A2	AA-
AXA Equitable Life Insurance Company	12.4%	16.1%	Aa3	A+

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

Interest Rate Risk

At March 31, 2013, fluctuations in interest rates did not impact interest expense in the life finance segment. As discussed above in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the new revolving credit facility entered into by a subsidiary of the Company accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company in the short term. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future.

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

As of March 31, 2013, we owned investments in life settlements (life insurance policies) in the amount of $117.7 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements (life insurance policies), including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements (life insurance policies) due to normal changes in interest rates as a material risk.

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

The Insurance Coverage Declaratory Relief Complaint

On June 13, 2012, Catlin Insurance Company (UK) Ltd. (“Catlin”) filed a declaratory relief action against the Company in the United States District Court for the Southern District of Florida. The complaint seeks a determination that there is no coverage under Catlin’s primary Directors, Officers and Company Liability Policy (the “Policy”) issued to the Company for the period February 3, 2012 to February 3, 2012, based on a prior and pending litigation exclusion (the “Exclusion”). Catlin also seeks a determination that it is entitled to reimbursement of approximately $800,000 in defense costs and fees advanced to the Company in the first quarter of 2012 under the Policy if it is determined that the Exclusion precludes coverage. As of the filing of this Quarterly Report on Form 10-Q, the Company has not yet been served with the complaint.

Derivative Demands

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

Sun Life Litigation

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida. The complaint seeks to contest the validity of at least twenty-nine (29) policies issued by Sun Life. The complaint also asserts the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations Act, (2) common law fraud, (3) civil conspiracy, (4) tortious interference with contractual obligations, and (5) an equitable accounting. Based on a preliminary assessment of the complaint, the Company believes that it is without merit and intends to defend itself vigorously. No reserve has been established for this litigation.

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

Updates to our risk factors are discussed below. Other than the risk factors set forth below, our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2012 with the SEC on March 28, 2013.

The Company may not have access to cash flows from proceeds of policies pledged as collateral under the revolving credit facility.

There are currently 459 life insurance policies pledged as collateral under the revolving credit facility with an aggregate death benefit of approximately $2.3 billion. Proceeds from these policies will be distributed pursuant to a waterfall. After payments to customary service providers, 100% of available proceeds will be directed to pay outstanding interest and principal on the loan unless the lenders under the revolving credit facility determine otherwise. Accordingly, there can be no assurance as to when proceeds from these policies will be distributed to the Company by White Eagle. Any prolonged delay in access to cash flows from these proceeds may adversely affect the Company’s ability to fund its operations and to pay the premiums required to maintain policies that are not pledged as collateral under the revolving credit facility.

The Company will not control decisions regarding collateral pledged under the revolving credit facility.

The lenders will control substantially all matters related to collateral securing the revolving credit facility, including the 459 life insurance policies pledged by the Company and the membership interests in White Eagle. Upon an event of default, absent a waiver, in addition to principal and interest, the lenders’ rights to proceeds from collections under the revolving credit facility will become due. If these obligations cannot be satisfied, the lenders, or their agent, may dispose of, release, or foreclose on (including by means of strict foreclosure), or take other actions with respect to, the collateral with which the Company or its shareholders may disagree or that may be contrary to the interests of its shareholders.

The Company may not be able to raise additional capital in a timely manner on favorable terms or at all.

The Company estimates that it will need to pay $9.4 million and an additional $10.1 million in premiums to keep the 180 life insurance policies that have not been pledged as collateral under the revolving credit facility in force through December 31, 2013 and December 31, 2014, respectively. As of May 13, 2013, the Company had approximately $31.7 million of cash and cash equivalents. The Company may need to seek additional capital to pay premiums on these policies and there can be no assurance that the Company will be able to consummate a financing on favorable terms or at all. If the Company cannot obtain necessary financing, it may need to sell certain of these policies (or may determine to sell policies if its portfolio management needs otherwise dictate), but there can be no assurance that the Company can consummate any sales or that, if consummated, sales of policies will be at or above their carrying values. The Company may also determine to lapse certain of these policies that have a low return profile or as its portfolio management needs dictate. The lapsing of policies, if any, would create losses as the assets would be written down to zero.

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

Date May 14, 2013

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