Form 10-Q
period 2013-06-30
Imperial Holdings, Inc.
filed 2013-08-13
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 13, 2013, the Registrant had 21,237,166 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2013

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our results of operations;

•	continuing costs associated with the USAO investigation, SEC investigation, derivative actions, the class action lawsuits and similar matters;

•	adverse developments, including financial ones, associated with the USAO and SEC investigations, derivative actions or class action lawsuits, other litigation and judicial actions or similar matters;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings, under our revolving credit facility;

•	our inability to obtain financing on favorable terms or at all for life insurance policies that have not been pledged as collateral under our revolving credit facility;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	obligations, including payments that may be undertaken by the Company to settle derivative actions or class action lawsuits;

•	loss of business due to negative press from the USAO investigation, SEC investigation, Non-Prosecution Agreement, class action lawsuits or otherwise;

•	failure to obtain court approval of the settlement agreements for the class action and derivative action lawsuits or appeals of the settlements;

•	costs in excess of our directors’ & officers’ insurance coverage;

•	refusal by our directors’ and officers’ insurance carriers to reimburse us for claims submitted;

•	loss of revenue associated with the termination of our premium finance business;

•	increases to the discount rates used to value the life insurance policies that we own;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	deterioration of the market for life insurance policies and life settlements;

•	our inability to re-sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments associated with uncooperative co-trustees;

•	loss of the services of any of our executive officers;

•	adverse court decisions interpreting insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	our inability to continue to grow our businesses;

•	changes in laws and regulations applicable to premium finance transactions, life settlements or structured settlements;

•	increased competition for the acquisition of structured settlements;

•	adverse developments in capital markets;

•	disruption of our information technology systems;

•	our failure to maintain the security of personally identifiable information pertaining to our customers and counterparties;

•	regulation of life settlement transactions as securities;

•	our limited operating experience;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	increases in premiums on life insurance policies that we own or finance;

•	changes in current tax law regarding the treatment of structured settlements;

•	our ability to grow our database of structured settlement holders;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors.

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

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$21,283	$7,001
Cash and cash equivalents (VIE restricted, Note 5)	2,280	—
Restricted cash	—	1,162
Investment securities available for sale, at estimated fair value	—	12,147
Deferred costs, net	—	7
Prepaid expenses and other assets	14,690	14,165
Deposits - other	1,603	2,855
Interest receivable, net	42	822
Loans receivable, net	206	3,044
Structured settlement receivables, at estimated fair value	1,393	1,680
Structured settlement receivables at cost, net	1,584	1,574
Investment in life settlements, at estimated fair value	47,645	113,441
Investment in life settlements, at estimated fair value (VIE restricted, Note 5)	218,128	—
Fixed assets, net	140	232
Investment in affiliates	2,315	2,212

Total assets	$311,309	$160,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,573	$6,606
Accounts payable and accrued expenses (VIE restricted, Note 5)	1,452	—
Other liabilities	23,123	20,796
Note payable, at estimated fair value (VIE restricted, Note 5)	101,775	—
Income taxes payable	6,295	6,295

Total liabilities	140,218	33,697
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock (80,000,000 authorized; 21,237,166 and 21,206,121 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	212	212
Additional paid-in-capital	239,118	238,064
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(68,239)	(111,628)

Total stockholders’ equity	171,091	126,645

Total liabilities and stockholders’ equity	$311,309	$160,342

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Income
Interest income	$75	$698	$162	$1,604
Interest and dividends on investment securities available for sale	—	132	14	260
Origination fee income	—	188	—	438
Realized gain on sale of structured settlements	3,128	3,134	6,670	5,609
(Loss) gain on life settlements, net	(1,247)	55	(1,247)	291
Change in fair value of life settlements (Notes 13 & 15)	64,846	4,874	66,686	9,129
Unrealized change in fair value of structured settlements	236	569	781	1,178
Servicing fee income	76	327	310	684
Gain on maturities of life settlements with subrogation rights, net	—	6,090	—	6,090
Other income	2,000	116	2,090	866

Total income	69,114	16,183	75,466	26,149

Expenses
Interest expense	10,759	304	10,861	1,078
Change in fair value of note payable	(5,361)	—	(5,361)	—
Loss on extinguishment of debt	3,991	—	3,991	—
Provision for losses on loans receivable	—	441	—	441
(Gain) loss on loan payoffs and settlements, net	(65)	162	(65)	153
Amortization of deferred costs	—	516	7	1,497
Personnel costs	3,653	5,033	6,984	8,722
Marketing costs	617	1,286	1,428	3,447
Legal fees	4,665	5,699	8,744	13,590
Professional fees	1,619	1,795	2,720	3,713
Insurance	479	617	998	1,086
Other selling, general and administrative expenses	1,036	955	1,730	1,959

Total expenses	21,393	16,808	32,037	35,686

Income (loss) before income taxes	47,721	(625)	43,429	(9,537)
(Provision) benefit for income taxes	—	—	(40)	41

Net income (loss)	$47,721	$(625)	$43,389	$(9,496)

Income (loss) per share:

Basic	$2.25	$(0.03)	$2.05	$(0.45)

Diluted	$2.25	$(0.03)	$2.04	$(0.45)

Weighted average shares outstanding:

Basic	21,219,880	21,206,121	21,213,039	21,205,370

Diluted	21,237,166	21,206,121	21,230,325	21,205,370

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income (loss)	$47,721	$(625)	$43,389	$(9,496)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gains on investment securities available for sale	—	(2)	—	64
Reclassification adjustment for gains included in net income	—	—	3	—

Comprehensive income (loss)	$47,721	$(627)	$43,392	$(9,432)

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2013

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2012	21,206,121	212	238,064	(111,628)	(3)	$126,645
Comprehensive income	—	—	—	43,389	3	43,392
Stock-based compensation	—	—	988	—	—	988
Issuance of common stock	13,759	—	57	—	—	57
Issuance of restricted stock	17,286	—	9	—	—	9

Balance, June 30, 2013	21,237,166	212	$239,118	$(68,239)	$—	$171,091

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities		—
Net income (loss)	$43,389	$(9,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100	236
Loan origination cost	10,340	—
Amortization of premiums and accretion of discounts on available for sale securities	21	611
Provisions for losses on loans receivable	—	441
Stock-based compensation	1,054	100
(Gain) loss on loan payoffs and settlements, net	(65)	153
Origination fee income	—	(438)
Change in fair value of life settlements	(66,686)	(9,129)
Unrealized change in fair value of structured settlements	(781)	(1,178)
Change in fair value of note payable	(5,361)	—
Loss (gain) on life settlements	1,247	(291)
Interest income on loans	(162)	(1,604)
Amortization of deferred costs	7	1,497
Loss on extinguishment of debt	3,991	—
Gain on sale and prepayment of investment securities available for sale	(22)	(39)
Change in assets and liabilities:
Certificate of deposit - restricted	—	895
Deposits - other	1,252	(846)
Investment in affiliates	(105)	(907)
Structured settlement receivables	1,190	11,020
Prepaid expenses and other assets	(531)	(931)
Accounts payable and accrued expenses	2,419	(3,918)
Other liabilities	2,327	(2,375)
Interest receivable	95	166
Interest payable	—	(4,294)
Deferred income tax	40	(41)

Net cash used in operating activities	(6,241)	(20,368)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	2	(17)
Purchase of investment securities available for sale	—	(35,492)
Purchase of investments in life settlements	(7,000)	(130)
Proceeds from sale and prepayments of investment securities available for sale	12,111	51,676
Proceeds from maturity of investment in life settlements	6,039	—
Premiums paid on investments in life settlements	(35,556)	(13,118)
Proceeds from surrender of investments in life settlements	1,050	—
Proceeds from sale of investments in life settlements	—	5,626
Proceeds from loan payoffs and lender protection insurance claims received in advance	691	20,680

Net cash (used in) provided by investing activities	(22,663)	29,225

Cash flows from financing activities
Repayment of borrowings under bridge facility	(45,000)	(15,161)
Restricted cash	1,162	(332)
Borrowings from bridge facility	41,400	—
Loan origination cost	(6,731)	—
Borrowings from revolving credit facility	54,635	—

Net cash provided by (used in) financing activities	45,466	(15,493)

Net increase (decrease) in cash and cash equivalents	16,562	(6,636)
Cash and cash equivalents, at beginning of the period	7,001	16,255

Cash and cash equivalents, at end of the period	$23,563	$9,619

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$510	$5,361

Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	$2,924	$2,650

Supplemental disclosures of non-cash financing activities

Credit facility origination costs paid to lender	$4,000	$—

Purchase of policies through release of subrogation claim paid by lender	$48,500	$—

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

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

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of June 30, 2013, the Company had 41 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which historically accounted for the majority of the Company’s revenues and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years until April 30, 2015, but after April 30, 2014 the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement, if the Company otherwise complies with all of its obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertains to the Company (subject to the Company’s continuing compliance with its terms), the USAO is continuing to investigate certain individuals formerly employed by the Company; the Company is continuing to incur expenses regarding its indemnification obligations with respect to such individuals.

As previously reported in earlier periodic reports filed with the SEC, the Company anticipated a liquidity shortfall in the second quarter of 2013. Accordingly, to avoid lapsing policies in its portfolio, the Company sought additional capital and, on March 27, 2013, Greenwood Asset Portfolio, LLC (“Greenwood”), a subsidiary of the Company, borrowed $45.0 million in aggregate principal amount under the terms of an eighteen-month bridge facility (the “Bridge Facility”), funded by entities associated with certain of the Company’s shareholders (including entities associated with two of the Company’s directors) and secured by substantially all of the Company’s portfolio of life insurance policies.

Revolving Credit Facility and Related Transactions

Effective April 29, 2013, White Eagle Asset Portfolio, LLC (“White Eagle”), an indirect subsidiary of the Company, entered into a 15-year revolving credit agreement (the “Revolving Credit Facility”) with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent, providing for up to $300.0 million in borrowings. Proceeds from the initial advance under the facility were used, in part, to retire the Bridge Facility and to fund the Release Payment described below. Ongoing draws under the Revolving Credit Facility may be used, among other things, to pay premiums on the life insurance policies that have been pledged as collateral under the Revolving Credit Facility. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. As of June 30, 2013, 459 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $218.1 million at June 30, 2013 have been pledged as collateral under the Revolving Credit Facility.

On April 30, 2013, the Company and certain of its subsidiaries (together, the “Imperial Parties”) entered into a Master Termination Agreement and Release (the “Termination Agreement”) with CTL Holdings, LLC (“CTL” and together with the Imperial Parties, the “LPIC Parties”) and Lexington Insurance Company (the “LPIC Provider”). Under the Termination Agreement, the LPIC Parties made a payment of $48.5 million to the LPIC Provider (the “Release Payment”) and the LPIC Provider and the LPIC Parties provided full releases to each other in respect of the lender protection insurance coverage issued by the LPIC Provider and the claims paid by the LPIC Provider in respect of that coverage. With the effectiveness of the Termination Agreement, the LPIC Provider released any and all subrogation claims and related salvage rights in 323 life insurance policies with an aggregate death benefit of approximately $1.6 billion that have been kept off-balance sheet as contingent assets for financial reporting purposes in prior periods and that have historically been characterized as “Life Settlements with Subrogation rights, net.” 267 of the 323 life insurance policies were pledged by White Eagle as collateral under the Revolving Credit Facility at June 30, 2013.

On April 30, 2013, OLIPP III, LLC, a subsidiary of the Company purchased all of the membership interests in CTL from Monte Carlo Securities, Ltd. in exchange for $7.0 million and for assuming the amount of the Release Payment allocated to CTL. Prior to this acquisition, the LPIC Provider maintained subrogation rights in the 93 life insurance policies owned by CTL with an aggregate death benefit of approximately $340.0 million. Those rights were terminated pursuant to the Termination Agreement. The acquisition of CTL was treated as a related party transaction as the Company’s chief executive officer was the manager of CTL at the time of the acquisition and was recused from participating in the Company’s Board of Directors’ consideration and approval of the acquisition.

At June 30, 2013, the Company or its subsidiaries owned 402 policies that were either acquired through the acquisition of CTL or that were considered contingent assets prior to the effectiveness of the Termination Agreement, with an aggregate death benefit of $1.9 billion and an estimated fair value of approximately $139.7 million. The Company believes that it was uniquely positioned to transact with both the LPIC Provider and CTL and that the transaction prices were, accordingly, not indicative of what an exit price would be for these 402 policies in a negotiated market transfer. The addition of these policies resulted in a $65.8 million unrealized gain in investments in life settlements during the quarter ended June 30, 2013 and policy acquisitions similar in scale and in transaction price to those made during the quarter should not be anticipated in future periods.

Due to these policy additions, the application of fair value accounting to amounts owing under the Revolving Credit Facility and the elimination of servicing fee income through intercompany consolidation, the results of prior periods may not be comparable to the Company’s results at June 30, 2013 or in future periods.

The Company collected death benefits of $5.0 million and $1.0 million, respectively, plus interest from two policies in the second quarter of 2013 that matured in the first quarter of 2013. In addition, the Company collected $1.0 million from the surrender of two policies that it acquired as part of the acquisition of policies during the second quarter of 2013.

At June 30, 2013, the Company’s portfolio of life insurance policies consisted of 627 life settlements with an aggregate death benefit of approximately $3.0 billion. 168 of these policies with an aggregate death benefit of approximately $730.9 million have not been pledged under the Revolving Credit Facility.

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

(2) Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity (see Note 12). The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including revenue from servicing policies pledged as collateral under the Revolving Credit Facility. Notwithstanding consolidation, White Eagle is the owner of 459 policies, with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $218.1 million at June 30, 2013.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include the loan impairment valuation, income taxes, valuation of securities available for sale, valuation of structured settlement receivables, the valuation of investments in life settlements and the valuation of its note payable owing under the Revolving Credit Facility.

(3) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. See Note 4, Changes in Accumulated Other Comprehensive Loss, Net of Tax, for the required disclosures. ASU 2013-02 is effective as of January 1, 2013 for Imperial and did not have a significant impact on our financial statements, other than presentation.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 clarifies the applicable guidance applied for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. ASU 2013-05. The Company does not anticipate the adoption of this amendment will have a material impact on its financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The Company does not anticipate the adoption of this amendment will have a material impact on its financial statements.

(4) Changes in Accumulated Other Comprehensive Loss, Net of Tax

The following table presents changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2013 (in thousands):

Unrealized Gains and Losses on Available-for- Sale Securities
Balance as of December 31, 2012	$(3)
Amounts reclassified from accumulated other comprehensive income	3

Balance as of June 30, 2013	$—

Reclassifications out of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2013 are as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statement of Operations
Loss on available for sale securities	$(22)	Other Expenses
Tax effect	25	Provision for Income Tax

Total amount reclassified from accumulated other comprehensive loss for the six months ended June 30, 2013	$3

(5) Consolidation of Variable Interest Entities

The Company evaluates its interests in variable interest entities (“VIEs”) on an ongoing basis and consolidates those VIEs in which it has a controlling financial interest and is thus deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be significant to the VIE.

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of June 30, 2013, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolodiated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
June 30, 2013	$220,408	$103,227	$2,315	$2,315
December 31, 2012	$—	$—	$2,212	$2,212

On December 21, 2012, Greenwood opened a securities intermediary account which provides for a securities intermediary to hold Greenwood’s life insurance policies on its behalf. As of December 31, 2012, OLIPP IV, LLC, a wholly-owned subsidiary of the Company, contributed 191 life settlements with an estimated fair value of approximately $104.6 million to Greenwood. On March 27, 2013, as part of the Bridge Facility, Greenwood, as issuer, and the Company and OLIPP IV, LLC, as guarantors, entered into an indenture with Wilmington Trust Company, as indenture trustee, under which an aggregate principal amount of $45.0 million of 12% increasing rate senior secured bridge notes were issued to certain entities associated with certain of the Company’s shareholders, including to entities associated with two of the Company’s directors. Interest under the Bridge Facility accrued at 12% per annum for the first nine months from the issue date, and increases of 600 basis points thereafter to 18% per annum were scheduled. Up to 25% of the net proceeds from the Bridge Facility after transaction expenses could have been used by the Company for general corporate purposes, including for premium payments on life insurance policies not owned by Greenwood, with the balance used to pay fees and expenses associated with the Bridge Facility and for premiums on life insurance policies owned by Greenwood. The Bridge Facility was guaranteed by the Company and secured by the cash on account at Greenwood and its portfolio of life insurance policies. The Bridge Facility was also secured by pledges of the equity interests of Greenwood’s direct parent and each subsidiary of the Company, other than its licensed life settlement provider, that held life insurance policies that were not subject to the subrogation rights of the Company’s lender protection insurance carrier.

Effective April 29, 2013, White Eagle entered into the Revolving Credit Facility and a portion of the proceeds from the initial borrowings were used to repay all outstanding amounts under the Bridge Facility. Ongoing draws under the Revolving Credit Facility may be used, among other things, to pay premiums on the life insurance policies that have been pledged as collateral under the Revolving Credit Facility. As of June 30, 2013, 459 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $218.1 million at June 30, 2013 were pledged as collateral under the Revolving Credit Facility. A Company subsidiary acts as portfolio manager and servicer for life insurance policies owned by White Eagle and the Company was determined to be the primary beneficiary of White Eagle as it has a controlling financial interest and the power to direct the activities that most significantly impacted White Eagle’s economic performance and the obligation to absorb economic gains and losses. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidated White Eagle in its financial statements beginning in the three months ended June 30, 2013.

Imperial Settlements Financing 2010, LLC (“ISF 2010”), is an unconsolidated special purpose entity formed to allow the Company to sell structured settlements and assignable annuities, and to borrow against certain of its receivables to provide ISF 2010 liquidity. In determining whether the Company is the primary beneficiary, the Company concluded that it does not control the servicing, which is the activity that most significantly impacts the VIE’s performance. An independent third party is the master servicer and they can only be replaced by the control party, which is the entity that holds the majority of the outstanding notes. A Company subsidiary is a back-up servicer and is insignificant to ISF 2010’s performance. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of June 30, 2013 and December 31, 2012 were approximately $2.3 million and $2.2 million, respectively and are included in investment in affiliate in the accompanying consolidated balance sheet.

(6) Gain on Maturities of Life Settlements with Subrogation Rights, net

In the third quarter of 2011, two individuals covered under policies, which were subject to subrogation claims of the LPIC Provider unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011. The other was the result of an accidental death and the $10.0 million face value of the policy was larger than average.

The Company accounted for the maturities of each of these polices as contingent gains in accordance with ASC 450, Contingencies and recognized $3.2 million in death benefits net of subrogation expenses of $312,000 in its consolidated statement of operations during the third quarter of 2011. In the second quarter of 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses and reported a gain in accordance with ASC 450, Contingencies in its consolidated statement of operations for the second quarter of 2012 when all contingencies were resolved.

Historically, the Company believed these contingent gains to be unpredictable because the LPIC Provider could discontinue paying the premiums necessary to keep a policy subject to subrogation and salvage claims in force at any time. Further, the amount of the LPIC Provider’s subrogation and salvage claim on any individual life insurance policy could have equaled the cash flow received by the Company with respect to any such policy. Upon the execution of the Termination Agreement, the LPIC Provider released any and all subrogation claims and related salvage rights in the life insurance policies that had been characterized as “Life Settlements with Subrogation rights, net.” As a result of the Termination Agreement, the Company will no longer have any gains on maturities of life settlements with subrogation rights, net.

(7) Earnings Per Share

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

The following tables reconcile actual basic and diluted earnings per share for the three months and six months ended June 30, 2013 and 2012 (in thousands except share and per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$47,721	$(625)	$43,389	$(9,496)

Denominator:
Weighted average common shares outstanding	21,219,880	21,206,121	21,213,039	21,205,370

Basic income (loss) per share	$2.25	$(0.03)	$2.05	$(0.45)

Diluted income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$47,721	$(625)	$43,389	$(9,496)

Denominator:
Weighted average common shares outstanding	21,219,880	21,206,121	21,213,039	21,205,370
Add: Restricted Stock	17,286	—	17,286	—
Diluted weighted average shares outstanding	21,237,166	21,206,121	21,230,325	21,205,370

Diluted income (loss) per share(1)(2)	$2.25	$(0.03)	$2.04	$(0.45)

(1)	The computation of diluted EPS did not include 488,632 outstanding options and 4,240,521 outstanding warrants for the three months and six months ended June 30, 2012, as the effect of their inclusion would have been anti-dilutive.
(2)	The computation of diluted EPS did not include 933,969 outstanding options and 4,240,521 outstanding warrants for the three months and six months ended June 30, 2013, as the effect of their inclusion would have been anti-dilutive.

(8) Investment Securities Available for Sale

The Company had no securities available for sale at June 30, 2013. The Company liquidated its entire portfolio of investment securities available for sale during the first quarter of 2013. Proceeds from sale and prepayment of investment securities available for sale during the six months ended June 30, 2013 and 2012 amounted to approximately $12.1 million and $51.6 million, respectively, resulting in gross realized gains of approximately $22,000 and $39,000, respectively.

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

(9) Loans Receivable

A summary of loans receivables at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013	December 31, 2012

Loan principal balance	$364	$5,255
Loan origination fees, net	90	1,157
Loan impairment valuation	(248)	(3,368)

Loans receivable, net	$206	$3,044

The Company also had interest receivable, net which consisted of approximately $42,000 and $727,000 in accrued and unpaid interest at June 30, 2013 and December 31, 2012, respectively, and a related impairment valuation of approximately $90,000 and $947,000, respectively.

An analysis of the changes in loans receivable principal balance during the three months and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Loan principal balance, beginning	$3,356	$21,080	$5,255	$31,264
Loan payoffs	(652)	(6,631)	(652)	(13,325)
Loans transferred to investments in life settlements	(2,340)	(1,514)	(4,239)	(5,004)

Loan principal balance, ending	$364	$12,935	$364	$12,935

Loan origination fees include fees that are payable to the Company on the date the loan matures. The loan origination fees are reduced by any direct costs that are directly related to the creation of the loan receivable in accordance with ASC 310-20, Receivables — Nonrefundable Fees and Other Costs, and the net balance is accreted over the life of the loan using the effective interest method. Discounts include purchase discounts, net of accretion, which are attributable to loans that were acquired from affiliated companies under common ownership and control.

In accordance with ASC 310, Receivables, the Company specifically evaluates all loans for impairment based on the fair value of the underlying policies as foreclosure is considered probable. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying policies. See Note 15.

An analysis of the loan impairment valuation for the three months ended June 30, 2013 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total

Balance at beginning of period	$2,401	$711	$3,112
Charge-offs	(2,153)	(621)	(2,774)

Balance at end of period	$248	$90	$338

An analysis of the loan impairment valuation for the three months ended June 30, 2012 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total

Balance at beginning of period	$7,488	$1,668	$9,156
Provision for losses	360	81	441
Charge-offs	(2,331)	(440)	(2,771)

Balance at end of period	$5,517	$1,309	$6,826

An analysis of the loan impairment valuation for the six months ended June 30, 2013 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total

Balance at beginning of period	$3,368	$947	$4,315
Charge-offs	(3,120)	(857)	(3,977)

Balance at end of period	$248	$90	$338

An analysis of the loan impairment valuation for the six months ended June 30, 2012 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total

Balance at beginning of period	$10,195	$1,920	$12,115
Provision for losses	360	81	441
Charge-offs	(5,038)	(692)	(5,730)

Balance at end of period	$5,517	$1,309	$6,826

An analysis of the allowance for loan losses and recorded investment by loan type for the six months ended June 30, 2013 is as follows (in thousands):

	Uninsured Loans	Insured Loans(1)	Total

Loan impairment valuation
Balance at beginning of period	$2,692	$676	$3,368
Charge-offs	(2,444)	(676)	(3,120)

Ending balance	$248	$—	$248

Ending balance: individually evaluated for impairment	$248	$—	$248

(1)	As a result of the entry into the Termination Agreement on April 30, 2013, the LPIC Provider is no longer obligated to pay claims on loans that were insured.

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the six months ended June 30, 2012 is as follows (in thousands

	Uninsured Loans	Insured Loans	Total

Loan impairment valuation
Balance at beginning of period	$7,103	$3,092	$10,195
Provision for loan losses	—	360	360
Charge-offs	(2,825)	(2,213)	(5,038)

Ending balance	$4,278	$1,239	$5,517

Ending balance: individually evaluated for impairment	$4,278	$1,239	$5,517

All loans were individually evaluated for impairment as of June 30, 2013 and 2012. There were no loans collectively evaluated for impairment and there were no loans acquired with deteriorated credit quality. See Note 15.

An analysis of the credit quality for loans outstanding at June 30, 2013 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	—	0.00%	—	0.00%
AA	—	0.00%	—	0.00%
AA-	—	0.00%	—	0.00%
A+	299	82.23%	—	0.00%
A1	—	0.00%	—	0.00%
A	—	0.00%	—	0.00%
A-	65	17.77%	—	0.00%

Total	$364	100%	$—	0.00%

(1)	As a result of the entry into the Termination Agreement on April 30, 2013, the LPIC Provider is no longer obligated to pay claims on loans that were insured.

An analysis of the credit quality indicators by loan type at December 31, 2012 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	—	0.00%	—	0.00%
AA	—	0.00%	—	0.00%
AA-	2,072	43.58%	408	81.44%
A+	2,548	53.97%	93	18.56%
A1	—	0.00%	—	0.00%
A	—	0.00%	—	0.00%
BB-	134	2.45%	—	0.00%

Total	$4,754	100%	$501	100%

(1)	All of the Company’s insured loans had lender protection coverage with Lexington Insurance Company. As of December 31, 2012, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poors (S&P). As a result of the entry into the Termination Agreement on April 30, 2013, the LPIC Provider is no longer obligated to pay claims on loans that were insured.

A summary of our investment in impaired loans at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30. 2013	December 31, 2012
Loan receivable, net	$206	$3,011
Interest receivable, net	42	724

Investment in impaired loans	$248	$3,735

An analysis of impaired loans with and without a related allowance at June 30, 2013 is presented in the following table by loan type (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Uninsured Loans	$—	$—	$—	$—	$—
Insured Loans(1)	—	—	—	—	—
With an allowance recorded:
Uninsured Loans	248	364	338	1,934	132
Insured Loans(1)	—	—	—

Total Impaired Loans	$248	$364	$338	$1,934	$132

(1)	As a result of the entry into the Termination Agreement on April 30, 2013, the LPIC Provider is no longer obligated to pay claims on loans that were insured.

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

The amount of the investment in impaired loans that had an allowance as of June 30, 2013 and of December 31, 2012 was $248,000, and $3.7 million, respectively. The amount of the investment in impaired loans that did not have an allowance was zero as of June 30, 2013 and December 31, 2012. The average investment in impaired loans for the six months ended June 30, 2013 and year-ended December 31, 2012 was approximately $1.9 million and $14.0 million, respectively. The interest recognized on the impaired loans was approximately $27,000 and $214,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company had no past due loans at June 30, 2013. An analysis of past due loans at December 31, 2012 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	—	—	315	315

Total	$—	$—	$914	$914

During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company did not originate any loans. Loan interest receivable at June 30, 2013 and December 31, 2012 was approximately $42,000, and $727,000 net of impairment of approximately $90,000, and $947,000, respectively. As of June 30, 2013, there were a total of two loans outstanding with the average loan balance of approximately $182,000.

The allowance for interest receivable represents interest that is not expected to be collected. At the time the interest income was recognized and at the end of the reporting period in which the interest income was recognized, the interest income was believed to be collectible. The Company continually reassesses whether interest income is collectible in conjunction with its loan impairment analysis. The allowance for interest receivable represents interest that was determined to be uncollectible during a reporting period subsequent to the initial recognition of the interest income. As of June 30, 2013, the loan portfolio consisted of loans with original maturities of 2 years and variable interest rates at an average interest rate of 14.00%. During the six months ended June 30, 2013 and 2012, 1 and 67 loans were paid off with proceeds of lender protection insurance totaling approximately $117,000 and $21.0 million respectively, of which approximately $93,000, and $13.3 million was for principal of the loans, and approximately $40,000, and $5.2 million was for accrued interest, respectively, and accreted origination fees of approximately $39,000, and $5.6 million, respectively. The Company had an impairment associated with these loans of approximately $56,000, and $3.6 million, respectively. We recognized a gain of zero and $7,200 on these transactions, respectively. Also during the three months ended on June 30, 2013, 1 loan was repaid totaling approximately $574,000 of which $560,000 was for the principal of the loan and approximately $196,000 was for accrued interest. Prior to this repayment, impairment associated with this loan was approximately $250,000, resulting in a gain of approximately $65,000 on this transaction.

Our premium finance borrowers were generally referred to us through independent insurance agents and brokers although, prior to January 2009, we originated some premium finance loans that were sold by life insurance agents that we employed. In certain of these instances, the life insurance agents employed by the Company worked with external brokers and agents to obtain insurance for individuals with the Company extending a premium finance loan to a borrower with the policy as collateral. We refer to these instances as the “retail non-seminar business,” which began in December 2006 and was discontinued in January 2009. In total, the Company originated 114 premium finance loans as part of the retail non-seminar business. As of June 30, 2013, the Company had 41 policies as a result of its retail non-seminar business.

(10) Origination Fees

A summary of the balances of origination fees that are included in loans receivable in the consolidated balance sheet as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013	December 31, 2012

Loan origination fees gross	$91	$1,334
Un-accreted origination fees	(4)	(190)
Amortized loan originations costs	3	13

	$90	$1,157

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

(11) Stock-Based Compensation

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2011 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. During the quarter ended June 30, 2013 the Company issued 545,000 options to employees at a strike price of $6.94. The Company recognized approximately $798,000 and $84,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended June 30, 2013 and 2012, respectively and $988,000 and $96,000 during the six months ended June 30, 2013 and 2012, respectively. The Company incurred additional stock-based compensation expense of approximately $9,000 and zero relating restricted stock granted to its board of directors during the three months ended June 30, 2013 and 2012, respectively, and $9,000 and $4,000 during the six months ended June 30, 2013 and 2012, respectively. On April 1, 2013, the Company granted 14,828 shares of unrestricted common stock to its outside directors with an aggregate grant date fair value of approximately $57,000 computed in accordance with ASC 718, Compensation-Stock Compensation.

Options

As of June 30, 2013 options to purchase 933,969 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.52 per share. The outstanding options issued in 2011 expire seven years after the date of grant and were granted with a strike price of $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years. The outstanding options issued during the quarter ended June 30, 2013, will expire seven years after the date of grant and were granted with strike price of $6.94 which was the fair market value (closing price) of the stock on the day preceding the date of grant and one-third vested immediately and the remaining two-third vest ratably over two years.

The Company has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

Six Months Ended June 30, 2013
Expected Volatility	65.47
Expected Dividend	0%
Expected Term in Years	4.25
Risk Free Rate	0.48% - 1.01%

The Company commenced its initial public offering of common stock in February 2011. Accordingly, there was no public market for the Company’s common stock prior to this date. Therefore, the Company identified comparable public entities and blended the average volatility of those entities with the Company’s volatility from the date of its initial public offering through June 30, 2013, to reasonably estimate its expected volatility. The Company does not expect to pay dividends on its common stock for the foreseeable future. Expected term is the period of time over which the options granted are expected to remain outstanding and is based on the simplified method as outlined in the SEC Staff Accounting Bulletin 110. The Company will continue to estimate expected lives based on the simplified method until reliable historical data becomes available. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table presents the activity of the Company’s outstanding stock options for the six months ended June 30, 2013:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term
Options outstanding, December 31, 2012	487,314	$10.75	—
Options granted	545,000	$6.94	6.93
Options exercised	—	$—	—
Options forfeited	(1,081)	$10.75	—
Options expired	(97,264)	$10.75	—

Options outstanding June 30, 2013	933,969	$8.52	5.97

Exercisable at June 30, 2013	471,907	$9.28	5.51

Unvested at June 30, 2013	462,062	$7.75	6.44

As of June 30, 2013, all outstanding stock options had an exercise price above the market value of the common stock on that date.

The remaining unamortized amounts of approximately $513,000, $673,000, and $267,000 will be expensed during 2013, 2014, and 2015, respectively.

Restricted Stock

As of June 30, 2013, an aggregate of 17,286 shares of restricted stock granted to our directors under the Omnibus Plan was outstanding subject to one year vesting schedule commencing on the date of grant. The fair value of the unvested restricted stock was valued at $120,138 based on the closing price of the Company’s shares on the grant date.

The following table presents the activity of the Company’s unvested restricted stock common shares for the six months ended June 30, 2013:

Common Unvested Shares	Number of Shares
Outstanding December 31, 2012	—
Granted	17,286
Vested	—
Forfeited	—

Outstanding June 30, 2013	17,286

The aggregate intrinsic value of these awards is approximately $118,000 and the remaining weighted average life of these awards is .93 years as of June 30, 2013. The remaining unamortized amounts of approximately $60,000 and $52,000 will be expensed during 2013 and 2014, respectively.

(12) Structured Settlements

The balances of the Company’s structured settlements are as follows (in thousands):

	June 30, 2013	December 31, 2012
Structured settlements - at cost	$1,584	$1,574
Structured settlements - at fair value	1,393	1,680

Structured settlements receivable, net	$2,977	$3,254

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

Certain financing arrangements for the Company’s structured settlements are described below:

Life-Contingent Structured Settlement Facility

On December 30, 2011, Washington Square Financial, LLC (“WSF”) entered into a forward purchase and sale agreement (“PSA”) to sell up to $40.0 million of life contingent structured settlement receivables to Compass Settlements LLC (“Compass”). On May 21, 2013 WSF and Compass executed an Amended and Restated Purchase and Sale Agreement. Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $10.0 million, up to $45.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twelve months following the amendment date, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company has agreed to guarantee WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations.

For the six months ended June 30, 2013 and 2012, respectively, the Company sold 80 and 225 structured settlements under this facility, respectively, 5 and 107 of which were originated in 2012 and 2011, respectively, generating income of approximately $72,000 and $1.1 million, respectively, which was recorded as an unrealized change in fair value of structured settlements in 2012 and 2011, respectively. The Company originated and sold 75 and 118 structured settlement transactions under this facility generating income of approximately $1.1 million and $1.0 million, respectively, recorded as gain on sale of structured settlements during the six months ended June 30, 2013 and 2012, respectively.

The Company also realized income of approximately $218,000 and $283,000 that was recorded as an unrealized change in fair value during the six months ended June 30, 2013 and 2012, respectively, on structured settlements that are intended for sale to Compass. As of June 30, 2013, the Company had available commitments under this facility of $8.2 million.

8.39% Fixed Rate Asset Backed Variable Funding Notes

Imperial Settlements Financing 2010, LLC (“ISF 2010”) was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide ISF 2010 liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder committed to advance ISF 2010 up to $50 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of June 30, 2013 and December 31, 2012, the balance of the notes outstanding on the special purpose financing entity’s books was $45.2 million and $43.2 million, respectively.

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of June 30, 2013 and December 31, 2012 were approximately $2.3 million and $2.2 million and are included in investment in affiliate in the accompanying consolidated balance sheet.

During the six months ended June 30, 2013 and 2012, the Company sold 57 and 430 term certain structured settlements, respectively. Of the 57 structured settlements sold during the six months ending June 30, 2013, 2 were originated in 2012 and 1 was originated in 2011 generating income of $11,000 and $2,500, respectively, which was recorded as an unrealized change in fair value of structured settlements in 2012 and 2011, respectively. Of the 430 structured settlements sold during the six months ended June 30, 2012, 181 were originated in 2011 generating income of approximately $3.2 million, which was recorded as an unrealized change in fair value of structured settlements in 2011. The Company originated and sold 54 and 249 non-life-contingent settlement transactions under this facility generating income of approximately $601,000 and $3.6 million, respectively, which was recorded as a realized gain on sale of structured settlements during the six months ended June 30, 2013 and 2012, respectively. The Company also realized income of approximately $135,000 and $473,000 that was recorded as an unrealized change in fair value during the six months ended June 30, 2013 and 2012, respectively, on structured settlements that are intended for sale to ISF 2010. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust.

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

3rd Party Sales

For the six months ended June 30, 2013 and 2012, respectively, in addition to its intended sales to Compass and ISF 2010, the Company also sold 176 and 73 structured settlement deals to unrelated third parties for $8.6 million and $1.0 million, respectively, generating income of $5.0 million and $939,000, respectively, recorded as a gain on sale of structured settlements and $158,000 that was previously recorded as an unrealized change in fair value in 2012.

For the six months ended June 30, 2013 and 2012, respectively, the Company recorded income of approximately $388,000 and $134,000, respectively, that was recorded as unrealized change in fair value on structured settlements that are intended for sale to other parties.

Total income recognized through accretion of interest income on structured settlement transactions for the six months ended June 30, 2013 and 2012, respectively, was approximately $171,000 and $171,000, respectively. For the six months ended June 30, 2013, $132,000 of accretion income, related to structured settlement receivables held at cost, was recognized in interest income and $39,000 related to structured settlement receivables held at fair value, was recognized as unrealized change in fair value in the accompanying consolidated statement of operations.

The receivables at June 30, 2013 and December 31, 2012 were approximately $3.0 million and $3.3 million, respectively, net of a discount of approximately $5.0 million and $4.6 million, respectively.

(13) Investment in Life Settlements (Life Insurance Policies)

The Company accounts for policies it acquires using the fair value method in accordance with ASC 325-30-50 Investments — Other — Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, the initial investment is the loan carrying value and for policies purchased in the secondary or tertiary markets, the initial investment is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in fair value in earnings in the period in which the changes occur. See Note 15.

As of June 30, 2013 and December 31, 2012, the Company owned 627 and 214 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $265.8 million and $113.4 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at June 30, 2013 was 11.9 years. The following table describes the Company’s investments in life settlements as of June 30, 2013 (dollars in thousands):

	Number of
	Life Settlement	Fair	Face
Remaining Life Expectancy (In Years)	Contracts	Value	Value
0 - 1	1	$1,744	$2,100
1 - 2	—	—	—
2 - 3	5	6,326	13,750
3 - 4	4	5,229	11,200
4 - 5	11	14,497	46,450
Thereafter	606	237,977	2,941,640

Total	627	$265,773	$3,015,140

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2012 was 10.6 years. The following table describes the Company’s investment in life settlements as of December 31, 2012 (dollars in thousands):

	Number of
	Life Settlement	Fair	Face
Remaining Life Expectancy (In Years)	Contracts	Value	Value
0 - 1	—	$—	$—
1 - 2	—	—	—
2 - 3	1	1,222	2,500
3 - 4	4	3,319	11,450
4 - 5	7	11,375	30,950
Thereafter	202	97,525	1,028,256

Total	214	$113,441	$1,073,156

Premiums to be paid during each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of June 30, 2013, are as follows (in thousands):

Remainder of 2013	$33,831
2014	54,796
2015	53,279
2016	56,206
2017	62,684
Thereafter	1,203,143

$1,463,939

The $1.46 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

(14) Note Payable

Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement (the “Revolving Credit Facility”) with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent (the “Agent”).

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. Upon the closing of the Revolving Credit Facility, White Eagle owned a portfolio of 459 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $218.1 million at June 30, 2013, which has been pledged as collateral under the Revolving Credit Facility. In addition, the Company’s equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit.

Amortization & Distributions. Proceeds from the policies pledged as collateral under the Revolving Credit Facility will be distributed pursuant to a waterfall. Absent an event of default, after premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding interest and principal on the loan, unless the lenders determine otherwise. Generally, after payment of interest and principal, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. With respect to approximately 25% of the face amount of policies pledged as collateral under the Revolving Credit Facility, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments in respect of amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle will instead be held in a designated account controlled by the lenders and may be applied to fund operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral, to pay debt service (other than a “rate floor” component equal to the greater of LIBOR (or the applicable base rate) and 1.5%), and to pay the fees of service providers. Subsequent advances in respect of newly pledged policies are at the discretion of the lenders and the use of proceeds from those advances are at the discretion of the lenders.

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at June 30, 2013 is 5.5%.

Maturity. The term of the Revolving Credit Facility expires April 28, 2028, which is also the scheduled commitment termination date (though the lenders’ commitments to fund borrowings may terminate earlier in an event of default). The lenders’ interests in and rights to a portion of the proceeds of the policies does not terminate with the repayment of the principal borrowed and interest accrued thereon, the termination of the Revolving Credit Facility or expiration of the lenders’ commitments.

Covenants/Events of Defaults. The Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the Revolving Credit Facility (including in relation to breached by third parties thereunder), changes in control of or insolvency or bankruptcy of the Company and relevant subsidiaries and performance of certain obligations by certain relevant subsidiaries, White Eagle and third parties. The Revolving Credit Facility does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation the satisfaction of which will be determined by the lenders with a high degree of discretion.

Remedies. The Revolving Credit Facility and ancillary transaction documents afford the lenders a high degree of discretion in their selection of and implementation of remedies in relation to any event of default, including a high degree of discretion in determining whether to foreclose upon and liquidate all or any pledged policies, the Company’s interests in White Eagle, and the manner of any such liquidation. White Eagle has limited ability to cure events of default through the sale of policies or the procurement of replacement financing.

We have elected to account for this note payable, which includes the 50% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

At June 30, 2013 the fair value of the debt is $101.8 million. See Note 15 — Fair Value Measurements. As of June 30, 2013, the borrowing base was approximately $107.7 million including $107.1 million in outstanding principal.

There are no scheduled repayments of principal and interest. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

(15) Fair Value Measurements

We carry investments in life settlements, structured settlements, and our note payable at fair value in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of June 30, 2013, are as follows (in thousands):

				Total
	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment in life settlements	$—	$—	$265,773	$265,773
Structured settlement receivables	—	—	1,393	1,393

	$—	$—	$267,166	$267,166

The balances of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2013, are as follows (in thousands):

				Total
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Note Payable	$—	$—	$101,775	$101,775

	$—	$—	$101,775	$101,775

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2012, are as follows (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment in life settlements	$—	$—	$113,441	$113,441
Structured settlement receivables	—	—	1,680	1,680
Investment securities available for sale	—	12,147	—	12,147

	$—	$12,147	$115,121	$127,268

The Company values its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is generally believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed.

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 6/30/13	Aggregate death benefit 6/30/2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$35,561	$206,450	Discounted cash flow	Discount rate	14.59% - 21.59%
				Life expectancy evaluation	(9.3 years)
Premium financed	$230,212	$2,808,690	Discounted cash flow	Discount rate	16.59% - 29.59%

				Life expectancy evaluation	(12.1 years)
Investment in life settlements	$265,773	$3,015,140	Discounted cash flow	Discount rate	(20.61%)
				Life expectancy evaluation	(11.9 years)

Structured settlements receivables	$1,393	N/A	Discounted cash flow	Facility sales discount rates	6.73% - 12.80%

				Discount rate	23.50%*
Note payable	$101,775	N/A	Discounted cash flow	Life expectancy evaluation	(11.4 years)

*	Actual

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and within the fair value hierarchy.

Investment in life settlements — The Company has elected to account for the life settlement policies it acquires using the fair value method. Due to the inactive market for life settlements, the Company uses a present value technique to estimate the fair value of our investments in life settlements, which is a Level 3 fair value measurement as the significant inputs are unobservable and require significant management judgment or estimation. The Company currently uses a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate.

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

On January 22, 2013, 21st Services announced revisions to its underwriting methodology and on February 4, 2013, announced that it was correcting errors discovered in its previously announced revised methodology. According to the 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. At March 31, 2013, the Company had not received any life expectancy reports from 21st Services utilizing its revised methodology and, to account for the impact of the revisions and based off of market responses to the methodology change, the Company lengthened the life expectancies furnished by 21st Services by 13% prior to blending them with the life expectancy reports furnished by AVS.

As of June 30, 2013, the Company received 98 updated life expectancy reports from 21st Services that utilize its revised methodology. These life expectancies reported an average lengthening of life expectancies of 15.8% and, based on this sample, for the six months ended June 30, 2013, the Company increased the life expectancies furnished by 21st Services by 15.8% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the amount of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured. At June 30, 2013, had the Company not applied a 15.8% increase to the 21st Services life expectancy reports, the portfolio would have increased from the reported amount of $265.8 million by $5.3 million.

Prior to the quarter ended June 30, 2013, when blending AVS and 21st Services’ life expectancy reports to derive a composite mortality factor, the Company would cap the higher mortality factor at an amount that was 150% above the lower mortality factor. This was done so as to reduce variances between life expectancies furnished by these two life expectancy providers. For the period ending June 30, 2013, the Company terminated its use of such a cap. The Company believes that the elimination of this cap is consistent with valuation methodologies employed by other market participants in connection with 21st Services’ revised methodology.

Life expectancy sensitivity analysis

As is the case with most market participants, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value as of June 30, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value	Change in Value
+6	$219,364	$(46,409)
-	$265,773	—
-6	$316,408	$50,635

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company believes that investors in esoteric assets such as life insurance policies typically target yields averaging between 12% — 17% for investments of more than a 5 year duration, and had historically used a 15% — 17% range of discount rates to value its life insurance policies. In the third quarter of 2011 and in the immediate aftermath of becoming aware of the USAO investigation, the Company substantially increased the discount rates utilized in its fair value model as it believed that the USAO Investigation along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace that has continued to reverberate. Since that time, the Company has been re-evaluating its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and potential financing sources and extrapolates the discount rate underlying actual sales of policies.

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

Credit exposure of insurance company

The company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies with investment-grade ratings of at least single-A. At June 30 2013, the Company had six life insurance policies issued by one carrier that was rated non-investment grade by S&P s of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

Estimated risk premium

As of June 30, 2013, the Company owned 627 policies with an aggregate investment in life settlements of $265.8 million. Of these 627 policies, 584 were previously premium financed and valued using discount rates that range from 16.59% to 29.59%. The remaining 43 policies were valued using discount rates that range from 14.59% to 21.59%. The weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 20.61% at June 30, 2013 and 24.01% at December 31, 2012.

Market interest rate sensitivity analysis

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in fair market value as of June 30, 2013 would be as follows (dollars in thousands):

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
20.11%	-0.50%	$273,967	$8,194
20.61%	—	$265,773	$—
21.11%	0.50%	$257,950	$(7,823)

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

Structured settlement receivables — All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. We make this election because it is our intention to sell these assets within the next twelve months. Structured settlements are purchased at effective yields, which are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of June 30, 2013, the Company had 39 structured settlements with an estimated fair value of $1.4 million and an average sales discount rate of 8.96%.

Note payable — Effective April 29, 2013, White Eagle, a subsidiary of the Company, entered into a 15-year Revolving Credit Facility with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. In connection with the Revolving Credit Facility, White Eagle pledged 459 policies to serve as collateral for its obligations under the facility. Absent an event of default under the Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. We have elected to account for this note payable, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Life expectancy sensitivity analysis of note payable

A considerable portion of the fair value of the Company’s note payable derives from the timing of receipt of future policy proceeds. Should life expectancies lengthen such that policy proceeds are collected further into the future, the fair value of this debt will decline. Conversely, should life expectancies shorten, the fair value of this debt will increase. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

As is the case with most market participants, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value would be as follows (dollars in thousands):

	Fair Value of
Life Expectancy Months Adjustment	Note Payable	Change in Value
+6	$86,552	$(15,223)
-	$101,775	—
-6	$119,953	$18,178

Discount rate of note payable

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and our estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of note payable

		Fair Value of
Discount Rate	Rate Adjustment	Note Payable	Change in Value
23.00%	-0.50%	$104,328	$2,553
23.50%	—	$101,775	$—
24.00%	0.50%	$99,316	$(2,459)

Future changes in the discount rates could have a material effect on the fair value our note payable, which could have a material adverse effect on our business, financial condition and results of our operations.

At June 30, 2013 the fair value of the debt is $101.8 million. The outstanding principal is approximately $107.1 million as of June 30, 2013.

Changes in Fair Value

The following tables provide a roll-forward in the changes in fair value for the six months ended June 30, 2013, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, December 31, 2012	$113,441
Purchase of policies	$55,500
Acquired in foreclosure	2,924
Unrealized change in fair value	61,808
Matured/lapsed/sold policies	(3,456)
Premiums paid	35,556
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2013	$265,773

Changes in fair value included in earnings for the period relating to assets held at June 30, 2013	$61,438

The Company recorded unrealized change in fair value gains of approximately $64.8 million and $4.9 million during the three months ended June 30, 2013 and 2012, respectively, and a change in fair value of life settlements of approximately $66.7 million and $9.1 million for the six months ended June 30, 2013 and 2012, respectively.

Structured Settlements:
Balance, December 31, 2012	$1,680
Purchase of contracts	10,611
Unrealized change in fair value	781
Sale of contracts	(11,636)
Collections	(43)
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2013	$1,393

Changes in fair value included in earnings for the period relating to assets held at June 30, 2013	$254

The following tables provide a roll-forward in the changes in fair value for the six months ended June 30, 2013, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Note payable:
Balance, December 31, 2012	$—
Initial Advance under the revolving credit facility	83,020
Subsequent Draws under the revolving credit facility	24,116
Unrealized change in fair value	(5,361)
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2013	101,775

Changes in fair value included in earnings for the period relating to assets held at June 30, 2013	$(5,361)

The following tables provide a roll-forward in the changes in fair value for the six months ended June 30, 2012, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2011	$90,917
Purchase of policies	130
Acquired in foreclosure	2,650
Unrealized change in fair value	9,129
Sale of policies	(5,334)
Premiums paid	13,118
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2012	$110,610

Changes in fair value included in earnings for the period relating to assets held at June 30, 2012	$8,945

Structured Settlements:
Balance, December 31, 2011	$12,376
Purchase of contracts	11,674
Unrealized change in fair value	1,178
Sale of contracts	(22,467)
Collections	(168)
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2012	$2,593

Changes in fair value included in earnings for the period relating to assets held at June 30, 2012	$589

There were no transfers of financial assets between levels of the fair value hierarchy during the six months ended June 30, 2013 and 2012.

Assets and liabilities measured at fair value on a non-recurring basis

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a non-recurring basis, and the level within the fair value hierarchy in which those measurements are typically classified.

The Company’s impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 2 as the insured value is an observable input and there are no material unobservable inputs. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs are the life expectancy of the insured and the discount rate, which are not observable inputs. As of June 30, 2013 and December 31, 2012, the Company had insured impaired loans with a net carrying value, which includes principal, accrued interest, and accreted origination fees, net of impairment, of approximately zero and $112,000, respectively. As of June 30, 2013 and December 31, 2012, the Company had uninsured impaired loans (Level 3) with a net carrying value of approximately $206,000 and $3.6 million, respectively. The provision for losses on loans receivable related to impaired loans was zero for both of the six months ended June 30, 2013 and 2012. See Notes 9 and 15.

(16) Segment Information

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

Segment results and reconciliation to consolidated net income were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Life finance
Income
Interest income	$9	$588	$29	$1,433
Origination income	—	188	—	438
Change in fair value of life settlements	64,846	4,874	66,686	9,129
(Loss) gain on sale of life settlements, net	(1,247)	55	(1,247)	291
Servicing fee income	76	327	310	684
Gain on maturities of life settlements with subrogation rights, net	—	6,090	—	6,090
Other	1,952	133	1,997	159

	65,636	12,255	67,775	18,224

Direct segment expenses
Interest expense	10,755	304	10,855	1,075
Change in fair value of note payable	(5,361)	—	(5,361)	—
Loss on extinguishment of debt	3,991	—	3,991
Provision for losses on loan receivables	—	441	—	441
(Gain) loss on loans payoffs and settlements, net	(65)	162	(65)	153
Amortization of deferred costs	—	516	7	1,497
Personnel costs	1,232	2,255	2,679	3,564
Legal fees	1,458	498	1,359	1,506
Professional fees	790	432	968	865
Insurance	101	282	313	493
Other selling, general and administrative expenses	535	328	798	762

	13,436	5,218	15,544	10,356

Segment operating income	$52,200	$7,037	$52,231	$7,868

Structured settlements
Income
Realized gain on sale of structured settlements	$3,128	$3,134	$6,669	$5,609
Interest income	64	110	131	171
Unrealized change in fair value of structured settlements	236	569	781	1,178
Other income	48	155	87	253

	3,476	3,968	7,668	7,211

Direct segment expenses
Personnel costs	1,893	2,436	3,660	4,590
Marketing costs	617	1,286	1,428	3,447
Legal fees	539	554	967	1,144
Professional fees	360	499	679	912
Insurance	94	274	306	486
Other selling, general and administrative expenses	453	475	865	1,034

	3,956	5,524	7,905	11,613

Segment operating loss	$(480)	$(1,556)	$(237)	$(4,402)

Consolidated
Segment operating income	51,720	5,481	51,994	3,466
Unallocated income
Interest and dividends on investment securities available for sale	2	132	16	260
Other income	—	7	8	631

	2	139	24	891

Unallocated expenses
Interest expense	4	—	7	3
Personnel costs	529	342	646	568
Legal fees	2,668	4,647	6,415	10,940
Professional fees	469	864	1,073	1,936
Insurance	283	61	378	107
Other selling, general and administrative expenses	48	331	70	340

	4,001	6,245	8,589	13,894

Income (loss) before income taxes	47,721	(625)	43,429	(9,537)
(Provision) benefit for income taxes	—	—	(40)	41

Net income (loss)	$47,721	$(625)	$43,389	$(9,496)

Segment assets and reconciliation to consolidated total assets were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Direct segment assets
Life finance	$270,685	$123,581
Structured settlements	8,161	6,862

	278,846	130,443
Other unallocated assets	32,463	29,899

	$311,309	$160,342

Amounts are attributed to the segment that holds the assets. There are no intercompany sales and all intercompany account balances are eliminated in segment reporting.

(17) Commitments and Contingencies

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of external legal service providers, USAO litigation-related fees of $3.0 million and $10.1 million were recognized for the six months ended June 30, 2013 and 2012, respectively.

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

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. As part of the Separation Agreement, Mr. Neuman resigned as a member of the Company’s board of directors and as an employee of Company. Pursuant to the Separation Agreement, the Company paid Mr. Neuman a separation payment of $1.4 million. The Separation Agreement does not include a covenant by Mr. Neuman to refrain from competing with Imperial, but does contain customary non-disparagement and non-solicitation provisions. The Separation Agreement provides releases by each party and also obligates the Company to continue to indemnify Mr. Neuman for his legal expenses substantially in the same manner contemplated by his employment agreement with the Company.

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

Repurchase Obligations

The subsidiaries of the Company that conveyed policies to White Eagle have undertaken in their contribution agreements to repurchase policies in relation to material breaches of their representations, warranties and covenants concerning such policies. Any such repurchase will be at a price that the lenders under the Revolving Credit Facility determine is the greater of the fair market value thereof or the aggregate amount of maintenance costs and other borrowed amounts allocated to such policy by the lenders with interest on such borrowed amounts at 12% per annum.

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

The Settlement

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

The terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by the Company’s primary and excess D&O Carriers and the issuance of two million warrants for shares of the Company’s stock with an estimated fair value of $3.1 million at the date of the signing of the Term Sheet. The value of the warrants were reassessed during the six months ended June 30, 2013 and resulted in an increase in fair value of $3.3 million. The estimated fair value at June 30, 2013 was $6.4 million. The warrants will have a five-year term with an exercise price of $10.75 and will be issued when the settlement proceeds are distributed to the claimants. In addition, the underwriters in the Company’s initial public offering are to waive their rights to indemnity and contribution by the Company. The Company recorded a reserve at June 30, 2013 related to the proposed settlement of $17.4 million, which is included in other liabilities and a receivable for insurance recoverable from the Company’s D&O Carrier of $11.0 million, which is included in prepaid and other assets. $4.1 million net effect of the proposed settlement is included in legal fees in the statement of operations for the year ended December 31, 2012 and an additional $3.3 million is included in the six month period ended June 30, 2013.

The derivative action settlement requires implementation of certain compliance reforms and contemplates payment by the Company’s primary D&O carrier of $1.5 million for legal fees in respect of the derivative actions and the contribution of $500,000 in the Company’s stock.

In addition, the settlements contemplate that the Company will contribute $500,000 to a trust to cover certain claims under its director and officer liability insurance policies.

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

The settlements also require the Company to advance legal fees to and indemnify certain individuals covered under the policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations. See Note 20 — Subsequent Events.

SEC Investigation

On February 17, 2012, the Company received a subpoena issued by the staff of the SEC seeking documents from 2007 through the date of the subpoena, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of the subpoena or what impact, if any, the cost of responding to the subpoena might have on the Company’s financial position, results of operations, or cash flows. The Company has not established any provision for losses in respect of this matter.

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. The complaint seeks to contest the validity of at least twenty-nine (29) policies issued by Sun Life. The complaint also asserts the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations Act, (2) common law fraud, (3) civil conspiracy, (4) tortious interference with contractual obligations, and (5) an equitable accounting. In response to a motion to dismiss filed by the Company, Sun Life filed an amended complaint on June 13, 2013. The Company believes that the amended complaint is without merit and filed another motion to dismiss on July 8, 2013. The Company intends to defend itself vigorously. No reserve has been established for this litigation. See Note 20 — Subsequent Events.

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”) , the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000.00. On June 4, 2013, IPF filed a Notice of Appeal of the order to the Eleventh Circuit Court of Appeals. The Company recorded a reserve of $850,000 that is included in legal fees for the six months ended June 30, 2013.

Litigation

We are party to various other legal proceedings that arise in the ordinary course of business. We believe that the resolution of these other proceedings will not, based on information currently available to us, have a material adverse effect on our financial position or results of operations.

(18) Stockholders’ Equity

On February 3, 2011, the Company converted from a Florida limited liability company to a Florida corporation (the “Conversion”) at which time the members of Imperial Holdings, LLC became shareholders of Imperial Holdings, Inc. As a limited liability company, the Company was treated as a partnership for United States federal and state income tax purposes and, as such, the Company was not subject to taxation. For all periods subsequent to such conversion, the Company will be subject to corporate-level United States federal and state income taxes.

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

(19) Income Taxes

Our provision for income taxes is estimated to result in an annual effective tax rate of 0.0% in 2013, except as noted below. The 0.0% effective tax rate is a result of our recording of a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to significant cumulative losses since the Conversion, the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and the class action lawsuits and expectation of taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the six months ended June 30, 2012 we reduced the deferred tax valuation allowance from continuing operations by $41,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. As the Company sold all of its remaining investment securities in the first quarter of 2013, this allocation between continuing operations and other comprehensive income was reversed.

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

At June 30, 2013, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that relate to the Conversion and was charged to paid-in-capital in the first quarter of 2011.

(20) Subsequent Events

Revolving Credit Facility

The Revolving Credit Facility was amended on August 9, 2013 to provide until August 31, 2013 for the delivery of certain post-closing items by White Eagle and the servicer.

Sun Life

On July 29, 2013, the Company filed a complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada. The complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30 million in addition to an award of punitive damages.

Class Action Litigation, Derivative Demands and the Insurance Coverage Declaratory Relief Complaint

On July 29, 2013, the parties to the Term Sheet executed definitive settlement agreements in respect of the class action litigation, derivative action and insurance coverage declaratory relief complaint. The class action litigation and derivative action settlements are subject to court approval and all of the settlements are contingent on effectiveness of the other settlements. On August 6, 2013, the federal court entered an order preliminarily approving the class action settlements and setting a settlement hearing for December 16, 2013. On August 13, 2013, the state court entered an order preliminarily approving the derivative action settlement and setting a final fairness hearing for December 17, 2013. Final court approval of the Securities Class Action and Derivative Action settlements could be delayed by appeals or other proceedings.

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

New Revolving Credit Facility, Retirement of Bridge Facility, Portfolio Growth and Change in Accounting Estimate

In anticipation of a liquidity shortfall in the second quarter of 2013, on March 27, 2013, a subsidiary of the Company borrowed $45.0 million in aggregate principal amount under an 18-month senior secured bridge facility (the “Bridge Facility”) while the Company continued in its efforts to source longer-term capital.

On April 29, 2013, White Eagle Asset Portfolio, LLC, a subsidiary of the Company entered into a 15-year revolving credit facility providing for up to $300.0 million in borrowings (the “Revolving Credit Facility”) to pay premiums on the policies pledged as collateral under the facility, debt service and for the fees and expenses of certain service providers. The initial advance under the Revolving Credit Facility was approximately $83.0 million, with a portion of such borrowings used to retire the debt outstanding under the Bridge Facility. In addition, proceeds of the initial advance were used to pay transaction fees and expenses, a distribution to the Company and to fund a $48.5 million release payment under a termination agreement (the “Termination Agreement”) to the Company’s lender protection insurance coverage provider (the “LPIC Provider”) who released all of its salvage and subrogation rights in 323 policies that the Company has historically treated as contingent assets and described as “Life Settlements with Subrogation rights, net” as well as in 93 policies that were owned by CTL Holdings, LLC (“CTL”). On April 30, 2013, the Company acquired CTL and its 93 policies. At June 30, 2013 the Company’s portfolio consists of 627 policies, with an aggregate death benefit of $3.0 billion compared to 220 policies, with an aggregate death benefit of $1.1 billion at March 31, 2013.

459 policies owned by White Eagle, with an aggregate death benefit of $2.3 billion, and an estimated fair value of approximately $218.1 million at June 30, 2013 have been pledged as collateral under the Revolving Credit Facility and the Company can use subsequent draws to pay premiums on these policies. The Company is presently evaluating the 168 policies that have not been pledged as collateral, the majority of which had historically been maintained by the LPIC Provider, and may pledge certain of these policies in the future. It may also determine to sell or lapse certain of these policies as its portfolio strategy and liquidity needs dictate. Should it choose maintain all of the policies that have not been pledged as collateral under the Revolving Credit Facility, the Company estimates that it will need to pay approximately $6.5 million to maintain these 168 policies in force through 2013 and may seek to raise additional capital to maintain some or all of these policies.

        The procurement of the $300.0 million 15-year Revolving Credit Facility and the retirement of the $45.0 million Bridge Facility served to effectively recapitalize the Company and significantly mitigate liquidity risk. While the Revolving Credit Facility provides the lender with a significant interest in the policies pledged as collateral, the initial borrowings under the facility allowed the Company to opportunistically triple the size of its portfolio through the extinguishment of subrogation rights in policies that were historically considered contingent assets and through the acquisition of the CTL policies.

At June 30, 2013, the Company or its subsidiaries owned 402 policies that were either acquired through the acquisition of CTL or that were considered contingent assets prior to the effectiveness of the Termination Agreement, with an aggregate death benefit of $1.9 billion and an estimated fair value of approximately $139.7 million. The Company believes that it was uniquely positioned to transact with both the LPIC Provider and CTL and that the transaction prices were, accordingly, not indicative of what an exit price would be for these 402 policies in a negotiated market transfer. The addition of these policies resulted in a $65.8 million unrealized gain in investments in life settlements during the quarter ended June 30, 2013 and policy acquisitions similar in scale and in transaction price to those made during the quarter should not be anticipated in future periods.

Due to these policy additions, the application of fair value accounting to amounts owing under the Revolving Credit Facility and the elimination of servicing fee income through intercompany consolidation, the results of prior periods may not be comparable to the Company’s results at June 30, 2013 or in future periods.

The Company collected death benefits of $5.0 million and $1.0 million plus interest, respectively, in the second quarter of 2013 in respect of two policies that matured in the first quarter of 2013 and collected an additional $1.0 million from the surrender of two policies that were acquired during the second quarter of 2013.

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

On July 29, 2013, the parties to the Term Sheet executed definitive settlement agreements in respect of the class action litigation, derivative action and insurance coverage declaratory relief complaint. The class action litigation and derivative action settlements are subject to court approval and all of the settlements are contingent on effectiveness of the other settlements. On August 6, 2013, the federal court entered an order preliminarily approving the class action settlements and setting a settlement hearing for December 16, 2013. On August 13, 2013, the state court entered an order preliminarily approving the derivative action settlement and setting a final fairness hearing for December 17, 2013. Final court approval of the class action and derivative action settlements could be delayed by appeals or other proceedings

The terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by Imperial’s primary and excess D&O Carriers, and the issuance of two million warrants for shares of the Company’s stock with an estimated fair value of $3.1 million at the date of the signing of the Term Sheet. The value of the warrants were reassessed during the six months ended June 30, 2013 and resulted in an increase in fair value of $3.3 million. The estimated fair value at June 30, 2013 was $6.4 million. The fair value of the warrants will be re-assessed at issuance. The warrants will have a five-year term with an exercise price of $10.75 and will be issued when the settlement proceeds are distributed to the claimants. In addition, the underwriters in Imperial’s initial public offering are to waive their rights to indemnity and contribution by Imperial. The Company recorded a reserve at June 30, 2013 related to the proposed settlement of $18.4 million, which is included in other liabilities and a receivable for insurance recoverable from the Company’s D&O Carrier of $11.0 million, which is included in prepaid and other assets. $4.1 million net effect of the settlement was included in legal fees in the statement of operations for the year ended December 31, 2012.

The derivative action settlement requires implementation of certain compliance reforms and contemplates payment by Imperial’s primary D&O carrier of $1.5 million for legal fees in respect of the derivative actions and the contribution of $500,000 in Imperial stock.

In addition, the settlements contemplate that Imperial will contribute $500,000 to a trust to cover certain claims under its director and officer liability insurance policies.

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

The settlements also require Imperial to advance legal fees to and indemnify certain individuals covered under the policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

Use of Updated Life Expectancies & Recent Announcements by Life Expectancy Providers

To calculate the fair value of its life insurance policies, beginning with the quarter ended September 30, 2012 and consistent with the practice of many participants in the secondary and tertiary markets, the Company utilizes a “blend” of the life expectancy reports furnished by AVS Underwriting LLC (“AVS”) and 21st Services, LLC (“21st Services”) to establish a composite mortality factor input into its fair value model.

On January 22, 2013, 21st Services announced revisions to its underwriting methodology and on February 4, 2013, announced that it was correcting errors discovered in its previously announced revised methodology. According to the 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. At March 31, 2013, the Company had not received any life expectancy reports from 21st Services utilizing its revised methodology and, to account for the impact of the revisions and based off of market responses to the methodology change, the Company lengthened the life expectancies furnished by 21st Services by 13% prior to blending them with the life expectancy reports furnished by AVS.

As of June 30, 2013, the Company received 98 updated life expectancy reports from 21st Services that utilize its revised methodology. These life expectancies reported an average lengthening of life expectancies of 15.8% and, based on this sample, for the six months ended June 30, 2013, the Company increased the life expectancies furnished by 21st Services by 15.8% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the amount of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured. At June 30, 2013, had the Company not applied the 15.8% increase to the 21st Services life expectancy reports, the portfolio would have increased from the reported amount of $265.8 million by $5.3 million.

Prior to the quarter ended June 30, 2013, when blending AVS and 21st Services’ life expectancy reports to derive a composite mortality factor, the Company would cap the higher mortality factor at an amount that was 150% above the lower mortality factor. This was done so as to reduce variances between life expectancies furnished by these two life expectancy providers. For the period ending June 30, 2013, the Company terminated its use of such a cap. The Company believes that the elimination of this cap is consistent with valuation methodologies employed by other market participants in connection with 21st Services’ revised methodology.

One of the Company’s life expectancy providers, AVS, filed for federal bankruptcy protection under Chapter 11 on February 12, 2013. The Company cannot, at this time, predict what impact the bankruptcy filing will have on the Company’s ability to procure life expectancy reports from AVS in the future, AVS’s ability to continue its operations or whether other market participants will continue to use AVS life expectancy reports for valuation purposes going forward. The Company will continue to monitor the market response to these developments and may elect to adjust the application of life expectancy reports in its fair value methodology or source reports from different life expectancy providers in future periods.

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

Life Finance Loans Receivable

We report loans receivable acquired or originated by us at cost, adjusted for any deferred fees or costs in accordance with ASC 310-20, Receivables — Nonrefundable Fees and Other Costs, discounts, and loan impairment valuation. All loans are collateralized by life insurance policies. Interest income is accrued on the unpaid principal balance on a monthly basis based on the applicable rate of interest on the loans.

In accordance with ASC 310, Receivables, we specifically evaluate all loans for impairment based on the fair value of the underlying policies as collectability is primarily collateral dependent. The loans are considered to be collateral dependent as the repayment of the loans is expected to be provided by the underlying insurance policies. In the event of default, the borrower typically relinquishes ownership of the policy to us in exchange for our release of the debt (or we enforce our security interests in the beneficial interests in the trust that owns the policy). For loans that had lender protection insurance, we made a claim against the lender protection insurance policy and, subject to terms and conditions of the lender protection insurance policy, our lender protection insurer had the right to direct control or take beneficial ownership of the policy upon payment of our claim. For loans without lender protection insurance, we have the option of selling the policy or maintaining it on our balance sheet for investment.

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

In order to originate premium finance transactions our lenders required that we procure lender protection insurance. This lender protection insurance mitigates our exposure to losses, which may be caused by declines in the fair value of the underlying policies. At the end of each reporting period, for loans that had lender protection insurance, a loan impairment valuation was established if the carrying value of the loan receivable exceeded the amount of coverage. The lender protection insurance program was terminated as of December 31, 2010, and all loans originated after December 31, 2010, do not carry lender protection insurance coverage. Thus, for all loans originated in 2011 and beyond, a loan impairment valuation is established if the carrying value of a loan receivable exceeds the fair value of the underlying collateral. The Company ceased originating loans in the fourth quarter of 2011. The Termination Agreement entered into on April 30, 2013 between the Company and its lender protection insurer eliminated lender protection insurance coverage for all loans that previously had such coverage.

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

We have elected to account for the note payable under the Revolving Credit Facility with LNV Corporation, which includes the 50% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, structured settlements and note payable are considered Level 3 assets as there is currently no active market where we are able to observe quoted prices for identical assets and our valuation model incorporates significant inputs that are not observable. Our impaired loans are measured at fair value on a non-recurring basis, as the carrying value is based on the fair value of the underlying collateral. The method used to estimate the fair value of impaired collateral-dependent loans depends on the nature of the collateral. For collateral that has lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the insured value is an observable input to the Company, but not observable to market participants. For collateral that does not have lender protection insurance coverage, the fair value measurement is considered to be Level 3 as the estimated fair value is based on a model whose significant inputs are the life expectancy of the insured and the discount rate, which are not observable.

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

Valuation of Insurance Policies

Our valuation of insurance policies is a critical component of our estimate for the loan impairment valuation and the fair value of our investments in life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the Company’s estimate of the life expectancy of the insured and the discount rate.

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

The calculation allows for the possibility that if the insured dies earlier than expected, the premiums needed to keep the policy in force will not have to be paid. Conversely, the calculation also considers the possibility that if the insured lives longer than expected, more premium payments will be necessary. Based on these considerations, each possible outcome is assigned a probability and the range of possible outcomes is then used to create a fair value for the policy.

As is the case with most market participants, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value at June 30, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value	Change in Value
+6	$219,364	$(46,409)
-	$265,773	—
-6	$316,408	$50,635

Prior to the second quarter of 2013, the Company would adjust its average, or blend, of the two life expectancy reports when the difference in the probability of mortality between the reports was greater than 150%. In those instances and as reflected in the fair market value at December 31, 2012 and March 31, 2013, the Company would cap the higher mortality factor at amount that was 150% above the lower mortality factor, which ultimately reduced the mortality factor inputted into the Company’s fair value model. As discussed above under Use of Updated Life Expectancies and Change in Mortality Table in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company ceased applying a cap as part of the valuation adjustments implemented in connection with 21st Services’ revised underwriting methodology. Additionally, the Company increased the life expectancies furnished by 21st Services by 15.8% at June 30, 2013 prior to blending them with the life expectancy reports furnished by AVS. Had the Company not implemented such an adjustment, the fair value of the Company’s portfolio would have increased from the reported amount of $265.8 million by $5.3 million.

The Company believes that investors in esoteric assets, such as life insurance policies, typically target yields averaging between 12% — 17% for investments of more than a 5 year duration, and had historically used a 15% — 17% range of discount rates to value its life insurance policies. In the third quarter of 2011 and in the immediate aftermath of becoming aware of the USAO investigation, the Company substantially increased the discount rates inputted into its fair value model as it believed that USAO Investigation along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace that has continued to reverberate. Since that time, the Company has been re-evaluating its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and potential financing sources and extrapolates the discount rate underlying actual sales of policies.

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

As of June 30, 2013, the Company owned 627 policies with an aggregate investment in life settlements of $265.8 million. Of these 627 policies, 584 were previously premium financed and are valued using discount rates that range from 16.59% to 29.59%. The remaining 43 policies are valued using discount rates that range from 14.59% to 21.59%.

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

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
20.11%	-0.50%	$273,967	$8,194
20.61%	—	$265,773	$—
21.11%	0.50%	$257,950	$(7,823)

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

Valuation of Note payable

We have elected to account for this note payable, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Life expectancy sensitivity analysis of note payable

A considerable portion of the fair value of the Company’s note payable derives from the timing of receipt of future policy proceeds. Should life expectancies lengthen such that policy proceeds are collected further into the future, the fair value of this debt will decline. Conversely, should life expectancies shorten, the fair value of this debt will increase. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

As is the case with most market participants, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value at June 30, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Note Payable	Change in Value
+6	$86,552	$(15,223)
-	$101,775	—
-6	$119,953	$18,178

Discount rate of note payable

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and our estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of note payable

Discount Rate	Rate Adjustment	Fair Value of Note Payable	Change in Value
23.00%	-0.50%	$104,328	$2,553
23.50%	—	$101,775	$—
24.00%	0.50%	$99,316	$(2,459)

Future changes in the discount rates could have a material effect on the fair value of our note payable, which could have a material adverse effect on our business, financial condition and results of our operations.

At June 30, 2013 the fair value of the debt is $101.8 million. See Note 15 — Fair Value Measurements. The outstanding principal is approximately $107.1 million as of June 30, 2013.

Revenue/Income Recognition

Our primary sources of revenue/income are in the form of unrealized change in fair value of life settlements, interest income, and origination fee income, servicing income and realized gains on sales of structured settlements. Our revenue/income recognition policies for these sources of revenue/income are as follows:

•

Change in Fair Value of Life Settlements — When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. Changes in the fair value of the investment is also recognized upon the receipt of death notice or verified obituary of insured.

•

Gains on Life Settlement, Net — The Company recognizes gains from life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

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

•

Origination Fee Income — Loans often include origination fees that are fees payable to us on the date the loan matures. The fees are negotiated at the inception of the loan on a transaction by transaction basis. The fees are accreted into income over the term of the loan using the effective interest method. Once the premium finance loans on our balance sheet mature, we will no longer have any revenue generated from origination income.

•

Servicing Income — We historically received income from servicing life insurance policies controlled by a third party. These services included verifying premiums are paid and correctly applied and updating files for medical history and ongoing premiums. Upon the effectiveness of the Termination Agreement, the Company ceased receiving servicing income from LPIC Provider.

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

We account for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

At June 30, 2013 and 2012, due to the significant cumulative losses since the Conversion and the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and class action lawsuits, we recorded a full valuation allowance against our net deferred tax asset as it is more likely than not that the net deferred tax asset is not realizable. As a result of these increases in the valuation allowance, we recorded no income tax provision or benefit for the period ended June 30, 2013 and 2012.

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

Recent Accounting Pronouncements

Note 2 of the Notes to Consolidated Financial Statements discusses accounting standards adopted during the six months ended June 30, 2013. The adoption of these standards has not had an impact on the Company’s financial position or results of operations.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Our results of operations are discussed below in two parts: (i) our consolidated results of operations and (ii) our results of operations by segment.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Income
Interest income	$75	$698	$162	$1,604
Interest and dividends on investment securities available for sale	—	132	14	260
Origination fee income	—	188	—	438
Realized gain on sale of structured settlements	3,128	3,134	6,670	5,609
(Loss) gain on life settlements, net	(1,247)	55	(1,247)	291
Change in fair value of life settlements (Notes 13 & 15)	64,846	4,874	66,686	9,129
Unrealized change in fair value of structured settlements	236	569	781	1,178
Servicing fee income	76	327	310	684
Gain on maturities of life settlements with subrogation rights, net	—	6,090	—	6,090
Other income	2,000	116	2,090	866

Total income	69,114	16,183	75,466	26,149

Expenses
Interest expense	10,759	304	10,861	1,078
Change in fair value of note payable	(5,361)	—	(5,361)	—
Loss on extinguishment of Bridge Facility	3,991	—	3,991	—
Provision for losses on loans receivable	—	441	—	441
(Gain) loss on loan payoffs and settlements, net	(65)	162	(65)	153
Amortization of deferred costs	—	516	7	1,497
Personnel costs	3,653	5,033	6,984	8,722
Marketing costs	617	1,286	1,428	3,447
Legal fees	4,665	5,699	8,744	13,590
Professional fees	1,619	1,795	2,720	3,713
Insurance	479	617	998	1,086
Other selling, general and administrative expenses	1,036	955	1,730	1,959

Total expenses	21,393	16,808	32,037	35,686

Income (loss) before income taxes	47,721	(625)	43,429	(9,537)
(Provision) benefit for income taxes	—	—	(40)	41

Net Income (loss)	$47,721	$(625)	$43,389	$(9,496)

Income (loss) per share:

Basic	$2.25	$(0.03)	$2.05	$(0.45)

Diluted	$2.25	$(0.03)	$2.04	$(0.45)

Weighted average shares outstanding:

Basic	21,219,880	21,206,121	21,213,039	21,205,370

Diluted	21,237,166	21,206,121	21,230,325	21,205,370

Life Finance Segment Results (in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Income	$65,636	$12,255	$67,775	$18,224
Expenses	13,436	5,218	15,544	10,356

Segment operating income	$52,200	$7,037	$52,231	$7,868

Structured Settlements Segment Results (in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Income	$3,476	$3,968	$7,668	$7,211
Expenses	3,956	5,524	7,905	11,613

Segment operating loss	$(480)	$(1,556)	$(237)	$(4,402)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Consolidated
Segment operating income	51,720	5,481	51,994	3,466
Unallocated income
Interest and dividends on investment securities available for sale	2	132	16	260
Other income	—	7	8	631

	2	139	24	891

Unallocated expenses
Interest expense	4	—	7	3
Personnel costs	529	342	646	568
Legal fees	2,668	4,647	6,415	10,940
Professional fees	469	864	1,073	1,936
Insurance	283	61	378	107
Other selling, general and administrative expenses	48	331	70	340

	4,001	6,245	8,589	13,894

Income (loss) before income taxes	47,721	(625)	43,429	(9,537)
(Provision) benefit for income taxes	—	—	(40)	41

Net income (loss)	$47,721	$(625)	$43,389	$(9,496)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income for the three months ended June 30, 2013 was $47.7 million as compared to a net loss of $625,000 for the three months ended June 30, 2012, an increase of $48.3 million or 7,728%. Total income was $69.1 million for the three months ended June 30, 2013, a 329% increase over total income of $16.1 million during the same period in 2012. Total expenses were $21.4 million for the three months ended June 30, 2013 compared to total expenses of $16.8 million incurred during the same period in 2012, an increase of $4.6 million, or 27%.

In our life finance segment, total income increased by $53.3 million to $65.6 million for the three months ended June 30, 2013. We recorded a change in fair value of life settlements of $64.8 million, which resulted in an increase of $59.9 million versus the second quarter of 2012. As a result of the voluntary termination of our premium finance business, we had decreases in interest income of $579,000 and origination income of $188,000 versus the second quarter of 2012.

Life finance segment expenses were $13.4 million during the three months ended June 30, 2013 compared to $5.2 million during the same period in 2012, an increase of $8.2 million, or 158%. These increases were driven primarily by a $10.5 million increase in interest expense, a $4.0 million in loss on extinguishment of bridge facility and a $960,000 increase in legal fees these were offset by a change in fair value of note payable of $5.4 million, a decrease in personnel costs of $1.0 million and amortization of deferred costs of $516,000.

As of June 30, 2013, we had loans receivable totaling $206,000 compared to $10.6 million as of June 30, 2012, a decrease of $10.4 million, or 98%. Loans outstanding declined from 53 to 2. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $188,000 and $588,000, respectively, during the three months ended June 30, 2012, to zero and $9,000, respectively, during the same period in 2013, a reduction of $188,000 and $579,000 or 100% and 98%, respectively.

Interest expense increased to $10.8 million during the three months ended June 30, 2013, compared to $304,000 during the same period in 2012, an increase of $10.5 million or 3,454%, as note payable increased from $4.1 million as of June 30, 2012 to $101.8 million as of June 30, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility, resulting in a zero balance for the three months ended June 30, 2013. The estimated fair value of the $101.8 million note outstanding at June 30, 2013 relates to the Revolving Credit Facility issued during the three months ended June 30, 2013 that is collateralized by the life insurance policies owned by White Eagle. Of the interest expense of $10.8 million, approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility which was not capitalized as a result of electing the fair value option for valuing this debt. Interest expense also includes $510,000 associated with interest paid on the Bridge Facility issued during the quarter ended March 31, 2013.

Change in fair value of note payable was approximately $5.4 million for the three months ended June 30, 2013 compared to zero for the three months ended June 30, 2012, a decrease of $5.4 million or 100%. This unrealized gain is associated with the adoption of the fair value option in accounting for the note payable and the lengthening of life expectancy estimates for policies in the facility. The facility is valued using a discount rate of 23.5%. See Note 15 to the accompanying consolidated financial statements.

Loss on extinguishment of bridge facility was approximately $4.0 million for the three months ended June 30, 2013, compared to zero during the same period in 2012, an increase of $4.0 million or 100%. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended June 30, 2013. The Bridge Facility had a face of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000; all amounts were expensed during the three months ended June 30, 2013 as a result of repayment of the facility. See Note 14 to the accompanying consolidated financial statements.

Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, was zero during the three months ended June 30, 2013 as compared to $516,000 during the same period in 2012, a decrease of $516,000. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and coverage on all prior loans was terminated on April 30, 2013. As of June 30, 2013, there are no lender protection insurance related costs remaining to be amortized.

As of June 30, 2013, the Company owned 627 policies compared to 204 policies at June 30, 2012 with a fair market value of $265.8 million compared to $110.6 million at June 30, 2012, an increase of $155.2 million or 140%. During the three months ended June 30, 2013, the Company acquired 422 life insurance policies compared to 11 policies during the same period in 2012. Of the 422 policies acquired during the three months ended June 30, 2013, 6 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 11 policies acquired in the same manner for 2012. Of the remaining 416 policies, 323 policies were acquired upon the effectiveness of the Termination Agreement with the LPIC Provider and were previously off balance sheet, contingent assets for financial reporting purposes in the prior period with the remaining 93 acquired through the Company’s acquisition of CTL policies, for a total purchase price of $55.5 million. As of June 30, 2013, the aggregate death benefit of the Company’s investment in life settlements was $3.0 billion.

During the three months ended June 30, 2013, the Company surrendered 2 policies resulting in a loss of approximately $92,000 and received proceeds of $1.0 million and lapsed 13 policies resulting in a loss of $1.1 million. The net effect of the surrenders and lapses was $1.2 million and is included in the consolidated statement as loss on life settlement for the three months ended June 30, 2013. There were no surrender or lapses for the three months ended June 30, 2012.

Of these 627 policies owned as of June 30, 2013, 584 were previously premium financed and are valued using discount rates that range from 16.59% — 29.59%. The remaining 43 policies are valued using discount rates that range from 14.59% — 21.59%.

Change in fair value of life settlements was approximately $64.8 million for the three months ended June 30, 2013 compared to $4.9 million for the three months ended June 30, 2012, an increase of $59.9 million or 1,222%. This unrealized gain was primarily driven by the acquisition of policies as stated above.

In our structured settlements segment, total income was $3.5 million for the three months ended June 30, 2013 compared to $4.0 million in June 30, 2012, a decrease of $500,000 or 13%. This was due to a decrease in the number of transactions being sold. During the three months ended June 30, 2013, 150 structured settlements were sold that resulted in a gain of $3.1 million compared to 265 structured settlements that were sold that resulted in a gain of $3.1 million during the same period in 2012. Unrealized change in fair value of structured settlements receivable was $236,000 for the three months ended June 30, 2013 compared to $569,000 in for the three months ended June 30, 2012, a decrease of $333,000 or 59%.

Selling, general and administrative expenses decreased by $1.5 million to $4.0 million. Significant expense reductions were made in marketing costs of $669,000 associated with a reduction in advertising and other promotional activities, reduction in personnel costs of $543,000 and a reduction in insurance fees of $180,000.

Structured settlement segment continues to be characterized by high growth in lead generation and sales as well as high operating costs. Segment operating loss was $480,000 for the three months ended June 30, 2013 an improvement of $1.1 million over the segment operating loss of $1.6 million recorded during the same period in 2012.

Non-direct segment expense was $4.0 million for the three months ended June 30, 2013 compared to $6.2 million for the three months ended June 30, 2012, a decrease of $2.2 million or 35%. This is primarily driven by a decrease in legal fees of $2.0 million or 41%, professional fees of $395,000 or 46% and other selling, general and administrative expenses of $283,000. These reductions were offset by an increase in personnel costs of $187,000 and an increase in insurance of $222,000 that is associated with an adjustment to our cost allocation method between segments. Legal expenses for the three months ended June 30, 2013 were $2.7 million that is mainly associated with the USAO Investigation, compared to $4.6 million for the three months ended June 30, 2012.

The Company determined that the net deferred tax asset at June 30, 2013 and 2012 was not realizable and accordingly, established a 100 percent valuation allowance against it net deferred tax asset at June 30, 2013 and 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income for the six months ended June 30, 2013 was $43.4 million as compared to a net loss of $9.5 million for the six months ended June 30, 2012, an increase of $52.9 million or 557%. Total income was $75.5 million for the six months ended June 30, 2013, a 189% increase over total income of $26.1 million during the same period in 2012. Total expenses were $32.0 million for the six months ended June 30, 2013 compared to total expenses of $35.7 million incurred during the same period in 2012, a decrease of $3.7 million, or 10%.

In our life finance segment, operating profit increased by $44.4 million to $52.2 million for the six months ended June 30, 2013. We recorded a change in fair value of life settlements of $66.7 million, which resulted in an increase of $57.6 million versus the six months ended June 30, 2012. As a result of the voluntary termination of our premium finance business, we had decreases in interest income of $1.4 million and origination income of $438,000 versus the first half of 2012.

Life finance segment expenses were $15.5 million during the six months ended June 30, 2013 compared to $10.4 million during the same period in 2012, an increase of $5.1 million, or 49%. These increases were driven primarily by an increase in interest expense of $9.8 million, loss on extinguishment of bridge facility of $4.0 million, offset by change in fair value of note payable of $5.4 million. $1.5 million reduction in amortization of deferred costs, and a $885,000 reduction in personnel costs.

As of June 30, 2013, we had loans receivable totaling $206,000 compared to $10.6 million as of June 30, 2012, a decrease of $10.4 million, or 98%. Loans outstanding declined from 53 to 2. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $438,000 and $1.4 million, respectively, during the six months ended June 30, 2012, to zero and $29,000, respectively, during the same period in 2013, a reduction of $438,000 and $1.4 million or 100% and 98%, respectively.

Interest expense increased to $10.9 million during the six months ended June 30, 2013, compared to $1.1 million during the same period in 2012, an increase of $9.8 million or 891%, as note payable increased from $4.1 million as of June 30, 2012 to $101.8 million as of June 30, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility, resulting in a zero balance for the six months ended June 30, 2013. The estimated fair value of the $101.8 million note outstanding at June 30, 2013 relates to the Revolving Credit Facility issued during the six months ended June 30, 2013 that is collateralized by the life insurance policies owned by White Eagle. Of the interest expense of $10.9 million, approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility which was not capitalized as a result of electing the fair value option for valuing this debt. Interest expense also includes $40,000 and $510,000, representing loan closing cost and interest paid, respectively on the Bridge Facility issued during the quarter ended March 31, 2013.

Change in fair value of note payable was approximately $5.4 million for the six months ended June 30, 2013 compared to zero for the six months ended June 30, 2012, a decrease of $5.4 million or 100%. This unrealized gain is associated with the adoption of the fair value option in accounting for the note payable and the lengthening of life expectancy estimates for the policies in the facility. The facility is valued using a discount rate of 23.5%. See Note 15 to the accompanying consolidated financial statements.

Loss on extinguishment of bridge facility was approximately $4.0 million for the six months ended June 30, 2013, compared to zero during the same period in 2012, an increase of $4.0 million or 100%. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended June 30, 2013. The Bridge Facility had a face of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000; all amounts were expensed during the six months ended June 30, 2013 as a result of repayment of the facility. See Note 14 to the accompanying consolidated financial statements.

        Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC insurer, was $7,000 during the six months ended June 30, 2013 as compared to $1.5 million during the same period in 2012, a decrease of $1.5 million. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and coverage on all prior loans terminated on April 30, 2013. As of June 30, 2013, there are no lender protection insurance related costs remaining to be amortized.

        As of June 30, 2013, the Company owned 627 policies with a fair market value of $265.8 million compared to $110.6 million at June 30, 2012, an increase of $155.2 million or 140%. During the six months ended June 30, 2013, the Company acquired 430 life insurance policies compared to 20 policies during the same period in 2012. Of the 430 policies acquired during 2013, 14 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 20 policies acquired in the same manner for 2012. Of the remaining 416 policies, 323 policies were acquired upon the effectiveness of the Termination Agreement with the LPIC Provider and were previously off balance sheet, contingent assets for financial reporting purposes in the prior period with the remaining 93 acquired through the Company’s acquisition of CTL policies, for a total purchase price of $55.5 million. As of June 30, 2013, the aggregate death benefit of the Company’s investment in life settlements is $3.0 billion.

During the six months ended June 30, 2013, the Company surrendered 2 policies resulting in a loss of approximately $92,000 and received proceeds of $1.0 million and lapsed 13 policies resulting in a loss of $1.1 million. The net effect of the surrenders and lapses was $1.2 million and is included in the consolidated statement of operations as loss on life settlement for the six months ended June 30, 2013. There were no surrender or lapses for the six months ended June 30, 2012.

Of these 627 policies owned as of June 30, 2013, 584 were previously premium financed and are valued using discount rates that range from 16.59% — 29.59%. The remaining 43 policies are valued using discount rates that range from 14.59% — 21.59%.

Change in fair value of life settlements was approximately $66.7 million for the six months ended June 30, 2013 compared to $9.1 million for the six months ended June 30, 2012, an increase of $57.6 million. This gain was primarily driven by the acquisition of life insurance policies as stated above. During the first quarter of 2013, two life insurance policies owned by the Company with face amounts of $5.0 million and $1.0 million, respectively, matured. Change in fair value of life settlements of $4.9 million from these settlements was recorded in the consolidated statement of operations for the six months ended June 30, 2013. Amounts totaling $6.0 million were received during the six months ended June 30, 2013.

In our structured settlements segment, total income was $7.7 million for the six months ended June 30, 2013 compared to $7.2 million in June 30, 2012, an increase of $500,000 or 7%. This was due to an increase in transaction size of the deals being sold. During the six months ended June 30, 2013, 313 structured settlements were sold that resulted in a gain of $6.7 million compared to 728 structured settlements sold resulting in a gain of $5.6 million during the same period in 2012. Unrealized change in fair value of structured settlements receivable was $781,000 for the six months ended June 30, 2013 compared to $1.2 million in for the six months ended June 30, 2012, a decrease of $419,000 or 35%.

Selling, general and administrative expenses decreased by $3.7 million to $7.9 million. Significant expense reductions were made in marketing costs of $2.0 million associated with a reduction in advertising and other promotional activities, reduction in personnel costs of $930,000, and a reduction in professional and legal fees of $233,000 and $177,000, respectively.

The structured settlement segment continues to be characterized by high growth in lead generation and sales as well as high operating costs. Segment operating loss was $237,000 for the six months ended June 30, 2013 an improvement of $4.2 million over the segment operating loss of $4.4 million recorded during the same period in 2012.

Non-direct segment expense was $8.6 million for the six months ended June 30, 2013 compared to $13.9 million for the six months ended June 30, 2012, a decrease of $5.3 million or 38%. This is primarily driven by a decrease in legal fees of $4.5 million or 41% and professional fees of $863,000 or 45%. Legal expenses for 2013 were $6.4 million this was mainly associated with the USAO Investigation, compared to $10.9 million for the six months ended June 30, 2012.

The Company determined that the net deferred tax asset at June 30, 2013 and 2012 was not realizable and accordingly, established a 100 percent valuation allowance against its net deferred tax asset at June 30, 2013 and 2012. For the period ended June 30, 2012, we reduced the deferred tax valuation allowance from continued operations by $41,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. As the Company sold all of its remaining investment securities in the first quarter of 2013, this allocation between continued operations and other comprehensive income was reversed.

Life Finance Business

Our results of operations for our life finance segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Life finance
Income
Interest income	$9	$588	$29	$1,433
Origination income	—	188	—	438
Change in fair value of life settlements	64,846	4,874	66,686	9,129
(Loss) gain on sale of life settlements, net	(1,247)	55	(1,247)	291
Servicing fee income	76	327	310	684
Gain on maturities of life settlements with subrogation rights, net	—	6,090	—	6,090
Other	1,952	133	1,997	159

	65,636	12,255	67,775	18,224

Direct segment expenses
Interest expense	10,755	304	10,855	1,075
Change in fair value of note payable	(5,361)	—	(5,361)	—
Loss on extinguishment of Bridge Facility	3,991	—	3,991	—
Provision for losses on loan receivables	—	441	—	441
(Gain) loss on loans payoffs and settlements, net	(65)	162	(65)	153
Amortization of deferred costs	—	516	7	1,497
Personnel costs	1,232	2,255	2,679	3,564
Legal fees	1,458	498	1,359	1,506
Professional fees	790	432	968	865
Insurance	101	282	313	493
Other selling, general and administrative expenses	535	328	798	762

	13,436	5,218	15,544	10,356

Segment operating income	$52,200	$7,037	$52,231	$7,868

The following table highlights certain selected operating data in our life finance segment for the periods indicated (in thousands except number of loans percentage, age and life expectancy):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Period Acquisitions - Policies Owned
Number of policies acquired	422	11	430	20
Average age of insured at acquisition	77.7	74.1	77.7	74.7
Average life expectancy - Calculated LE (Years)	12.7	15.5	12.7	13.7
Average death benefit	$4,756	$4,192	$4,744	$5,381
Aggregate purchase price	$56,875	$617	$58,400	$2,780

End of Period - Policies Owned
Number of policies owned	627	204	627	204
Average Life Expectancy - Calculated LE (Years)	11.9	10.5	11.9	10.5
Aggregate Death Benefit	$3,015,140	$1,017,806	$3,015,140	$1,017,806
Aggregate fair value	$265,773	$110,610	$265,773	$110,610
Monthly premium - average per policy	$7.8	$11.2	$7.8	$11.2

End of Period Loan Portfolio
Loans receivable, net	$206	$10,616	$206	$10,616
Number of policies underlying loans receivable	2	53	2	53
Aggregate death benefit of policies underlying loans receivable	$12,000	$244,575	$12,000	$244,575
Number of loans with insurance protection	—	24	—	24
Loans receivable, net (insured loans only)	$—	$4,588	$—	$4,588
Average Per Loan:
Age of insured in loans receivable	72.1	76.2	72.1	76.2
Life expectancy of insured (years)	19.4	15.2	19.4	15.2
Monthly premium	$1	$5	$1	$5
Loan receivable, net	$103	$200	$103	$200
Interest rate	14.0%	12.7%	14.0%	12.7%

Life Finance Business

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Income

Interest Income. Interest income was $9,000 for the three months ended June 30, 2013 compared to $588,000 for the comparable period in 2012, a decrease of $579,000, or 98%. During the three months ended June 30, 2013 and June 30, 2012, the Company originated no loans. Interest income declined as the balance of loans receivable, net decreased from $10.6 million as of June 30, 2012 to $206,000 as of June 30, 2013 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of June 30, 2013 and 2012 was 14.0% and 13.0%, respectively. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was zero for the three months ended June 30, 2013, compared to $188,000 for the comparable period in 2012. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC provider. As a result of the voluntary termination of our premium finance business, we did not originate any loans or origination fees during 2012 or 2013. We will cease accruing origination fee income once our outstanding premium finance loans mature.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was approximately $64.8 million for the three months ended June 30, 2013 compared to $4.9 million for the three months ended June 30, 2012, an increase of $59.9 million or 1,222%. This gain was primarily driven by the acquisition of policies as stated above. The discount rates used in the fair value calculation for the three months ended June 30, 2013 ranged from 14.59% to 29.59% with a range of 17.25% to 30.85% utilized for the three months ended June 30, 2012. See Note 15 to the accompanying consolidated financial statements.

Servicing Fee Income. Servicing income was $76,000 for the three months ended June 30, 2013 compared to $327,000 for the comparable period in 2012, a decrease of $251,000 or 77%. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. This decrease was primarily due to a reduction in the number of policies serviced and at April 30, 2013 the Company stopped servicing assets for third parties as a result of the Termination Agreement.

Loss / Gain on of life settlements, net. Loss on life settlements, net was $1.2 million for the three months ended June 30, 2013 compared to $55,000 gain for the comparable period in 2012. During the three months ended June 30, 2013, the Company surrendered 2 policies resulting in a loss of approximately $92,000 and received proceeds of $1.0 million and lapsed 13 policies resulting in a loss of $1.1 million. The net effect of the surrenders and lapses was $1.2 million and is included in the consolidated statement as loss on life settlement for the three months ended June 30, 2013. There were no surrender or lapses for the three months ended June 30, 2012. The amount of $55,000 for the three months ended June 30, 2012 is associated with the sale of 4 policies during that period. There was no sale for the three months ended June 30, 2013.

Other Income. Other income was $2.0 million for the three months ended June 30, 2013 compared to $133,000 for the comparable period in 2012, an increase of $1.9 million. The amount for 2013 is attributable to write off of other liabilities which was payable to a third party and is now forgiven.

Gain on maturities of life settlements with subrogation rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011. In the three months ended June 30, 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and reported a gain in accordance with ASC 450, Contingencies in its consolidated statement of operations for the three months ended June 30, 2012 as all contingencies were resolved. There were no such gains for the three months ended June 30. 2013. As a result of the Termination Agreement, the Company no longer holds life settlements with subrogation rights.

Expenses

Interest expense. Interest expense increased to $10.8 million during the three months ended June 30, 2013, compared to $304,000 during the same period in 2012, an increase of $10.5 million or 3,454%, as note payable increased from $4.1 million as of June 30, 2012 to $101.8 million as of June 30, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility, resulting in a zero balance for the three months ended June 30, 2013. The estimated fair value of the $101.8 million note outstanding at June 30, 2013 relates to the Revolving Credit Facility issued during the three months ended June 30, 2013 that is collateralized by the life insurance policies owned by White Eagle. Of the interest expense of $10.8 million, approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility which was not capitalized as a result of electing the fair value option for valuing this debt. Interest expense also includes $510,000 associated with interest paid on the Bridge Facility issued during the quarter ended March 31, 2013.

Unrealized change in fair value of note payable. Unrealized change in fair value of note payable was approximately $5.4 million for the three months ended June 30, 2013 compared to zero for the same period in 2013, a decrease of $5.4 million or 100%. This unrealized gain is associated with the adoption of the fair value option in accounting for the note payable and the lengthening of life expectancy estimates for the policies in the facility. The facility is valued using a discount rate of 23.5%. See Note 15 to the accompanying consolidated financial statements.

Loss on extinguishment of bridge facility. Loss on extinguishment of bridge facility was approximately $4.0 million for the three months ended June 30, 2013, compared to zero during the three months ended June 30, 2012, an increase of $4.0 million or 100%. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended June 30, 2013. The Bridge Facility had a face of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000; all amounts were expensed during the three months ended June 30, 2013 as a result of repayment of the facility. See Note 14 to the accompanying consolidated financial statements.

Gains / Losses on Loan Payoffs and Settlements, Net. Gain on loan payoffs and settlements, net, was $65,000 for the three months ended June 30, 2013 compared to a loss of $162,000 for the comparable period in 2012, a decrease of $227,000 or 140%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was zero for the three months ended June 30, 2013 compared to $441,000 for the same period in 2012, a decrease of $441,000. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. The provision for losses on loans receivable was $441,000 because three loans were delayed in being paid off for the three months ended June 30, 2012. See Notes 9 and 15 to the accompanying consolidated financial statements.

Amortization of Deferred Costs. Amortization of deferred costs was zero during the three months ended June 30, 2013 as compared to $516,000 for the comparable period in 2012, a decrease of $516,000, or 100%. Lender protection insurance related costs accounted for zero and $474,000 of total amortization of deferred costs during the three months ended June 30, 2013 and 2012, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and zero loans with lender protection insurance remained outstanding as of June 30, 2013. No lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses. SG&A expenses were $4.1 million for the three months ended June 30, 2013 compared to $3.8 million for the comparable period in 2012, an increase of $300,000 or 8%. This was due primarily to an increase in legal fees of $1.0 million and professional services of $358,000. These were offset by a $1.0 million decrease in personnel costs and $181,000 in insurance.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Income

Interest Income. Interest income was $29,000 for the six months ended June 30, 2013 compared to $1.4 million for the comparable period in 2012, a decrease of $1.4 million or 100%. During the six months ended June 30, 2013 and June 30, 2012, the Company originated no loans. Interest income declined as the balance of loans receivable, net decreased from $10.6 million as of June 30, 2012 to $206,000 as of June 30, 2013 due to significant loan maturities. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of June 30, 2013 and 2012 was 14.0% and 13.0%, respectively. As a result of the voluntary termination of our premium finance business, we will cease earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was zero for the six months ended June 30, 2013, compared to $438,000 for the comparable period in 2012. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC provider. As a result of the voluntary termination of our premium finance business, we did not originate any loans or origination fees during 2012 or 2013. We will cease accruing origination fee income once our outstanding premium finance loans mature.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was approximately $66.7 million for the six months ended June 30, 2013 compared to $9.1 million for the six months ended June 30, 2012, an increase of $57.6 million. This gain was primarily driven by the acquisition of life insurance policies as stated above. During the first quarter of 2013, two life insurance policies owned by the Company with face amounts of $5.0 million and $1.0 million, respectively, matured. Change in fair value of life settlements of $4.9 million from these settlements was recorded in the consolidated statement of operations for the six months ended June 30, 2013. Amounts totaling $6.0 million were received during the six months ended June 30, 2013

The discount rates used in the fair value calculation for the six months ended June 30, 2013 ranged from 14.59% to 29.59% with a range of 17.25% to 30.85% utilized for the six months ended June 30, 2012. See Note 15 to the accompanying consolidated financial statements.

Gain / Loss on life settlements, net. Loss on sale of life settlements, net was $1.2 million for the six months ended June 30, 2013 compared to income of $291,000 for the comparable period in 2012. During the six months ended June 30, 2013, the Company surrendered 2 policies resulting in a loss of approximately $92,000 and received proceeds of $1.0 million and lapsed 13 policies resulting in a loss of $1.1 million. The net effect of the surrenders and lapses was $1.2 million and is included in the consolidated statement as loss on life settlement for the six months ended June 30, 2013. There were no surrender or lapses for the six months ended June 30, 2012. The amount of $291,000 for the six months ended June 30, 2012 is associated with the sale of 6 policies during that period. There was no sale for the six months ended June 30, 2013.

Servicing Fee Income. Servicing income was $310,000 for the six months ended June 30, 2013 compared to $684,000 for the comparable period in 2012, a decrease of $374,000 or 55%. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. This decrease was primarily due to a reduction in the number of policies serviced and at April 30, 2013 the Company stopped servicing assets for third parties as a result of the Termination Agreement.

Other Income. Other income was $2.0 million for the six months ended June 30, 2013 compared to $159,000 for the comparable period in 2012, an increase of $1.8 million or 1,732%. The amount for 2013 is attributable to write off of other liabilities which was payable to a third party and is now forgiven.

Gain on maturities of life settlements with subrogation rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011. In the six months ended June 30, 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and reported a gain in accordance with ASC 450, Contingencies in its consolidated statement of operations for the six months ended June 30, 2012 as all contingencies were resolved. There were no such gains for the six months ended June 30. 2013 . As a result of the Termination Agreement, the Company no longer holds life settlements with subrogation rights.

Expenses

Interest expense. Interest expense increased to $10.9 million during the six months ended June 30, 2013, compared to $1.1 million during the same period in 2012, an increase of $9.8 million or 891%, as note payable increased from $4.1 million as of June 30, 2012 to $101.8 million as of June 30, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility, resulting in a zero balance for the six months ended June 30, 2013. The estimated fair value of the $101.8 million note outstanding at June 30, 2013 relates to the Revolving Credit Facility issued during the six months ended June 30, 2013 that is collateralized by the life insurance policies owned by White Eagle. Of the interest expense of $10.9 million, approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility which was not capitalized as a result of electing the fair value option for valuing this debt. Interest expense also includes $40,000 and $510,000, representing loan closing cost and interest paid, respectively on the Bridge Facility issued during the quarter ended March 31, 2013.

Unrealized change in fair value of note payable. Unrealized change in fair value of note payable was approximately $5.4 million for the six months ended June 30, 2013 compared to zero for the six months ended June 30, 2013, a decrease of $5.4 million or 100%. This unrealized gain is associated with the adoption of the fair value option in accounting for the note payable and the lengthening of life expectancy estimates for the policies in the facility. The facility is valued using a discount rate of 23.5%. See Note 15 to the accompanying consolidated financial statements.

Loss on extinguishment of bridge facility. Loss on extinguishment of bridge facility was approximately $4.0 million for the six months ended June 30, 2013, compared to zero during the same period in 2012, an increase of $4.0 million or 100%. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended June 30, 2013. The Bridge Facility had a face of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000; all amounts were expensed during the six months ended June 30, 2013 as a result of repayment of the facility. See Note 14 to the accompanying consolidated financial statements.

Gains / Loss on Loan Payoffs and Settlements, Net. Gain on loan payoffs and settlements, net, was $65,000 for the six months ended June 30, 2013 compared to a loss $153,000 for the comparable period in 2012, an increase of $218,000 or 142%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was zero for the six months ended June 30, 2013 compared to $441,000 for the same period in 2012, a decrease of $441,000. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. The provision for losses on loans receivable was $441,000 because three loans were delayed in being paid off for the six months ended June 30, 2012. See Notes 9 and 15 to the accompanying consolidated financial statements.

Amortization of Deferred Costs. Amortization of deferred costs was $7,000 during the six months ended June 30, 2013 as compared to $1.5 million for the comparable period in 2012, a decrease of $1.5 million, or 100%. Lender protection insurance related costs accounted for zero and $1.2 million of total amortization of deferred costs during the six months ended June 30, 2013 and 2012, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and zero loans with lender protection insurance remained outstanding as of June 30, 2013. No lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses. SG&A expenses were $6.1 million for the six months ended June 30, 2013 compared to $7.2 million for the comparable period in 2012, a decrease of $1.1 million or 15%. This was due primarily to a decrease in personnel costs of $885,000, insurance of $180,000 and legal fees of $147,000. These were offset by a $103,000 increase in professional fees.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Structured settlements
Income
Realized gain on sale of structured settlements	$3,128	$3,134	$6,669	$5,609
Interest income	64	110	131	171
Unrealized change in fair value of structured settlements	236	569	781	1,178
Other income	48	155	87	253

	3,476	3,968	7,668	7,211

Direct segment expenses
Personnel costs	1,893	2,436	3,660	4,590
Marketing costs	617	1,286	1,428	3,447
Legal fees	539	554	967	1,144
Professional fees	360	499	679	912
Insurance	94	274	306	486
Other selling, general and administrative expenses	453	475	865	1,034

	3,956	5,524	7,905	11,613

Segment operating loss	$(480)	$(1,556)	$(237)	$(4,402)

The following table highlights certain selected operating data in our structured settlements segment for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Period Originations:
Number of transactions	144	262	315	503
Number of transactions from repeat customers	80	99	165	169
Average purchase discount rate	17.5%	18.8%	17.4%	18.8%
Face value of undiscounted future payments purchased	$29,849	$34,951	$60,570	$65,380
Amount paid for settlements purchased	$6,136	$6,263	$11,675	$11,915
Marketing costs	$617	$1,286	$1,060	$3,447
Selling, general and administrative (excluding marketing costs)	$3,339	$4,238	$6,845	$8,166
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$207	$133	$192	$130
Amount paid for settlement purchased	$43	$24	$37	$24
Time from funding to maturity (months)	141	146	149	151
Marketing cost per transaction	$4	$5	$3	$7
Segment selling, general and administrative (excluding marketing costs) per transaction	$23	$16	$22	$16
Period Sales:
Number of transactions originated and sold	151	265	314	440
Realized gain on sale of structured settlements	$3,128	$3,134	$6,670	$5,609
Average sale discount rate	9.4%	10.8%	9.6%	10.7%
End of Period Portfolio:
Number of transactions on balance sheet	91	129	91	129

Structured Settlements

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Income

Interest Income. Interest income was $64,000 for three months ended June 30, 2013 compared to $110,000 for the same period in 2012, a decrease of $46,000 or 42% primarily as a result of the timing of payments for assets held during the three months ended June 30, 2013. Interest income is accretion during the period on the structured settlement assets held on our balance sheet.

Realized Gain on Sale of Structured Settlements. During the three months ended June 30, 2013, 150 structured settlements were sold which resulted in a gain of $3.1 million compared to 265 structured settlements sold with a gain of $3.1 million during the same period in 2012. Of the 150 and 265 structured settlements sold, 127 and 203 were originated and sold during the second quarter of 2013 and 2012, respectively. In addition, segment financing costs remained high during the second quarter of 2012 as a result of the USAO Investigation, which impacted the realized gain on sale of structured settlements.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $236,000 for the three months ended June 30, 2013 compared to $569,000 for the same period in 2012. At June 30, 2013 we had 91 structured receivables on our balance sheet compared with 129 structured settlement receivables on our balance sheet as of June 30, 2012. The decrease was due to the Company’s ability to sell structured receivables to third parties on an individual basis instead of bi-weekly batching.

Expenses

Selling, General and Administrative Expenses . Selling, general and administrative expenses decreased by $1.5 million to $4.0 million for the three months ended June 30, 2013. Significant expense reductions were made in marketing costs of $669,000 associated with a reduction in advertising and other promotional activities, personnel costs of $543,000, professional fees of $139,000 and insurance of $180,000.

This segment continues to be characterized by high growth in lead generation and sales, as well as high operating costs. Segment operating loss was $480,000 during the three months ended June 30, 2013; an improvement of $1.1 million over the segment operating loss of $1.5 million recorded during same period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Income

Interest Income. Interest income was $131,000 for six months ended June 30, 2013 compared to $171,000 for the six months ended June 30, 2012, a decrease of $40,000 or 23% primarily as a result of the timing of payments for assets held during the same period in 2013. Interest income is accretion during the period on the structured settlement assets held on our balance sheet.

Realized Gain on Sale of Structured Settlements. During the six months ended June 30, 2013, 310 structured settlements were sold which resulted in a gain of $6.7 million compared to 728 structured settlements sold with a gain of $5.6 million during the same period in 2012. Of the 313 and 728 structured settlements sold, 298 and 440 were originated and sold during the six months ended June 30, 2013 and 2012, respectively. In addition, segment financing costs remained high during the first quarter of 2012 as a result of the USAO Investigation, which impacted the realized gain on sale of structured settlements.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $781,000 for the six months ended June 30, 2013 compared to $1.2 million for the same period in 2012. At June 30, 2013 we had 91 structured receivables on our balance sheet compared with 129 structured settlement receivables on our balance sheet as of June 30, 2012. The decrease was due to the Company’s ability to sell structured receivables to third parties on an individual basis instead of bi-weekly batching.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.7 million to $7.9 million for the six months ended June 30, 2013. Significant expense reductions were made in marketing costs of $2.0 million associated with a reduction in advertising and other promotional activities, personnel costs of $930,000, professional fees of $233,000, insurance of $180,000 and other expenses of $169,000 and legal fees of $177,000.

This segment continues to be characterized by high growth in lead generation and sales, as well as high operating costs. Segment operating loss was $237,000 during the six months ended June 30, 2013; an improvement of $4.2 million over the segment operating loss of $4.4 million recorded during same period in 2012.

Liquidity and Capital Resources

The Company has expended considerable resources responding to and resolving the USAO Investigation with regard to the Company, as well as responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of certain employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of June 30, 2013, the Company’s cumulative legal and related fees in respect of these matters were $32.1 million, including $3.0 million paid during the six months ended June 30, 2013 and we believe we will continue to spend significant amounts on legal matters related to the USAO and SEC investigations, shareholder litigation and other litigation and judicial proceedings, as well as for potential claims over the next year, and possibly beyond.

We expect to meet our liquidity needs for the next year primarily through our cash resources and, to a lesser extent, through cash flows from sales and financings of structured settlements. The Company’s total portfolio consists of 627 life insurance policies. As discussed below, effective April 29, 2013, a subsidiary of the Company, White Eagle, entered into a revolving credit facility, which we expect will be used to pay premiums on the 459 life insurance policies pledged as collateral under the facility. The Company is currently evaluating the 168 policies that have not been pledged as collateral under the revolving credit facility and may seek to sell, borrow against or lapse some of these policies as its liquidity and portfolio management needs dictate. Should it choose to do so, the Company estimates that it will need to pay approximately $6.5 million to maintain these 168 policies in force through 2013 and may seek to raise additional capital to maintain some or all of these policies. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies. The lapsing of policies, if any, would create losses as such assets would be written down to zero.

As of June 30, 2013, we had approximately $23.6 million of cash and cash equivalents.

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

Financing Arrangements Summary

Bridge Facility

On March 27, 2013, Greenwood Asset Portfolio, LLC (“Greenwood”), as issuer, and the Company and OLIPP IV, LLC, as guarantors, entered into an indenture with Wilmington Trust Company, as indenture trustee, under which an aggregate principal amount of $45.0 million in 12% increasing rate senior secured bridge notes were issued (the “Bridge Facility”).

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

Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement (the “Revolving Credit Facility”) with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent (the “Agent”). The Revolving Credit Facility was amended on August 9, 2013 to provide until August 31, 2013 for the delivery of certain post-closing items by White Eagle and the servicer.

General & Security . The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. Upon the closing of the Revolving Credit Facility, White Eagle owns a portfolio of 459 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $218.1 million at June 30, 2013, which has been pledged as collateral under the Revolving Credit Facility. In addition, the Company’s equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. As of June 30, 2013, the borrowing base was approximately $107.7 million and borrowings under the facility were $107.1 million.

Amortization & Distributions. Proceeds from the policies pledged as collateral under the Revolving Credit Facility will be distributed pursuant to a waterfall. Absent an event of default, after premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding interest and principal on the loan, unless the lenders determine otherwise. Generally, after payment of interest and principal, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. With respect to approximately 25% of the face amount of policies pledged as collateral under the Revolving Credit Facility, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments in respect of amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle will instead be held in a designated account controlled by the lenders and may be applied to fund operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral, to pay debt service (other than a “rate floor” component equal to the greater of LIBOR (or the applicable base rate) and 1.5%), and to pay the fees of service providers. Subsequent advances in respect of newly pledged policies are at the discretion of the lenders and the use of proceeds from those advances are at the discretion of the lenders.

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%.

Maturity. The term of the Revolving Credit Facility expires April 28, 2028, which is also the scheduled commitment termination date (though the lenders’ commitments to fund borrowings may terminate earlier in relation to an event of default). The lenders’ interests in and rights to a portion of the proceeds of the policies does not terminate with the repayment of the principal borrowed and interest accrued thereon, the termination of the Revolving Credit Facility or expiration of the lenders’ commitments.

Covenants/Events of Defaults. The Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the Revolving Credit Facility (including in relation to breached by third parties thereunder), changes in control of or insolvency or bankruptcy of the Company and relevant subsidiaries and performance of certain obligations by certain relevant subsidiaries, White Eagle and third parties. The Revolving Credit Facility does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation the satisfaction of which will be determined by the lenders with a high degree of discretion.

Remedies. The Revolving Credit Facility and ancillary transaction documents afford the lenders a high degree of discretion in their selection of and implementation of remedies in relation to any event of default, including a high degree of discretion in determining whether to foreclose upon and liquidate all or any pledged policies, the Company’s interests in White Eagle, and the manner of any such liquidation. White Eagle has limited ability to cure events of default through the sale of policies or the procurement of replacement financing.

At June 30, 2013 the fair value of the debt is $108.9 million. See Note 15 — Fair Value Measurements. The outstanding principal is approximately $107.1 million as of June 30, 2013.

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

As of June 30, 2013, the Company had available commitments under this facility of $6.8 million. We also have other parties to whom we have sold term-certain structured settlement assets and to whom we believe we can sell such assets in the future.

The Life-contingent Structured Settlement Facility. On May 21, 2013, WSF amended and restated its forward purchase and sale agreement (“PSA”) to sell of life-contingent structured settlement receivables to Compass Settlements, LLC (“Compass”). Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $10.0 million, up to $45.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the eligible life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twelve months from the date of the amended and restated PSA, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company agreed to guarantee WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations. As of June 30, 2013, the Company had available commitments under this facility of $8.2 million.

Premium Finance Loan Maturities

The following table summarizes the maturities of our premium finance loans outstanding as of June 30, 2013 (dollars in thousands):

	Principal and Origination Fee Maturity
	Total at 6/30/2013	Year Ending 12/31/2013
Carrying value (loan principal balance, accreted origination fees, and accrued interest receivable)	$583	$—
Weighted average per annum interest rate	14.0%	—
Per annum origination fee as a percentage of the principal balance of the loan at origination	11.8%	—

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	For the Six Months Ended June 30,
	2013	2012
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(6,241)	$(20,368)
Investing activities	(22,663)	29,225
Financing activities	45,466	(15,493)

Increase (decrease) in cash and cash equivalents	$16,562	$(6,636)

Operating Activities

During the six months ended June 30, 2013, operating activities used cash of $6.2 million. Our net income of $43.4 million was adjusted for depreciation and amortization of $100,000, amortization of discounts and premiums of $21,000, loan origination cost of $10.3 million, extinguishment of bridge facility of $4.0 million, stock-based compensation expense of $1.1 million, change in fair value of life settlements of $66.7 million, loss on life settlements of $1.2 million, change in unrealized fair value of structured settlements of $781,000, interest income of $162,000, change in fair value of credit facility of $5.4 million, gain on sale of investment securities available for sale of $22,000, and a net positive change in the components of operating assets and liabilities of $6.7 million. This positive change in operating assets and liabilities resulted in part from a $1.2 million decrease in structured settlements receivables, $1.3 million decrease in deposits, $105,000 increase in investment in affiliates, $531,000 increase in prepaid expenses and other assets, $2.3 million increase in accounts payable, $2.4 million increase in other liabilities, $95,000 decrease in interest receivable and $40,000 decrease in deferred income tax.

During the six months ended June 30, 2012, operating activities used cash of $20.4 million. Our net loss of $9.5 million was adjusted for depreciation and amortization of $236,000, amortization of discounts and premiums of $611,000, provision for losses on loan receivable of $441,000, stock-based compensation expense of $100,000, origination fee income of $438,000, change in fair value of life settlements of $9.1 million, change in unrealized fair value of structured settlements of $1.2 million, interest income of $1.6 million, amortization of deferred costs of $1.5 million, realized gain on life settlements, net of $291,000, gain on sale of investment securities available for sale of $39,000, and a net negative change in the components of operating assets and liabilities of $1.2 million. This negative change in operating assets and liabilities resulted in part from a $895,000 decrease in certificate of deposits, $846,000 increase in deposits, a $11.0 million decrease in structured settlements receivables, $907,000 increase in investment in affiliates, $931,000 increase in prepaid expenses and other assets, $3.9 million decrease in accounts payable, $2.4 million decrease in other liabilities, $41,000 increase in deferred income tax, $166,000 decrease in interest receivable, and $4.3 million decrease in interest payable.

Investing Activities

During the six months ended June 30, 2013, cash flows used in investing activities was $22.7 million and includes $12.1 million in proceeds received from sale of investment securities available for sale, $6.0 million from maturity of life settlements, $1.0 million from surrender of investment in life settlements and $691,000 from loan payoffs. These were offset by $35.6 million for premiums paid on investments in life settlements and $7.0 million for purchase of investment in life settlement.

During the six months ended June 30, 2012, cash flows provided by in investing activities was $29.2 million and includes $51.7 million in proceeds received from sale of investment securities available for sale, $5.6 million in proceeds received from sale of investments in life settlements, and $20.7 million in proceeds from loan payoffs. These were offset by $35.5 million used for purchases of investment securities available for sale, $130,000 for purchase of investment in life settlement and $13.1 million for premiums paid on investments in life settlements.

Financing Activities

During the six months ended June 30, 2013, cash provided by financing activities was $45.5 million and includes $41.4 million in proceeds from the bridge facility, $1.2 million in restricted cash for indemnification deposits received and $54.6 million from our new credit facility. These were offset by repayment of the bridge facility of $45.0 million and loan origination cost of $6.7 million.

During the six months ended June 30, 2012, cash used in financing activities was $15.5 million and includes $15.2 million for the repayment of borrowings under credit facilities and $332,000 in restricted cash for indemnification deposits.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$750	$560	$190
Note payable	101,775	—	—	—	101,775

	$102,525	$560	$190	$—	$101,775

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

Off-Balance Sheet Arrangements

At June 30, 2013, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk.

Credit Risk

In our life finance business segment, with respect to life insurance policies collateralizing our loans or that we acquire upon relinquishment, credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies. We manage our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that have a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At June 30, 2013, all of our loan collateral was for policies issued by companies rated “investment grade” (credit ratings of “A+” to “BBB-”) by Standard & Poor’s, and we owned 7 policies issued by a carrier rated below investment grade.

The following table shows the percentage of the total number of loans outstanding with lender protection insurance and the percentage of our total loans receivable balance covered by lender protection insurance as of the dates indicated below:

	June 30,
	2013	2012
Percentage of total number of loans outstanding with lender protection insurance	0.0%	45.3%
Percentage of total loans receivable, net balance covered by lender protection insurance	0.0%	45.3%

For the loans that had lender protection insurance and that matured during the six months ended June 30, 2013 and 2012, the lender protection insurance claims paid to us were 68.0% and 88.0%, respectively, of the contractual amount of the insured loans.

Our premium finance loans are originated with borrowers residing throughout the United States. We do not believe there are any geographic concentrations of loans that would cause them to be similarly impacted by economic or other conditions. However, there is concentration in the life insurance carriers that issued these life insurance policies that serve as our loan collateral. The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit of the collateral and 10% of outstanding loan balance as of June 30, 2013:

Carrier	Percentage of Total Outstanding Loan Balance	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
AXA Equitable Life Insurance Company	82.2%	83.3%	Aa3	A+
ReliaStar Life Insurance Company	17.8%	16.7%	A3	A-

As of June 30, 2013, our lender protection insurer, Lexington, had a financial strength rating of “A” with a stable outlook by Standard & Poor’s. Pursuant to the Termination Agreement, we have released our lender protection insurer from any further obligations under our lender protection insurance policies.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of June 30, 2013:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Occidental Life Insurance Company	27.5%	19.7%	A1	AA-
Lincoln National Life Insurance Company	16.9%	16.9%	A1	AA-

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

Interest Rate Risk

At June 30, 2013, fluctuations in interest rates did not impact interest expense in the life finance segment. As discussed above in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Revolving Credit Facility entered into by a subsidiary of the Company accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the 1.5% floor provided in the Revolving Credit Facility, however, would likely affect the calculation of the fair value of the note payable under the Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future.

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

As of June 30, 2013, we owned investments in life settlements (life insurance policies) in the amount of $265.8 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements (life insurance policies), including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements (life insurance policies) due to normal changes in interest rates as a material risk.

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

The SEC Investigation

We are subject to an investigation by the SEC. We received a subpoena issued by the staff of the SEC on February 17, 2012, seeking documents from 2007 through the date of the subpoena that are generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company is cooperating with the SEC regarding this matter. The Company is unable to predict the outcome of the SEC Investigation or estimate the amount of any possible sanction, which could include a fine, penalty, or court order prohibiting specific conduct, any of which could be material. No provision for losses has been recorded for this exposure.

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

The Settlement

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

On July 29, 2013, the parties to the Term Sheet executed definitive settlement agreements in respect of the class action litigation, derivative action and insurance coverage declaratory relief complaint. The class action litigation and derivative action settlements are subject to court approval and all of the settlements are contingent on effectiveness of the other settlements. On August 6, 2013, the federal court entered an order preliminarily approving the class action settlements and setting a settlement hearing for December 16, 2013. On August 13, 2013, the state court entered an order preliminarily approving the derivative action settlement and setting a final fairness hearing for December 17, 2013. Final court approval of the class action and derivative action settlements could be delayed by appeals or other proceedings.

The terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by the Company’s primary and excess D&O Carriers and the issuance of two million warrants for shares of the Company’s stock. In addition, the underwriters in the Company’s initial public offering are to waive their rights to indemnity and contribution by the Company.

The derivative action settlement requires implementation of certain compliance reforms and contemplates payment by the Company’s primary D&O carrier of $1.5 million for legal fees in respect of the derivative actions and the contribution of $500,000 in the Company’s stock.

In addition, the settlements contemplate that the Company will contribute $500,000 to a trust to cover certain claims under its director and officer liability insurance policies.

The settlements also require the Company to advance legal fees to and indemnify certain individuals covered under the policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

Sun Life Litigation

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. The complaint seeks to contest the validity of at least twenty-nine (29) policies issued by Sun Life. The complaint also asserts the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations Act, (2) common law fraud, (3) civil conspiracy, (4) tortious interference with contractual obligations, and (5) an equitable accounting. In response to a motion to dismiss filed by the Company, Sun Life filed an amended complaint on June 13, 2013. The Company believes that the amended complaint is without merit and filed another motion to dismiss on July 8, 2013. The Company intends to defend itself vigorously. No reserve has been established for this litigation.

On July 29, 2013, the Company filed a complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada. The complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30 million in addition to an award of punitive damages.

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”) , the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000.00. On June 4, 2013, IPF filed a Notice of Appeal of the order to the Eleventh Circuit Court of Appeals.

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

There are currently 459 life insurance policies pledged by White Eagle as collateral under the revolving credit facility with an aggregate death benefit of approximately $2.3 billion. Proceeds from these policies will be distributed pursuant to a waterfall. After payments to customary service providers, 100% of available proceeds will be directed to pay outstanding interest and principal on the loan unless the lenders under the revolving credit facility determine otherwise. Accordingly, there can be no assurance as to when proceeds from these policies will be distributed to the Company by White Eagle. Any prolonged delay in access to cash flows from these proceeds may adversely affect the Company’s ability to fund its operations and to pay the premiums required to maintain policies that are not pledged as collateral under the revolving credit facility.

The Company will not control decisions regarding collateral pledged under the revolving credit facility.

The lenders will control substantially all matters related to collateral securing the revolving credit facility, including the 459 life insurance policies pledged by White Eagle and the membership interests in White Eagle. Upon an event of default, absent a waiver, in addition to principal and interest, the lenders’ rights to proceeds from collections under the revolving credit facility will become due. If these obligations cannot be satisfied, the lenders, or their agent, may dispose of, release, or foreclose on (including by means of strict foreclosure on all or any of the policies or on the Company’s interests in White Eagle, which might be exercised in a manner intended to impair our rights to excess proceeds of any liquidation of foreclosed assets), or take other actions with respect to, the collateral with which the Company or its shareholders may disagree or that may be contrary to the interests of its shareholders. The revolving credit facility contains covenants that may significantly limit our ability to refinance. In addition, the lenders under the revolving credit facility have a substantial interest in and priority rights to distributions of certain proceeds of the assets. Such covenants and such interest in and rights to distributions may significantly reduce our ability to attract replacement financing were we to seek to refinance the credit facility as a means of limiting adverse actions by the lenders in the exercise of their remedies in relation to any event of default.

The Company may not be able to raise additional capital in a timely manner on favorable terms or at all.

The Company estimates that it will need to pay $6.5 million and an additional $9.2 million in premiums to keep the 168 life insurance policies that have not been pledged as collateral under the revolving credit facility in force through December 31, 2013 and December 31, 2014, respectively. As of June 30, 2013, the Company had approximately $23.6 million of cash and cash equivalents. The Company may need to seek additional capital to pay premiums on these policies and there can be no assurance that the Company will be able to consummate a financing on favorable terms or at all. If the Company cannot obtain necessary financing, it may need to sell certain of these policies (or may determine to sell policies if its portfolio management needs otherwise dictate), but there can be no assurance that the Company can consummate any sales or that, if consummated, sales of policies will be at or above their carrying values. The Company may also determine to lapse certain of these policies that have a low return profile or as its portfolio management needs dictate. The lapsing of policies, if any, would create losses as the assets would be written down to zero.

The class action, derivative action and insurance coverage declaratory relief complaint settlements are contingent upon one another and subject to court approval and/or appeal.

The effectiveness of the class action, derivative action and insurance coverage declaratory relief settlements are contingent upon one another. The class action and derivative settlements are each subject to preliminary and final court approval, which may be subject to appeals or other legal proceedings. In addition, the Company has the right to terminate the class action settlement if more than a certain percentage of class members elect to opt out of the class action settlement. The failure to obtain preliminary or final court approval of the settlements, the termination of the class action settlement due to high shareholder opt-out, or an appeal of the settlements could have a material adverse effect on our business, financial condition and results of operations.

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

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer
Richard S. O’Connell, Jr.	(Principal Financial Officer)

Date August 13, 2013

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1++	Loan and Security Agreement, dated as of April 29, 2013, among White Eagle Asset Portfolio, LLC, as borrower, Imperial Finance & Trading, LLC, as servicer and portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.

Exhibit 10.2+	First Amendment to Loan and Security Agreement and Security Account Control and Custodian Agreement, dated August 9, 2013, among White Eagle Asset Portfolio, LLC, as borrower, Imperial Finance & Trading, LLC, as servicer and portfolio manager, LNV Corporation, as initial lender, Wilmington Trust, National Associate, as custodian, and CLMG Corp, as the administrative agent.

Exhibit 10.3++	Servicing Agreement, dated as of April 29, 2013, by and between Imperial Finance & Trading, LLC, as servicer, and White Eagle Asset Portfolio, LLC.

Exhibit 10.4+	First Amendment to Servicing Agreement, dated as of August 9, 2013, by and between Imperial Finance & Trading, LLC, as servicer, and White Eagle Asset Portfolio, LLC.

Exhibit 10.5++	Master Termination Agreement and Release, effective as of April 30, 2013, by and among Lexington Insurance Company, Imperial Holding, Inc., Imperial PFC Financing, LLC, Imperial PFC Financing II, LLC, Imperial Life Financing II, LLC, Imperial Life & Annuity Services, LLC, Imperial Premium Finance, LLC and CTL Holdings, LLC.

Exhibit 10.6++	Amended and Restated Purchase and Sale Agreement, dated as of May 21, 2013, by and among Compass Settlements LLC and Washington Square Financial, LLC.

Exhibit 10.7+	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.*	Interactive Data Files

Exhibit 101.INS** +	XBRL Instance Document

Exhibit 101.SCH** +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL** +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF** +	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB** +	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE** +	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 not filed for such purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.
+	Submitted electronically with this Quarterly Report
++	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.