Form 10-Q
period 2013-09-30
Imperial Holdings, Inc.
filed 2013-11-05
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, the Registrant had 21,237,166 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our results of operations;

•	continuing costs associated with the USAO investigation, SEC investigation, derivative actions, the class action lawsuits and similar matters;

•	adverse developments, including financial ones, associated with the USAO and SEC investigations, derivative actions or class action lawsuits, other litigation and judicial actions or similar matters;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings, under our revolving credit facility;

•	our ability to obtain financing on favorable terms or at all for life insurance policies that have not been pledged as collateral under our revolving credit facility;

•	our ability to continue to successfully complete our previously announced proposed rights offering;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	obligations, including payments that may be undertaken by the Company to settle derivative actions or class action lawsuits;

•	loss of business due to negative press from the USAO investigation, SEC investigation, Non-Prosecution Agreement, class action lawsuits or otherwise;

•	failure to obtain court approval of the settlement agreements for the class action and derivative action lawsuits or appeals of the settlements;

•	costs in excess of our directors’ & officers’ insurance coverage;

•	refusal by our directors’ and officers’ insurance carriers to reimburse us for claims submitted;

•	loss of revenue associated with the termination of our premium finance business;

•	increases to the discount rates used to value the life insurance policies that we own;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	deterioration of the market for life insurance policies and life settlements;

•	our ability to re-sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments associated with uncooperative co-trustees;

•	loss of the services of any of our executive officers;

•	adverse court decisions interpreting insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	our inability to continue to grow our businesses;

•	changes in laws and regulations applicable to premium finance transactions or life settlements;

•	adverse developments in capital markets;

•	disruption of our information technology systems;

•	our failure to maintain the security of personally identifiable information pertaining to our customers and counterparties;

•	regulation of life settlement transactions as securities;

•	our limited operating experience;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	increases in premiums on life insurance policies that we own;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors.

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. See “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2012. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Form 10-Q to “Imperial,” “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$10,042	$7,001
Cash and cash equivalents (VIE Note 5)	3,395	—
Investment securities available for sale, at estimated fair value	—	12,147
Restricted cash	13,502	1,162
Deferred costs, net	—	7
Prepaid expenses and other assets	1,696	14,165
Deposits—other	1,597	2,855
Interest receivable, net	—	822
Loans receivable, net	—	3,044
Structured settlement receivables, at estimated fair value	1,784	1,680
Structured settlement receivables at cost, net	1,186	1,574
Investment in life settlements, at estimated fair value	50,113	113,441
Investment in life settlements, at estimated fair value (VIE Note 5)	242,270	—
Receivable for maturity of life settlements (VIE Note 5)	2,100	—
Fixed assets, net	102	232
Investment in affiliates	2,360	2,212

Total assets	$330,147	$160,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$8,799	$6,606
Accounts payable and accrued expenses (VIE Note 5)	258	—
Other liabilities	22,609	20,796
Note payable, at estimated fair value (VIE Note 5)	114,784	—
Income taxes payable	6,295	6,295

Total liabilities	152,745	33,697
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock (80,000,000 authorized; 21,237,166 and 21,206,121 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	212	212
Additional paid-in-capital	239,267	238,064
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(62,077)	(111,628)

Total stockholders’ equity	177,402	126,645

Total liabilities and stockholders’ equity	$330,147	$160,342

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Income
Interest income	$58	252	$220	$1,856
Interest and dividends on investment securities available for sale	—	72	14	332
Origination fee income	—	45	—	483
Realized gain on sale of structured settlements	2,102	2,187	8,772	7,796
(Loss) gain on life settlements, net	(461)	(140)	(1,708)	151
Change in fair value of life settlements (Notes 13 & 15)	15,262	(17,530)	81,948	(8,401)
Unrealized change in fair value of structured settlements	430	409	1,211	1,587
Servicing fee income	—	271	310	955
Gain on maturities of life settlements with subrogation rights, net	—	—	—	6,090
Other income	116	123	2,206	989

Total income	17,507	(14,311)	92,973	11,838

Expenses
Interest expense	1,158	141	12,020	1,219
Change in fair value of note payable (Notes 14 & 15)	66	—	(5,295)	—
Loss on extinguishment of debt	—	—	3,991	—
Provision for losses on loans receivable	—	—	—	441
(Gain) loss on loan payoffs and settlements, net	—	(139)	(65)	14
Amortization of deferred costs	—	254	7	1,751
Personnel costs	3,183	3,595	10,168	12,317
Marketing costs	461	1,034	1,889	4,481
Legal fees	3,522	9,328	12,265	22,918
Professional fees	1,655	1,559	4,375	5,272
Insurance	478	626	1,475	1,712
Other selling, general and administrative expenses	823	771	2,552	2,730

Total expenses	11,346	17,169	43,382	52,855

Income (loss) before income taxes	6,161	(31,480)	49,591	(41,017)
Benefit (provision) for income taxes	—	5	(40)	46

Net income (loss)	$6,161	$(31,475)	$49,551	$(40,971)

Income (loss) per share:
Basic	$0.29	$(1.48)	$2.34	$(1.93)

Diluted	$0.29	$(1.48)	$2.34	$(1.93)

Weighted average shares outstanding:
Basic	21,219,880	21,206,121	21,215,344	21,205,622

Diluted	21,223,027	21,206,121	21,215,392	21,205,622

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income (loss)	$6,161	$(31,475)	$49,551	$(40,971)
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale	—	9	—	73
Reclassification adjustment for gains included in net income	—	—	3	—

Comprehensive income (loss)	$6,161	$(31,466)	$49,554	$(40,898)

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2013

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2013	21,206,121	$212	$238,064	$(111,628)	$(3)	$126,645
Comprehensive income	—	—	—	49,551	3	49,554
Stock-based compensation	—	—	1,107	—	—	1,107
Issuance of common stock	13,759	—	57	—	—	57
Issuance of restricted stock	17,286	—	39	—	—	39

Balance, September 30, 2013	21,237,166	$212	$239,267	$(62,077)	$—	$177,402

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net income (loss)	$49,551	$(40,971)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	142	325
Loan origination cost	10,340	—
Loan financing cost	995	—
Amortization of premiums and accretion of discounts on available for sale securities	21	845
Provisions for losses on loans receivable	—	441
Stock-based compensation expense	1,203	205
(Gain) loss on loan payoffs and settlements, net	(65)	14
Origination fee income	—	(483)
Change in fair value of life settlements	(81,948)	8,401
Unrealized change in fair value of structured settlements	(1,211)	(1,587)
Change in fair value of note payable	(5,295)	—
Loss (gain) on life settlements	1,708	(151)
Interest income on loans	(220)	(1,856)
Amortization of deferred costs	7	1,751
Loss on extinguishment of debt	3,991	—
Gain on sale and prepayment of investment securities available for sale	(22)	(80)
Change in assets and liabilities:
Restricted cash	(13,502)	—
Certificate of deposit—restricted	—	895
Deposits—other	1,258	(1,317)
Investment in affiliates	(148)	(1,022)
Structured settlement receivables	1,687	11,481
Prepaid expenses and other assets	12,461	(11,302)
Accounts payable and accrued expenses	2,453	(5,100)
Other liabilities	1,814	20,715
Interest receivable	95	221
Interest payable	—	(5,147)
Deferred income tax	40	(46)

Net cash used in operating activities	(14,645)	(23,768)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(4)	(21)
Purchase of investment securities available for sale	—	(35,492)
Purchase of investments in life settlements	(7,000)	(130)
Proceeds from sale and prepayments of investment securities available for sale	12,111	67,915
Proceeds from maturity of investment in life settlements	6,039	—
Premiums paid on investments in life settlements	(50,984)	(20,106)
Proceeds from surrender of investments in life settlements	1,049	—
Proceeds from sale of investments in life settlements	1,764	5,626
Proceeds from loan payoffs and lender protection insurance claims received in advance	691	24,687

Net cash (used in) provided by investing activities	(36,334)	42,479

Cash flows from financing activities
Repayment of borrowings under bridge facility	(45,000)	(18,054)
Restricted cash	1,162	(457)
Borrowings from bridge facility	41,400	—
Loan origination cost	(6,731)	—
Borrowings from revolving credit facility	66,584	—

Net cash provided by (used in) financing activities	57,415	(18,511)

Net increase in cash and cash equivalents	6,436	200
Cash and cash equivalents, at beginning of the period	7,001	16,255

Cash and cash equivalents, at end of the period	$13,437	$16,455

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$825	$6,353

Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	$3,168	$5,050

Supplemental disclosures of non-cash financing activities:
Purchase of policies through release of subrogation claim paid by lender	$48,500	$—

Credit facility origination costs paid to lender	$4,000	$—

Interest payment withheld from borrowings by lender	$840	$—

Fees paid directly by borrower	$155	$—

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

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

The Company, operating through its subsidiaries, is a specialty finance company with its corporate office in Boca Raton, Florida. The Company operates in two reportable business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company previously earned revenue/income from servicing life insurance policies. The Company currently earns revenue from changes in the fair value of life settlements the Company acquires and receipt of death benefits with respect to matured life insurance policies it owns. In the structured settlement business, the Company purchases structured settlements at a discounted rate and sells such assets to third parties.

In February 2011, the Company completed the sale of 17,602,614 shares of common stock in its initial public offering at a price of $10.75 per share. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and its offering expenses.

On September 27, 2011, the Company was informed that it was being investigated by the U.S. Attorney’s Office for the District of New Hampshire (the “USAO Investigation”). At that time, the Company was informed that, among other individuals, its former president and chief operating officer and three former life finance sales executives were considered “targets” of the USAO Investigation. The USAO Investigation focused on the Company’s premium finance loan business.

On February 17, 2012, the Company first received a subpoena issued by the staff of the U.S. Securities and Exchange Commission (the “SEC”) seeking documents from 2007 through the present, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the investigation or what impact, if any, the cost of responding to the SEC might have on the Company’s financial position, results of operations, or cash flows. The Company has not established any provision for losses in respect of this matter.

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of September 30, 2013, the Company had 41 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which historically accounted for the majority of the Company’s revenues and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years until April 30, 2015, but after April 30, 2014 the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement, if the Company otherwise complies with all of its obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertains to the Company (subject to the Company’s continuing compliance with its terms), the USAO is continuing to investigate certain individuals formerly employed by the Company and the Company is continuing to incur expenses regarding its indemnification obligations with respect to such individuals.

Revolving Credit Facility and Related Transactions

Effective April 29, 2013, White Eagle Asset Portfolio, LLC (“White Eagle”), an indirect subsidiary of the Company, entered into a 15-year revolving credit agreement (the “Revolving Credit Facility”) with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent, providing for up to $300.0 million in borrowings. Proceeds from the initial advance under the facility were used, in part, to retire a short term $45.0 million bridge facility (the “Bridge Facility”) and to fund the Release Payment described below. Ongoing draws under the Revolving Credit Facility may be used, among other things, to pay premiums on the life insurance policies that have been pledged as collateral under the Revolving Credit Facility. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. As of September 30, 2013, 458 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $242.3 million have been pledged as collateral under the Revolving Credit Facility.

On April 30, 2013, the Company and certain of its subsidiaries (together, the “Imperial Parties”) entered into a Master Termination Agreement and Release (the “Termination Agreement”) with CTL Holdings, LLC (“CTL” and together with the Imperial Parties, the “LPIC Parties”) and Lexington Insurance Company (the “LPIC Provider”). Under the Termination Agreement, the LPIC Parties made a payment of $48.5 million to the LPIC Provider (the “Release Payment”) and the LPIC Provider and the LPIC Parties provided full releases to each other in respect of the lender protection insurance coverage issued by the LPIC Provider and the claims paid by the LPIC Provider in respect of that coverage. With the effectiveness of the Termination Agreement, the LPIC Provider released any and all subrogation claims and related salvage rights in 323 life insurance policies with an aggregate death benefit of approximately $1.6 billion that have been kept off-balance sheet as contingent assets for financial reporting purposes in prior periods and that had historically been characterized as “Life Settlements with Subrogation rights, net.” 267 of the 323 life insurance policies were pledged by White Eagle as collateral under the Revolving Credit Facility at September 30, 2013.

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

At September 30, 2013, the Company or its subsidiaries owned 396 policies that were either acquired through the acquisition of CTL or that were considered contingent assets prior to the effectiveness of the Termination Agreement, with an aggregate death benefit of $1.9 billion and an estimated fair value of approximately $153.4 million. The Company believes that it was uniquely positioned to transact with both the LPIC Provider and CTL and that the transaction prices were, accordingly, not indicative of what an exit price would be for these 396 policies in a negotiated market transfer. The addition of these policies resulted in a $65.8 million unrealized gain in investments in life settlements during the nine months ended September 30, 2013 and policy acquisitions similar in scale and in transaction price to those made during the quarter should not be anticipated in future periods.

Due to these policy additions, the application of fair value accounting to amounts owing under the Revolving Credit Facility and the elimination of servicing fee income through intercompany consolidation, the results of prior periods may not be comparable to the Company’s results at September 30, 2013 or in future periods.

During the quarter ended September 30, 2013, the Company sold two policies that were not pledged as collateral under the Revolving Credit Facility for gross proceeds of $1.8 million.

At September 30, 2013, the Company’s portfolio of life insurance policies consisted of 622 life settlements with an aggregate death benefit of approximately $3.0 billion. 164 of these policies with an aggregate death benefit of approximately $716.9 million have not been pledged under the Revolving Credit Facility.

Life Finance

Our life finance segment is comprised of our life settlements businesses. The Company historically provided premium finance loans for individual life insurance policies and, commencing in 2011, began using its life settlement provider licenses to purchase life insurance policies. As described above, the Company voluntarily terminated its premium finance business in connection with the Non-Prosecution Agreement with the USAO.

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

(2) Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries, indirect subsidiaries and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity (see Note 5 and 12). The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including revenue from servicing policies pledged as collateral under the Revolving Credit Facility. Notwithstanding consolidation, White Eagle is the owner of 458 policies, with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $242.3 million at September 30, 2013.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

(3) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. See Note 4, Changes in Accumulated Other Comprehensive Loss, Net of Tax, for the required disclosures. ASU 2013-02 was effective as of January 1, 2013 for Imperial and did not have a significant impact on our financial statements, other than presentation.

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

(4) Changes in Accumulated Other Comprehensive Loss, Net of Tax

The following table presents changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2013 (in thousands):

Unrealized Gains and Losses on Available-for- Sale Securities
Balance as of December 31, 2012	$(3)
Amounts reclassified from accumulated other comprehensive income	3

Balance as of September 30, 2013	$—

Reclassifications out of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2013 are as follows (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statement of Operations
Loss on available for sale securities	$(22)	Other Expenses
Tax effect	25	Provision for Income Tax

Total amount reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2013	$3

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of September 30, 2013, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
September 30, 2013	$247,765	$115,042	$2,360	$2,360
December 31, 2012	$—	$—	$2,212	$2,212

On December 21, 2012, Greenwood Asset Portfolio, LLC (“Greenwood’), a subsidiary of the Company, opened a securities intermediary account which provides for a securities intermediary to hold Greenwood’s life insurance policies on its behalf. As of December 31, 2012, OLIPP IV, LLC, a wholly-owned subsidiary of the Company, contributed 191 life settlements with an estimated fair value of approximately $104.6 million to Greenwood. On March 27, 2013, as part of the Bridge Facility, Greenwood, as issuer, and the Company and OLIPP IV, LLC, as guarantors, entered into an indenture with Wilmington Trust Company, as indenture trustee, under which an aggregate principal amount of $45.0 million of 12% increasing rate senior secured bridge notes were issued to certain entities associated with certain of the Company’s shareholders, including to entities associated with two of the Company’s directors. Interest under the Bridge Facility accrued at 12% per annum for the first nine months from the issue date, and increases of 600 basis points thereafter to 18% per annum were scheduled. Up to 25% of the net proceeds from the Bridge Facility after transaction expenses could have been used by the Company for general corporate purposes, including for premium payments on life insurance policies not owned by Greenwood, with the balance used to pay fees and expenses associated with the Bridge Facility and for premiums on life insurance policies owned by Greenwood. The Bridge Facility was guaranteed by the Company and secured by the cash on account at Greenwood and its portfolio of life insurance policies. The Bridge Facility was also secured by pledges of the equity interests of Greenwood’s direct parent and each subsidiary of the Company, other than its licensed life settlement provider, that held life insurance policies that were not subject to the subrogation rights of the Company’s lender protection insurance carrier.

Effective April 29, 2013, White Eagle entered into the Revolving Credit Facility and a portion of the proceeds from the initial borrowings were used to repay all outstanding amounts under the Bridge Facility. Ongoing draws under the Revolving Credit Facility may be used, among other things, to pay premiums on the life insurance policies that have been pledged as collateral under the Revolving Credit Facility. As of September 30, 2013, 458 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $242.3 million at September 30, 2013 were pledged as collateral under the Revolving Credit Facility. A Company subsidiary acts as portfolio manager and servicer for life insurance policies owned by White Eagle and the Company was determined to be the primary beneficiary of White Eagle as it has a controlling financial interest and the power to direct the activities that most significantly impacted White Eagle’s economic performance and the obligation to absorb economic gains and losses. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidated White Eagle in its financial statements for the period ended September 30, 2013.

ISF 2010 is an unconsolidated special purpose entity formed to allow the Company to sell structured settlements and assignable annuities, and to borrow against certain of its receivables to provide ISF 2010 liquidity. In determining whether the Company is the primary beneficiary, the Company concluded that it does not control the servicing, which is the activity that most significantly impacts the VIE’s performance. An independent third party is the master servicer and they can only be replaced by the control party, which is the entity that holds the majority of the outstanding notes. A Company subsidiary is a back-up servicer and is insignificant to ISF 2010’s performance. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of September 30, 2013 and December 31, 2012 were approximately $2.4 million and $2.2 million, respectively and are included in investment in affiliate in the accompanying consolidated balance sheet.

(6) Gain on Maturities of Life Settlements with Subrogation Rights, net

In prior periods, the Company experienced maturities in respect of policies that were subject to subrogation claims of the LPIC Provider. These maturities were accounted for as contingent gains in accordance with ASC 450, Contingencies and the Company recognized gains only when all contingencies were resolved. Upon the execution of the Termination Agreement, the LPIC Provider released any and all subrogation claims and related salvage rights in the life insurance policies that had been characterized as “Life Settlements with Subrogation rights, net.” As a result of the Termination Agreement, the Company will no longer have any gains on maturities of life settlements with subrogation rights, net. During the nine months ended September 30, 2012 the Company reported $6.1 million net of subrogation expense associated with these maturities.

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

The following tables reconcile actual basic and diluted earnings per share for the three months and nine months ended September 30, 2013 and 2012 (in thousands except share and per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$6,161	$(31,475)	$49,551	$(40,971)

Denominator:
Weighted average common shares outstanding	21,219,880	21,206,121	21,215,344	21,205,622

Basic income (loss) per share	$0.29	$(1.48)	$2.34	$(1.93)

Diluted income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$6,161	$(31,475)	$49,551	$(40,971)

Denominator:
Weighted average common shares outstanding	21,219,880	21,206,121	21,215,344	21,205,622
Add: Restricted Stock	3,147	—	48	—

Diluted weighted average shares outstanding	21,223,027	21,206,121	21,215,392	21,205,622

Diluted income (loss) per share(1)(2)	$0.29	$(1.48)	$2.34	$(1.93)

(1)	The computation of diluted EPS did not include 488,499 outstanding options and 4,240,521 outstanding warrants for the three months and nine months ended September 30, 2012, as the effect of their inclusion would have been anti-dilutive.
(2)	The computation of diluted EPS did not include 899,472 outstanding options and 4,240,521 outstanding warrants for the three months and nine months ended September 30, 2013, as the effect of their inclusion would have been anti-dilutive.

(8) Investment Securities Available for Sale

The Company had no securities available for sale at September 30, 2013. The Company liquidated its entire portfolio of investment securities available for sale during the first quarter of 2013. Proceeds from sale and prepayment of investment securities available for sale during the nine months ended September 30, 2013 and 2012 amounted to zero and approximately $67.9 million, respectively, resulting in gross realized gains of approximately $22,000 and gross unrealized losses of $80,000, respectively. The amortized cost and estimated fair values of securities available for sale at December 31, 2012 are as follows (in thousands):

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

(9) Loans Receivable

The Company had no loans receivable or interest receivable at September 30, 2013.

A summary of loans receivable at December 31, 2012 is as follows (in thousands):

December 31, 2012
Loan principal balance	$5,255
Loan origination fees, net	1,157
Loan impairment valuation	(3,368)

Loans receivable, net	$3,044

The Company also had interest receivable, net which consisted of approximately $727,000 in accrued and unpaid interest at December 31, 2012, and a related impairment valuation of approximately $947,000.

An analysis of the changes in loans receivable principal balance during the three months and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Loan principal balance, beginning	$364	$12,935	$5,255	$31,264
Loan payoffs	—	(2,712)	(652)	(16,037)
Loans transferred to investments in life settlements	(364)	(2,550)	(4,603)	(7,554)

Loan principal balance, ending	$—	$7,673	$—	$7,673

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

An analysis of the loan impairment valuation for the three months ended September 30, 2013 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$248	$90	$338
Charge-offs	(248)	(90)	(338)

Balance at end of period	$—	$—	$—

An analysis of the loan impairment valuation for the three months ended September 30, 2012 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$5,517	$1,309	$6,826
Charge-offs	(1,487)	(252)	(1,739)

Balance at end of period	$4,030	$1,057	$5,087

An analysis of the loan impairment valuation for the nine months ended September 30, 2013 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$3,368	$947	$4,315
Charge-offs	(3,368)	(947)	(4,315)

Balance at end of period	$—	$—	$—

An analysis of the loan impairment valuation for the nine months ended September 30, 2012 is as follows (in thousands):

	Loans Receivable	Interest Receivable	Total
Balance at beginning of period	$10,195	$1,920	$12,115
Provision for losses	360	81	441
Charge-offs	(6,525)	(944)	(7,469)

Balance at end of period	$4,030	$1,057	$5,087

An analysis of the allowance for loan losses and recorded investment in loans by loan type for the nine months ended September 30, 2013 is as follows (in thousands):

	Uninsured Loans	Insured Loans(1)	Total
Loan impairment valuation
Balance at beginning of period	$2,692	$676	$3,368
Charge-offs	(2,692)	(676)	(3,368)

Ending balance	$—	$—	$—

Ending balance: individually evaluated for impairment	$—	$—	$—

(1)	As a result of the entry into the Termination Agreement on April 30, 2013, the LPIC Provider is no longer obligated to pay claims on loans that were not insured.

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

An analysis of the credit quality indicators by loan type at December 31, 2012 is presented in the following table (dollars in thousands):

	Uninsured		Insured(1)
S&P Designation	Unpaid Principal Balance	Percent	Unpaid Principal Balance	Percent
AAA	$—	0.00%	$—	0.00%
AA+	—	0.00%	—	0.00%
AA	—	0.00%	—	0.00%
AA-	2,072	43.58%	408	81.44%
A+	2,548	53.97%	93	18.56%
A1	—	0.00%	—	0.00%
A	—	0.00%	—	0.00%
BB-	134	2.45%	—	0.00%

Total	$4,754	100%	$501	100%

(1)	All of the Company’s insured loans had lender protection coverage with Lexington Insurance Company. As of December 31, 2012, Lexington had a financial strength rating of “A” with a stable outlook by Standard & Poors (S&P). As a result of the entry into the Termination Agreement on April 30, 2013, the LPIC Provider was released from its obligation to pay claims on loans that were insured.

The Company had no loans at September 30, 2013.

A summary of our investment in impaired loans at December 31, 2012 is as follows (in thousands):

December 31, 2012
Loan receivable, net	$3,011
Interest receivable, net	724

Investment in impaired loans	$3,735

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

The amount of the investment in impaired loans that had an allowance as of December 31, 2012 was $3.7 million. The amount of the investment in impaired loans that did not have an allowance was zero as of December 31, 2012. The average investment in impaired loans ended December 31, 2012 was approximately $14.0 million. The interest recognized on the impaired loans was approximately $132,000 and $1.1 million for the nine months ended September 30, 2013 and September 2012, respectively.

The Company had no loans at September 30, 2013. An analysis of past due loans at December 31, 2012 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	—	—	315	315

Total	$—	$—	$914	$914

During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company did not originate any loans. Loan interest receivable at September 30, 2013 and December 31, 2012 was zero, and $727,000 net of impairment of zero and $947,000, respectively. As of September 30, 2013, there were no loans on the balance sheet.

The allowance for interest receivable represents interest that is not expected to be collected. At the time the interest income was recognized and at the end of the reporting period in which the interest income was recognized, the interest income was believed to be collectible. The Company continually reassessed whether interest income was collectible in conjunction with its loan impairment analysis. The allowance for interest receivable represents interest that was determined to be uncollectible during a reporting period subsequent to the initial recognition of the interest income. During the nine months ended September 30, 2013 and 2012, 1 and 79 loans were paid off with proceeds of lender protection insurance totaling approximately $117,000 and $24.0 million respectively, of which approximately $93,000, and $15.6 million was for principal of the loans, and approximately $40,000, and $6.0 million was for accrued interest, respectively, and accreted origination fees of approximately $39,000, and $6.6 million, respectively. The company had an impairment associated with these loans of approximately $56,000, and $4.6 million, respectively. We recognized a gain of zero and a loss of $14,000 on these transactions, respectively. Also during the nine months ended on September 30, 2013, we had 1 loan payoff totaling approximately $574,000 of which $560,000 was for the principal of the loan and approximately $196,000 was for accrued interest and zero accreted origination. The Company had an impairment associated with this loan of approximately $250,000. We recognized a gain of approximately $65,000 on this transaction.

Our premium finance borrowers were generally referred to us through independent insurance agents and brokers although, prior to January 2009, we originated some premium finance loans that were sold by life insurance agents that we employed. In certain of these instances, the life insurance agents employed by the Company worked with external brokers and agents to obtain insurance for policyholders with the Company extending a premium finance loan to a borrower. We refer to these instances as the “retail non-seminar business,” which began in December 2006 and was discontinued in January 2009. In total, the Company originated 114 premium finance loans as part of the retail non-seminar business. As of September 30, 2013, the Company had 41 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

(10) Origination Fees

The Company had no loans receivable at September 30, 2013. A summary of the balances of origination fees that are included in loans receivable in the consolidated balance sheet as December 31, 2012 is as follows (in thousands):

December 31, 2012
Loan origination fees gross	$1,334
Un-accreted origination fees	(190)
Amortized loan originations costs	13

$1,157

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

(11) Stock-Based Compensation

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2011 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. During the nine months ended September 30, 2013 the Company issued 545,000 options to employees at a strike price of $6.94. The Company recognized approximately $118,000 and $105,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended September 30, 2013 and 2012, respectively and $1.1 million and $201,000 during the nine months ended September 30, 2013 and 2012, respectively. The Company incurred additional stock-based compensation expense of approximately $30,000 and zero during the three months ended September 30, 2013 and 2012, respectively, relating to restricted stock granted to its board of directors and $39,000 and $4,000 during the nine months ended September 30, 2013 and 2012, respectively. On April 1, 2013, the Company granted 13,759 shares of unrestricted common stock to its outside directors with an aggregate grant date fair value of approximately $57,000 computed in accordance with ASC 718, Compensation-Stock Compensation.

Options

As of September 30, 2013 options to purchase 899,472 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.57 per share. The outstanding options issued in 2011 expire seven years after the date of grant and were granted with a strike price of $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years. The outstanding options issued during the nine months ended September 30, 2013, will expire seven years after the date of grant and were granted with strike price of $6.94 which was the fair market value (closing price) of the stock on the day preceding the date of grant and vest over two years.

The Company has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

Nine Months Ended September 30, 2013
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

The following table presents the activity of the Company’s outstanding stock options for the nine months ended September 30, 2013:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term
Options outstanding, January 1, 2013	487,314	$10.75	—
Options granted	545,000	$6.94	6.68
Options exercised	—	$—	—
Options forfeited	(2,541)	$10.75	—
Options expired	(130,301)	$9.86	—

Options outstanding, September 30, 2013	899,472	$8.57	5.69

Exercisable at September 30, 2013	470,954	$9.28	5.26

Unvested at September 30, 2013	428,518	$7.79	6.17

As of September 30, 2013, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

The remaining unamortized amounts of approximately $212,000, $604,000, and $247,000 will be expensed during 2013, 2014, and 2015, respectively.

Restricted Stock

As of September 30, 2013, 17,286 shares of restricted stock granted to our directors under the Omnibus Plan was outstanding subject to one year vesting schedule commencing on the date of grant. The fair value of the unvested restricted stock was valued at $120,138 based on the closing price of the Company’s shares on the grant date.

The following table presents the activity of the Company’s unvested restricted stock common shares for the nine months ended September 30, 2013:

Common Unvested Shares	Number of Shares
Outstanding December 31, 2012	—
Granted	17,286
Vested	—
Forfeited	—

Outstanding September 30, 2013	17,286

The aggregate intrinsic value of these awards is $109,000 and the remaining weighted average life of these awards is .68 years as of September 30, 2013.

(12) Structured Settlements

The balances of the Company’s structured settlements are as follows (in thousands):

	September 30, 2013	December 31, 2012
Structured settlements - at cost	$1,186	$1,574
Structured settlements - at fair value	1,784	1,680

Structured settlements receivable, net	$2,970	$3,254

All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. During 2011, the Company reacquired certain structured settlements that were originally acquired prior to July 1, 2010 and the Company continued to carry those structured settlements at cost upon reacquisition.

Certain financing arrangements for the Company’s structured settlements are described below.

Life-Contingent Structured Settlement Facility

On December 30, 2011, Washington Square Financial, LLC (“WSF”) entered into a forward purchase and sale agreement (“PSA”) to sell up to $40.0 million of life contingent structured settlement receivables to Compass Settlements LLC (“Compass”). On May 21, 2013, Washington Square Financial, LLC and Compass Settlements, LLC executed an Amended and Restated Purchase and Sale Agreement. Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $10.0 million, up to $45.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twelve months following the amendment date, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company has agreed to guaranty WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations.

For the nine months ended September 30, 2013 and 2012, respectively, the Company sold 107 and 311 structured settlements under this facility, respectively, 5 and 107 of which were originated in 2012 and 2011, respectively, generating income of approximately $72,000 and $1.1 million, respectively, which was recorded as an unrealized change in fair value of structured settlements in 2012 and 2011, respectively. The Company originated and sold 102 and 204 structured settlement transactions under this facility generating income of approximately $1.4 million and $1.8 million, respectively, recorded as gain on sale of structured settlements during the nine months ended September 30, 2013 and 2012, respectively.

The Company also realized income of approximately $353,000 and $718,000 that was recorded as an unrealized change in fair value during the nine months ended September 30, 2013 and 2012, respectively, on structured settlements that are intended for sale to Compass. As of September 30, 2013, the Company had available commitments under this facility of $7.2 million.

8.39% Fixed Rate Asset Backed Variable Funding Notes

Imperial Settlements Financing 2010, LLC (“ISF 2010”) was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, which are referred to as receivables, to ISF 2010 and ISF 2010 to borrow against certain of its receivables to provide ISF 2010 liquidity. ISF 2010 is a non-consolidated special purpose financing entity. On September 24, 2010, ISF 2010 entered into an arrangement to obtain up to $50 million in financing. Under this arrangement, a subsidiary of Partner Re, Ltd. (the “noteholder”) became the initial holder of ISF 2010’s 8.39% Fixed Rate Asset Backed Variable Funding Note issued under a master trust indenture and related indenture supplement (collectively, the “Indenture”) pursuant to which the noteholder has committed to advance ISF 2010 up to $50 million upon the terms and conditions set forth in the Indenture. The note is secured by the receivables that ISF 2010 acquires from the Company from time to time. The note is due and payable on or before January 1, 2057, but principal and interest must be repaid pursuant to a schedule of fixed payments from the receivables that secure the notes. The arrangement generally has a concentration limit of 15% for the providers of the receivables that secure the notes. Wilmington Trust is the collateral trustee. As of September 30, 2013 and December 31, 2012, the balance of the notes outstanding on the special purpose financing entity’s books was $46.1 million and $43.2 million, respectively.

Upon the occurrence of certain events of default under the Indenture, all amounts due under the note are automatically accelerated. The Company’s maximum exposure related to ISF 2010 is limited to 5% of the dollar value of the ISF 2010 transactions, which is held back by ISF 2010 at the time of sale, and is designed to absorb potential losses in collecting the receivables. The obligations of ISF 2010 are non-recourse to the Company. The total funds held back by ISF 2010 as of September 30, 2013 and December 31, 2012 were approximately $2.4 million and $2.2 million and are included in investment in affiliate in the accompanying consolidated balance sheet.

During the nine months ended September 30, 2013 and 2012, the Company sold 76 and 500 term certain structured settlements, respectively. Of the 76 structured settlements sold during the nine months ending September 30, 2013, 2 were originated in 2012 and 1 was originated in 2011 generating income of $11,000 and $2,500, respectively, which was recorded as an unrealized change in fair value of structured settlements in 2012 and 2011, respectively. Of the 500 structured settlements sold during the nine months ended September 30, 2012, 181 were originated in 2011 generating income of approximately $3.2 million, which was recorded as an unrealized change in fair value of structured settlements in 2011. The Company originated and sold 73 and 319 term certain structured settlement transactions under this facility generating income of approximately $757,000 and $4.2 million, respectively, which was recorded as a realized gain on sale of structured settlements during the nine months ended September 30, 2013 and 2012, respectively. The Company also realized income of approximately $217,000 and $548,000 that was recorded as an unrealized change in fair value during the nine months ended September 30, 2013 and 2012, respectively, on structured settlements that are intended for sale to ISF 2010. The Company receives 95% of the purchase price in cash from ISF 2010. Of the remaining 5%, which represents the Company’s interest in ISF 2010, 1% is required to be contributed to a cash reserve account held by Wilmington Trust.

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

Washington Square Financial 3rd Party Sales

For the nine months ended September 30, 2013 and 2012, respectively, in addition to its intended sales to Compass and ISF 2010, the Company also sold 256 and 169 structured settlement deals to unrelated parties for $11.7 million and $2.5 million, respectively, generating income of $6.5 million and $1.8 million, respectively, recorded as a gain on sale of structured settlements and $158,000 and $134,000 that was previously recorded as an unrealized change in fair value in 2012 and 2011, respectively.

For the nine months ended September 30, 2013 and 2012, respectively, the Company recorded income of approximately $586,000 and $188,000, respectively, that was recorded as unrealized change in fair value on structured settlements that are intended for sale to other parties.

Total income recognized through accretion of interest income on structured settlement transactions for the nine months ended September 30, 2013 and 2012, respectively, was approximately $247,000 and $243,000, respectively. For the nine months ended September 30, 2013, $192,000 of accretion income, related to structured settlement receivables held at cost, was recognized in interest income and $55,000 related to structured settlement receivables held at fair value, was recognized as unrealized change in fair value in the accompanying consolidated statement of operations.

The receivables at September 30, 2013 and December 31, 2012 were approximately $3.0 million and $3.3 million, respectively, net of a discount of approximately $5.6 million and $4.6 million, respectively.

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

As of September 30, 2013 and December 31, 2012, the Company owned 622 and 214 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $292.4 million and $113.4 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at September 30, 2013 was 11.9 years. The following table describes the Company’s investments in life settlements as of September 30, 2013 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 - 1	—	$—	$—
1 - 2	—	—	—
2 - 3	5	6,939	13,750
3 - 4	8	9,423	27,100
4 - 5	6	11,315	27,550
Thereafter	603	264,706	2,930,640

Total	622	$292,383	$2,999,040

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

Premiums to be paid during each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of September 30, 2013, are as follows (in thousands):

Remainder of 2013	$24,208
2014	53,809
2015	52,638
2016	56,422
2017	63,318
Thereafter	1,203,362

$1,453,757

The $1.45 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

(14) Note Payable

Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement (the “Revolving Credit Facility”) with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent (the “Agent”).

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. 458 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $242.3 million have been pledged as collateral under the Revolving Credit Facility at September 30, 2013. In addition, the Company’s equity interests in White Eagle have been pledged under the Revolving Credit Facility.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at September 30, 2013 is 5.5%.

The Company’s policy is to record interest expense for the cash portion of interest paid during the period. Accrued interest is reflected as a component of the fair market value of the note payable.

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

At September 30, 2013, the fair value of the debt is $114.8 million. See Note 15 — Fair Value Measurements. As of September 30, 2013, the borrowing base was approximately $121.1 million including $120.1 million in outstanding principal.

There are no scheduled repayments of principal and interest. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

(15) Fair Value Measurements

We carry investments in life settlements, certain structured settlements, and our note payable at fair value in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of September 30, 2013, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$292,383	$292,383
Structured settlement receivables	—	—	1,784	1,784

	$—	$—	$294,167	$294,167

The balances of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2013, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Note Payable	$—	$—	$114,784	$114,784

	$—	$—	$114,784	$114,784

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2012, are as follows (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Assets:
Investment in life settlements	$—	$—	$113,441	$113,441
Structured settlement receivables	—	—	1,680	1,680
Investment securities available for sale	—	12,147	—	12,147

	$—	$12,147	$115,121	$127,268

The Company values its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is generally believed that market participants would require a lower risk premium for policies that were not premium financed, while a higher risk premium would be required for policies that were premium financed.

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 9/30/13	Aggregate death benefit 9/30/2013	Valuation Technique (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$39,346	$206,450	Discounted cash flow	Discount rate	13.72% - 20.72%
				Life expectancy evaluation	(9.2 years)
Premium financed	$253,037	$2,792,590	Discounted cash flow	Discount rate	15.72% - 28.72%

				Life expectancy evaluation	(12.1 years)
Investment in life settlements	$292,383	$2,999,040	Discounted cash flow	Discount rate	(19.63%)
				Life expectancy evaluation	(11.9 years)

Structured settlements receivables	$1,784	N/A	Discounted cash flow	Facility sales discount rates	5.95% -12.80%

				Discount rate	23.66%
Note payable	$114,784	N/A	Discounted cash flow	Life expectancy evaluation	(11.4 years)

*	Actual

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

On January 22, 2013, 21st Services announced revisions to its underwriting methodology and on February 4, 2013, announced that it was correcting errors discovered in its previously announced revised methodology. According to 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. To account for the impact of the revisions and based off of market responses to the methodology change, the Company initially lengthened the life expectancies furnished by 21st Services by 13% prior to blending them with the life expectancy reports furnished by AVS. Since that time, the Company has received a significant amount of life expectancy reports from 21st Services that utilize its revised methodology and has, based on the results of those reports, lengthened the life expectancies on the remaining policies in its portfolio.

As of September 30, 2013, the Company received 175 updated life expectancy reports from 21st Services that utilize its revised methodology. These life expectancies reported an average lengthening of life expectancies of 15.43% and, based on this sample, for the nine months ended September 30, 2013, the Company increased the life expectancies furnished by 21st Services by 15.43% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the amount of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

Life expectancy sensitivity analysis

As is the case with most market participants, the Company uses a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value as of September 30, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$243,272	$(49,111)
-	$292,383	—
-6	$345,639	$53,256

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

Historically, the Company used a 15% — 17% range of discount rates to value its life insurance policies. In the third quarter of 2011 and in the immediate aftermath of becoming aware of the USAO investigation, the Company substantially increased the discount rates utilized in its fair value model as it believed that the USAO Investigation along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace. Since that time, the Company has been re-evaluating its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and potential financing sources and extrapolates the discount rate underlying actual sales of policies.

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by S&P. At September 30, 2013, the Company had nineteen life insurance policies issued by one carrier that was rated non-investment grade by S&P as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

Estimated risk premium

As of September 30, 2013, the Company owned 622 policies with an aggregate investment in life settlements of $292.4 million. Of these 622 policies, 579 were previously premium financed and are valued using discount rates that range from 15.72% to 28.72%. The remaining 43 policies which are non-premium financed are valued using discount rates that range from 13.72% to 20.72%. As of September 30, 2013, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 19.63%.

Market interest rate sensitivity analysis

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in fair market value as of September 30, 2013 would be as follows (dollars in thousands):

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
19.13%	-0.50%	$301,376	$8,993
19.63%	—	$292,383	$—
20.13%	0.50%	$283,790	$(8,593)

Future changes in the discount rates we use to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

At the end of each reporting period we re-value the life insurance policies using our valuation model in order to update our estimate of fair value of investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies, as well as incorporating current information for premium payments and the passage of time.

Structured settlement receivables — All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. We make this election because it is our intention to sell these assets within the next twelve months. Structured settlements are purchased at effective yields, which are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of September 30, 2013, the Company had 45 structured settlements with an estimated fair value of $1.8 million and an average sales discount rate of 8.71%.

Note payable — Effective April 29, 2013, White Eagle, a subsidiary of the Company, entered into a 15-year Revolving Credit Facility with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. 458 policies have been pledged by White Eagle as collateral for its obligations under the facility. Absent an event of default under the Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. We have elected to account for this note payable, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

As is the case with most market participants, the Company uses a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives underlying the policies pledged by White Eagle as collateral under the Revolving Credit Facility live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Note Payable	Change in Value
+6	$99,650	$(15,134)
-	$114,784	—
-6	$134,500	$19,716

Discount rate of note payable

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and our estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of note payable

Discount Rate	Rate Adjustment	Fair Value of Note Payable	Change in Value
23.16%	-0.50%	$117,391	$2,607
23.66%	—	$114,784	$—
24.16%	0.50%	$112,272	$(2,512)

Future changes in the discount rates could have a material effect on the fair value our note payable, which could have a material adverse effect on our business, financial condition and results of our operations.

At September 30, 2013, the fair value of the debt is $114.8 million. The outstanding principal is approximately $120.1 million as of September 30, 2013.

Changes in Fair Value

The following tables provide a roll-forward in the changes in fair value for the nine months ended September 30, 2013, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, December 31, 2012	$113,441
Purchase of policies	55,500
Acquired in foreclosure	3,168
Change in fair value	81,948
Matured/lapsed/sold policies	(12,658)
Premiums paid	50,984
Transfers into level 3	—
Transfer out of level 3	—

Balance, September 30, 2013	$292,383

Changes in fair value included in earnings for the period relating to assets held at September 30, 2013	$74,655

The Company recorded change in fair value gains of approximately $15.3 million and losses of approximately $17.5 million during the three months ended September 30, 2013 and 2012, respectively, and a change in fair value gains of approximately $81.9 million and losses of approximately $8.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Structured Settlements:
Balance, December 31, 2012	$1,680
Purchase of contracts	13,547
Unrealized change in fair value	1,211
Sale of contracts	(14,584)
Collections	(70)
Transfers into level 3	—
Transfer out of level 3	—

Balance, September 30, 2013	$1,784

Changes in fair value included in earnings for the period relating to assets held at September 30, 2013	$467

The following tables provide a roll-forward in the changes in fair value for the nine months ended September 30, 2013, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Note payable:
Balance, December 31, 2012	$—
Initial Advance under the revolving credit facility	83,020
Subsequent Draws under the revolving credit facility	37,059
Unrealized change in fair value	(5,295)
Transfers into level 3	—
Transfer out of level 3	—

Balance, September 30, 2013	$114,784

Changes in fair value included in earnings for the period relating to assets held at September 30, 2013	$(5,295)

The following tables provide a roll-forward in the changes in fair value for the nine months ended September 30, 2012, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands).

Life Settlements:
Balance, December 31, 2011	$90,917
Purchase of policies	130
Acquired in foreclosure	5,050
Change in fair value	(8,401)
Sale of policies	(5,334)
Transfers into level 3	—
Transfer out of level 3	—
Premiums paid	20,106
Policies laspes/written off	(140)

Balance, September 30, 2012	102,328

Changes in fair value included in earnings for the period relating to assets held at September 30, 2012	$(8,638)

Structured Settlements:
Balance, December 31, 2011	$12,376
Purchase of contracts	17,115
Unrealized change in fair value	1,587
Sale of contracts	(28,396)
Collections	(186)
Transfers into level 3	—
Transfer out of level 3	—

Balance, September 30, 2012	$2,496

Changes in fair value included in earnings for the period relating to assets held at September 30, 2012	$429

There were no transfers of financial assets between levels of the fair value hierarchy during the nine months ended September 30, 2013 and 2012.

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

Segment results and reconciliation to consolidated net income (loss) were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Life finance
Income
Interest income	$(3)	$180	$26	$1,613
Origination income	—	45	—	483
Change in fair value of life settlements	15,262	(17,530)	81,948	(8,401)
(Loss) gain on life settlements, net	(461)	(140)	(1,708)	151
Servicing fee income	—	271	—	955
Gain on maturities of life settlements with subrogation rights, net	—	—	310	6,090
Other	6	16	2,003	175

	14,804	(17,158)	82,579	1,066

Direct segment expenses
Interest expense	1,155	140	12,010	1,215
Change in fair value of note payable	66	—	(5,295)	—
Loss on extinguishment of debt	—	—	3,991	—
Provision for losses on loan receivables	—	—	—	441
(Gain) loss on loans payoffs and settlements, net	—	(139)	(65)	14
Amortization of deferred costs	—	255	7	1,752
Personnel costs	839	1,099	3,518	4,663
Legal fees	2,296	1,116	3,655	2,622
Professional fees	801	315	1,769	1,180
Insurance	96	313	409	806
Other selling, general and administrative expenses	269	443	1,067	1,205

	5,522	3,542	21,066	13,898

Segment operating income (loss)	$9,282	$(20,700)	$61,513	$(12,832)

Structured settlements
Income
Realized gain on sale of structured settlements	$2,102	$2,187	$8,772	$7,796
Interest income	60	72	192	243
Unrealized change in fair value of structured settlements	430	409	1,211	1,587
Other income	105	101	191	354

	2,697	2,769	10,366	9,980

Direct segment expenses
Personnel costs	2,107	2,443	5,767	7,033
Marketing costs	461	1,034	1,889	4,481
Legal fees	379	527	1,346	1,671
Professional fees	300	615	979	1,527
Insurance	96	313	402	799
Other selling, general and administrative expenses	520	328	1,385	1,362

	3,863	5,260	11,768	16,873

Segment operating loss	$(1,166)	$(2,491)	$(1,402)	$(6,893)

Consolidated
Segment operating income	8,116	(23,191)	60,111	(19,725)
Unallocated income
Interest and dividends on investment securities available for sale	5	—	16	332
Other income	—	78	13	637

	5	78	29	969

Unallocated expenses
Interest expense	4	—	11	3
Personnel costs	237	53	883	621
Legal fees	847	7,685	7,262	18,625
Professional fees	554	629	1,627	2,565
Insurance	286	—	664	107
Other selling, general and administrative expenses	32	—	102	340

	1,960	8,367	10,549	22,261

Income (loss) before income taxes	6,161	(31,480)	49,591	(41,017)
Benefit (provision) for income taxes	—	5	(40)	46

Net income (loss)	$6,161	$(31,475)	$49,551	$(40,971)

Segment assets and reconciliation to consolidated total assets were as follows (in thousands):

	September 30, 2013	December 31, 2012
Direct segment assets
Life finance	$299,839	$123,581
Structured settlements	7,744	6,862

	307,583	130,443
Other unallocated assets	22,564	29,899

	$330,147	$160,342

Amounts are attributed to the segment that holds the assets. There are no intercompany sales and all intercompany account balances are eliminated in segment reporting.

(17) Commitments and Contingencies

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. USAO litigation-related fees of $4.6 million and $12.8 million were recognized for the nine months ended September 30, 2013 and 2012, respectively.

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

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. As part of the Separation Agreement, Mr. Neuman resigned as a member of the Company’s board of directors and as an employee of Company. Pursuant to the Separation Agreement, the Company paid Mr. Neuman a separation payment of $1.4 million. The Separation Agreement does not include a covenant by Mr. Neuman to refrain from competing with Imperial, but does contain customary non-disparagement and non-solicitation provisions. The Separation Agreement provides releases by each party and also obligates the Company to continue to indemnify Mr. Neuman for his legal expenses substantially in the same manner contemplated by his employment agreement with the Company. These indemnification expenses amounted to $2.3 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

During the first quarter of 2012, the Company also entered into severance and retention award agreements with certain of its executive officers (other than the CEO and CFO). The agreements provide for a minimum guaranteed bonus in each of 2012 and 2013 as well as severance payments equal to two years base salary in the event of termination by the Company without Cause (as defined in the respective agreement) provided the executive executes a general release of claims against the Company.

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

On December 14, 2011, another putative class action case filed in the United States District Court for the Southern District of Florida, entitled Pondick v. Imperial Holdings, Inc., et al, naming the same defendants and bringing claims under Sections 11, 12, and 15 of the Securities Act of 1933 based on similar allegations.

On February 24, 2012, the four putative class actions were consolidated and designated: Fuller v. Imperial Holdings et al. in the United States District Court for the Southern District of Florida, and lead plaintiffs were appointed.

In addition, the underwriters of the Company’s initial public offering asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation.

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

The Settlement

On December 18, 2012, attorneys for the Company, the plaintiffs in the actions discussed above, certain individual defendants, the underwriters in the Company’s initial public offering and the Company’s director and officer liability insurance carriers (“D&O Carriers”) signed a Term Sheet for Global Settlement Regarding Imperial Holdings, Inc. Matters (the “Term Sheet”) setting forth the terms upon which each of the parties to the matters would be willing to settle the class action litigation and derivative actions as well as the declaratory relief action filed by Catlin, respectively.

On July 29, 2013, the parties to the Term Sheet executed definitive settlement agreements in respect of the class action litigation, derivative action and insurance coverage declaratory relief complaint. The class action litigation and derivative action settlements are subject to court approval and all of the settlements are contingent on effectiveness of the other settlements. On August 6, 2013, the United States District Court for the Southern District of Florida entered an order preliminarily approving the class action settlements and setting a settlement hearing for December 16, 2013. On August 13, 2013, the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entered an order preliminarily approving the derivative action settlement and setting a final fairness hearing for December 17, 2013. Final court approval of the Securities Class Action and Derivative Action settlements could be delayed by appeals or other proceedings.

The terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by the Company’s primary and excess D&O Carriers and the issuance of two million warrants for shares of the Company’s stock with an estimated fair value of $3.1 million at the date of the signing of the Term Sheet. The value of the warrants were reassessed during the nine months ended September 30, 2013 and resulted in an increase in fair value of $2.5 million. The estimated fair value at September 30, 2013 was $5.6 million. The warrants will have a five-year term with an exercise price of $10.75 and will be issued on or about when the settlement proceeds are distributed to the claimants. In addition, the underwriters in the Company’s initial public offering are to waive their rights to indemnity and contribution by the Company. The Company recorded a reserve at September 30, 2013 related to the proposed settlement of $17.6 million, which is included in other liabilities and cash received as insurance recoverable from the Company’s D&O Carrier of $11.0 million, which is included in restricted cash. $4.1 million net effect of the proposed settlement is included in legal fees in the statement of operations for the year ended December 31, 2012 and an additional $2.5 million is included in the nine month period ended September 30, 2013.

The derivative action settlement requires implementation of certain compliance reforms and contemplates payment by the Company’s primary D&O carrier of $1.5 million for legal fees in respect of the derivative actions and the contribution of 125,628 shares of the Company’s stock. During the quarter ended September 30, 2013, $1.5 million was received from the Company’s D&O Carrier and is included in restricted cash.

In addition, the settlements contemplate that the Company will contribute $500,000 to a trust to cover certain claims under its director and officer liability insurance policies. This amount was deposited into the trust during the quarter ended September 30, 2013.

The Company established a reserve related to the proposed derivative settlement of $2.0 million which is included in other liabilities and cash received as insurance recoverable from the Company’s D&O Carrier of $1.5 million, which is included in restricted cash. During the quarter ended September 30, 2013, the Company deposited $500,000 for the insurance trust which was previously reserved during the year ended December 31, 2012. The net effect of the settlement of $1.0 miliion is included in legal fees in the statement of operations for the year ended December 31, 2012.

The settlements also require Imperial to advance legal fees to and indemnify certain individuals covered under the policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

SEC Investigation

On February 17, 2012, the Company first received a subpoena issued by the staff of the SEC seeking documents from 2007 through the date of the subpoena, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the investigation or what impact, if any, the cost of responding to the SEC might have on the Company’s financial position, results of operations, or cash flows. The Company has not established any provision for losses in respect of this matter.

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. (“Sun Life Case”). The complaint seeks to contest the validity of at least twenty-nine (29) policies issued by Sun Life. The complaint also asserts the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations Act, (2) common law fraud, (3) civil conspiracy, (4) tortious interference with contractual obligations, and (5) an equitable accounting. In response to a motion to dismiss filed by the Company, Sun Life filed an amended complaint on June 13, 2013. The Company believes that the amended complaint is without merit and filed another motion to dismiss on July 8, 2013. Sun Life responded to the second motion to dismiss on August 1, 2013 and the Company filed its reply on August 19, 2013. The Company intends to defend itself vigorously. No reserve has been established for this litigation.

On July 29, 2013, the Company filed a complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC (“IPF”) v. Sun Life Assurance Company of Canada (“IPF Case”). The complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30 million in addition to an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint. IPF filed its response on September 9, 2013, and Sun Life filed its reply on September 19, 2013. See Note 20 – Subsequent Events.

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”) , the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000. On June 4, 2013, IPF filed a Notice of Appeal of the order to the Eleventh Circuit Court of Appeals. The Company recorded a reserve of $850,000 that is included in legal fees for the nine months ended September 30, 2013.

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

On February 11, 2011, the Company closed its initial public offering of 16,666,667 shares of common stock at $10.75 per share. On February 15, 2011, Imperial Holdings, Inc. sold an additional 935,947 shares of common stock. The sale was in connection with the over-allotment option Imperial Holdings, Inc. granted to its underwriters in connection with Imperial’s initial public offering. As a result, the total initial public offering size was 17,602,614 shares. All shares were sold to the public at a price of $10.75. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and our offering expenses.

(19) Income Taxes

Our provision for income taxes is estimated to result in an annual effective tax rate of 0.0% in 2013, except as noted below. The 0.0% effective tax rate is a result of our recording of a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to significant cumulative losses since the Conversion, the uncertainties that resulted from the USAO Investigation, SEC investigation and the class action lawsuits and expectation of taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the nine months ended September 30, 2012 we reduced the deferred tax valuation allowance from continuing operations by $41,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. As the Company sold all of its remaining investment securities in the first quarter of 2013, this allocation between continuing operations and other comprehensive income was reversed.

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

At September 30, 2013, income taxes payable includes an estimated liability for unrecognized tax benefits of $6.3 million that relate to the Conversion and was charged to paid-in-capital in the first quarter of 2011.

(20) Subsequent Events

Sun Life

On October 22, 2013, the court issued an order consolidating the Sun Life Case and IPF Case for all purposes including trial.

Sale of Structured Settlements Business

On October 25, 2013, the Company completed the sale of its structured settlements business to Majestic Opco L.L.C for $12.0 million. The Company does not expect to earn significant revenue from its remaining structured settlement assets beyond the fourth quarter of 2013. The Company recognized a gain of $11.3 million on the sale.

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

Recent Events: Sale of Structured Settlements Business

On October 25, 2013, the Company completed the sale of its structured settlements business to Majestic Opco L.L.C. for $12.0 million. The Company expects that this strategic decision to sell the structured settlements business will have several potential benefits for the Company, including the reduction of related expenses and enhancing management focus on the life finance business to capitalize on resource optimization and growth opportunities.

Credit Facility, Portfolio Growth and Cash Management

On April 29, 2013, White Eagle Asset Portfolio, LLC, a subsidiary of the Company entered into a 15-year revolving credit facility providing for up to $300.0 million in borrowings (the “Revolving Credit Facility”) to pay premiums on the policies pledged as collateral under the facility, debt service and for the fees and expenses of certain service providers. The initial advance under the Revolving Credit Facility was approximately $83.0 million, with a portion of such borrowings used to retire the debt outstanding under an 18 month bridge facility. In addition, proceeds of the initial advance were used to pay transaction fees and expenses, a distribution to the Company and to fund a $48.5 million release payment under a termination agreement (the “Termination Agreement”) to the Company’s lender protection insurance coverage provider (the “LPIC Provider”) who released all of its salvage and subrogation rights in 323 policies that the Company has historically treated as contingent assets and described as “Life Settlements with Subrogation rights, net” as well as in 93 policies that were owned by CTL Holdings, LLC (“CTL”). On April 30, 2013, the Company acquired CTL and its 93 policies. At September 30, 2013 the Company’s portfolio consists of 622 policies, with an aggregate death benefit of $3.0 billion compared to 220 policies, with an aggregate death benefit of $1.1 billion at March 31, 2013.

458 policies owned by White Eagle, with an aggregate death benefit of $2.3 billion, and an estimated fair value of approximately $242.3 million at September 30, 2013 have been pledged as collateral under the Revolving Credit Facility and the Company can use subsequent draws to pay premiums on these policies. The procurement of the $300.0 million 15-year Revolving Credit Facility and the retirement of the $45.0 million Bridge Facility served to effectively recapitalize the Company and significantly reduce liquidity risk. While the Revolving Credit Facility provides the lender with a significant interest in the policies pledged as collateral, the initial borrowings under the facility allowed the Company to opportunistically nearly triple the size of its portfolio through the extinguishment of subrogation rights in policies that were historically considered contingent assets and through the acquisition of the CTL policies.

At September 30, 2013, the Company or its subsidiaries owned 396 policies that were either acquired through the acquisition of CTL or that were considered contingent assets prior to the effectiveness of the Termination Agreement, with an aggregate death benefit of $1.9 billion and an estimated fair value of approximately $153.4 million. The Company believes that it was uniquely positioned to transact with both the LPIC Provider and CTL and that the transaction prices were, accordingly, not indicative of what an exit price would be for these 396 policies in a negotiated market transfer. The addition of these policies resulted in a $65.8 million unrealized gain in investments in life settlements during the nine months ended September 30, 2013 and policy acquisitions similar in scale and in transaction price to those made during the period should not be anticipated in future periods.

Due to these policy additions, the application of fair value accounting to amounts owing under the Revolving Credit Facility and the elimination of servicing fee income through intercompany consolidation, the results of periods prior to the entry into the Termination Agreement and Revolving Credit Facility may not be comparable to the Company’s results at September 30, 2013 or in future periods.

While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been significantly mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders under determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company by White Eagle. At November 1, 2013, the Company had $21.9 million of cash and cash equivalents net of restricted cash of $13.5 million. Accordingly, the Company must proactively manage its cash in order to effectively run its businesses, maintain the policies that have not been pledged under the Revolving Credit Facility and opportunistically grow its assets. As part of its cash management, the Company may in the future pledge certain or all of the 164 policies that have not been pledged under the Revolving Credit Facility, the majority of which had historically maintained by the LPIC Provider. It may also determine to sell all or a portion of these policies and, under certain circumstances, lapse certain of these policies as its portfolio strategy and liquidity needs dictate. Should it choose to maintain all of the policies that have not been pledged as collateral under the Revolving Credit Facility, the Company estimates that it will need to pay approximately $2.2 million to maintain these 164 policies in force through 2013. The Company is currently seeking to raise additional capital and on August 30, 2013, filed a registration statement for a potential rights offering for up to $60 million in notes. There is no assurance, however, that the contemplated rights offering will be consummated on favorable terms or at all.

During the quarter ended September 30, 2013, the Company voluntarily lapsed four policies that had a cost of $549,000 and sold two policies that were not pledged as collateral under the Revolving Credit Facility for gross proceeds of $1.8 million.

Settlement of Shareholder Litigation

On December 18, 2012, attorneys for Imperial signed a Term Sheet for Global Settlement Regarding Imperial Holdings, Inc. Matters (the “Term Sheet”). Also signing the Term Sheet were attorneys representing the plaintiffs in the previously disclosed class action lawsuits and derivative actions instituted against the Company as well attorneys for Imperial’s director and officer liability insurance carriers (“D&O Carriers”), certain individual defendants named in the class actions and the underwriters in Imperial’s initial public offering. The Term Sheet provided the terms upon which each of the parties would be willing to settle the class action litigation and derivative actions as well as the declaratory relief action filed by Catlin, Imperial’s primary D&O Carrier.

On July 29, 2013, the parties to the Term Sheet executed definitive settlement agreements in respect of the class action litigation, derivative action and insurance coverage declaratory relief complaint. The class action litigation and derivative action settlements are subject to court approval and all of the settlements are contingent on effectiveness of the other settlements. On August 6, 2013, the United States District Court for the Southern District of Florida entered an order preliminarily approving the class action settlements and setting a settlement hearing for December 16, 2013. On August 13, 2013, the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entered an order preliminarily approving the derivative action settlement and setting a final fairness hearing for December 17, 2013. Final court approval of the class action and derivative action settlements could be delayed by appeals or other proceedings.

The terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by Imperial’s primary and excess D&O Carriers, and the issuance of two million warrants for shares of the Company’s stock with an estimated fair value of $3.1 million at the date of the signing of the Term Sheet. The value of the warrants were reassessed during the nine months ended September 30, 2013 and resulted in an increase in fair value of $2.5 million. The estimated fair value at September 30, 2013 was $5.6 million. The fair value of the warrants will be re-assessed at issuance. The warrants will have a five-year term with an exercise price of $10.75 and will be issued when the settlement proceeds are distributed to the claimants. In addition, the underwriters in Imperial’s initial public offering are to waive their rights to indemnity and contribution by Imperial. The Company recorded a reserve at September 30, 2013 related to the proposed settlement of $17.6 million, which is included in other liabilities and cash received as insurance recoverable from the Company’s D&O Carrier of $11.0 million, which is included in restricted cash. $4.1 million net effect of the settlement was included in legal fees in the statement of operations for the year ended December 31, 2012 and an additional $2.5 million is included in the nine month period ended September 30, 2013.

The derivative action settlement requires implementation of certain compliance reforms and contemplates payment by Imperial’s primary D&O carrier of $1.5 million for legal fees in respect of the derivative actions and the contribution of 125,628 shares of Imperial stock.

In addition, the settlements contemplate that Imperial will contribute $500,000 to a trust to cover certain claims under its director and officer liability insurance policies.

The Company established a reserve related to the proposed derivative settlement of $2.0 million which is included in other liabilities and cash received as insurance recoverable from the Company’s D&O Carrier of $1.5 million, which is included in restricted cash. During the quarter ended September 30, 2013, the Company paid $500,000 for the insurance trust which was previously reserved during the year ended December 31, 2012. The net effect of the settlement of $1.0 miliion is included in legal fees in the statement of operations for the year ended December 31, 2012.

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

In the first quarter of 2013, 21st Services announced revisions to its underwriting methodology. According to 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. To account for the impact of the revisions and based off of market responses to the methodology change, the Company initially lengthened the life expectancies furnished by 21st Services by 13% prior to blending them with the life expectancy reports furnished by AVS. Since that time, the Company has received a significant amount of life expectancy reports from 21st Services that utilize its revised methodology and has, based on the results of those reports, lengthened the life expectancies on the remaining policies in its portfolio.

As of September 30, 2013, the Company received 175 updated life expectancy reports from 21st Services that utilize its revised methodology. These life expectancies reported an average lengthening of life expectancies of 15.43% and, based on this sample, for the nine months ended September 30, 2013, the Company increased the life expectancies furnished by 21st Services by 15.43% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the amount of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

One of the Company’s life expectancy providers, AVS, filed for federal bankruptcy protection under Chapter 11 on February 12, 2013. The Company cannot, at this time, predict what impact the bankruptcy filing will have on the Company’s ability to procure life expectancy reports from AVS in the future, AVS’s ability to continue its operations or whether other market participants will continue to use AVS life expectancy reports for valuation purposes going forward. The Company will continue to monitor the market response to these and other developments and may elect to adjust the application of life expectancy reports in its fair value methodology or source reports from different life expectancy providers in future periods.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the loan impairment valuation, income taxes, valuation of structured settlements and the valuation of investments in life settlements have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with the estimates as well as selected other critical accounting policies.

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

We have elected to account for the note payable under the Revolving Credit Facility with LNV Corporation, which includes its interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

Ownership of Life Insurance Policies

In the ordinary course of business, a large portion of our borrowers defaulted by not paying off their loans and relinquished ownership of their life insurance policies to us in exchange for our release of the obligation to pay amounts due. We also buy life insurance policies in the secondary and tertiary markets. We account for life insurance policies that we own as investments in life settlements (life insurance policies) in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to use either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these life insurance policies as investments using the fair value method.

We initially record investments in life settlements at the transaction price. For policies acquired upon relinquishment by our borrowers, we determined the transaction price based on fair value of the acquired policies at the date of relinquishment. The difference between the net carrying value of the loan and the transaction price is recorded as a gain (loss) on loan payoffs and settlement. For policies acquired for cash, the transaction price is the amount paid.

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

The resulting mortality factor represents an indication as to the degree to which the given life can be considered more or less impaired than a standard life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life. In addition to AVS life expectancy reports, beginning in the quarter ended September 30, 2012, the Company began utilizing life expectancy reports from 21st Services for valuation purposes and began averaging or “blending,” the results of the two life expectancy reports to establish a composite mortality factor.

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

As is the case with most market participants, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value at September 30, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$243,272	$(49,111)
-	$292,383	—
-6	$345,639	$53,256

Prior to the second quarter of 2013, the Company would adjust its average, or blend, of the two life expectancy reports when the difference in the probability of mortality between the reports was greater than 150%. In those instances and as reflected in the fair market value at December 31, 2012 and March 31, 2013, the Company would cap the higher mortality factor at amount that was 150% above the lower mortality factor, which ultimately reduced the mortality factor inputted into the Company’s fair value model. The Company ceased applying such a cap as part of the valuation adjustments implemented in connection with 21st Services’ revised underwriting methodology. Additionally, the Company increased the life expectancies furnished by 21st Services that did not utilize the revised underwriting methodology by 15.43% at September 30, 2013 prior to blending them with the life expectancy reports furnished by AVS.

The Company historically used a 15% — 17% range of discount rates to value its life insurance policies. In the third quarter of 2011 and in the immediate aftermath of becoming aware of the USAO investigation, the Company substantially increased the discount rates inputted into its fair value model as it believed that USAO Investigation along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace. Since that time, the Company has been re-evaluating its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and potential financing sources and extrapolates the discount rate underlying actual sales of policies.

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

As of September 30, 2013, the Company owned 622 policies with an aggregate investment in fair value of life settlements of $292.4 million. Of these 622 policies, 579 were previously premium financed and are valued using discount rates that range from 15.72% to 28.72%. The remaining 43 policies which are non-premium financed are valued using discount rates that range from 13.72% to 20.72%. As of September 30, 2013, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 19.63%.

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

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
19.13%	-0.50%	$301,376	$8,993
19.63%	—	$292,383	$—
20.13%	0.50%	$283,790	$(8,593)

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

Valuation of Note payable

We have elected to account for the note payable under the Revolving Credit Facility, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

As is the case with most market participants, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives underlying the policies pledged by White Eagle as collateral under the Revolving Credit Facility live six months shorter or longer than the life expectancies provided by these third parties, the change in fair market value at September 30, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Note Payable	Change in Value
+6	$99,650	$(15,134)
-	$114,784	—
-6	$134,500	$19,716

Discount rate of note payable

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and our estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of note payable

Discount Rate	Rate Adjustment	Fair Value of Note Payable	Change in Value
23.16%	-0.50%	$117,391	$2,607
23.66%	—	$114,784	$—
24.16%	0.50%	$112,272	$(2,512)

Future changes in the discount rates could have a material effect on the fair value of our note payable, which could have a material adverse effect on our business, financial condition and results of our operations.

At September 30, 2013 the fair value of the debt is $114.8 million. See Note 15 — Fair Value Measurements. The outstanding principal is approximately $120.1 million as of September 30, 2013.

Revenue/Income Recognition

Our primary sources of revenue/income are in the form of unrealized change in fair value of life settlements, gains on life settlements and realized gains on sales of structured settlements. Our revenue/income recognition policies for these sources of revenue/income are as follows:

•	Change in Fair Value of Life Settlements — When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. Changes in the fair value of the investment is also recognized upon the receipt of death notice or verified obituary of insured.

•	Gains on Life Settlements, Net — The Company recognizes gains from life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

•	Realized Gains on Sales of Structured Settlements — Realized gains on sales of structured settlements are recorded when the structured settlements have been transferred to a third party and we no longer have continuing involvement, in accordance with ASC 860, Transfers and Servicing. With the sale of the structured settlements business, the Company does not expect realized gains on sales or structured settlements to be a primary source of revenue beyond 2013.

Deferred Costs

Deferred costs include costs incurred in connection with acquiring and maintaining credit facilities. These costs are amortized over the life of the related loan using the effective interest method and are classified as amortization of deferred costs in the accompanying consolidated statement of operations.

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

At September 30, 2013 and 2012, due to the significant cumulative losses since the Conversion and the uncertainties that resulted from the USAO Investigation, SEC investigation, and class action lawsuits, we recorded a full valuation allowance against our net deferred tax asset as it is more likely than not that the net deferred tax asset is not realizable. As a result of these increases in the valuation allowance, we recorded no income tax provision or benefit for the period ended September 30, 2013 and 2012.

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

In February of 2013, the Company was notified by the Internal Revenue Service of its intention to examine the Company’s partnership return for the year ended December 31, 2010. In April of 2013, the Internal Revenue Service notified the Company that it decided not to proceed with the examination.

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

Recent Accounting Pronouncements

Note 2 of the Notes to Consolidated Financial Statements discusses accounting standards adopted during the nine months ended September 30, 2013. The adoption of these standards has not had an impact on the Company’s financial position or results of operations.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Our results of operations are discussed below in two parts: (i) our consolidated results of operations and (ii) our results of operations by segment.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Income
Interest income	$58	252	$220	$1,856
Interest and dividends on investment securities available for sale	—	72	14	332
Origination fee income	—	45	—	483
Realized gain on sale of structured settlements	2,102	2,187	8,772	7,796
(Loss) gain on life settlements, net	(461)	(140)	(1,708)	151
Change in fair value of life settlements (Notes 13 & 15)	15,262	(17,530)	81,948	(8,401)
Unrealized change in fair value of structured settlements	430	409	1,211	1,587
Servicing fee income	—	271	310	955
Gain on maturities of life settlements with subrogation rights, net	—	—	—	6,090
Other income	116	123	2,206	989

Total income	17,507	(14,311)	92,973	11,838

Expenses
Interest expense	1,158	141	12,020	1,219
Change in fair value of note payable (Notes 14 & 15)	66	—	(5,295)	—
Loss on extinguishment of debt	—	—	3,991	—
Provision for losses on loans receivable	—	—	—	441
(Gain) loss on loan payoffs and settlements, net	—	(139)	(65)	14
Amortization of deferred costs	—	254	7	1,751
Personnel costs	3,183	3,595	10,168	12,317
Marketing costs	461	1,034	1,889	4,481
Legal fees	3,522	9,328	12,265	22,918
Professional fees	1,655	1,559	4,375	5,272
Insurance	478	626	1,475	1,712
Other selling, general and administrative expenses	823	771	2,552	2,730

Total expenses	11,346	17,169	43,382	52,855

Income (loss) before income taxes	6,161	(31,480)	49,591	(41,017)
Benefit (provision) for income taxes	—	5	(40)	46

Net income (loss)	$6,161	$(31,475)	$49,551	$(40,971)

Income (loss) per share:
Basic	$0.29	$(1.48)	$2.34	$(1.93)

Diluted	$0.29	$(1.48)	$2.34	$(1.93)

Weighted average shares outstanding:
Basic	21,219,880	21,206,121	21,215,344	21,205,622

Diluted	21,223,027	21,206,121	21,215,392	21,205,622

Life Finance Segment Results (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Income	$14,804	$(17,158)	$82,579	$1,066
Expenses	5,522	3,542	21,066	13,898

Segment operating income	$9,282	$(20,700)	$61,513	$(12,832)

Structured Settlements Segment Results (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Income	$2,697	$2,769	$10,366	$9,980
Expenses	3,863	5,260	11,768	16,873

Segment operating loss	$(1,166)	$(2,491)	$(1,402)	$(6,893)

Reconciliation of Segment Results to Consolidated Results (in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Segment operating income	8,116	(23,191)	60,111	(19,725)
Unallocated income
Interest and dividends on investment securities available for sale	5	—	16	332
Other income	—	78	13	637

	5	78	29	969

Unallocated expenses
Interest expense	4	—	11	3
Personnel costs	237	53	883	621
Legal fees	847	7,685	7,262	18,625
Professional fees	554	629	1,627	2,565
Insurance	286	—	664	107
Other selling, general and administrative expenses	32	—	102	340

	1,960	8,367	10,549	22,261

Income (loss) before income taxes	6,161	(31,480)	49,591	(41,017)
Benefit (provision) for income taxes	—	5	(40)	46

Net income (loss)	$6,161	$(31,475)	$49,551	$(40,971)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income for the three months ended September 30, 2013 was $6.2 million as compared to a net loss of $31.5 million for the three months ended September 30, 2012, an improvement of $37.7 million. Total income was $17.5 million for the three months ended September 30, 2013, an improvement of $31.8 million over total income of ($14.3 million) during the same period in 2012. Total expenses were $11.3 million for the three months ended September 30, 2013 compared to total expenses of $17.2 million incurred during the same period in 2012, a decrease of $5.9 million, or 34%.

In our life finance segment, total income increased by $32.0 million to $14.8 million for the three months ended September 30, 2013. We recorded a change in fair value of life settlements of $15.3 million, which resulted in an increase of $32.8 million versus the second quarter of 2012. As a result of the voluntary termination of our premium finance business, we had decreases in interest income of $183,000 and origination income of $45,000 versus the second quarter of 2012.

Life finance segment expenses were $5.5 million during the three months ended September 30, 2013 compared to $3.5 million during the same period in 2012, an increase of $2.0 million, or 57%. These increases were driven primarily by a $1.2 million increase in legal fees, a $1.1 million increase in interest expense, and a $486,000 increase in professional fees which were offset by a decrease in personnel costs of $260,000, a decrease in amortization of deferred costs of $255,000, a decrease in unrealized change in fair value of note payable of $66,000 and a decrease in insurance costs of $217,000.

As of September 30, 2013, we had zero loans receivable compared to $5.4 million as of September 30, 2012, a decrease of $5.4 million, or 100%. Loans outstanding declined from 31 to zero. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $45,000 and $180,000, respectively, during the three months ended September 30, 2012, to zero and ($3,000), respectively, during the same period in 2013, a reduction of $45,000 and $183,000 or 100% and 102%, respectively.

Interest expense increased to $1.2 million during the three months ended September 30, 2013, compared to $140,000 during the same period in 2012, an increase of $1.1 million or 786%, as the note payable increased from $1.2 million as of September 30, 2012 to $120.1 million as of September 30, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility, resulting in a zero balance for the three months ended September 30, 2013. The estimated fair value of the $114.8 million note outstanding at September 30, 2013 relates to the Revolving Credit Facility entered into during the quarter ended June 30, 2013 that is collateralized by the life insurance policies owned by White Eagle.

Change in fair value of note payable was approximately $66,000 for the three months ended September 30, 2013 compared to zero for the three months ended September 30, 2012. This change is associated with the adoption of the fair value option in accounting for the note payable and the lengthening of life expectancy estimates for policies in the facility. The facility is valued using a discount rate of 23.66%. See Note 15 to the accompanying consolidated financial statements. The note did not exist in 2012.

Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC Provider, was zero during the three months ended September 30, 2013 as compared to $255,000 during the same period in 2012, a decrease of $255,000. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and coverage on all prior loans was terminated on April 30, 2013. As of September 30, 2013, there are no lender protection insurance related costs remaining to be amortized.

As of September 30, 2013, the Company owned 622 policies compared to 212 policies at September 30, 2012 with a fair market value of $292.4 million compared to $102.3 million at September 30, 2012, an increase of $190.1 million or 186%. During the three months ended September 30, 2013, the Company acquired 2 life insurance policies compared to 9 policies during the same period in 2012. The 2 policies acquired were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policies to the Company, compared to 9 policies acquired in the same manner for 2012. As of September 30, 2013, the aggregate death benefit of the Company’s investment in life settlements was $3.0 billion. Of the 622 policies, 458 policies were pledged to the Revolving Credit Facility and 164 policies were not pledged.

During the three months ended September 30, 2013, the Company sold 2 policies resulting in a loss of approximately $461,000 and received proceeds of $1.8 million and lapsed 4 policies resulting in no loss as they were carried with no value. The net effect of the sales and lapses was $461,000 and is included in the consolidated statement as loss on life settlement for the three months ended September 30, 2013. There was one lapse for the three months ended September 30, 2012 resulting in a loss of $140,000.

Of these 622 policies owned as of September 30, 2013, 579 were previously premium financed and are valued using discount rates that range from 15.72% — 28.72%. The remaining 43 policies are valued using discount rates that range from 13.72% — 20.72%.

Change in fair value of life settlements was approximately $15.3 million for the three months ended September 30, 2013 compared to a loss of $17.5 million for the three months ended September 30, 2012, an increase of $32.8 million or 187%. This increase was primarily driven by the acquisition of policies in the second quarter ended June 30, 2013. During the three months ended September 30, 2013 one life insurance policy with a face of $2.1 million matured.

In our structured settlements segment, total income was $2.7 million for the three months ended September 30, 2013 compared to $2.8 million in September 30, 2012, a decrease of $100,000 or 4%. This was due to a decrease in the number of transactions being sold. During the three months ended September 30, 2013, 127 structured settlements were sold that resulted in a gain of $2.1 million compared to 252 structured settlements that were sold that resulted in a gain of $2.2 million during the same period in 2012. Unrealized change in fair value of structured settlements receivable was $430,000 for the three months ended September 30, 2013 compared to $409,000 in for the three months ended September 30, 2012, an increase of $21,000 or 5%.

Selling, general and administrative expenses decreased by $1.4 million to $3.9 million. Significant expense reductions were made in marketing costs of $573,000 associated with a reduction in advertising and other promotional activities, reduction in personnel costs of $336,000, a reduction in professional fees of $315,000 and a reduction in insurance of $217,000.

The structured settlement segment continues to be characterized by high operating costs. Segment operating loss was $1.2 million for the three months ended September 30, 2013 an improvement of $1.3 million over the segment operating loss of $2.5 million recorded during the same period in 2012.

Non-direct segment expense was $2.0 million for the three months ended September 30, 2013 compared to $8.4 million for the three months ended September 30, 2012, a decrease of $6.4 million or 76%. This is primarily driven by a decrease in legal fees of $6.9 million or 90%, and professional fees of $75,000 or 12%. These reductions were offset by an increase in insurance costs of $286,000 that is associated with an adjustment to our cost allocation method between segments and personnel costs of $184,000. Legal expenses for the three months ended September 30, 2013 were $847,000 that is mainly associated with the indemnification obligations related to the USAO Investigation, compared to $7.1 million for the three months ended September 30, 2012. Amounts for 2012 include $5.1 million associated with the proposed class action settlement

The Company determined that the net deferred tax asset at September 30, 2013 and 2012 was not realizable and accordingly, established a 100 percent valuation allowance against the net deferred tax asset at September 30, 2013 and 2012.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Net income for the nine months ended September 30, 2013 was $49.6 million as compared to a net loss of $41.0 million for the nine months ended September 30, 2012, an improvement of $90.6 million. Total income was $93.0 million for the nine months ended September 30, 2013, an increase of $81.2 million over total income of $11.8 million during the same period in 2012. Total expenses were $43.4 million for the nine months ended September 30, 2013 compared to total expenses of $52.9 million incurred during the same period in 2012, a decrease of $9.5 million, or 18%.

In our life finance segment, operating profit increased by $74.3 million to $61.5 million for the nine months ended September 30, 2013. We recorded a change in fair value of life settlements of $81.9 million, which resulted in an increase of $90.3 million when compared to the nine months ended September 30, 2012. This increase was a result of a $65.8 million unrealized gain in investment in life settlements associated with the significant polices that were acquired during the period ended June 30, 2013. As a result of the voluntary termination of our premium finance business, we had decreases in interest income of $1.6 million and origination income of $483,000 versus the same nine months of 2012. Life finance segment expenses were $21.1 million during the nine months ended September 30, 2013 compared to $13.9 million during the same period in 2012, an increase of $7.2 million, or 52%. These increases were driven primarily by an increase in interest expense of $10.8 million, loss on extinguishment of Bridge Facility of $4.0 million, and legal fees of $1.1 million offset by a reduction in unrealized change in fair value of note payable of $5.3 million and a reduction in amortization of deferred costs of $1.8 million, and a $1.2 million reduction in personnel costs.

As of September 30, 2013, we had zero loans receivable compared to $5.4 million as of September 30, 2012. Loans outstanding declined from 31 to zero. As a result, origination income and interest income, which accrue over the life of the loan and are therefore a function of the amount of loans outstanding, declined from $483,000 and $1.6 million, respectively, during the nine months ended September 30, 2012, to zero and $26,000, respectively, during the same period in 2013 a reduction of $483,000 and $1.6 million or 100% and 100%, respectively.

Interest expense increased to $12.0 million during the nine months ended September 30, 2013, compared to $1.2 million during the same period in 2012, an increase of $10.8 million or 900%, as note payable increased from $1.2 million as of September 30, 2012 to $120.1 million as of September 30, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility, resulting in a zero balance for the nine months ended September 30, 2013. The estimated fair value of the $114.8 million note outstanding at September 30, 2013 relates to the Revolving Credit Facility entered into during the nine months ended September 30, 2013 that is collateralized by the life insurance policies owned by White Eagle. Of the interest expense of $12.0 million, approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility which was not capitalized as a result of electing the fair value option for valuing this debt and interest paid of $1.2 million. Interest expense also includes $40,000 and $510,000, representing loan closing cost and interest paid, respectively on the Bridge Facility issued during the quarter ended March 31, 2013.

Change in fair value of note payable was approximately $5.3 million for the nine months ended September 30, 2013 compared to zero for the nine months ended September 30, 2012. This change is associated with the adoption of the fair value option in accounting for the note payable and the lengthening of life expectancy estimates for the policies in the Revolving Credit Facility. The Revolving Credit Facility is valued using a discount rate of 23.66%. See Note 15 to the accompanying consolidated financial statements.

Loss on extinguishment of Bridge Facility was approximately $4.0 million for the nine months ended September 30, 2013, compared to zero during the same period in 2012, an increase of $4.0 million or 100%. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended June 30, 2013. The Bridge Facility had a face of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000; all amounts were expensed during the nine months ended September 30, 2013 as a result of repayment of the facility.

Amortization of deferred costs, which are comprised primarily of upfront premiums previously paid to the LPIC Provider, was $7,000 during the nine months ended September 30, 2013 as compared to $1.8 million during the same period in 2012, a decrease of $1.8 million. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and coverage on all prior loans terminated on April 30, 2013. As of September 30, 2013, there are no lender protection insurance related costs remaining to be amortized.

As of September 30, 2013, the Company owned 622 policies with a fair market value of $292.4 million compared to $102.3 million at September 30, 2012, an increase of $190.1 million or 186%. Of the 622 policies, 458 policies were pledged to the Revolving Credit Facility and 164 policies were not pledged. During the nine months ended September 30, 2013, the Company acquired 432 life insurance policies compared to 29 policies during the same period in 2012. Of the 432 policies acquired during 2013, 16 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 29 policies acquired in the same manner for 2012. Of the remaining 416 policies, 323 policies were acquired upon the effectiveness of the Termination Agreement with the LPIC Provider and were previously off balance sheet, contingent assets for financial reporting purposes in the prior period with the remaining 93 acquired through the Company’s acquisition of CTL, for a total purchase price of $55.5 million. As of September 30, 2013, the aggregate death benefit of the Company’s investment in life settlements is $3.0 billion.

During the nine months ended September 30, 2013, the Company surrendered 2 policies resulting in a loss of approximately $92,000 and received proceeds of $1.0 million; sold 2 policies resulting in a loss of approximately $461,000 with proceeds received of $1.8 million; and lapsed 17 policies resulting in a loss of $1.1 million. The net effect of the surrenders and lapses was $1.7 million and is included in the consolidated statement of operations as loss on life settlement for the nine months ended September 30, 2013. There was a sale of 6 policies and one lapse resulting in net gain of $151,000 for the nine months ended September 30, 2012.

Of these 622 policies owned as of September 30, 2013, 579 were previously premium financed and are valued using discount rates that range from 15.72% — 28.72%. The remaining 43 policies are valued using discount rates that range from 13.72% — 20.72%.

Change in fair value of life settlements was approximately $81.9 million for the nine months ended September 30, 2013 compared to a loss of $8.4 million for the nine months ended September 30, 2012, an increase of $90.3 million. This change was primarily driven by the acquisition of life insurance policies during the quarter ended June 30, 2013. During the nine months ended September 30, 2013, three life insurance policies owned by the Company with face amounts of $5.0 million $2.1 million and $1.0 million, respectively, matured. Change in fair value of life settlements of $4.9 million from these settlements was recorded in the consolidated statement of operations for the nine months ended September 30, 2013. Amounts totaling $6.0 million were received during the nine months ended September 30, 2013 with a $2.1 million receivable at September 30, 2013.

In our structured settlements segment, total income was $10.4 million for the nine months ended September 30, 2013 compared to $10.0 million in September 30, 2012, an increase of $400,000 or 4%. This was due to an increase in transaction size of the deals being sold. During the nine months ended September 30, 2013, 440 structured settlements were sold that resulted in a gain of $8.8 million compared to 980 structured settlements sold resulting in a gain of $7.8 million during the same period in 2012. Unrealized change in fair value of structured settlements receivable was $1.2 million for the nine months ended September 30, 2013 compared to $1.6 million in for the nine months ended September 30, 2012, a decrease of $400,000 or 25%.

Selling, general and administrative expenses decreased by $5.1 million to $11.8 million. Significant expense reductions were made in marketing costs of $2.6 million associated with a reduction in advertising and other promotional activities, reduction in personnel costs of $1.2 million, and a reduction in professional and legal fees of $548,000 and $325,000, respectively.

The structured settlement segment continues to be characterized by high operating costs. Segment operating loss was $1.4 million for the nine months ended September 30, 2013 an improvement of $5.5 million over the segment operating loss of $6.9 million recorded during the same period in 2012.

Non-direct segment expense was $10.5 million for the nine months ended September 30, 2013 compared to $22.3 million for the nine months ended September 30, 2012, a decrease of $11.8 million or 53%. This is primarily driven by a decrease in legal fees of $11.3 million or 61% and professional fees of $1.0 million or 38%. Legal expenses for 2013 were $7.3 million mainly associated with the USAO Investigation, compared to $18.6 million for the nine months ended September 30, 2012. Amounts for 2012 include $5.1 million associated with the proposed class action settlement.

The Company determined that the net deferred tax asset at September 30, 2013 and 2012 was not realizable and accordingly, established a 100 percent valuation allowance against its net deferred tax asset at September 30, 2013 and 2012. For the period ended September 30, 2012, we reduced the deferred tax valuation allowance from continued operations by $46,000 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. As the Company sold all of its remaining investment securities in the first quarter of 2013, this allocation between continued operations and other comprehensive income was reversed.

Life Finance Business

Our results of operations for our life finance segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Life finance
Income
Interest income	$(3)	$180	$26	$1,613
Origination income	—	45	—	483
Change in fair value of life settlements	15,262	(17,530)	81,948	(8,401)
(Loss) gain on life settlements, net	(461)	(140)	(1,708)	151
Servicing fee income	—	271	—	955
Gain on maturities of life settlements with subrogation rights, net	—	—	310	6,090
Other	6	16	2,003	175

	14,804	(17,158)	82,579	1,066

Direct segment expenses
Interest expense	1,155	140	12,010	1,215
Change in fair value of note payable	66	—	(5,295)	—
Loss on extinguishment of debt	—	—	3,991	—
Provision for losses on loan receivables	—	—	—	441
(Gain) loss on loans payoffs and settlements, net	—	(139)	(65)	14
Amortization of deferred costs	—	255	7	1,752
Personnel costs	839	1,099	3,518	4,663
Legal fees	2,296	1,116	3,655	2,622
Professional fees	801	315	1,769	1,180
Insurance	96	313	409	806
Other selling, general and administrative expenses	269	443	1,067	1,205

	5,522	3,542	21,066	13,898

Segment operating income (loss)	$9,282	$(20,700)	$61,513	$(12,832)

The following table highlights certain selected operating data in our life finance segment for the periods indicated (in thousands except number of loans percentage, age and life expectancy):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Period Acquisitions — Policies Owned
Number of policies acquired	2	9	432	29
Average age of insured at acquisition	72.7	76.1	77.7	75.1
Average life expectancy—Calculated LE (Years)	15.9	12.7	12.7	13.4
Average death benefit	$6,000	$4,817	$4,749	$5,206
Aggregate purchase price	$245	$2,255	$58,645	$5,034
End of Period — Policies Owned
Number of policies owned	622	212	622	212
Average Life Expectancy—Calculated LE (Years)	11.9	10.5	11.9	10.5
Aggregate Death Benefit	$2,999,040	$1,058,156	$2,999,040	$1,058,156
Aggregate fair value	$292,383	$102,328	$292,383	$102,328
Monthly premium — average per policy	$7.5	$10.9	$7.5	$10.9
End of Period Loan Portfolio
Loans receivable, net	—	$5,394	—	$5,394
Number of policies underlying loans receivable	—	31	—	31
Aggregate death benefit of policies underlying loans receivable	—	$135,725	—	$135,725
Number of loans with insurance protection	—	11	—	11
Loans receivable, net (insured loans only)	—	$1,821	—	$1,821
Average Per Loan:
Age of insured in loans receivable	—	75.8	—	75.8
Life expectancy of insured (years)	—	15.2	—	15.2
Monthly premium	—	$6	—	$6
Loan receivable, net	—	$186	—	$186
Interest rate	—	12.9%	—	12.9%

Life Finance Business

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Income

Interest Income. Interest income was a loss of $3,000 for the three months ended September 30, 2013 compared to $180,000 for the comparable period in 2012, a decrease of $183,000, or 102%. During the three months ended September 30, 2013 and September 30, 2012, the Company originated no loans. Interest income declined as the balance of loans receivable, net decreased from $5.4 million as of September 30, 2012 to zero as of September 30, 2013 due to significant loan maturities. The weighted average per annum interest rate for life finance loans outstanding as of September 30, 2012 was 13.0%. As a result of the voluntary termination of our premium finance business and the maturity of all outstanding loans, we have ceased earning interest income.

Origination Fee Income. Origination fee income was zero for the three months ended September 30, 2013, compared to $45,000 for the comparable period in 2012. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC Provider. As a result of the voluntary termination of our premium finance business, we did not originate any loans or origination fees during 2012 or 2013. We have ceased accruing origination fee income since our outstanding loans matured.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was approximately $15.3 million for the three months ended September 30, 2013 compared to a loss of $17.5 million for the three months ended September 30, 2012, an increase of $32.8 million or 187%. This change was primarily driven by the acquisition of policies during the quarter ended June 30, 2013. The discount rates used in the fair value calculation for the three months ended September 30, 2013 ranged from 13.72% to 28.72% with a range of 18.05% to 30.65% utilized for the three months ended September 30, 2012. See Note 15 to the accompanying consolidated financial statements.

Servicing Fee Income. Servicing income was zero for the three months ended September 30, 2013 compared to $271,000 for the comparable period in 2012. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. This decrease was because the Company stopped servicing assets for third parties as a result of the Termination Agreement on April 30, 2013. The Company currently earns service fee income through servicing of the assets held by White Eagle Asset Portfolio under the Revolving Credit Facility, however, these amounts are eliminated in consolidation.

Loss / Gain on of life settlements, net. Loss on life settlements, net was $461,000 for the three months ended September 30, 2013 compared to $140,000 for one policy lapse for the comparable period in 2012. During the three months ended September 30, 2013, the Company sold 2 policies resulting in a loss of approximately $461,000 and received proceeds of $1.8 million and lapsed 4 policies resulting in no loss as they were carried at no value compared to one policy lapsed in 2012. The net effect of the sale and lapses was a loss on life settlements of $461,000 and $140,000 for the three months ended September 30, 2013 and 2012, respectively.

Other Income. Other income was $6,000 for the three months ended September 30, 2013 compared to $16,000 for the comparable period in 2012, a decrease of $10,000.

Expenses

Interest expense. Interest expense increased to $1.2 million during the three months ended September 30, 2013, compared to $140,000 during the same period in 2012, an increase of $1.1 million or 786%, as note payable increased from $1.2 million as of September 30, 2012 to $120.1 million as of September 30, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility, resulting in a zero balance for the three months ended September 30, 2013. The estimated fair value of the $114.8 million note outstanding at September 30, 2013 relates to the Revolving Credit Facility entered into during the three months ended September 30, 2013 that is collateralized by the life insurance policies owned by White Eagle. Interest of $1.2 million was paid on the facility during the three months ended.

Unrealized change in fair value of note payable. Unrealized change in fair value of note payable was approximately $66,000 for the three months ended September 30, 2013 compared to zero for the same period in 2012. This change is associated with the adoption of the fair value option in accounting for the note payable and the lengthening of life expectancy estimates for the policies in the facility. The facility is valued using a discount rate of 23.66%. See Note 15 to the accompanying consolidated financial statements.

Gains / Losses on Loan Payoffs and Settlements, Net. Gain on loan payoffs and settlements, net, was zero for the three months ended September 30, 2013 compared to a gain of $139,000 for the comparable period in 2012.

Amortization of Deferred Costs. Amortization of deferred costs was zero during the three months ended September 30, 2013 as compared to $255,000 for the comparable period in 2012. Lender protection insurance related costs accounted for zero and $232,000 of total amortization of deferred costs during the three months ended September 30, 2013 and 2012, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and zero loans with lender protection insurance remained outstanding as of September 30, 2013. No lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses. SG&A expenses were $4.3 million for the three months ended September 30, 2013 compared to $3.3 million for the comparable period in 2012, an increase of $1.0 million or 30%. This was due primarily to an increase in legal fees of $1.2 million and professional services of $486,000. These were offset by a $260,000 million decrease in personnel costs and $217,000 in insurance.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Income

Interest Income. Interest income was $26,000 for the nine months ended September 30, 2013 compared to $1.6 million for the comparable period in 2012, a decrease of $1.6 million or 100%. During the nine months ended September 30, 2013 and September 30, 2012, the Company originated no loans. Interest income declined as the balance of loans receivable, net decreased from $5.4 million as of September 30, 2012 to zero as of September 30, 2013 due to significant loan maturities. The weighted average per annum interest rate for life finance loans outstanding as of September 30, 2012 was 13.0%. As a result of the voluntary termination of our premium finance business and maturity of all outstanding loans, we have ceased earning interest income.

Origination Fee Income. Origination fee income was zero for the nine months ended September 30, 2013, compared to $483,000 for the comparable period in 2012. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC provider. As a result of the voluntary termination of our premium finance business, we did not originate any loans or origination fees during 2012 or 2013. We have ceased accruing origination fee income.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was approximately $81.9 million for the nine months ended September 30, 2013 compared to a loss of $8.4 million for the nine months ended September 30, 2012, an improvement of $90.3 million. This change was primarily driven by the acquisition of life insurance policies during the quarter ended June 30, 2013. During the nine months ended September 30, 2013, three life insurance policies owned by the Company with face amounts of $5.0 million $2.1 million and $1.0 million, respectively, matured. Change in fair value of life settlements of $4.9 million from these settlements was recorded in the consolidated statement of operations for the nine months ended September 30, 2013. Amounts totaling $6.0 million were received during the nine months ended September 30, 2013 with $2.1 million receivable at September 30, 2013.

The discount rates used in the fair value calculation for the nine months ended September 30, 2013 ranged from 13.72% to 28.72% with a range of 18.05% to 30.65% utilized for the nine months ended September 30, 2012. See Note 15 to the accompanying consolidated financial statements.

Gain / Loss on life settlements, net. Loss on sale of life settlements, net was $1.7 million for the nine months ended September 30, 2013 compared to income of $151,000 for the comparable period in 2012. During the nine months ended September 30, 2013, the Company surrendered 2 policies resulting in a loss of approximately $92,000 and received proceeds of $1.0 million, sold 2 policies resulting in a loss of approximately $461,000 and received proceeds of $1.8 million, and lapsed 17 policies resulting in a loss of $1.1 million. The net effect of the surrenders, sales, and lapses was $1.7 million and is included in the consolidated statement as loss on life settlement for the nine months ended September 30, 2013. There were no surrendered policies for the nine months ended September 30, 2012. The amount of $151,000 for the nine months ended September 30, 2012 is associated with the sale of 6 policies during that period resulting in a gain of approximately $291,000 and a loss of $140,000 for a policy lapse.

Servicing Fee Income. Servicing income was $310,000 for the nine months ended September 30, 2013 compared to $955,000 for the comparable period in 2012, a decrease of $645,000 or 68%. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. This decrease was primarily due to a reduction in the number of policies serviced and at April 30, 2013 the Company stopped servicing assets for third parties as a result of the Termination Agreement. The Company currently earns service fee income through servicing of the assets held by White Eagle Asset Portfolio under the Revolving Credit Facility, however, these amounts are eliminated in consolidation.

Other Income. Other income was $2.0 million for the nine months ended September 30, 2013 compared to $175,000 for the comparable period in 2012, an increase of $1.8 million. The amount for 2013 is attributable to write off of other liabilities which was payable to a third party.

Gain on maturities of life settlements with subrogation rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.5 million during the third quarter of 2011. In the nine months ended September 30, 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and reported a gain in accordance with ASC 450, Contingencies in its consolidated statement of operations for the nine months ended September 30, 2012 as all contingencies were resolved. There were no such gains for the nine months ended September 30, 2013. As a result of the Termination Agreement, the Company no longer holds life settlements with subrogation rights.

Expenses

Interest expense. Interest expense increased to $12.0 million during the nine months ended September 30, 2013, compared to $1.2 million during the same period in 2012, an increase of $10.8 million or 900%, as note payable increased from $1.2 million as of September 30, 2012 to $120.1 million as of September 30, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility, resulting in a zero balance for the nine months ended September 30, 2013. The estimated fair value of the $114.8 million note outstanding at September 30, 2013 relates to the Revolving Credit Facility entered into during the nine months ended September 30, 2013 that is collateralized by the life insurance policies owned by White Eagle. Of the interest expense of $12.0 million, approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility which was not capitalized as a result of electing the fair value option for valuing this debt and interest paid of $1.2 million. Interest expense also includes $40,000 and $510,000, representing loan closing cost and interest paid, respectively on the Bridge Facility entered into during the quarter ended March 31, 2013.

Unrealized change in fair value of note payable. Unrealized change in fair value of note payable was approximately $5.3 million for the nine months ended September 30, 2013 compared to zero for the nine months ended September 30, 2012. This change is associated with the adoption of the fair value option in accounting for the note payable and the lengthening of life expectancy estimates for the policies in the Revolving Credit Facility. The Revolving Credit Facility is valued using a discount rate of 23.66%. See Note 15 to the accompanying consolidated financial statements.

Loss on extinguishment of bridge facility. Loss on extinguishment of Bridge Facility was approximately $4.0 million for the nine months ended September 30, 2013, compared to zero during the same period in 2012. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended September 30, 2013. The Bridge Facility had a face of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000; all amounts were expensed during the nine months ended September 30, 2013 as a result of repayment of the facility.

Gains / Loss on Loan Payoffs and Settlements, Net. Gain on loan payoffs and settlements, net, was $65,000 for the nine months ended September 30, 2013 compared to a loss $14,000 for the comparable period in 2012, an increase of $79,000 or 564%.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was zero for the nine months ended September 30, 2013 compared to $441,000 for the same period in 2012. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy. The provision for losses on loans receivable was $441,000 because three loans were delayed in being paid off for the nine months ended September 30, 2012. See Notes 9 and 15 to the accompanying consolidated financial statements.

Amortization of Deferred Costs. Amortization of deferred costs was $7,000 during the nine months ended September 30, 2013 as compared to $1.8 million for the comparable period in 2012, a decrease of $1.8 million, or 100%. Lender protection insurance related costs accounted for zero and $1.5 million of total amortization of deferred costs during the nine months ended September 30, 2013 and 2012, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and zero loans with lender protection insurance remained outstanding as of September 30, 2013. No lender protection insurance related costs remain to be amortized.

Selling, General and Administrative Expenses. SG&A expenses were $10.5 million for the nine months ended September 30, 2013 compared to $10.5 million for the comparable period in 2012, a zero net change. The changes were a decrease in personnel costs of $1.2 million, and insurance of $397,000. These were offset by an increase in legal fees of $1.1 million and a $589,000 increase in professional fees.

Structured Settlements

Our results of operations for our structured settlement business segment for the periods indicated are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Structured settlements
Income
Realized gain on sale of structured settlements	$2,102	$2,187	$8,772	$7,796
Interest income	60	72	192	243
Unrealized change in fair value of structured settlements	430	409	1,211	1,587
Other income	105	101	191	354

	2,697	2,769	10,366	9,980

Direct segment expenses
Personnel costs	2,107	2,443	5,767	7,033
Marketing costs	461	1,034	1,889	4,481
Legal fees	379	527	1,346	1,671
Professional fees	300	615	979	1,527
Insurance	96	313	402	799
Other selling, general and administrative expenses	520	328	1,385	1,362

	3,863	5,260	11,768	16,873

Segment operating loss	$(1,166)	$(2,491)	$(1,402)	$(6,893)

The following table highlights certain selected operating data in our structured settlements segment for the periods indicated (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Period Originations:
Number of transactions	132	253	447	756
Number of transactions from repeat customers	67	94	232	263
Average purchase discount rate	15.9%	18.9%	17.2%	18.8%
Face value of undiscounted future payments purchased	$17,905	$34,186	$78,475	$99,565
Amount paid for settlements purchased	$4,146	$5,604	$15,822	$17,519
Marketing costs	$461	$1,034	$1,889	$4,481
Selling, general and administrative (excluding marketing costs)	$3,402	$4,226	$9,879	$12,392
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$136	$135	$176	$132
Amount paid for settlement purchased	$31	$22	$35	$23
Time from funding to maturity (months)	147	122	148	129
Marketing cost per transaction	$3	$4	$4	$6
Segment selling, general and administrative (excluding marketing costs) per transaction	$26	$17	$22	$16
Period Sales:
Number of transactions sold	127	252	440	692
Realized gain on sale of structured settlements	$2,102	$2,187	$8,772	$7,796
Average sale discount rate	9.2%	10.7%	9.5%	10.7%
End of Period Portfolio:
Number of transactions on balance sheet	96	130	96	130

Structured Settlements

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Income

Interest Income. Interest income was $60,000 for three months ended September 30, 2013 compared to $72,000 for the same period in 2012, a decrease of $12,000 or 17% primarily as a result of the timing of payments for assets held during the three months ended September 30, 2013. Interest income is accretion during the period on the structured settlement assets held on our balance sheet.

Realized Gain on Sale of Structured Settlements. During the three months ended September 30, 2013, 127 structured settlements were sold which resulted in a gain of $2.1 million compared to 252 structured settlements sold with a gain of $2.2 million during the same period in 2012. Of the 127 and 252 structured settlements sold, 105 and 198 were originated and sold during the third quarter of 2013 and 2012, respectively.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $430,000 for the three months ended September 30, 2013 compared to $409,000 for the same period in 2012. At September 30, 2013 we had 96 structured receivables on our balance sheet compared with 130 structured settlement receivables on our balance sheet as of September 30, 2012. The decrease was due to the Company’s ability to sell structured receivables to third parties on an individual basis instead of bi-weekly batching.

Expenses

Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $1.4 million to $3.9 million for the three months ended September 30, 2013. Significant expense reductions were made in marketing costs of $573,000 associated with a reduction in advertising and other promotional activities, personnel costs of $336,000, professional fees of $315,000 and insurance of $217,000.

Segment operating loss was $1.2 million during the three months ended September 30, 2013; an improvement of $1.3 million over the segment operating loss of $2.5 million recorded during same period in 2012.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Income

Interest Income. Interest income was $192,000 for nine months ended September 30, 2013 compared to $243,000 for the nine months ended September 30, 2012, a decrease of $51,000 or 21% primarily as a result of the timing of payments for assets held during the same period in 2013. Interest income is accretion during the period on the structured settlement assets held on our balance sheet.

Realized Gain on Sale of Structured Settlements. During the nine months ended September 30, 2013, 440 structured settlements were sold which resulted in a gain of $8.8 million compared to 980 structured settlements sold with a gain of $7.8 million during the same period in 2012. Of the 440 and 980 structured settlements sold, 420 and 692 were originated and sold during the nine months ended September 30, 2013 and 2012, respectively.

Unrealized Change in Fair Value of Structured Settlement Receivables. Unrealized change in fair value of investments and structured receivables was $1.2 million for the nine months ended September 30, 2013 compared to $1.6 million for the same period in 2012. At September 30, 2013 we had 96 structured receivables on our balance sheet compared with 130 structured settlement receivables on our balance sheet as of September 30, 2012. The decrease was due to the Company’s ability to sell structured receivables to third parties on an individual basis instead of bi-weekly batching.

Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $5.1 million to $11.8 million for the nine months ended September 30, 2013. Significant expense reductions were made in marketing costs of $2.6 million associated with a reduction in advertising and other promotional activities, personnel costs of $1.2 million, professional fees of $548,000, insurance of $397,000 and legal fees of $325,000.

Segment operating loss was $1.4 million during the nine months ended September 30, 2013; an improvement of $5.5 million over the segment operating loss of $6.9 million recorded during same period in 2012.

Liquidity and Capital Resources

The Company has expended considerable resources responding to and resolving the USAO Investigation with regard to the Company, as well as responding to the SEC investigation and related litigation, advancing indemnification costs on behalf of current and former employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of September 30, 2013, the Company’s cumulative legal and related fees in respect of these matters were $33.7 million, including $4.6 million incurred during the nine months ended September 30, 2013. We believe we will continue to spend significant amounts on legal matters related to the SEC investigation, the USAO Investigation, shareholder litigation and other litigation and judicial proceedings, as well as for potential claims over the next year, and possibly beyond. In addition, under the class action and derivative litigation settlements, the Company will undertake to advance legal fees and indemnify certain individuals covered under the director and officer liability insurance policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have an adverse effect on the Company’s financial position and results of operations.

We expect to meet our liquidity needs for the next year primarily through our cash resources. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been significantly mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders under determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company by White Eagle. The Company must proactively manage its cash in order to effectively run its businesses, maintain the policies that have not been pledged under the Revolving Credit Facility and opportunistically grow its assets. As part of its cash management, the Company may in the future pledge certain or all of the 164 policies that have not been pledged under the Revolving Credit Facility, the majority of which had historically been maintained by the LPIC Provider. It may also determine to sell all or a portion of these policies and, under certain circumstances, lapse certain of these policies as its portfolio management strategy and liquidity needs dictate. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies. The lapsing of policies, if any, would create losses as such assets would be written down to zero.

As of September 30, 2013, we had approximately $13.4 million of cash and cash equivalents, net of restricted cash of $13.5 million. Restricted cash includes $12.5 million received from the Company’s D&O Carrier and $1.0 million which was contributed by the Company. The $13.5 million of restricted cash has been deposited into escrow accounts in contemplation of the final settlement of the class action and derivative litigation and related matters.

At November 1, 2013, the Company had $21.9 million of cash and cash equivalents, net of restricted cash of $13.5 million.

We are seeking to raise additional capital and on August 30, 2013, we filed a Form S-1 for a potential rights offering of up to $60.0 million in notes. There is no assurance, however, that the contemplated rights offering will be consummated on favorable terms or at all.

Financing Arrangements Summary

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

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. White Eagle owns a portfolio of 458 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $242.3 million at September 30, 2013, which has been pledged as collateral under the Revolving Credit Facility. In addition, the Company’s equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. As of September 30, 2013, the borrowing base was approximately $121.1 million and borrowings under the facility were $120.1 million.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at September 30, 2013 is 5.5%.

The Company’s policy is to record interest expense for the cash portion of interest paid during the period. Accrued interest is reflected as a component of the fair market value of the note payable.

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

At September 30, 2013 the fair value of the debt is $114.8 million. See Note 15 — Fair Value Measurements. The outstanding principal is approximately $120.1 million as of September 30, 2013.

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

As of September 30, 2013, the Company had available commitments under this facility of $3.9 million. We also have other parties to whom we have sold term-certain structured settlement assets and to whom we believe we can sell such assets in the future.

The Life-contingent Structured Settlement Facility. On May 21, 2013, WSF amended and restated its forward purchase and sale agreement (“PSA”) to sell of life-contingent structured settlement receivables to Compass Settlements, LLC (“Compass”). Subject to predetermined eligibility criteria and on-going funding conditions, Compass committed, in increments of $10.0 million, up to $45.0 million to purchase life-contingent structured settlement receivables from WSF. The PSA obligates WSF to sell the eligible life-contingent structured settlement receivables it originates to Compass on an exclusive basis for twelve months from the date of the amended and restated PSA, subject to Compass maintaining certain purchase commitment levels. Additionally, the Company agreed to guarantee WSF’s obligation to repurchase any ineligible receivables sold under the PSA and certain other related obligations. As of September 30, 2013, the Company had available commitments under this facility of $7.2 million.

With the sale of structured settlements business on October 25, 2013, the Company does not expect to significantly utilize these arrangements beyond 2013.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	For the NIne Months Ended
	September 30,
	2013	2012
Statement of Cash Flows Data:
Total cash provided by (used in) :
Operating activities	$(14,645)	$(23,768)
Investing activities	(36,334)	42,479
Financing activities	57,415	(18,511)

Increase in cash and cash equivalents	$6,436	$200

Operating Activities

During the nine months ended September 30, 2013, operating activities used cash of $14.6 million. Our net income of $49.6 million was adjusted for depreciation and amortization of $142,000, amortization of discounts and premiums of $21,000, loan origination cost of $10.3 million, loan financing cost of $995,000, loss on extinguishment of Bridge Facility of $4.0 million, stock-based compensation expense of $1.2 million, change in fair value of life settlements of $81.9 million, loss on life settlements of $1.7 million, change in unrealized fair value of structured settlements of $1.2 million, interest income of $220,000, change in fair value of credit facility of $5.3 million, gain on sale of investment securities available for sale of $22,000, and a net positive change in the components of operating assets and liabilities of $6.2 million. This positive change in operating assets and liabilities resulted in part from a $1.7 million decrease in structured settlements receivables, $1.3 million decrease in deposits, $12.5 million decrease in prepaid expenses and other assets, $13.5 million increase in restricted cash, $148,000 increase in investment in affiliates, $2.5 million increase in accounts payable, $1.8 million increase in other liabilities, $95,000 decrease in interest receivable and $40,000 decrease in deferred income tax.

During the nine months ended September 30, 2012, operating activities used cash of $23.8 million. Our net loss of $41 million was adjusted for depreciation and amortization of $325,000, amortization of discounts and premiums of $845,000, stock-based compensation expense of $205,000, change in fair value of life settlements of $8.4 million, gain on life settlements of $151,000, change in unrealized fair value of structured settlements of $1.6 million, provision for losses on loan receivable of $441,000, origination fee income of $483,000, amortization of deferred costs of $1.8 million, interest income of $1.9 million, gain on sale of investment securities available for sale of $80,000, and a net positive change in the components of operating assets and liabilities of $9.4 million. This positive change in operating assets and liabilities resulted in part from a $11.5 million decrease in structured settlements receivables, $1.3 million increase in deposits, $11.3 million increase in prepaid expenses and other assets, $1.0 million increase in investment in affiliates, $20.7 million increase in other liabilities, $5.1 million decrease in accounts payable, $895,000 decrease in certificate of deposits, $5.1 million decrease in interest payable, $221,000 decrease in interest receivable and $46,000 increase in deferred income tax.

Investing Activities

During the nine months ended September 30, 2013, cash flows used in investing activities was $36.3 million and includes $12.1 million in proceeds received from sale of investment securities available for sale, $6.0 million from maturity of life settlements, $1.8 million from sale of investments in life settlements, $1.0 million from surrender of investment in life settlements and $691,000 from loan payoffs. These were offset by $51.0 million for premiums paid on investments in life settlements and $7.0 million for purchase of investment in life settlement.

During the nine months ended September 30, 2012, cash flows provided by investing activities was $42.5 million and includes $67.9 million in proceeds received from sale of investment securities available for sale, $5.6 million from sale of investments in life settlements, and $24.7 million from loan payoffs. These were offset by $20.1 million for premiums paid on investments in life settlements, $35.5 million for purchase of investment securities available for sale and $130,000 million for purchase of investment in life settlement.

Financing Activities

During the nine months ended September 30, 2013, cash provided by financing activities was $57.4 million and includes $41.4 million in proceeds from the Bridge Facility, $1.2 million in restricted cash for indemnification deposits received and $66.6 million from the Revolving Credit Facility. These were offset by repayment of the Bridge Facility of $45.0 million and loan origination cost of $6.7 million.

During the nine months ended September 30, 2012, cash used in financing activities was $18.5 million and includes $18.1 million for the repayment of borrowings under credit facilities and $457,000 in restricted cash for indemnification deposits.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$616,143	$567,493	$48,650	—	—
Note payable	114,784	—	—	—	114,784

	$730,927	$567,493	$48,650	$—	$114,784

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

Off-Balance Sheet Arrangements

At September 30, 2013, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk.

Credit Risk

In our life finance business segment, credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Historically, we managed our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that had a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At September 30, 2013, we have no outstanding loans.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of September 30, 2013:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Occidental Life Insurance Company	28.4%	20.0%	A1	AA-
Lincoln National Life Insurance Company	15.7%	17.1%	A1	AA-

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

Interest Rate Risk

At September 30, 2013, fluctuations in interest rates did not impact interest expense in the life finance segment. As discussed above in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the 1.5% floor provided in the Revolving Credit Facility, however, would likely affect the calculation of the fair value of the note payable under the Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future.

We earn income on the unrealized changes in fair value of life insurance policies we acquire in the life settlement and secondary markets. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of September 30, 2013, we owned investments in life settlements in the amount of $292.4 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

The SEC Investigation

The Company is subject to an investigation by the SEC having first received a subpoena issued by the staff of the SEC on February 17, 2012, seeking documents from 2007 through the date of the subpoena that are generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company is cooperating with the SEC regarding this matter. The Company is unable to predict the outcome of the SEC Investigation or estimate the amount of any possible sanction, which could include a fine, penalty, or court order prohibiting specific conduct, any of which could be material. No provision for losses has been recorded for this exposure.

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

In addition, the underwriters of the Company’s initial public offering asserted that the Company is required by its Underwriting Agreement to indemnify the underwriters’ expenses and potential liabilities in connection with the litigation.

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

The Settlement

On December 18, 2012, attorneys for the Company signed a Term Sheet for Global Settlement Regarding Imperial Holdings, Inc. Matters (the “Term Sheet”). Also signing the Term Sheet were attorneys representing the plaintiffs in the previously disclosed class action lawsuits and derivative actions instituted against the Company as well attorneys for Imperial’s director and officer liability insurance carriers (“D&O Carriers”), certain individual defendants named in the class actions and the underwriters in Imperial’s initial public offering. The Term Sheet provided the terms upon which each of the parties would be willing to settle the class action litigation and derivative actions as well as the declaratory relief action filed by Catlin, Imperial’s primary D&O Carrier.

On July 29, 2013, the parties to the Term Sheet executed definitive settlement agreements in respect of the class action litigation, derivative action and insurance coverage declaratory relief complaint. The class action litigation and derivative action settlements are subject to court approval and all of the settlements are contingent on effectiveness of the other settlements. On August 6, 2013, the United States District Court for the Southern District of Florida entered an order preliminarily approving the class action settlements and setting a settlement hearing for December 16, 2013. On August 13, 2013, the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida entered an order preliminarily approving the derivative action settlement and setting a final fairness hearing for December 17, 2013. Final court approval of the class action and derivative action settlements could be delayed by appeals or other proceedings.

The terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by the Company’s primary and excess D&O Carriers and the issuance of two million warrants for shares of the Company’s stock. In addition, the underwriters in the Company’s initial public offering are to waive their rights to indemnity and contribution by the Company.

The derivative action settlement requires implementation of certain compliance reforms and contemplates payment by the Company’s primary D&O carrier of $1.5 million for legal fees in respect of the derivative actions and the contribution of 125,628 shares of the Company’s stock. During the quarter ended September 30, 2013, $1.5 million was received from the Company’s D&O Carrier and is included in restricted cash.

In addition, the settlements contemplate that the Company will contribute $500,000 to a trust to cover certain claims under its director and officer liability insurance policies. This amount was paid to the trust during the quarter ended September 30, 2013.

The settlements also require the Company to advance legal fees to and indemnify certain individuals covered under the policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

Sun Life Litigation

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. (“Sun Life Case”). The complaint seeks to contest the validity of at least twenty-nine (29) policies issued by Sun Life. The complaint also asserts the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations Act, (2) common law fraud, (3) civil conspiracy, (4) tortious interference with contractual obligations, and (5) an equitable accounting. In response to a motion to dismiss filed by the Company, Sun Life filed an amended complaint on June 13, 2013. The Company believes that the amended complaint is without merit and filed another motion to dismiss on July 8, 2013. Sun Life responded to the second motion to dismiss on August 2, 2013 and the Company filed its reply on August 19, 2013. The Company intends to defend itself vigorously. No reserve has been established for this litigation.

On July 29, 2013, the Company filed a complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC (“IPF”) v. Sun Life Assurance Company of Canada (“IPF Case”). The complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30 million in addition to an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint. IPF filed its response on September 9, 2013, and Sun Life filed its reply on September 19, 2013. On October 22, 2013, the court issued an order consolidating the Sun Life Case and IPF Case for all purposes including trial.

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”) , the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000. On June 4, 2013, IPF filed a Notice of Appeal of the order to the Eleventh Circuit Court of Appeals. IPF filed its opening Appellate Brief on October 2, 2013.

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

Updates to our risk factors are discussed below. Other than the risk factors set forth below, our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2012 and Quarterly Report on Form 10-Q for the period ended June 30, 2013.

The Company may not have access to cash flows from proceeds of policies pledged as collateral under the Revolving Credit Facility.

There are currently 458 life insurance policies pledged by White Eagle as collateral under the Revolving Credit Facility with an aggregate death benefit of approximately $2.3 billion. Proceeds from these policies will be distributed pursuant to a waterfall. After payments to customary service providers, 100% of available proceeds will be directed to pay outstanding interest and principal on the loan unless the lenders under the Revolving Credit Facility determine otherwise. Accordingly, there can be no assurance as to when proceeds from these policies will be distributed to the Company by White Eagle. Any prolonged delay in access to cash flows from these proceeds may adversely affect the Company’s ability to fund its operations and to pay the premiums required to maintain policies that are not pledged as collateral under the Revolving Credit Facility.

The Company will not control decisions regarding collateral pledged under the Revolving Credit Facility.

The lenders will control substantially all matters related to collateral securing the Revolving Credit Facility, including the 458 life insurance policies pledged by White Eagle and the membership interests in White Eagle. Upon an event of default, absent a waiver, in addition to principal and interest, the lenders’ rights to proceeds from collections under the Revolving Credit Facility will become due. If these obligations cannot be satisfied, the lenders, or their agent, may dispose of, release, or foreclose on (including by means of strict foreclosure on all or any of the policies or on the Company’s interests in White Eagle, which might be exercised in a manner intended to impair our rights to excess proceeds of any liquidation of foreclosed assets), or take other actions with respect to, the collateral with which the Company or its shareholders may disagree or that may be contrary to the interests of its shareholders. The Revolving Credit Facility contains covenants that may significantly limit our ability to refinance. In addition, the lenders under the Revolving Credit Facility have a substantial interest in and priority rights to distributions of certain proceeds of the assets. Such covenants and such interest in and rights to distributions may significantly reduce our ability to attract replacement financing were we to seek to refinance the credit facility as a means of limiting adverse actions by the lenders in the exercise of their remedies in relation to any event of default.

The Company may not be able to raise additional capital in a timely manner on favorable terms or at all.

The Company estimates that it will need to pay $2.2 million and an additional $8.8 million in premiums to keep the 164 life insurance policies that have not been pledged as collateral under the Revolving Credit Facility in force through December 31, 2013 and December 31, 2014, respectively. As of September 30, 2013 and November 1, 2013, the Company had approximately $13.4 million and $21.9 million of cash and cash equivalents, net of restricted cash of $13.5 million. The Company may need to seek additional capital to pay premiums on these policies and on August 30, 2013 filed a registration for a potential rights offering for up to $60 million in notes. There can be no assurance that the Company will be able to consummate the rights offering, as contemplated or at all or other financings on favorable terms or at all. If the Company cannot obtain necessary financing, it may need to sell certain of these policies (or may determine to sell policies if its portfolio management needs otherwise dictate), but there can be no assurance that the Company can consummate any sales or that, if consummated, sales of policies will be at or above their carrying values. The Company may also determine to lapse certain of these policies that have a low return profile or as its portfolio management needs dictate. The lapsing of policies, if any, would create losses as the assets would be written down to zero.

The Company may be unable to deduct interest payments on debt that is attributed to policies that it owns, which would reduce any future income and cash flows.

Generally, under the Internal Revenue Code of 1986, as amended, interest paid or accrued on debt obligations is deductible in computing a taxpayer’s federal income tax liability. However, when the proceeds of indebtedness are used to pay premiums on life insurance policies that are owned by the entity incurring the debt or otherwise used to support the purchase or ownership of life insurance policies, the interest in respect of such proceeds is not deductible. Accordingly, so long as we use a portion of debt financing to pay the premiums on policies owned by us or to support the continued ownership of life insurance policies by us, the interest paid or accrued on that portion of the debt will not be deductible by us for federal income tax purposes. Although we have net operating losses that we may be able to use to reduce a portion of our future taxable income, the inability to deduct interest accrued on debt could have a material adverse effect on our future earnings and cash flows available for the payment of interest. We are exploring alternatives that would permit us to own our policies in a more tax-advantaged manner.

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

Date November 5, 2013

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