Form 10-K/A
period 2012-12-31
Imperial Holdings, Inc.
filed 2013-11-14
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to the 2013 annual meeting of shareholders are incorporated by reference into Part III of the Company’s Annual Report on Form 10-K, as amended by this Amendment No. 1 on Form 10-K/A.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Imperial Holdings, Inc. (the “Company”) for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013 (the “Original Filing”), is filed solely for the purpose of filing Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2. Other than the foregoing and corresponding updates to the Exhibit Index, no changes have been made from the Original Filing.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, to the Original Filing, have been revised, re-executed and re-filed as of the date of this Amendment No. 1.

This Amendment No. 1 on Form 10-K does not reflect events occurring after the filing of the Original Filing, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

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

Date: November 14, 2013

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

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of Registrant.	S-1/A	3.1	10/1/10

3.2	Bylaws of Registrant.	8-K/A	3.2	8/16/12

4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10

4.2	Indenture, dated as of March 27, 2013, by and among Greenwood Asset Portfolio, LLC, the guarantors named therein and Wilmington Trust Company as indenture trustee.	10-K	4.2	3/28/13

10.1†	Employment Agreement between the Registrant and Antony Mitchell dated November 8, 2010.	S-1/A	10.1	11/10/10

10.2†	Employment Agreement between the Registrant and Richard O’Connell dated November 4, 2010.	S-1/A	10.3	11/10/10

10.3†	Severance Agreement, dated February 15, 2012, between Imperial Holdings, Inc. and Richard O’Connell, Jr.	8-K	10.1	2/15/12

10.4†	Letter Agreement, dated February 15, 2012, between Imperial Holdings, Inc. and Richard O’Connell, Jr.	8-K	10.2	2/15/12

10.5†	Severance Agreement, dated January 31, 2012, between Imperial Holdings, Inc. and Michael Altschuler.	10-K	10.7	10/5/12

10.6†	First Amendment to Severance Agreement, effective February 13, 2012, between Imperial Holdings, Inc. and Michael Altschuler.	10-K	10.8	10/5/12

E-1

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.7†	Letter Agreement, dated January 31, 2012, between Imperial Holdings, Inc. and Michael Altschuler.	10-K	10.9	10/5/12

10.8†	Severance Agreement, dated February 9, 2012, between Imperial Holdings, Inc. and Miriam Martinez.	10-K	10.10	10/5/12

10.9†	First Amendment to Severance Agreement, effective February 13, 2012, between Imperial Holdings, Inc. and Miriam Martinez.	10-K	10.11	10/5/12

10.10†	Letter Agreement, dated February 9, 2012, between Imperial Holdings, Inc. and Miriam Martinez.	10-K	10.12	10/5/12

10.11	Separation Agreement and General Release of Claims between Imperial Holdings, Inc. and Jonathan Neuman, dated April 26, 2012.	8-K	10.2	4/30/12

10.12†	Imperial Holdings 2010 Omnibus Incentive Plan.	S-1/A	10.6	10/1/10

10.13†	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	S-1/A	10.7	10/1/10

10.14	Omnibus Claims Settlement Agreement dated as of September 8, 2010 by and between Imperial PFC Financing, LLC and Lexington Insurance Company.	S-1/A	10.8	11/19/10

10.15	Pledge and Security Agreement dated September 8, 2010 by Imperial Premium Finance, LLC.	S-1/A	10.9	11/19/10

10.16	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10

10.17	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10

††10.18	Purchase and Sale Agreement, dated as of December 30, 2011, by and among Compass Settlements LLC and Washington Square Financial, LLC.	10-K	10.36	10/5/12

10.19	Non-Prosecution Agreement between Imperial Holdings, Inc. and the United States Attorney’s Office for the District of New Hampshire, dated April 30, 2012.	8-K	10.1	4/30/12

10.20	Form of Note Purchase Agreement, to be dated as of March 27, 2013, by and among Greenwood Asset Portfolio, LLC, the guarantors named therein and the purchasers thereto.	10-K	10.20	3/28/13

21.1	Subsidiaries of the Registrant.	10-K	21.1	3/28/13

E-2

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Grant Thornton LLP.				*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101	Interactive Data Files	10-K	101	3/28/13

101.INS	XBRL Instance Document	10-K	101.INS	3/28/13

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	101.SCH	3/28/13

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101.CAL	3/28/13

101.DEF	XBRL Taxonomy Definition Linkbase Document	10-K	101.DEF	3/28/13

101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2	10-K	101.LAB	3/28/13

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	3/28/13

††	Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 not filed for such purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.
†	Management compensatory arrangement

E-3