Form 10-Q/A
period 2013-03-31
Imperial Holdings, Inc.
filed 2013-11-14
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Imperial Holdings, Inc. (the “Company”) for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2013 (the “Original Filing”), is filed solely for the purpose of filing Exhibits 31.1, 31.2, 32.1 and 32.2. Other than the foregoing and corresponding changes to the Exhibit Index, no changes have been made from the Original Filing.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, to the Original Filing, have been revised, re-executed and re-filed as of the date of this Amendment No. 1.

This Amendment No. 1 on Form 10-Q does not reflect events occurring after the filing of the Original Filing, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

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

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer
Richard S. O’Connell, Jr.	(Principal Financial Officer)

Date November 14, 2013

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.*	Interactive Data Files

Exhibit 101.INS**+	XBRL Instance Document

Exhibit 101.SCH**+	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**+	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 not filed for such purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.
+	Submitted with the Original Filing