Form 10-Q/A
period 2013-06-30
Imperial Holdings, Inc.
filed 2013-11-14
CIK 1494448

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Imperial Holdings, Inc. (the “Company”) for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission (“SEC”) on August 13, 2013 (the “Original Filing”), is filed solely for the purpose of filing Exhibits 31.1, 31.2, 32.1 and 32.2. Other than the foregoing and corresponding changes to the Exhibit Index, no changes have been made from the Original Filing.

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

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer
Richard S. O’Connell, Jr.	(Principal Financial Officer)

Date November 14, 2013

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1++	Loan and Security Agreement, dated as of April 29, 2013, among White Eagle Asset Portfolio, LLC, as borrower, Imperial Finance & Trading, LLC, as servicer and portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.

Exhibit 10.2+	First Amendment to Loan and Security Agreement and Security Account Control and Custodian Agreement, dated August 9, 2013, among White Eagle Asset Portfolio, LLC, as borrower, Imperial Finance & Trading, LLC, as servicer and portfolio manager, LNV Corporation, as initial lender, Wilmington Trust, National Associate, as custodian, and CLMG Corp, as the administrative agent.

Exhibit 10.3++	Servicing Agreement, dated as of April 29, 2013, by and between Imperial Finance & Trading, LLC, as servicer, and White Eagle Asset Portfolio, LLC.

Exhibit 10.4+	First Amendment to Servicing Agreement, dated as of August 9, 2013, by and between Imperial Finance & Trading, LLC, as servicer, and White Eagle Asset Portfolio, LLC.

Exhibit 10.5++	Master Termination Agreement and Release, effective as of April 30, 2013, by and among Lexington Insurance Company, Imperial Holding, Inc., Imperial PFC Financing, LLC, Imperial PFC Financing II, LLC, Imperial Life Financing II, LLC, Imperial Life & Annuity Services, LLC, Imperial Premium Finance, LLC and CTL Holdings, LLC.

Exhibit 10.6++	Amended and Restated Purchase and Sale Agreement, dated as of May 21, 2013, by and among Compass Settlements LLC and Washington Square Financial, LLC.

Exhibit 10.7+	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.*	Interactive Data Files

Exhibit 101.INS** +	XBRL Instance Document

Exhibit 101.SCH** +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL** +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF** +	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB** +	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE** +	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 not filed for such purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.
+	Submitted with the Original Filing
++	Submitted with the Original Filing with certain portions of the exhibit omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.