Form 10-K
period 2013-12-31
Imperial Holdings, Inc.
filed 2014-03-10
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2013 was $123,656,954.

The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 21,362,794.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2014 annual meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III— Items 10, 11, 12, 13 and 14.

IMPERIAL HOLDINGS, INC.

2013 Form 10-K Annual Report

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company and the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, results may prove to be materially different. Unless otherwise required by law, the Company disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our results of operations;

•	continuing costs associated with the investigation into our legacy premium finance business by the United States Attorneys’ Office for the District of New Hampshire (“USAO”) (the “USAO Investigation”), an investigation by the Securities and Exchange Commission (“SEC”) (the “SEC Investigation”) and indemnification obligations related to the investigations;

•	adverse developments, including financial ones, associated with the USAO Investigation and SEC Investigation, other litigation and judicial actions or similar matters;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings, under our revolving credit facility;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facility;

•	our ability to obtain financing on favorable terms or at all for life insurance policies that have not been pledged as collateral under our revolving credit facility;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	adverse developments, including financial ones, and costs associated with an investigation by the Internal Revenue Services (“IRS”) (the “IRS Investigation”);

•	loss of business due to negative press from the USAO Investigation, SEC Investigation, Non-Prosecution Agreement, IRS Investigation, litigation or otherwise;

•	increases to the discount rates used to value the life insurance policies that we own;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	challenges to the ownership of the policies in our portfolio;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	deterioration of the market for life insurance policies and life settlements;

•	our ability to re-sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments associated with uncooperative co-trustees;

•	loss of the services of any of our executive officers;

•	adverse court decisions interpreting insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	our inability to continue to grow our businesses;

•	liabilities associated with our legacy structured settlement business;

•	changes in laws and regulations applicable to premium finance transactions or life settlements;

•	adverse developments in capital markets;

•	disruption of our information technology systems;

•	our failure to maintain the security of personally identifiable information pertaining to our customers and counterparties;

•	regulation of life settlement transactions as securities;

•	our limited operating experience and our ability to successfully implement our lending strategy;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	increases in premiums on life insurance policies that we own;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors.

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

PART I

Item 1. Business

Overview

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. (with its subsidiaries, the “Company” or “Imperial”) on February 3, 2011, in connection with the Company’s initial public offering.

Incorporated in Florida, Imperial owns and manages a portfolio of 612 life insurance policies, also referred to as life settlements, with a fair value of $303.0 million and an aggregate death benefit of approximately $3.0 billion at December 31, 2013. The Company primarily earns income on these policies from changes in their fair value and through death benefits when a policy matures. The Company has historically operated in two reportable business segments: life finance and structured settlements. On October 25, 2013, the Company sold its structured settlements business. See “Discontinued Operations” below.

Life Finance Business

Life Settlements Portfolio & Portfolio Management

At December 31, 2013, Imperial owned 612 life insurance policies with a fair value of $303.0 million. Valuation of insurance policies is a critical component of Imperial’s estimate for the fair value of investments in life settlements. Imperial uses a probabilistic method of valuing life insurance policies, meaning the individual insured’s probability of survival and probability of death are applied to the required premium and net death benefit of the policy to extrapolate the likely cash flows over the life expectancy. These likely cash flows are then discounted using a net present value formula. The weighted average discount rate used to value these policies was 19.14% at December 31, 2013 and the discount rate used in valuing the individual policies ranged from 14.80% to 26.80%. Management believes this to be the preferred valuation method at the present time in the industry. Please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, for a more detailed discussion of determining the fair value of life settlements.

The life insurance policies in Imperial’s portfolio were acquired through a combination of policy surrenders or foreclosures in satisfaction of loans issued under the Company’s legacy premium finance business, direct policy purchases from the original policy owners (the secondary market) and from purchases of policies owned by other institutional investors (the tertiary market).

Until a policy matures, the Company must pay ongoing premiums to keep that policy in force and to prevent it from lapsing. Upon a policy lapse, the Company would suffer a complete loss on its investment in that policy. Accordingly, the Company must proactively manage its cash in order to effectively run its business, avoid liquidity risk and continue to pay premiums in order to maintain the policies in its portfolio.

On April 29, 2013, White Eagle Asset Portfolio, LLC, (“White Eagle”), a subsidiary of the Company, entered into a 15-year revolving credit facility providing for up to $300.0 million in borrowings (the “Revolving Credit Facility”) to pay premiums on the policies pledged as collateral under the facility, debt service and for the fees and expenses of certain service providers. The initial advance under the Revolving Credit Facility was approximately $83.0 million, with a portion of such borrowings used to fund a $48.5 million release payment under a termination agreement (the “Termination Agreement”) to the Company’s lender protection insurance coverage provider (the “LPIC Provider”) who released all of its salvage and subrogation rights in 323 policies that the Company historically treated as contingent assets and described as “Life Settlements with Subrogation rights, net” as well as in 93 policies that were owned by CTL Holdings, LLC (“CTL”). On April 30, 2013, the Company acquired CTL. At December 31, 2013, the Company or its subsidiaries owned 392 policies that were acquired through the acquisition of CTL or that were considered contingent assets prior to the effectiveness of the Termination Agreement, with an aggregate death benefit of $1.8 billion and an estimated fair value of approximately $161.1 million. The Company believes that it was uniquely positioned to transact with both the LPIC Provider and CTL and that the transaction prices were, accordingly, not indicative of what an exit price would be for these policies in a negotiated market transfer.

While borrowings from the Revolving Credit Facility should provide the funds necessary to pay premiums on the policies that have been pledged as collateral, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company by White Eagle. The Company may in the future pledge and/or borrow against certain or all of the 155 policies that have not been pledged under the Revolving Credit Facility, the majority of which were historically maintained by the LPIC Provider. It may also determine to sell all or a portion of these non-pledged policies and, under certain circumstances, lapse certain of these policies as its portfolio strategy and liquidity needs dictate. Should it choose to maintain all of the policies that have not been pledged as collateral under the Revolving Credit Facility, the Company estimates that it will need to pay approximately $8.2 million to maintain these 155 policies in force through 2014.

During the year ended December 31, 2013, the Company collected $12.0 million in death benefits from policies that matured during 2013. The Company also surrendered two policies for gross proceeds of $1.0 million and sold eight policies that were not pledged as collateral under the Revolving Credit Facility for gross proceeds of $5.8 million. Additionally, the Company lapsed 20 policies.

Institutional Lending

On February 21, 2014, Imperial issued $70.7 million of 8.50% senior unsecured convertible notes due 2019 (the “Notes”). The Company plans to use a portion of the proceeds to strategically lend against portfolios of life settlements owned by institutional investors and anticipates that it will be able to enter into loan transactions where the Company would lend, as a first-priority secured lender, on a “last money in—first money out” basis, meaning that proceeds from the policies pledged as collateral under a loan that will first be distributed, after premium payments and fees to service providers, to pay outstanding interest and principal on the loan. The Company expects that its participation in any such loan will be conditioned on being granted a participation in the proceeds of the death benefits from the underlying portfolios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2013 Key Highlights, Recent Developments & Outlook.”

Premium Finance & Associated Litigation

The Company historically provided premium finance loans for individual life insurance policies. In a premium finance transaction, a life insurance policyholder obtains a loan, usually through an irrevocable life insurance trust established by the insured, to pay insurance premiums for a fixed period of time. A premium finance loan allows a policyholder to maintain coverage under the policy without having to make premium payments during the term of the loan. We acquired life insurance policies when a borrower defaulted on a premium finance loan originated by us, and we foreclosed on the policy. As described below, on April 30, 2012, the Company voluntarily terminated its premium finance business in connection with the entry into a Non-Prosecution Agreement with the USAO. We had effectively suspended originating premium finance as of the end of the third quarter of 2011.

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

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. In total, the Company originated 114 premium finance loans as part of the retail non-seminar business. As of December 31, 2013, the Company had 39 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which historically accounted for the majority of the Company’s income and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct.

Following the announcement of the USAO Investigation, the Company and certain of its officers and directors were named as defendants in several purported class and derivative actions. Final settlements in respect of these matters received court approval during the fourth quarter of 2013. Please see “Litigation” under Note 15, “Commitments and Contingencies,” to our consolidated financial statements for more information concerning these matters.

Regulation

The sale and solicitation of life insurance is highly regulated by the laws and regulations of individual states and other applicable jurisdictions. The purchase of a policy directly from a policy owner is referred to as a life settlement and is regulated on a state-by-state basis.

At December 31, 2013, we maintained licenses to transact life settlements in 26 of the states that currently require a license and could conduct business in 34 states, and the District of Columbia.

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

Competition

Competition in the life finance space comes through two channels: other life settlement providers and institutional investors. To be a life settlement provider and transact with the original holder of a life insurance policy requires, in most instances, a license on a state-by-state basis. The life settlement business is highly fragmented and, therefore, competition is diverse. Often, life settlement providers are originating on behalf of institutional investors who do not maintain the necessary licenses to transact in the secondary market for life insurance. These investors may have significantly more resources than the Company and can generally also transact directly in the tertiary market.

Employees

At December 31, 2013, we employed 107 full-time employees and no part-time employees. As contemplated in the sale of our structured settlement business, on January 1, 2014, 66 of these employees were hired by the purchaser of our structured settlements business and ceased working for us. None of our employees is subject to any collective bargaining agreement. We believe that our employee relations are good.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the operating assets comprising its structured settlement business to Majestic Opco L.L.C for $12.0 million pursuant to an asset purchase agreement. As a result, the Company has discontinued segment reporting and classified its structured settlement operating results, net of income taxes, as discontinued operations. In this Annual Report, the accompanying consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations for each of the three years in the period ended December 31, 2013, and the related notes to the consolidated financial statements have been retrospectively revised to reflect the classification of our structured settlement business operating results, net of tax, as discontinued operations.

Structured settlements refer to a contract between a plaintiff and defendant whereby the plaintiff agrees to settle a lawsuit (usually a personal injury, product liability or medical malpractice claim) in exchange for periodic payments over time. A defendant’s payment obligation with respect to a structured settlement is usually assumed by a casualty insurance company. This payment obligation is then satisfied by the casualty insurer through the purchase of an annuity from a life insurance company, which provides a stream of payments to the plaintiff.

Recipients of structured settlements are permitted to sell their deferred payment streams to a structured settlement purchaser pursuant to state statutes that require certain disclosures, notice to the obligors and state court approval. Through such sales, we previously purchased a certain number of fixed, scheduled future settlement payments on a discounted basis in exchange for a single lump sum payment.

Company Website Access and SEC Filings

Our website may be accessed at www.imperial.com. All of our filings with the SEC can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov.

General Information

Our registrar and stock transfer agent is American Stock Transfer & Trust Company, LLC. Our transfer agent is responsible for maintaining all records of shareholders, canceling or issuing stock certificates and resolving problems related to lost, destroyed or stolen certificates. For more information, please contact: American Stock Transfer & Trust Company at 6201 15th Avenue, Brooklyn, NY 11219 Phone: 800-937-5449.

Item 1A. Risk Factors

Risks Related to Our Business

We may not have access to cash flows from proceeds of policies pledged as collateral under the Revolving Credit Facility and may be required to pay income taxes on the income generated by such policies, which could have a material adverse effect on our ability to fund future operations.

As of December 31, 2013, there were 457 life insurance policies pledged by White Eagle as collateral under the Revolving Credit Facility with an aggregate death benefit of approximately $2.3 billion. Proceeds from these policies will be distributed pursuant to a contractual waterfall governing priority of payments. After payments to customary service providers, 100% of available proceeds will be directed to pay outstanding interest and principal on the loan, unless the lenders under the Revolving Credit Facility determine otherwise. Accordingly, there can be no assurance as to when proceeds from these policies will be distributed to us by White Eagle.

Although we will not directly receive the proceeds from the policies for an indefinite period of time, we may still recognize taxable income on the portion of the proceeds in excess of our tax basis in the policies. Although we currently have net operating losses that we may be able to use to reduce a portion of our future taxable income, the inability to access cash flows from the proceeds of the policies pledged under the Revolving Credit Facility could have a material adverse effect on our ability to pay future tax liabilities, to fund our operations, to service our other debt and to pay the premiums required to maintain policies that are not pledged as collateral under the Revolving Credit Facility. We are exploring alternatives that may permit us to own our policies in a more tax-neutral manner, although there can be no assurance that we will be able to do so.

We may require additional capital and there can be no assurance that we will be able to raise additional capital in a timely manner on favorable terms or at all.

Subject to borrowing base limitations and other conditions to funding, our subsidiary may borrow proceeds to pay premiums on 457 life insurance policies pledged as collateral under the Revolving Credit Facility at December 31, 2013. However, we estimate that, in addition to general overhead expenses, we will need to pay approximately $8.2 million in premiums to keep our remaining 155 life insurance policies that have not been pledged as collateral under the Revolving Credit Facility in force through December 31, 2014. As of December 31, 2013, we had approximately $22.7 million of cash and cash equivalents and restricted cash of $13.5 million. Accordingly, we must proactively manage our cash and may need to raise additional capital in order to effectively run our businesses, maintain the policies that have not been pledged under the Revolving Credit Facility and opportunistically grow our assets. There can be no assurance, however, that we will be able to raise additional capital on favorable terms or at all.

As part of our cash management and business strategy, we may determine to sell all or a portion of the non-pledged policies, but there can be no assurance that we can consummate any sales or that, if consummated, sales of policies will be at or above their carrying values. We may also determine to lapse certain of these policies that have a low return profile or as its portfolio management needs dictate. The lapsing of policies, if any, would create losses as the assets would be written down to zero.

We may not have sufficient funds to pay our debt and other obligations.

Our cash, cash equivalents, short-term investments and operating cash flows may be inadequate to meet our obligations under the Notes or our other obligations. In addition, we are not able to borrow money under our Revolving Credit Facility to pay interest or principal on the Notes. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes, we will be in default under the Notes, which could cause defaults under any of our other indebtedness then outstanding. Any such default would have a material adverse effect on our business, prospects, financial condition and operating results. There may be other events that could hurt our financial condition that would not entitle you to have your Notes repurchased by us.

Indemnification and advancement obligations could have a material adverse effect on our business, financial condition and results of operations.

Contractual obligations, including those undertaken in the settlements of the class action and derivative litigation arising from the USAO Investigation, require that we indemnify and advance the legal costs incurred by certain individuals who would otherwise be entitled to coverage under our director and officer liability insurance in connection with the USAO Investigation and the SEC Investigation. The obligation to continue to advance and indemnify on behalf of these individuals, while currently unquantifiable, is likely to continue to be substantial and will likely further strain our liquidity position and could have a material adverse effect on our financial position and results of operations.

Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums.

We are responsible for paying all premiums necessary to keep the policies in our portfolio in force and prevent them from lapsing. We estimate that we will need to pay $8.2 million in premiums to keep our current portfolio of life insurance policies that are not pledged as collateral under the Revolving Credit Facility in force through 2014. As of December 31, 2013, we had approximately $22.7 million of cash and $13.5 million in restricted cash. By using cash reserves to pay premiums for retained life insurance policies, we will have less cash available for other business purposes. Therefore, our cash flows and the required amount of our cash reserves to pay premiums will become dependent on our assumptions about life expectancies being accurate.

Life expectancies are estimates of the expected longevity or mortality of an insured and are inherently uncertain. A life expectancy obtained on an insured for a life insurance policy may not be predictive of the future longevity or mortality of the insured. Inaccurate forecasting of an insured’s life expectancy could result from, among other things: (i) advances in medical treatment (e.g., new cancer treatments) resulting in deaths occurring later than forecasted; (ii) inaccurate diagnosis or prognosis; (iii) changes to life style habits or the individual’s ability to fight disease, resulting in improved health; (iv) reliance on outdated or incomplete age or health information about the insured, or on information that is inaccurate (whether or not due to fraud or misrepresentation by the insured); or (v) improper or flawed methodology or assumptions in terms of modeling or crediting of medical conditions. In forecasting estimated life expectancies, we utilize third party medical underwriters to evaluate the medical condition and life expectancy of each insured. The firms that provide health assessments and life expectancy information may depend on, among other things, actuarial tables and model inputs for insureds and third-party information from independent physicians who, in turn, may not have personally performed a physical examination of any of the insureds and may have relied solely on reports provided to them by attending physicians or other health care providers with whom they were authorized to communicate. The accuracy of this information has not been and will not be independently verified by us or our service providers.

21st Services, LLC (“21st Services”), one of the life expectancy providers whose reports are used by us to calculate fair value, announced significant revisions to its underwriting methodology in 2013, which according to 21st Services, has generally been understood to lengthen the average reported life expectancy it furnished by 19%. As of December 31, 2013, we received 226 updated life expectancy reports from 21st Services of which 183 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 14.67%. At this time, we are continuing to monitor these developments and whether other market participants will continue to use 21st Services and AVS life expectancy reports for valuation purposes going forward. As a result of these developments, we may need to adjust the application of life expectancy reports in our fair value methodology or source reports from different life expectancy providers in future periods, which could have a material adverse impact on our fair value calculations.

If life expectancy valuations underestimate the longevity of the insureds, the actual maturity date of the life insurance policies may therefore be farther in the future than projected. Consequently, we may not have sufficient cash for payment of insurance premiums and we may allow the policies to lapse or be forced to sell policies, resulting in a loss of our investment in those policies, or if we continue to fund premium payments, the time period within which we could expect to receive a return of our investment in such life insurance policies may be extended, either of which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, if widely used mortality tables are adjusted, as they were in 2008, to generally assume prolonged life expectancies, the fair value of our portfolio of life insurance policies could be adversely affected, which may have a material adverse effect on our business, operations and financial results. Further, updated life expectancy reports may indicate that an insured’s health has improved since we last procured a life expectancy report, which would generally result in a decrease in the fair value of the life insurance policy insuring the life of that insured.

Contractions in the market for life insurance policies could make it more difficult for us to opportunistically sell policies that we own and may make it more difficult to borrow under the Revolving Credit Facility.

A potential sale of a life insurance policy owned by us depends significantly on the market for life insurance, which may contract or disappear depending on the impact of potential government regulation, future economic conditions and/or other market variables. For example, the secondary and tertiary markets for life insurance policies incurred a significant slowdown in 2008, which has continued through the present. Historically, many investors who invest in life insurance policies are foreign investors who are attracted by potential investment returns from life insurance policies issued by United States life insurers with high ratings and financial strength, as well as by the view that such investments are non-correlated assets—meaning changes in the equity or debt markets should not affect returns on such investments. Changes in the value of the United States dollar and corresponding exchange rates, as well as changes to the ratings of United States life insurers can cause foreign investors to suffer a reduction in the value of their United States dollar denominated investments and reduce their demand for such products. Additionally, we believe increased carrier litigation, as well as criminal investigations involving the life settlement market, have significantly depleted the investor base. Any of the above factors could result in a further contraction of the market, which could make it more difficult for us to opportunistically sell our life insurance policies.

The ability of White Eagle to continue to draw borrowings under the Revolving Credit Facility is controlled by a borrowing base formula. To the extent the above noted and other factors result in market contractions, they will likely also negatively impact the value of the policies owned by White Eagle that are pledged as collateral under the Revolving Credit Facility, which could decrease the borrowing base under the facility. If White Eagle is unable to draw under the Revolving Credit Facility, it may not be able to sustain the policies it owns, which could lead to lapses or an event of default under the Revolving Credit Facility.

Our fair value assumptions are inherently subjective and, if the fair value of the life insurance policies decreases, we will report losses with respect to the policies we own.

When we obtain ownership of a life insurance policy, we record the investment in the policy as an investment in life settlements at the transaction price as of the date of acquisition. At the end of each reporting period, we re-value the life insurance policies we own. To the extent that the calculation results in an adjustment to the fair value of the policy, we record this as a change in fair value of our investment in life insurance policies.

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

Insurable interest concerns regarding a life insurance policy can also adversely impact its fair value. A claim or the perceived potential for a claim for rescission or a challenge to insurable interest by an insurance company or by persons with an insurable interest in the insured of a portion of or all of the policy death benefit can negatively impact the fair value of a life insurance policy. If the USAO Investigation, SEC Investigation, IRS investigation or Non-Prosecution Agreement cause us to experience more challenges to the life insurance policies that we own than we otherwise would experience, those challenges could negatively impact the fair value of the life insurance policies that we own. See “Litigation” under Note 15, “Commitments and Contingencies” to our consolidated financial statements.

If the calculation of fair value results in a decrease in value, we record this reduction as a loss. If we determine that it is appropriate to increase the discount rate or adjust other inputs to our fair value model, if we are otherwise unable to accurately estimate the assumptions in our valuation model, or if other factors cause the fair value of our life insurance policies to decrease, the carrying value of our assets may be materially adversely affected and may materially and adversely affect our business, financial condition and results of operations.

The life insurance policies that we own may be subject to contest, rescission and/or non-cooperation by the issuing life insurance company, which may have a material adverse effect on our business, financial condition and results of operations.

All states require that the initial purchaser of a new life insurance policy insuring the life of an individual have an “insurable interest,” meaning a stake in the insured’s health and wellbeing, rather than the insured’s death, in such individual’s life at the time of original issuance of the policy. Whether an insurable interest exists in the context of the purchase of a life insurance policy is critical because, in the absence of a valid insurable interest, life insurance policies are unenforceable under most states’ laws. Where a life insurance policy has been issued to a policyholder without an insurable interest in the life of the individual who is insured, the life insurance company may be able to void or rescind the policy. Even if the insurance company cannot void or rescind the policy, the insurable interest laws of a number of states provide that persons with an insurable interest on the life of the insured may have the right to recover a portion or all of the death benefit payable under a policy from a person who has no insurable interest on the life of the insured. These claims can generally only be brought if the policy was originally issued to a person without an insurable interest in the life of the insured.

Many states have enacted statutes prohibiting stranger-originated life insurance, or STOLI, in which an individual purchases a life insurance policy with the intention of selling it to a third-party investor, who lacks an insurable interest in the insured’s life. Some insurance carriers have contested policies as STOLI arrangements, specifically citing the existence of certain nonrecourse premium financing arrangements as a basis to challenge the validity of the policies used to collateralize the financing. Additionally, if an insurance carrier alleges that there were misrepresentations or fraud in the application process for an insurance policy, they may sue us or others to contest or rescind that policy. If a policy that we own is subject to a successful contest or rescission, the fair value of the policy could be reduced to zero, negatively impacting the discount rates used to value our portfolio generally and our ability to sell policies. Generally, life insurance policies may only be rescinded by the issuing life insurance company within the contestability period, which, in most states is two years. Lack of insurable interest can in some instances form the basis of loss of right to payment under a life insurance policy for many years beyond the contestability period and insurance carriers have been known to challenge claims for death benefits for more than five years from issuance of the policy.

From time to time, insurance carriers have challenged the validity of policies owned by us or that once served as the underlying collateral for a premium finance loan made by us. We believe the USAO Investigation, the SEC Investigation and the Non-Prosecution Agreement have caused us to experience more challenges to policies by insurers attempting to use such investigations and the Non-Prosecution Agreement as grounds for rescinding or contesting a policy. Any such future challenges may result in a cloud over title and collectability, increased costs, delays in payment of life insurance proceeds or even the voiding of a policy, and could have a material adverse effect on the ability to comply with the covenants in the Revolving Credit Facility, our business, financial condition and results of operations.

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

While fraud and misrepresentation by applicants and potential insureds in completing life insurance applications (especially with respect to the health and medical history and condition of the potential insured as well as the applicant’s net worth) exist generally in the life insurance industry, such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans. In particular, there is a risk that applicants and potential insureds may not answer truthfully or completely to any questions related to whether the life insurance policy premiums will be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of the life insurance policy. Such risk may be further increased to the extent life insurance agents communicated to applicants and potential insureds regarding potential premium finance arrangements or transfers of life insurance policies through payment defaults under premium finance loans. In the ordinary course of our legacy premium finance business, our sales team received inquiries from life insurance agents and brokers regarding the availability of premium finance loans for their clients. However, any communication between the life insurance agent and the potential policyholder or insured is beyond our control and we may not know whether a life insurance agent discussed with the potential policyholder or the insured the possibility of a premium finance loan by us or the subsequent transfer of the life insurance policy. Consequently, notwithstanding the representations and certifications we obtained from the policyholders, insureds and the life insurance agents, there is a risk that we may have financed premiums for policies that an insurance carrier or others could contest based on fraud or misrepresentation as to any information provided to the life insurance company, including the life insurance application.

Misrepresentations, fraud, omissions or lack of insurable interest can also, in some instances, form the basis of loss of right to payment under a life insurance policy. Based on statements made in the Non-Prosecution

Agreement, there is a risk that policies that we own may increasingly be challenged by insurance carriers. Any such challenges to the policies may result in increased costs, delays in payment of life insurance proceeds or even the voiding of a policy, a reduction in the fair value of a policy and could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2013, of the 612 policies in our life settlement portfolio, 569 policies were previously premium financed. We acquired 39 of those life settlements as a result of defaults under premium finance loans originated as part of the retail non-seminar business.

Delays in payment and non-payment of life insurance policy proceeds can occur for many reasons and any such delays may have a material adverse effect on our business, financial condition and results of operations.

A number of arguments may be made by former beneficiaries (including but not limited to spouses, ex-spouses and descendants of the insured) under a life insurance policy, by the beneficiaries of the trust that once held the policy, by the estate or legal heirs of the insured or by the insurance company issuing such policy, to deny or delay payment of proceeds following the death of an insured, including arguments related to lack of mental capacity of the insured, contestability or suicide provisions in a policy. The statements in the Non-Prosecution Agreement may make such delays more likely and may increase carrier challenges to paying out death claims. Furthermore, if the death of an insured cannot be verified and no death certificate can be produced, the related insurance company may not pay the proceeds of the life insurance policy until the passage of a statutory period (usually five to seven years) for the presumption of death without proof. Such delays in payment or non-payment of policy proceeds may have a material adverse effect on our business, financial condition and results of operations.

Upon an event of default, we may lose the collateral pledged under the Revolving Credit Facility.

Upon an event of default, absent a waiver, in addition to principal and interest, the lenders’ rights to proceeds from collections under the Revolving Credit Facility will become due. If these obligations cannot be satisfied, the lenders, or their agent, may dispose of, release, or foreclose on (including by means of strict foreclosure on all or any of the policies or on our interests in White Eagle, which might be exercised in a manner intended to impair our rights to excess proceeds of any liquidation of foreclosed assets), or take other actions with respect to the policies currently pledged as collateral which we or our shareholders may disagree or that may be contrary to the interests of our shareholders.

We may not be able to refinance the Revolving Credit Facility.

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

We may be unable to deduct interest payments on debt that is attributed to policies that we own, which would reduce any future income and cash flows.

Generally, under the Internal Revenue Code of 1986, as amended (the “Code”), interest paid or accrued on debt obligations is deductible in computing a taxpayer’s federal income tax liability. However, when the proceeds of indebtedness are used to pay premiums on life insurance policies that are owned by the entity incurring the debt or otherwise used to support the purchase or ownership of life insurance policies, the interest in respect of such proceeds may not be deductible. Accordingly, so long as we use a portion of debt financing to pay the premiums on policies owned by us or to support the continued ownership of life insurance policies by us, the interest paid or accrued on that portion of the debt may not be deductible by us for federal income tax purposes. Although we have net operating losses that we may be able to use to reduce a portion of our future taxable income, the inability to deduct interest accrued on debt could have a material adverse effect on our future earnings and cash flows available for the payment of interest. We are exploring alternatives that may permit us to own our policies in a more tax-advantaged manner.

We may not have the cash necessary to settle the conversions of the Notes in combination settlements or to repurchase the Notes when required.

Prior to the earlier of the date on which we receive the approval of our shareholders to issue shares of common stock upon conversion of the Notes in excess of 19.99% of our outstanding shares of common stock on the date the Notes were initially issued or the date on which such shareholder approval is no longer required, holders may only surrender their Notes for conversion for a combination of cash and common stock at the then applicable conversion rate. In addition, holders of the Notes will have the right to require us to repurchase the Notes upon the occurrence of a fundamental change at 100% of their principal amount, plus accrued and unpaid interest (including additional interest), if any. A fundamental change is deemed to occur whenever any of the following occurs: (a) our common stock ceases to be listed or quoted on a national securities exchange in the United States, (b) our shareholders approve any plans for liquidation or dissolution, or (c) we experience a change in control represented by: (1) a majority of the members of our board of directors no longer being considered continuing directors, (ii) a transaction whereby our shareholders own less than 50% of the surviving company after the transaction, or (iii) a person or group obtaining more than 50% of the voting power of the common stock. However, we may not have enough available cash to pay any such cash amounts upon conversion, or make the required repurchase of the Note at the applicable time and, in such circumstances, may not be able to obtain the necessary financing on favorable terms. In addition, our ability to pay cash upon conversion or to repurchase the Notes may be limited by law or by the agreements governing our indebtedness that exist at the time of the conversion or the repurchase, as the case may be. Our failure to pay the conversion consideration or to repurchase the surrendered Notes at a time when the conversion consideration or repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or a fundamental change itself, in the case of the repurchase of the Notes, could also lead to a default under the agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to pay the conversion consideration or to repurchase the Notes, as the case may be.

The conversion rate for the Notes will be adjusted in connection with a make-whole fundamental change.

If a make-whole fundamental change occurs prior to maturity, under certain circumstances, we will increase the conversion rate by a number of additional shares of common stock for the Notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of common stock in such fundamental change. A make-whole fundamental change general means a fundamental change or redemption by us of the Notes. Such increase in the conversion rate will dilute the ownership interest of our common stock shareholders.

Investigations by the SEC and IRS could materially and adversely affect our business, our financial condition and results of operations.

On February 17, 2012, we first received a subpoena issued by the staff of the SEC seeking documents dating back to 2007, generally related to our premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and we have been cooperating with the SEC regarding this matter. We are unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to the subpoenas might have on our financial position, results of operations, or cash flows. We have not established any provision for losses in respect of this matter. Additionally, no assurance can be given that the ultimate outcome of the SEC Investigation will not result in administrative, civil or other proceedings or sanctions against us or our employees by the SEC or any other state or federal regulatory agencies. Such proceedings may result in the imposition of fines and penalties, actions against us or our employees, modifications to business practices and compliance programs or the imposition of sanctions against us. Protracted investigations could also impose substantial costs and distractions, regardless of its outcome. There can be no assurance that any final resolution of this and any similar matters will not have a material and adverse effect on our financial condition and results of operations.

On February 19, 2014, the Company and certain of its subsidiaries received summonses from the IRS Criminal Investigation Division requiring us to produce information about the Company and our former structured settlement business and other specified records from 2010 to the present. Although we have confirmed that the investigation relates to the Company, we are not aware at this time of what allegations, if any, the IRS intends to investigate. We believe that the investigation is in a preliminary stage and cannot predict when the investigation will be concluded. The Company intends to cooperate in the investigation.

We are unable to predict what action, if any, might be taken in the future by the IRS as a result of the matters that are the subject of the summonses or what impact, if any, the cost of responding to the summonses might have on our financial condition, results of operations, or cash flows. In addition, if the investigation results in a determination by the IRS that our Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, its results of operations, and/or its cash flows.

Negative press and reputational concerns have had and could continue to have a material adverse effect on our business, financial condition and results of operations.

The negative press resulting from the USAO Investigation, SEC Investigation, IRS investigation and shareholder litigation matters have harmed our reputation and could otherwise result in a loss of future business with our counterparties and business partners and could lead to increased difficulty in sourcing capital or lending opportunities. For example, on October 7, 2011, we were informed by a commercial bank that it had decided to end all banking relationships with us. The abrupt termination of our commercial banking relationship resulted in operational difficulties and prevented us from transacting with any structured settlement financing counterparty for most of the fourth quarter of 2011. Other business partners and customers have also curtailed their relationships with us in the aftermath of the USAO Investigation. As a result of these actions, we have experienced higher costs of doing business due to less favorable terms and/or the need to find alternative partners.

In general, the life finance industry periodically receives negative press from the media and consumer advocacy groups and as a result of litigation involving industry participants. A sustained campaign of negative press resulting from media or consumer advocacy groups, industry litigation or other factors could adversely affect the public’s perception of the industry as a whole, and lead to reluctance to sell assets to us or to provide us with third party financing. We also have received negative press from competitors. Any such negative press could have a material adverse effect on our business, financial condition and results of operations.

We compete with a number of other finance companies and investors and may encounter additional competition.

There are a number of finance companies and investors that compete with us in the life finance industry. Many are significantly larger and possess considerably greater financial, marketing, management and other resources than we do. The life finance business could also prove attractive to new entrants. As a consequence, competition in this sector may increase. Increased competition could result in increased acquisition costs, changes to discount rates, margin compression and/or less favorable lending terms, each of which could materially adversely affect our income, which would have a material adverse effect on our business, financial condition and results of operations.

The secondary market is highly regulated; changes in regulation, the USAO Investigation and the SEC Investigation could materially adversely affect our ability to conduct our business.

Secondary market purchases of life insurance policies are highly regulated. Generally, as a condition to the issuance of provider licenses held by our subsidiaries, we and/or our licensed subsidiaries submit to potential state regulatory examinations. Our life settlement provider subsidiary is still undergoing an examination by the Florida Office of Insurance Regulation that was initiated after we became aware of the USAO Investigation. To the extent that other state insurance or other regulators initiate their own investigations as a result of the USAO Investigation, the SEC Investigation, the IRS Investigation or the Florida Office of Insurance Regulation or such other regulators take other action such as imposing fines or rescinding our license in response thereto, our ability to conduct the business comprising our life finance segment may be materially and adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

If a regulator or court decides that trusts that were formed to own the life insurance policies that once served as collateral for our premium finance loans do not have an insurable interest in the life of the insured, such determination could have a material adverse effect on our business, financial condition and results of operations.

Generally, there are two forms of insurable interests in the life of an individual, familial and financial. Additionally, an individual is deemed to have an insurable interest in his or her own life. It is also a common practice for an individual, as a grantor or settlor, to form an irrevocable trust to purchase and own a life insurance policy insuring the life of the grantor or settlor, where the beneficiaries of the trust are persons who themselves, by virtue of certain familial relationships with the grantor or settlor, also have an insurable interest in the life of the insured. In the event of a payment default on our premium finance loan, we generally acquired life insurance policies owned by trusts (or the beneficial interests in the trust itself) that we believe had an insurable interest in the life of the related insureds. However, a state insurance regulatory authority or a court may determine that the trust or policy owner did not have an insurable interest in the life of the insured or that we, as lender, only have a limited insurable interest. Any such determination could result in our being unable to receive the proceeds of the life insurance policy, which could lead to a total loss on our investment in life settlements. Any such loss or losses could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the creditworthiness of the life insurance companies that issued the policies comprising our portfolio. If a life insurance company defaults on its obligation to pay death benefits on a policy we own, we would experience a loss of our investment, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the creditworthiness of the life insurance companies that issued the policies that we own. We assume the credit risk associated with life insurance policies issued by various life insurance companies. The failure or bankruptcy of any such life insurance company or annuity company could have a material adverse impact on our financial condition and results of operation. A life insurance company’s business tends to track general economic and market conditions that are beyond its control, including extended economic recessions or interest rate changes. Changes in investor perceptions regarding the strength of insurers generally and the policies or annuities they offer can adversely affect our ability to sell or finance our assets. Adverse economic factors and volatility in the financial markets may have a material adverse effect on a life insurance company’s business and credit rating, financial condition and operating results, and an issuing life insurance company may default on its obligation to pay death benefits on the life insurance policies that we own. In such event, we would experience a loss of our investment in such life insurance policies, which could have a material adverse effect on our business, financial condition and results of operations.

If a life insurance company is able to increase the premiums due on life insurance policies that we own, it will adversely affect our returns on such life insurance policies.

To keep the life insurance policies that we own in force, insurance premiums due must be timely paid. If a life insurance company is able to increase the cost of insurance charged for any of the life insurance policies that we own, the amounts required to be paid for insurance premiums due for these life insurance policies may increase, requiring us to incur additional costs for the life insurance policies, which may adversely affect returns on such life insurance policies and consequently reduce the tertiary market value of such life insurance policies. Failure to pay premiums on the life insurance policies when due will result in termination or “lapse” of the life insurance policies. The insurer may in a “lapse” situation view reinstatement of a life insurance policy as tantamount to the issuance of a new life insurance policy and may require the current owner to have an insurable interest in the life of the insured as of the date of the reinstatement. In such event, we would experience a loss of our investment in such life insurance policy.

We have limited operating experience.

Our business operations began in December 2006 and, in connection with the Non-Prosecution Agreement, we terminated our premium finance business, which had been our primary business since our inception. Consequently, we have limited operating history. In addition, to the extent we use any of the proceeds of the Notes offering to lend, while we believe we are qualified to identify and lend against portfolios of life settlements, we have not previously acted as a lender to institutional owners of life settlement assets. Therefore, the historical performance of our operations may be of limited relevance in predicting future performance. Furthermore, if we are unable to successfully refocus our life finance segment, our results of operations and financial condition could be materially and adversely affected.

Uncooperative co-trustees may impair our ability to service life insurance policies.

In certain limited instances, change of ownership forms in respect of life insurance policies that we have acquired through foreclosures associated with defaulted premium finance loans have not been processed by the applicable insurance carrier and remain in their original trusts. In these instances, although we have, among other things, contractual rights entitling us to direct the proceeds of the policies and there is a professional co-trustee authorized to exercise all rights over the policies, we may still need the cooperation of the non-professional co-trustee to obtain information from the insurance carrier necessary to service the policy. Without this information, it is possible that a policy could lapse, as was the case with one policy in the quarter ended September 30, 2012. As a result of this lapse, we suffered a complete loss on our investment in that policy. While the value of this policy was immaterial, further lapses could have a material adverse effect on our financial position and results of operations.

Changes to statutory, licensing and regulatory regimes governing premium financing or life settlements could have a material adverse effect on our activities and income.

Changes to statutory, licensing and regulatory regimes could result in the enforcement of stricter compliance measures or adoption of additional measures on us or on the insurance companies that stand behind the insurance policies that we own, which could have a material adverse impact on our business activities and income. The SEC issued a task force report in July 2010 recommending that sales of life insurance policies in life settlement transactions be regulated as securities for purposes of the federal securities laws. To date, the SEC has not made such a recommendation to Congress. However, if the statutory definitions of “security” were amended to encompass life settlements, we could become subject to additional extensive regulatory requirements under the federal securities laws, including the obligation to register sales and offerings of life settlements with the SEC as public offerings under the Securities Act of 1933 and, potentially, the obligation to register as an “investment company” pursuant to the Investment Company Act of 1940. Any legislation implementing such regulatory change or a change in the transactions that are characterized as life settlement transactions could lead to significantly increased compliance costs, increased liability risk and adversely affect our ability to acquire or sell life insurance policies in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Our former structured settlements business may expose us to future claims or contingent liabilities.

Pursuant to the terms of the asset purchase agreement we entered into in connection with the sale of our structured settlements business, we sold substantially all of that business’ operating assets while retaining substantially all of its liabilities. In addition, we agreed to indemnify the purchaser for certain breaches of representations and warranties regarding us and various aspects of our structured settlements business. Many of our indemnification obligations are subject to time and maximum liability limitations, however, in some instances our indemnification obligations are not subject to any limitations. Significant indemnification claims by the purchaser could materially and adversely affect our business, financial condition and results of operations. In addition, we are aware that a former employee at a law firm in New York that represented a number of companies in the structured settlements industry, including us, may have fraudulently prepared a number of court orders. While we believe the number of structured settlements that we purchased in transactions involving this law firm that could be affected by these orders is insignificant, both in terms of number of transactions and loss exposure, such structured settlements illustrate potential claims that we may have to address and could materially and adversely affect our business, financial condition and results of operations.

Failure to maintain the security of personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of our privacy and security policies with respect to such information, could adversely affect us.

In connection with our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, insureds and counterparties. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving. A significant actual or potential theft, loss, fraudulent use or misuse of customer, counterparty, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action.

Disasters, disruptions and other impairment of our information technologies and systems could adversely affect our business.

Our businesses depend upon the use of sophisticated information technologies and systems, including third party hosted services and data facilities that we do not control. While we have developed certain disaster recovery plans and backup systems, these plans and systems are not fully redundant. A system disruption caused by a natural disaster, cybercrime or other impairment could have a material adverse effect on our results of operations and may cause delays, loss of critical data and reputational harm, and could otherwise prevent us from servicing our portfolio of life insurance policies.

The loss of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant degree upon the continuing contributions of our key executive officers, including Antony Mitchell, our chief executive officer. Mr. Mitchell has significant experience operating specialty finance businesses, which are highly regulated. If we should lose Mr. Mitchell, such loss could have a material adverse effect on our business, financial condition and results of operations. Moreover, we do not maintain key man life insurance with respect to any of our executives.

Risks Related to Our Common Stock

Provisions in our executive officers’ employment agreements could impede an attempt to replace or remove our directors or otherwise effect a change of control, which could diminish the price of our common stock.

We have entered into employment agreements with certain of our executive officers. These agreements provide for substantial payments upon the occurrence of certain triggering events, including a material diminution of base salaries or responsibilities. These payments may deter any transaction that would result in a change in control, which could diminish the price of our common stock.

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

The market price of our stock has been highly volatile.

The market price of our common stock has fluctuated and could fluctuate substantially in the future. This volatility may subject our stock price to material fluctuations due to the factors discussed in this “Risk Factors” section, and other factors including market reaction to the estimated fair value of our portfolio; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of common stock by existing shareholders.

Certain laws of the State of Florida could impede a change of control, which could diminish the price of our common stock.

As a Florida corporation, we are subject to the Florida Business Corporation Act, which provides that a person who acquires shares in an “issuing public corporation,” as defined in the statute, in excess of certain specified thresholds generally will not have any voting rights with respect to such shares, unless such voting rights are approved by the holders of a majority of the votes of each class of securities entitled to vote separately, excluding shares held or controlled by the acquiring person. The Florida Business Corporation Act also contains a statute which provides that an affiliated transaction with an interested shareholder generally must be approved by (i) the affirmative vote of the holders of two thirds of our voting shares, other than the shares beneficially owned by the interested shareholder, or (ii) a majority of the disinterested directors.

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

The Florida Office of Insurance Regulation may disapprove the acquisition of 10% or more of our voting securities by any person who refuses to apply for and obtain regulatory approval of such acquisition. In addition, if the Florida Office of Insurance Regulation determines that any person has acquired 10% or more of our voting securities without obtaining its regulatory approval, it may order that person to cease the acquisition and divest itself of any shares of our voting securities that may have been acquired in violation of the applicable Florida law. Due to the requirement to file an application with and obtain approval from the Florida Office of Insurance Regulation, purchasers of 10% or more of our voting securities may incur additional expenses in connection with preparing, filing and obtaining approval of the application, and the effectiveness of the acquisition will be delayed pending receipt of approval from the Florida Office of Insurance Regulation.

The Florida Office of Insurance Regulation may also take disciplinary action against Imperial Life Settlements, LLC’s license if it finds that an acquisition of our voting securities is made in violation of the applicable Florida law and would render the further transaction of business hazardous to our customers, creditors, shareholders or the public.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our offices are located at 701 Park of Commerce Boulevard, Boca Raton, Florida 33487 and consist of approximately 21,000  square feet of leased office space. We consider our facilities to be adequate for our current operations.

Item 3. Legal Proceedings

For a description of legal proceedings, see “Litigation” under Note 15, “Commitments and Contingencies” to our consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on the New York Stock Exchange, or NYSE, under the symbol “IFT” on February 8, 2011.

The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2013
	High	Low
1st Quarter	$4.49	$3.80
2nd Quarter	7.36	3.95
3rd Quarter	7.58	6.19
4th Quarter	6.92	5.69

	2012
	High	Low
1st Quarter	$2.80	$1.74
2nd Quarter	4.25	2.57
3rd Quarter	4.15	3.24
4th Quarter	4.80	3.11

As of February 28, 2014, we had 10 holders of record of our common stock.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return in our common stock between February 8, 2011 (the day shares of our common stock began trading on the NYSE) and December 31, 2013, with cumulative total return on the Russell MicroCap Index and the Nasdaq Financial Index. This graph assumes a $100 investment in each of Imperial Holdings, Inc., the Russell Microcap Index and the Nasdaq Financial Index at the close of trading on February 8, 2011. The graph assumes our closing sales price on February 8, 2011 of $10.81 per share as the initial value of our common stock. We selected these indices because they include companies with similar market capitalizations to ours. We believe these are the most appropriate comparisons since we have no comparable publicly traded industry “peer” group operating in the life settlement industry.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	Comparison of Cumulative Total Return
	02/8/11	12/31/11	12/31/12	12/31/13
Imperial Holdings, Inc.	$100.00	$17.39	$41.17	$60.50
Russell Microcap Index	$100.00	$88.09	$105.03	$150.96
Nasdaq Financial Index	$100.00	$86.00	$97.76	$135.20

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

Dividend Policy

We have never paid any dividends on our common stock and do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory and other restrictions on the payment of dividends by us or by our subsidiaries to us, and other factors that our board of directors deems relevant.

We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our Revolving Credit Facility restricts the ability of certain of our special purpose subsidiaries to pay dividends. In addition, future debt arrangements may contain prohibitions or limitations on the payment of dividends.

Equity Compensation Plans

Prior to our initial public offering, in February 2011, our board of directors and shareholders approved the Imperial Holdings 2010 Omnibus Incentive Plan. The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. See Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information.

Recent Sales of Unregistered Securities

In January 2014, as part of the settlement of the derivative action styled as Robert Andrzejczyk v. Imperial Holdings, Inc. et al., the Company issued 125,628 shares of common stock to counsel for the derivative plaintiffs in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. See “Litigation” under Note 15, “Commitments and Contingencies,” to our consolidated financial statements.

Other than the foregoing, there are no recent sales of unregistered securities that has not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The selected historical income statement data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, and balance sheet data as of December 31, 2013, 2012, 2011, 2010, and 2009 were derived from our audited consolidated financial statements and reflect the retroactive revision to reflect the classification of our structured settlement business as discontinued operations.

	Historical
	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Income
Agency fee income	$—	$—	$6,470	$10,149	$26,114
Interest income	28	1,685	7,750	18,326	20,271
Interest and dividends on investment securities available for sale	14	391	640	—	—
Origination fee income	—	500	6,480	19,938	29,853
Gain on forgiveness of debt	—	—	5,023	7,599	16,410
(Loss) gain on life settlements, net	(1,990)	151	5	1,951	—
Change in fair value of life settlements	88,686	(5,660)	570	10,156	—
Change in equity investment	—	—	—	(1,284)	—
Servicing fee income	310	1,183	1,814	402	—
Gain on maturities of life settlements with subrogation rights, net	—	6,090	3,188	—	—
Other income	2,030	748	341	129	—

Total income	89,078	5,088	32,281	67,366	92,648

Expenses
Interest expense	13,657	1,255	8,524	28,155	33,755
Change in fair value of note payable	(9,373)	—	—	—	—
Loss on extinguishment of Bridge Facility	3,991	—	—	—	—
Provision for losses on loans receivable	—	515	7,589	4,476	9,830
(Gain) loss on loan payoffs and settlements, net	(65)	125	3,837	4,981	12,058
Amortization of deferred costs	7	1,867	6,076	24,465	18,339
Personnel costs	8,177	9,452	12,906	8,639	9,161
Department of Justice	—	—	8,000	—	—
Legal fees	11,701	23,974	9,855	2,006	2,802
Professional fees	5,281	5,262	4,373	3,108	4,231
Insurance	1,953	2,330	756	358	405
Other selling, general and administrative expenses	1,887	2,366	4,139	4,225	6,297

Total expenses	37,216	47,146	66,055	80,413	96,878

Income (loss) from continuing operations before income taxes	51,862	(42,058)	(33,774)	(13,047)	(4,230)
Provision (benefit) for income taxes	39	(39)	—	—	—

Net income (loss) from continuing operations	$51,823	$(42,019)	$(33,774)	$(13,047)	$(4,230)

Discontinued Operations:
Income (loss) from discontinued operations, net of income taxes	2,198	(2,615)	(5,424)	(2,650)	(4,406)
Gain on disposal of discontinued operations, net of income taxes	11,311	—	—	—	—

Net income (loss) from discontinued operations	13,509	(2,615)	(5,424)	(2,650)	(4,406)

Net income (loss)	$65,332	$(44,634)	$(39,198)	$(15,697)	$(8,636)

Earnings (loss) per share:
Basic earnings (loss) per common share
Continuing operations	$2.44	$(1.98)	$(1.75)	$(3.62)	$(1.18)
Discontinued operations	$0.64	$(0.12)	$(0.28)	$(0.74)	$(1.22)

Net income (loss)	$3.08	$(2.10)	$(2.03)	$(4.36)	$(2.40)

Diluted earnings (loss) per common share
Continuing operations	$2.44	$(1.98)	$(1.75)	$(3.62)	$(1.18)
Discontinued operations	$0.64	$(0.12)	$(0.28)	$(0.74)	$(1.22)

Net income (loss)	$3.08	$(2.10)	$(2.03)	$(4.36)	$(2.40)

Weighted average shares outstanding:
Basic(1)	21,216,487	21,205,747	19,352,063	3,600,000	3,600,000

Diluted(1)	21,218,938	21,205,747	19,352,063	3,600,000	3,600,000

(1)	As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2009 to determine earnings per share for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2013, there were 21,237,166 issued and outstanding shares.

	Historical
	December 31,
	2013	2012	2011	2010	2009
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$14,722	$7,001	$16,255	$14,224	$15,891
Cash and cash equivalents (VIE)	7,977	—	—	—	—
Restricted cash	13,506	1,162	691	691	—
Certificate of deposit—restricted	—	—	891	880	670
Investment securities available for sale, at estimated fair value	—	12,147	57,242	—	—
Agency fees receivable, net of allowance for doubtful accounts	—	—	—	561	2,165
Deferred costs, net	—	7	1,874	10,706	26,323
Prepaid expenses and other assets	1,331	14,165	3,277	1,868	887
Deposits—other	1,597	2,855	761	692	982
Interest receivable, net	—	822	5,758	13,140	21,034
Loans receivable, net	—	3,044	29,376	90,026	189,111
Structured settlement receivables at estimated fair value, net	660	1,680	12,376	1,446	—
Structured settlement receivables at cost, net	797	1,574	1,553	1,090	472
Investment in life settlements, at estimated fair value	48,442	113,441	90,917	17,138	4,306
Investment in life settlements, at estimated fair value (VIE)	254,519	—	—	—	—
Receivable for maturity of life settlements (VIE)	2,100	—	—	—	—
Investment in life settlement fund	—	—	—	—	542
Fixed assets, net	74	217	555	851	1,265
Investment in affiliates	2,378	2,212	1,043	79	—
Assets of segment held for sale	—	15	30	25	72

Total assets	$348,103	$160,342	$222,599	$153,417	$263,720

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	2,977	6,606	16,336	3,425	3,170
Accounts payable and accrued expenses (VIE)	341	—	—	—	—
Payable for purchase of structured settlements		—	—	224	—
Other liabilities	21,221	20,796	4,279	7,984	—
Note payable, at estimated fair value (VIE)	123,847	—	—	—	—
Lender protection insurance claims received in advance	—	—	—	31,154	—
Interest payable	—	—	5,505	13,820	12,627
Notes payable and debenture payable, net of discount	—	—	19,277	91,609	231,064
Income taxes payable	6,295	6,295	6,295	—	—

Total liabilities	154,681	33,697	51,692	148,216	246,861
Stockholders’/Members’ Equity
Member units—preferred (500,000 authorized in the aggregate as of December 31, 2010 and 2009, respectively)
Member units—Series A preferred (90,796 issued and outstanding as of December 31, 2010 and 2009, respectively)	—	—	—	4,035	4,035
Member units—Series B preferred (25,000 issued and outstanding as of December 31, 2010 and 2009, respectively)	—	—	—	2,500	5,000
Member units—Series C preferred (70,000 issued and outstanding as of December 31, 2010)	—	—	—	7,000	—
Member units—Series D preferred (7,000 issued and outstanding as of December 31, 2010)	—	—	—	700	—
Member units—Series E preferred (73,000 issued and outstanding as of December 31, 2010)	—	—	—	7,300	—
Member units—common (500,000 authorized; 337,500 issued and outstanding as of outstanding as of December 31, 2010 and 450,000 issued and outstanding as of December 31, 2009)	—	—	—	11,462	19,924
Common stock (80,000,000 authorized; 21,237,166, 21,206,121 and 21,202,614 issued and outstanding as of December 31, 2013, 2012 and 2011, respectively)	212	212	212	—	—
Additional paid-in-capital	239,506	238,064	237,755	—	—
Accumulated other comprehensive loss	—	(3)	(66)	—	—
Accumulated deficit	(46,296)	(111,628)	(66,994)	(27,796)	(12,100)

Total stockholders’/members’ equity	193,422	126,645	170,907	5,201	16,859

Total liabilities and stockholders’/members’ equity	$348,103	$160,342	$222,599	$153,417	$263,720

Continuing Operations—Selected Operating Data (dollars in thousands):

Life Finance

	For the Years Ended December 31,
	2013	2012	2011
Period Acquisitions—Policies Owned
Number of policies acquired	432	31	151
Average age of insured at acquisition	77.7	75.5	78.0
Average life expectancy—Calculated LE (Years)	12.7	13.2	10.4
Average death benefit	$4,749	$5,354	$4,929
Aggregate purchase price	$58,645	$5,708	$56,889

End of Period—Policies Owned
Number of policies owned	612	214	190
Average Life Expectancy—Calculated LE (Years)	11.6	10.6	10.6
Aggregate Death Benefit	$2,954,890	$1,073,156	$935,466
Aggregate fair value	$302,961	$113,441	$90,917
Monthly premium—average per policy	$7.5	$10.9	$10.7

End of Period Loan Portfolio
Loans receivable, net	$—	$3,044	$29,376
Number of policies underlying loans receivable	—	22	138
Aggregate death benefit of policies underlying loans receivable	$—	$89,650	$653,493
Number of loans with insurance protection	—	5	91
Loans receivable, net (insured loans only)	$—	$91	$20,785
Average Per Loan:
Age of insured in loans receivable	—	75.5	75.0
Life expectancy of insured (years)	—	15.7	15.6
Monthly premium	$—	$5	$6
Loan receivable, net	$—	$138	$213
Interest rate	—	13.0%	12.3%

Discontinued Operations—Selected Operating Data (dollars in thousands):

Structured Settlements:

	For the Years Ended December 31,
	2013	2012	2011
Period Originations:
Number of transactions	495	965	873
Number of transactions from repeat customers	254	333	307
Average purchase discount rate	17.0%	18.7%	18.2%
Face value of undiscounted future payments purchased	$86,537	$130,136	$96,628
Amount paid for settlements purchased	$17,644	$24,571	$20,303
Marketing costs	$1,958	$5,023	$6,087
Selling, general and administrative (excluding marketing costs)	$9,879	$16,524	$15,864
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$175	$135	$111
Amount paid for settlement purchased	$36	$25	$23
Time from funding to maturity (months)	149.8	132.1	152.1
Marketing cost per transaction	$4	$5	$7
Segment selling, general and administrative (excluding marketing costs) per transaction	$20	$17	$18
Period Sales:
Number of transactions originated and sold	518	939	601
Realized gain on sale of structured settlements	$9,494	$11,509	$5,817
Average sale discount rate	9.5%	10.6%	10.5%
End of Period Portfolio:
Number of transactions on balance sheet	55	90	356

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

During the fourth quarter of 2013, the Company sold substantially all of its structured settlements operating assets for $12.0 million. Prior to that time, the Company operated in two reportable business segments: life finance and structured settlements. In the life finance business, the Company owns a portfolio of 612 life insurance policies and earns income from changes in the fair value and from death benefits on matured life insurance policies. In the structured settlement business, the Company purchased structured settlement receivables at a discounted rate and sells these receivables to third parties.

See “Business” in this Annual Report on Form 10-K for additional information regarding our business and operations.

2013 Key Highlights, Recent Developments & Outlook

The year 2013 began with the Company anticipating a liquidity shortfall and arranging a $45.0 million bridge financing (the “Bridge Facility”) from affiliates of certain of its shareholders. This infusion of capital provided the Company with the liquidity it needed to pay premiums on its portfolio of life insurance policies while trying to secure longer term financing. Ultimately, the Company did secure longer term capital in the form of a 15-year revolving credit facility, with available proceeds used to pay premiums on the majority of its portfolio. The Company ended 2013 with a portfolio consisting of 612 life insurance policies with an aggregate death benefit of $3.0 billion, a nearly threefold increase from the 214 policies it owned at December 31, 2012. In the fourth quarter of 2013, the Company sold substantially all of the operating assets comprising its structured settlement business for $12.0 million, which allows management to focus on the core life finance business.

Given the Company’s own experiences in securing long term financing, as well as our knowledge of the life finance market, we believe there is currently an opportunity to serve as a secured lender to undercapitalized life settlement portfolios whose owners are seeking alternatives to selling all or portions of their portfolios at distressed prices. Historically, many banks and traditional lenders have been reluctant to provide loans to life settlement owners. The result of this lack of credit is that policy owners have been and may be forced to sell policies at distressed prices or simply allow their policies to lapse.

We believe that, in light of our experience in the premium finance and life settlement businesses, we are qualified to identify attractive portfolio lending opportunities. In February 2014, the Company issued $70.7 million in aggregate principal amount of Notes. We plan to use a portion of the proceeds to strategically lend against portfolios of life settlements owned by institutional investors and anticipate that we will be able to enter into loan transactions where we would lend, as a first-priority secured lender, on a “last money in—first money out” basis, meaning that proceeds from the policies pledged as collateral under a loan that we make will first be distributed, after premium payments and fees to service providers, to pay outstanding interest and principal on the loan. Our expectation is that our participation in any such loan will be conditioned on our being granted a participation in the proceeds of the death benefits from the underlying portfolios. We anticipate that this strategy will generate meaningful short term cash flows. The Company does not expect to receive meaningful distributions of proceeds from policy maturities that have been pledged under the Revolving Credit Facility (as discussed below) for up to the next five years. We have begun sourcing lending opportunities and will seek to deploy capital in 2014.

Revolving Credit Facility, 2013 Portfolio Growth & Portfolio Management

On April 29, 2013, White Eagle Asset Portfolio, LLC, a subsidiary of the Company, entered into a 15-year revolving credit facility providing for up to $300.0 million in borrowings (the “Revolving Credit Facility”) to pay premiums on the policies pledged as collateral under the facility, debt service and for the fees and expenses of certain service providers. The initial advance under the Revolving Credit Facility was approximately $83.0 million, with a portion of such borrowings used to retire the debt outstanding under an 18 month bridge facility. In addition, proceeds of the initial advance were used to pay transaction fees and expenses, a distribution to the Company and to fund a $48.5 million release payment under a termination agreement (the “Termination Agreement”) to the Company’s lender protection insurance coverage provider (the “LPIC Provider”) who released all of its salvage and subrogation rights in 323 policies that the Company has historically treated as contingent assets and described as “Life Settlements with Subrogation rights, net” as well as in 93 policies that were owned by CTL Holdings, LLC (“CTL”). On April 30, 2013, the Company acquired CTL and its 93 policies. At December 31, 2013 the Company’s portfolio consists of 612 policies, with an aggregate death benefit of $3.0 billion compared to 214 policies, with an aggregate death benefit of $1.1 billion at December 31, 2012.

457 policies owned by White Eagle, with an aggregate death benefit of $2.3 billion, and an estimated fair value of approximately $254.5 million at December 31, 2013 have been pledged as collateral under the Revolving Credit Facility and the Company can use subsequent draws to pay premiums on these policies. The procurement of the $300.0 million 15-year Revolving Credit Facility and the retirement of the $45.0 million bridge debt served to effectively recapitalize the Company and significantly reduce liquidity risk. While the Revolving Credit Facility provides the lender with a significant interest in the policies pledged as collateral, the initial borrowings under the facility allowed the Company to opportunistically increase the size of its portfolio through the extinguishment of subrogation rights in policies that were historically considered contingent assets and through the acquisition of the CTL policies.

At June 30, 2013, the Company or its subsidiaries owned 402 policies that were acquired through the acquisition of CTL or that were considered contingent assets prior to the effectiveness of the Termination Agreement, with an aggregate death benefit of $1.9 billion and an estimated fair value of approximately $139.7 million. The addition of these policies resulted in a $65.2 million unrealized gain on life settlement during the quarter ended June 30, 2013. At December 31, 2013, the Company held 392 of the 402 policies, with an aggregate death benefit of $1.8 billion and an estimated fair value of approximately $161.1 million. Policy acquisitions similar in scale and in transaction price to those made during the period should not be anticipated in future periods.

Due to these policy additions, the application of fair value accounting to amounts owing under the Revolving Credit Facility and the elimination of servicing fee income, the results of periods prior to the entry into the Termination Agreement and Revolving Credit Facility may not be comparable to the Company’s results at December 31, 2013 or in future periods.

While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been significantly mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company although the Company believes it may be at least five years before the Company receives meaningful distributions. As such, the Company must proactively manage its cash in order to effectively run its businesses, maintain the policies that have not been pledged under the Revolving Credit Facility and opportunistically grow its assets. The Company may in the future pledge and/or borrow against certain or all of the 155 policies that have not been pledged under the Revolving Credit Facility. It may also determine to sell all or a portion of these policies and, under certain circumstances, lapse certain of these policies as its portfolio strategy and liquidity needs dictate. Should it choose to maintain all of the policies that have not been pledged as collateral under the Revolving Credit Facility, the Company estimates that it will need to pay approximately $8.2 million to maintain these 155 policies in force through 2014.

During the year ended December 31, 2013, the Company lapsed 20 policies. The Company also surrendered two policies for gross proceeds of $1.0 million and sold eight policies that were not pledged as collateral under the Revolving Credit Facility for gross proceeds of $5.8 million. Additionally, the Company collected $12.0 million in death benefits from policies that matured during 2013.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for the loan impairment valuation, income taxes, valuation of structured settlements, the valuation of investments in life settlements, the valuation of securities available for sale and the valuation of its note payable owing under the Revolving Credit Facility have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with the estimates as well as selected other critical accounting policies. For further information on our critical accounting policies, see the discussion in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements.

Fair Value Option

As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record newly-acquired structured settlements at fair value. We have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in fair value of assets, liabilities, and commitments where we have elected fair value option are recorded in our consolidated statement of operations. We have made this election for our structured settlement assets because it was our intention to sell these assets within the next twelve months, and we believe it significantly reduces the disparity that exists between the GAAP carrying value of these structured settlements and our estimate of their economic value.

We have elected to account for the note payable under the Revolving Credit Facility, which includes its interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, structured settlements, and note payable are considered Level 3 assets as there is currently no active market where we are able to observe quoted prices for identical assets and our valuation model incorporates significant inputs that are not observable.

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

Valuation of Insurance Policies

Our valuation of insurance policies is a critical component of our estimate for the value of our investments in life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the Company’s estimate of the life expectancy of the insured and the discount rate.

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

Historically, the Company has obtained the majority of its life expectancy reports from two life expectancy report providers and only used AVS Underwriting LLC (“AVS”) life expectancy reports for valuation purposes. Beginning in the quarter ended September 30, 2012, the Company began utilizing life expectancy reports from 21st Services, LLC (“21st Services”) for valuation purposes and began averaging or “blending,” the results of the two life expectancy reports to establish a composite mortality factor.

During the first quarter of 2013, 21st Services announced revisions to its underwriting methodology that, according to 21st Services, have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. To account for the impact of the revisions and based off of market responses to the methodology change, the Company initially lengthened the life expectancies furnished by 21st Services by 13% prior to blending them with the life expectancy reports furnished by AVS. Since that time, the Company has received a significant amount of life expectancy reports from 21st Services that utilize its revised methodology and has, based on the results of those reports, lengthened the life expectancies on the remaining policies in its portfolio.

As of December 31, 2013, the Company received 226 updated life expectancy reports from 21st Services, of which 183 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 14.67% and based on this sample, for the year ended December 31, 2013, the Company increased the life expectancies furnished by 21st Services by 14.67% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS.

As is the case with most market participants, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value at December 31, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$252,337	$(50,624)
—	$302,961	—
-6	$358,123	$55,162

Future changes in the life expectancies could have a material effect on the fair value of our investment in life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

Prior to the second quarter of 2013, the Company would adjust its average, or blend, of the two life expectancy reports when the difference in the probability of mortality between the reports was greater than 150%. In those instances, the Company would cap the higher mortality factor at an amount that was 150% above the lower mortality factor, which ultimately reduced the mortality factor inputted into the Company’s fair value model. The Company ceased applying such a cap as part of the valuation adjustments implemented in connection with 21st Services’ revised underwriting methodology.

The Company historically used a 15%—17% range of discount rates to value its life insurance policies. In the third quarter of 2011 and in the immediate aftermath of becoming aware of the USAO investigation, the Company substantially increased the discount rates inputted into its fair value model as it believed that the USAO Investigation, along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace. Since that time, the Company has been re-evaluating its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, evaluates the credit worthiness of the insurance carriers, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and potential financing sources and extrapolates the discount rate underlying actual sales of policies.

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

As of December 31, 2013, the Company owned 612 policies with an aggregate investment in fair value of life settlements of $303.0 million. Of these 612 policies, 569 were previously premium financed and are valued using discount rates that range from 16.80% to 26.80%. The remaining 43 policies which are non-premium financed are valued using discount rates that range from 14.80% to 20.80%. As of December 31, 2013, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 19.14%.

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows (dollars in thousands):

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
18.64%	-0.50%	$312,112	$9,151
19.14%	—	$302,961	$—
19.64%	0.50%	$294,246	$(8,715)

Future changes in the discount rates we use to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

At the end of each reporting period we re-value the life insurance policies using our valuation model in order to update our estimate of fair value for investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.

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

If all of the insured lives underlying the policies pledged by White Eagle as collateral under the Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the note payable, the change in estimated fair value at December 31, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Note Payable	Change in Value
+6	$105,912	$(17,935)
—	$123,847	—
-6	$143,728	$19,881

Future changes in the life expectancies could have a material effect on the fair value of our note payable, which could have a material adverse effect on our business, financial condition and results of operations.

Discount rate of note payable

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and our estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of note payable

The extent to which the fair value of the note payable could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the note payable as of December 31, 2013 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Note Payable	Change in Value
23.54%	-0.50%	$126,455	$2,608
24.04%	—	$123,847	$—
24.54%	0.50%	$121,331	$(2,516)

Future changes in the discount rates could have a material effect on the fair value of our note payable, which could have a material adverse effect on our business, financial condition and results of our operations.

At December 31, 2013, the fair value of the debt was $123.8 million and the outstanding principal was approximately $133.2 million. See Note 13, “Fair Value Measurements.”

Income Recognition from Continuing Operations

Our primary source of income from continuing operations are in the form of change in fair value of life settlements, gains on life settlements, net, interest income and servicing income. Our income recognition policies for this source of income is as follows:

•	Change in Fair Value of Life Settlements—When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities upon receipt of death notice or verified obituary of insured. This income is the difference between the death benefits and fair values of the policy at the time of maturity.

•	Gains on Life Settlements, Net—The Company recognizes gains from life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

•	Interest Income—Interest income on life finance loans is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition.

•	Servicing Income—We received income from servicing life insurance policies controlled by a third party in 2012 and 2011. These services included verifying premiums are paid and correctly applied and updating files for medical history and ongoing premiums.

Income Recognition from Discontinued Operations

Our primary source of income from discontinued operations are in the form realized gains on sales of structured settlements.

Realized Gains on Sales of Structured Settlements—Realized gains on sales of structured settlements are recorded when the structured settlements have been transferred to a third party and we no longer have continuing involvement, in accordance with ASC 860, Transfers and Servicing.

Deferred Costs

Deferred costs include costs incurred in connection with acquiring and maintaining credit facilities. These costs are amortized over the life of the related loan using the effective interest method and are classified as amortization of deferred costs in the accompanying consolidated statement of operations. These deferred costs related to the Company’s previous credit facility which was fully repaid in December 2012. The Company did not recognize any deferred cost on its current credit facility given all costs were expensed due to electing the fair value option in valuing the credit facility.

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

At December 31, 2013 and 2012, due to the large losses and the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and class action lawsuits, we recorded a full valuation allowance against our net deferred tax asset of $2.6 million and $27.8 million, respectively, as it is more likely than not that the net deferred tax asset is not realizable. As a result of these increases in the valuation allowance, we recorded no income tax benefit for 2013 and 2012.

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

In February of 2013, the Company was notified by the Internal Revenue Service of its intention to examine the Company’s partnership return for the year ended December 31, 2010. Subsequently, the Company was notified that the IRS has elected not to pursue this examination and as a result the audit notification was revoked.

Stock-Based Compensation

We have adopted ASC 718, Compensation—Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options and warrants, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments awarded upon or after the closing of our initial public offering will be determined based on a valuation using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

Gain on Maturities of Life Settlements with Subrogation Rights, net

In prior periods, the Company experienced maturities in respect of policies that were subject to subrogation claims of the LPIC Provider. These maturities were accounted for as contingent gains in accordance with ASC 450, Contingencies and the Company recognized gains only when all contingencies were resolved. Upon the execution of the Termination Agreement, the LPIC Provider released any and all subrogation claims and related salvage rights in the life insurance policies that had been characterized as “Life Settlements with Subrogation rights, net.” The Company did not reports any gains on maturities, net of subrogation in 2013 and, as a result of the Termination Agreement, the Company will no longer have any gains on maturities of life settlements with subrogation rights, net.

Held-for-sale and discontinued operations

The Company reports a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held-for-sale. The Company reports the results of operations of a business as discontinued operations if the business is classified as held-for-sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of a disposal transaction and the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

Accounting Changes

Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2013, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements.

Consolidated Results of Operations

Results of Continuing Operations

2013 Compared to 2012

Net income from continuing operations for the year ended December 31, 2013 was $51.8 million as compared to a net loss of $42.0 million for the year ended December 31, 2012, an improvement of $93.8 million. Total income from continuing operations was $89.1 million for the year ended December 31, 2013, an increase of $84.0 million over total income from continuing operations of $5.1 million during the same period in 2012. Total expenses from continuing operations were $37.2 million for the year ended December 31, 2013 compared to total expenses from continuing operations of $47.1 million incurred during the same period in 2012, a decrease of $9.9 million, or 21%.

Income

Interest Income. Interest income was $28,000 for the year ended December 31, 2013 compared to $1.7 million in 2012, a decrease of $1.7 million. During the years ended December 31, 2013 and 2012, the Company originated no loans. Interest income declined as the balance of loans receivable, net decreased from $3.0 million as of December 31, 2012 to zero as of December 31, 2013 due to loan maturities. Loans outstanding declined from 22 to zero at December 31, 2013. As a result of the voluntary termination of our premium finance business and maturity of all outstanding loans, we have ceased earning interest income.

Origination Fee Income. Origination fee income was zero for the year ended December 31, 2013, compared to $500,000 in 2012. Origination fee income decreased due to a decline in the balance of loans receivable, net, as noted above. As a result of the voluntary termination of our premium finance business, we did not originate any loans nor generate any origination fees during 2013 or 2012. We have ceased accruing origination fee income.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a gain of approximately $88.7 million for the year ended December 31, 2013 compared to a loss of $5.7 million for the year ended December 31, 2012, an increase of $94.3 million. This increase was a result of a $71.5 million unrealized gain in investment in life settlements primarily associated with the 416 polices that were acquired during the quarter ended June 30, 2013. The loss in 2012 was primarily driven by increased life expectancy inputs to the Company’s fair value model reflected in the updated life expectancy reports procured by the Company in respect to 149 insured lives. These reports showed that, in the aggregate, there was less health impairment and thus longer life expectancies relative to the original life expectancy reports inputted into the Company’s fair value model.

During the year ended December 31, 2013, four life insurance policies with face amounts totaling $14.1 million matured. The net gain of these maturities was $9.2 million and is recorded as a change in fair value of life settlements in the consolidated statement of operations for the year ended December 31, 2013. Proceeds from these maturities totaling $12.0 million were received during the year ended December 31, 2013 with $2.1 million receivable for maturity of life settlements at December 31, 2013. Of the total maturities, two policies with a face value of $6.0 and $2.1 million served as collateral under the White Eagle Credit Facility and the proceeds of $6.0 million were utilized to repay borrowings under the facility in January 2014.

As of December 31, 2013, the Company owned 612 policies with an estimated fair value of $303.0 million compared to $113.4 million at December 31, 2012, an increase of $189.6 million or 167%. Of the 612 policies, 457 policies were pledged to the Revolving Credit Facility and 155 policies were not pledged. During the year ended December 31, 2013, the Company acquired 432 life insurance policies compared to 31 policies during the same period in 2012. Of the 432 policies acquired during 2013, 16 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 29 policies acquired in the same manner for 2012. Of the remaining 416 policies, 323 policies were acquired upon the effectiveness of the Termination Agreement with the LPIC Provider and were previously held off balance sheet as contingent assets for financial reporting purposes in the prior period, with the remaining 93 acquired through the Company’s acquisition of CTL, for a total purchase price of $55.5 million. As of December 31, 2013, the aggregate death benefit of the Company’s investment in life settlements is $3.0 billion.

Of these 612 policies owned as of December 31, 2013, 569 were previously premium financed and are valued using discount rates that range from 16.80% – 26.80%. The remaining 43 policies are valued using discount rates that range from 14.80% – 20.80%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

(Loss) / Gain on life settlements, net. Loss on sale of life settlements, net was $2.0 million for the year ended December 31, 2013 compared to income of $151,000 in 2012. During the year ended December 31, 2013, the Company surrendered two policies resulting in a gain of approximately $255,000 and received proceeds of $1.0 million; sold eight policies resulting in a loss of approximately $922,000 with proceeds received of $5.8 million, and lapsed 20 policies resulting in a loss of $1.3 million. There were no surrendered policies for the year ended December 31, 2012. The amount of $151,000 for the year ended December 31, 2012 was associated with the sale of six policies during that period resulting in a gain of approximately $291,000 and a loss of $140,000 for a policy lapse.

Servicing Fee Income. Servicing income was $310,000 for the year ended December 31, 2013 compared to $1.2 million in 2012, a decrease of $873,000 or 74%. Servicing fee income is earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. This decrease was primarily due to a reduction in the number of policies serviced and at April 30, 2013 the Company stopped servicing assets for unaffiliated third parties as a result of the Termination Agreement.

Other Income. Other income was $2.0 million for the year ended December 31, 2013 compared to $748,000 in 2012, an increase of $1.3 million. The amount for 2013 is attributable to a write off of liabilities which were payable to a third party. The amount for 2012 was primarily related to insurance recovery from the Company’s insurance carrier associated with the USAO Investigation.

Gain on maturities of life settlements with subrogation rights, net. In the third quarter of 2011, two individuals covered under policies which were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these policies in the amount of $3.2 million net of subrogation expense during the third quarter of 2011. In the year ended December 31, 2012, the Company negotiated a settlement in respect of the larger policy and collected approximately $6.1 million, net of subrogation expenses, and reported a gain in accordance with ASC 450, Contingencies in its consolidated statement of operations for the year ended December 31, 2012 as all contingencies were resolved. There were no such gains for the year ended December 31, 2013. As a result of the Termination Agreement, the Company no longer holds life settlements with subrogation rights.

Expenses

Interest expense. Interest expense increased to $13.7 million during the year ended December 31, 2013, compared to $1.3 million during the same period in 2012, an increase of $12.4 million, as the principal on the note payable increased to $133.2 million as of December 31, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility. The estimated fair value of $123.8 million note payable at December 31, 2013 relates to the Revolving Credit Facility entered into on April 29, 2013 that is collateralized by the life insurance policies owned by White Eagle. Of the interest expense of $13.7 million, approximately $10.3 million represents loan origination costs incurred under the Revolving Credit Facility that were not capitalized as a result of electing the fair value option for valuing this debt and interest paid of $2.8 million. Interest expense also includes $4,000, $35,000 and $510,000 representing loan closing costs, amortization of note discount and interest paid, respectively, on the Bridge Facility entered into during the quarter ended March 31, 2013. We expect interest expense on the Revolving Credit Facility to increase in 2014 as we continue to borrow funds under this facility.

Change in fair value of note payable. Change in fair value of note payable was approximately $9.4 million for the year ended December 31, 2013 compared to zero for the year ended December 31, 2012. This change is associated with the adoption of the fair value option in accounting for the note payable and the lengthening of life expectancy estimates for the policies in the Revolving Credit Facility. The Revolving Credit Facility is valued at December 31, 2013 using a discount rate of 24.04%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Loss on extinguishment of Bridge Facility. Loss on extinguishment of Bridge Facility was approximately $4.0 million for the year ended December 31, 2013, compared to zero during the same period in 2012. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended June 30, 2013. The Bridge Facility had a face of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $426,000; all amounts were expensed during the year ended December 31, 2013 as a result of repayment of the facility.

(Gain)/Loss on Loan Payoffs and Settlements, net. Gain on loan payoffs and settlements, net, was $65,000 for the year ended December 31, 2013 compared to a loss of $125,000 in 2012.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was zero for the year ended December 31, 2013 compared to $515,000 in 2012. This provision records loan impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy.

Amortization of Deferred Costs. Amortization of deferred costs was $7,000 during the year ended December 31, 2013 as compared to $1.9 million in 2012. Lender protection insurance related costs accounted for zero and $1.5 million of total amortization of deferred costs during the years ended December 31, 2013 and 2012, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and no loans with lender protection insurance remained outstanding as of December 31, 2013.

Selling, General and Administrative Expenses. SG&A expenses were $29.0 million for the year ended December 31, 2013 compared to $43.4 million in 2012. This was primarily a result of a $1.3 million reduction in personnel cost, $377,000 reduction in D&O insurance expense, $12.3 million reduction in legal fees and $479,000 reduction in other SG&A expenses.

Legal expenses for 2013 were $11.7 million compared to $24.0 million for 2012. Of the legal expense, approximately $4.5 million is mainly associated with the USAO Investigation for 2013, compared to $14.3 million for the year ended December 31, 2012. Legal expense also includes approximately $2.3 million and $5.1 million associated with the class action litigation and derivative action for the years ended December 31, 2013 and 2012, respectively.

Approximately $749,000 was included in legal expenses for the year ended December 31, 2012, which represents a reserve established for the Insurance Coverage Declaratory Relief Complaint. Based on the class action settlement, this amount was reversed during the year ended December 31, 2013 and is offset against legal fees, see Note 15, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

2012 Compared to 2011

Net loss from continuing operations for the year ended December 31, 2012 was $42.0 million as compared to a net loss of $33.8 million for the year ended December 31, 2011, an increase of $8.2 million or 24%. Total income from continuing operations was $5.1 million for the year ended December 31, 2012, a reduction of $27.2 million over total income from continuing operations of $32.3 million during the same period in 2011. Total expenses from continuing operations were $47.1 million for the year ended December 31, 2012 compared to total expenses from continuing operations of $66.1 million incurred during the same period in 2011, a decrease of $18.9 million, or 29%.

Income

Agency Fee Income. Agency fee income was zero for the year ended December 31, 2012 compared to $6.5 million for 2011, a decrease of $6.5 million. Agency fee income was earned solely as a function of originating loans. We did not fund any loans during the year ended December 31, 2012, compared to the 55 loans funded during 2011. As a result of the voluntary termination of our premium finance business, we did not receive any income from agency fees in 2012 and will not in the future.

Interest Income. Interest income was $1.7 million for the year ended December 31, 2012 compared to $7.8 million for 2011, a decrease of $6.1 million, or 78%. During the years ended December 31, 2012 and December 31, 2011, the Company originated zero and 55 loans respectively. Interest income declined as the balance of loans receivable, net decreased from $29.4 million as of December 31, 2011 to $3.0 million as of December 31, 2012 due to significant loan maturities. Loans outstanding declined from 138 to 22 at December 31, 2012. There were no significant changes in interest rates. The weighted average per annum interest rate for life finance loans outstanding as of December 31, 2012 and 2011 was 13.4% and 12.3%, respectively. As a result of the voluntary termination of our premium finance business, we ceased earning interest income once our outstanding premium finance loans mature.

Origination Fee Income. Origination fee income was $500,000 for the year ended December 31, 2012, compared to $6.5 million for 2011, a decrease of $6.0 million, or 92%. Origination fee income decreased due to a decline in the average balance of loans receivable, net, as noted above. Also, the Company reduced origination fees charged after ceasing the LPIC program, under which the majority of origination fees were passed along to the LPIC provider. Origination fees as a percentage of the principal balance of the loans originated was 25.0% during 2011. As a result of the voluntary termination of our premium finance business, we did not originate any loans or loan origination fees during 2012.

Gain on Forgiveness of Debt. Gain on forgiveness of debt was zero for the year ended December 31, 2012 compared to $5.0 million in 2011. These gains arise out of a settlement agreement with Acorn Capital in 2011. Zero loans out of 119 loans financed in the Acorn facility remained outstanding as of December 31, 2012. The gains were largely offset by a loss on loan payoffs, net related to Acorn loans of $4.1 million during 2011.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a loss of approximately $5.7 million for the year ended December 31, 2012 compared to a gain of $570,000 in 2011, a decrease of $6.2 million. This loss was primarily driven by increased life expectancy inputs to the Company’s fair value model reflected in the updated life expectancy reports procured by the Company in respect of 149 insured lives. These reports showed that, in the aggregate, there was less health impairment and thus longer life expectancies relative to the original life expectancy reports inputted into the Company’s fair value model. The $570,000 unrealized change in fair value recorded during the year ended December 31, 2011 included $3.0 million attributable to revisions made to the application of our valuation technique and assumptions used in our fair value calculation made in the quarter ended March 31, 2011, as described in Note 2, “Summary of Significant Accounting Policies.”

In 2012, two updated life expectancy reports showed discrepancies with the previously reviewed and relied upon medical records of two insureds, resulting in significant extensions to the insureds’ life expectancies. Change in fair value of life settlements for these two policies accounted for approximately $3.3 million of the $5.7 million loss for the year ended December 31, 2012.

As of December 31, 2012, the Company owned 214 policies with an estimated fair value of $113.4 million compared to $90.9 million at December 31, 2011, an increase of $22.5 million or 25%. During the year ended December 31, 2012, the Company acquired 31 life insurance policies compared to 151 policies during the year ended December 31, 2011. Total aggregate death benefit of polices acquired was $166.0 million and $774.3 million for the years ended December 31, 2012 and December 31, 2011, respectively. Of the 31 policies acquired during 2012, 29 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 14 policies acquired in the same manner for 2011. As of December 31, 2012, the aggregate death benefit of the Company’s investment in life settlements was $1.1 billion. During the year ended December 31, 2012, we sold 6 policies and wrote off 1 policy.

Of these 214 policies owned as of December 31, 2012, 171 were previously premium financed and were valued using discount rates that ranged from 16.80% – 33.80%. The remaining 43 policies were valued using discount rates that ranged from 14.80% – 21.30%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Servicing Fee Income. Servicing income was $1.2 million for the year ended December 31, 2012 compared to $1.8 million for 2011, a decrease of $631,000 or 35%. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. This decrease was primarily due to a reduction in the number of policies serviced.

Gain on Maturities of Life Settlements with Subrogation Rights, net. During 2011, two individuals covered under policies that were subject to subrogation claims unexpectedly passed away. The Company collected the death benefit on one of these polices in the amount of $3.2 million, net of subrogation expenses. In 2012, the Company negotiated a settlement in respect to the larger policy and collected approximately $6.1 million, net of subrogation expenses. The gain was reported in accordance with ASC 450, Contingencies in the consolidated statement of operations for the year ended December 31, 2012.

Expenses

Interest Expense. Interest expense was $1.3 million for the year ended December 31, 2012 compared to $8.5 million for 2011, a decrease of $7.3 million, or 85%. The decrease in interest expense is due to a decline in notes payable from $19.3 million as of December 31, 2011 to zero as of December 31, 2012. These notes payable, the majority of which were guaranteed under insurance provided by the LPIC Provider which was discontinued as of December 2010, declined as premium finance loans serving as collateral for these notes matured during the year ended December 31, 2012.

Provision for Losses on Loans Receivable. Provision for losses on loans receivable was $515,000 during the year ended December 31, 2012, compared to $7.6 million during 2011, a decrease of $7.1 million or 93%. This provision recorded impairments on existing loans in order to adjust the carrying value of the loan receivable to the fair value of the underlying policy or when collectability of the LPIC claim payment was uncertain. See Note 7, “Loans Receivable” and Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

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

Amortization of Deferred Costs. Amortization of deferred costs was $1.9 million during the year ended December 31, 2012 as compared to $6.1 million for 2011, a decrease of $4.2 million, or 69%. Lender protection insurance related costs accounted for $1.5 million and $4.9 million of total amortization of deferred costs during the years ended December 31, 2012 and 2011, respectively. As described previously, the lender protection insurance program was terminated as of December 31, 2010 and loans with lender protection insurance remained outstanding as of December 31, 2012. Only $7,000 of lender protection insurance related costs remained to be amortized.

Selling, General and Administrative Expenses. SG&A expenses were $43.4 million for the year ended December 31, 2012 compared to $40.0 million for 2011. This was due primarily to an increase in legal expenses of $14.1 million, an increase in professional fees of $889,000 and an increase in D&O insurance expense of $1.6 million. These increases were offset by a decrease of $8.0 million associated with the Non-Prosecution Agreement, a decrease in personnel costs of $3.5 million and a decrease in other SG&A of $1.8 million.

Legal expenses for 2012 were $24.0 million compared to $9.9 million for 2011; of the total legal expense for 2012, approximately $14.3 million was associated with the USAO Investigation compared to $6.0 million for the year ended December 31, 2011. Legal expense also included approximately $5.1 million associated with the class action litigation and derivative action for the year ended December 31, 2012.

Adjustments to our allowance for doubtful accounts for past due agency fees were charged to bad debt expense during 2011. There was no charge to bad debt expense for agency fee receivable for the year ended December 31, 2012. Our determination of the allowance was based on an evaluation of the agency fee receivable, prior collection history, current economic conditions and other inherent risks. The allowance for doubtful accounts for past due agency fees was $260,000 as of December 31, 2012 and 2011, respectively.

Due to the USAO Investigation, SEC investigation, Non-Prosecution Agreement and the class action lawsuits and the effect that they and related matters have had on our business, the Company determined that it was more likely than not that the net deferred tax asset at December 31, 2012 and 2011 was not realizable and accordingly, established a 100 percent valuation allowance against its net deferred tax asset at December 31, 2012 and 2011. As a consequence, the Company had no income tax provision or benefit for the years ended December 31, 2012 and 2011.

Results of Discontinued Operations

2013 Compared to 2012

Net income from our discontinued structured settlement operations for the year ended December 31, 2013 was $13.5 million as compared to a loss of $2.6 million for the year ended December 31, 2012, an improvement of $16.1 million. Total income from our discontinued structured settlement operations was $22.6 million for the year ended December 31, 2013 compared to $14.0 million in 2012, an increase of $8.6 million. This increase is mainly associated with an $11.3 million gain as a result of the disposal of the structured settlement operations. During the year ended December 31, 2013, our discontinued structured settlement operations sold 529 structured settlements for a gain of $9.6 million compared to 1,235 structured settlements sold for a gain of $11.5 million during the same period in 2012, a reduction of $1.9 million or 16%. Unrealized change in fair value of structured settlements receivable was $1.2 million for the year ended December 31, 2013 compared to $1.8 million in for the year ended December 31, 2012.

Total expenses from our discontinued structured settlement operations were $9.1 million for the year ended December 31, 2013 compared to $16.6 million incurred during the same period in 2012, a decrease of $7.5 million, or 45%. This reduction is mainly attributable to $2.5 million decrease in personnel cost, $3.1 million decrease in advertising, $1.2 million decrease in legal fees, $588,000 decrease in professional fees and $194,000 decrease in other SG&A expenses.

2012 Compared to 2011

Net loss from our discontinued structured settlement operations for the year ended December 31, 2012 was $2.6 million as compared to $5.4 million for the year ended December 31, 2011, an improvement of $2.8 million. Total income from our discontinued structured settlement operations was $14.0 million for the year ended December 31, 2012 compared to $11.9 million in 2011, an increase of $2.1 million. During the year ended

December 31, 2012, our discontinued structured settlement operations sold 1,235 structured settlements for a gain of $11.5 million compared to 979 structured settlements sold for a gain of $5.8 million during the same period in 2011, a reduction of $5.7 million or 98%. Unrealized change in fair value of structured settlements receivable was $1.8 million for the year ended December 31, 2012 compared to $5.3 million for the year ended December 31, 2011, a decrease of $3.5 million, or 66%.

Total expenses from our discontinued structured settlement operations were $16.6 million for the year ended December 31, 2012 compared to $17.4 million incurred during the same period in 2011, a decrease of $747,000, or 4%. This reduction was mainly attributable to a $1.1 million decrease in advertising, $163,000 decrease in legal fees and a $477,000 decrease in other SG&A expenses. These reductions were offset by an increase in personnel costs of $608,000 and professional fees of $361,000.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facility and other financing arrangements.

The Company has expended considerable resources responding to and resolving the USAO Investigation with regard to the Company, as well as responding to the SEC Investigation and related litigation, advancing indemnification costs on behalf of current and former employees and in conducting an independent investigation of the facts and circumstances surrounding the USAO Investigation. As of December 31, 2013, the Company’s cumulative legal and related fees in respect of these matters were $34.7 million, including $4.5 million incurred during the year ended December 31, 2013. We believe we will continue to spend significant amounts on legal matters related to the SEC Investigation and the USAO Investigation, as well as for general litigation and judicial proceedings over the next year, and possibly beyond. In addition, under the class action and derivative litigation settlements, the Company has undertaken to advance legal fees and indemnify certain individuals covered under the director and officer liability insurance policies. The remaining obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have an adverse effect on the Company’s financial position and results of operations.

We expect to meet our liquidity needs for the next year primarily through our cash resources. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company. The Company must proactively manage its cash in order to effectively run its businesses, maintain the policies that have not been pledged under the Revolving Credit Facility and opportunistically grow its assets. The Company may in the future pledge and/or borrow against certain or all of the 155 policies that have not been pledged under the Revolving Credit Facility, the majority of which had historically been maintained by the LPIC Provider. It may also determine to sell all or a portion of these policies and, under certain circumstances, lapse certain of these policies as its portfolio management strategy and liquidity needs dictate. We may also seek to reduce our operating expenses in order to preserve the value of our existing portfolio of policies. The lapsing of policies, if any, would create losses as such assets would be written down to zero.

As of December 31, 2013, we had approximately $22.7 million of cash and cash equivalents, and restricted cash of $13.5 million. Restricted cash includes $12.5 million received from the Company’s D&O Carrier and $1.0 million that was contributed by the Company. Restricted cash in respect of the final settlement of the class action and derivative litigation and related matters was released from escrow and paid out in the first quarter of 2014.

On February 21, 2014, the Company issued $70.7 million in aggregate principal amount of 8.50% senior unsecured notes due 2019. We intend to use the majority of the proceeds to lend against portfolios of policies with underwriting and cash flow characteristics that are satisfactory to the Company with the remainder of the proceeds used to strategically acquire life insurance policies in the secondary and tertiary markets, to pay the premiums on certain life insurance policies that we own and for general corporate purposes, including working capital.

Financing Arrangements Summary

Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year Revolving Credit Facility with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent (the “Agent”).

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. White Eagle owns a portfolio of 457 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $254.5 million at December 31, 2013, which has been pledged as collateral under the Revolving Credit Facility. In addition, the Company’s equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. As of December 31, 2013, the borrowing base was approximately $135.4 million and borrowings under the facility were $133.2 million.

Amortization & Distributions. Proceeds from the policies pledged as collateral under the Revolving Credit Facility will be distributed pursuant to a contractual waterfall governing priority of payments. Absent an event of default, after premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding interest and principal on the loan, unless the lenders determine otherwise. Generally, after payment of interest and principal, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. With respect to approximately 25% of the face amount of policies pledged as collateral under the Revolving Credit Facility, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments in respect of amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle will instead be held in a designated account controlled by the lenders and may be applied to fund operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at December 31, 2013 is 5.5%. The Company’s policy is to record interest expense for the cash portion of interest paid during the period. Accrued interest is reflected as a component of the estimated fair value of the note payable.

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

Covenants/Events of Defaults. The Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the Revolving Credit Facility (including in relation to breaches by third parties thereunder), changes in control of or insolvency or bankruptcy of the Company and relevant subsidiaries and performance of certain obligations by certain relevant subsidiaries, White Eagle and third parties. The Revolving Credit Facility does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

At December 31, 2013, the fair value of the debt under the Revolving Credit Facility was $123.8 million and the outstanding principal was approximately $133.2 million as of December 31, 2013. See Note 13, “Fair Value Measurements.”

8.50% Senior Unsecured Notes Due 2019

In February 2014, we closed on a private offering for an aggregate $70.7 million of 8.50% senior unsecured convertible notes due 2019. The Notes were sold to certain accredited investors pursuant to Regulation D under the Securities Act of 1993 and to an initial purchaser who then sold the Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Notes were issued pursuant to an indenture dated February 21, 2014, between us and U.S. Bank National Association, as trustee (“the Indenture”). Certain entities affiliated with shareholders of the Company who individually hold in excess of 5% of our common stock purchased Notes in the offering, including entities affiliated with two members of our Board of Directors.

The Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The Notes are effectively subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness. The Notes are not guaranteed by our subsidiaries.

The maturity date of the Notes is February 15, 2019. The Notes accrue interest at the rate of 8.50% per annum on the principal amount of the Notes, payable semi-annually in arrears on August 15 and February 15 of each year with the first interest payment on August 15, 2014.

Except as described below, the Notes are convertible into shares of common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, except that, prior to the earlier of the date on which the Company obtains the approval of its shareholders to issue shares of common stock upon conversion of the Notes in an amount that exceeds 19.99% of its outstanding common stock on the date the Notes are initially issued in accordance with the listing standards of the New York Stock Exchange, the date on which such shareholder approval is no longer required, or, August 15, 2018, holders may only convert their Notes upon the satisfaction of certain conditions.

The Notes may be converted into shares of common stock initially at a conversion rate of 147.9290 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $6.76 per share of common stock), subject to adjustment; provided, however, unless and until the Company obtains the shareholder approval referenced above or such shareholder approval is no longer required under the listing standards of the NYSE, the number of shares of common stock received upon conversion will be subject to a “conversion share cap” (equivalent to the pro rata portion of such 19.99% limit represented by the Notes to be converted). Holders who are either affiliated with the Company’s directors or executive officers or are owners of 5% or more of the Company’s common stock will be subject to additional limitations on the number of shares of common stock that may be delivered to them with respect to a conversion of Notes they own prior to shareholder approval. In addition, unless and until such shareholder approval is obtained or is no longer required under the listing standards of the NYSE, the Company will, unless the Company elects otherwise, elect “combination settlement” with a specified dollar amount per $1,000 principal amount of Notes of at least $1,000 for all Notes submitted for exchange, which means the Company will be obligated to settle conversion obligation by paying up to the specified dollar amount with respect to such Notes in cash and delivering shares of common stock for any conversion value in excess of such specified dollar amount, subject to the conversion share cap. Any conversion value above the conversion share cap will be paid in cash.

The Company may not redeem the Notes prior to February 15, 2017. On and after February 15, 2017, and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if we call the Notes for redemption, a make-whole fundamental change will be deemed to occur. As a result, we will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for holders who convert their notes prior to the redemption date.

The Company intends to seek shareholder approval at its 2014 Annual Shareholder Meeting to issue shares of common stock upon conversion in excess of the conversion share cap and other limitations imposed by Section 312 of the NYSE Listed Company Manual that require shareholder approval (i) in order for the Notes to be convertible into a number of shares of common stock that exceeds 1.0% of the number of shares of common stock or voting power outstanding before the issuance where those shares are issuable to a director, officer or “substantial security holder” of the Company or an affiliate of such person, and (ii) in order for the Notes to be convertible into a number of shares of Common Stock that exceeds 5% of the number of shares of Common Stock or voting power outstanding before the issuance where those shares are issuable to a substantial security holder.

Cash Flows

The following table summarizes our cash flows, which includes both continuing and discontinued operations, from operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(24,431)	$(38,142)	$(46,362)
Investing activities	(29,044)	48,636	(92,542)
Financing activities	69,173	(19,748)	140,935

Increase (decrease) in cash and cash equivalents	$15,698	$(9,254)	$2,031

Operating Activities

Net cash used in operating activities for the year ended December 31, 2013 was $24.4 million. Our net income of $65.3 million was adjusted for; loan origination costs of $10.3 million which were incurred to obtain our revolving credit facility and expensed during 2013; loan financing costs of $2.0 million which represent interest expense associated with the Revolving Credit Facility, which amount is a non-cash item as it was withheld by the lender and added to the outstanding loan balance; loss on extinguishment of $4.0 million for deferred financing costs recognized because the Bridge Facility was repaid before the maturity date; change in fair value of life settlement gains of $88.7 million which is mainly attributable to the significant purchase of a portion of our portfolio during the second quarter of 2013; change in fair value of credit facility gains of $9.4 million which resulted from the Company adopting the fair value option for its Revolving Credit Facility; gain from business disposition of $11.3 million which resulted from the sale of the structured settlement operations; and, a net positive change in the components of operating assets and liabilities of $1.2 million. This $1.2 million change in operating assets and liabilities is partially attributable to a $12.8 million decrease in prepaid expenses due to collections of insurance recoveries from our D&O Carrier associated with the class action litigation and derivative settlement and a $13.5 million increase in restricted cash which holds the amount collected from the D&O Carrier.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $29.0 million and includes $12.1 million in proceeds received from sale of investment securities available for sale which was a result of the Company’s disposing of its available for sale investment portfolio, $12.0 million from maturity of life settlements that was associated with three deaths occurred during the year, $5.8 million from sale of investments in life settlements that were associated with the sale of eight policies during 2013, $11.4 million from business disposition which related to the sale of the structured settlement operations. These were offset by $65.1 million for premiums paid on investments in life settlements which resulted from an increase in the number of polices held and payments made on these policies to ensure they are on a quarterly payment schedule and $7.0 million for purchase of investment in life settlement through the Termination Agreement.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $69.2 million and includes $41.4 million in proceeds from the bridge facility that was obtained in March 2013, and $78.3 million from our new credit facility that was obtained in April 2013. These were offset by repayment of the bridge facility of $45.0 million in April 2013 and payment of loan origination cost of $6.7 million associated with the Bridge Facility and Revolving Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$477	$477	$—	—	—
Note payable(1)	133,220	—	—	—	133,220
Interest payable	1,522	1,522	—	—	—
Settlement(2)	13,500	13,500	—	—	—
Warrants(3)	5,400	5,400	—	—	—

	$154,119	$20,899	$—	$—	$133,220

(1)	Collectability from policy maturities pledged under the Revolving Credit Facility will generally be used to pay down the Note payable. Please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangement Summary—Revolving Credit Facility—Amortization & Distributions.
(2)	Represents cash settlement portion of the class action settlement and legal fee reimbursement for the derivative settlement. These amounts were paid in the first quarter of 2014.
(3)	Represents the estimated fair value of 2.0 million warrants to be issued in connection with the class action settlement. The Company expects to issue the warrants by April 15, 2014.

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

Off-Balance Sheet Arrangements

At December 31, 2013, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk. As of December 31, 2013 we did not hold material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Historically, we managed our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that had a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At December 31, 2013, we had no outstanding loans.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of December 31, 2013:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Occidental Life Insurance Company	26.2%	20.3%	A1	AA-
Lincoln National Life Insurance Company	21.1%	20.9%	A1	AA-
Lincoln Benefit Life	11.5%	9.8%	Baa1	BBB+
AXA Equitable	10.0%	11.2%	Aa3	A+

Interest Rate Risk

At December 31, 2013, fluctuations in interest rates did not impact interest expense in the life finance business. As discussed above in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the 1.5% floor provided in the Revolving Credit Facility, however, would likely affect the calculation of the fair value of the note payable under the Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact for fiscal year 2014.

We earn income on the unrealized changes in fair value of life insurance policies we acquire in the life settlement and secondary markets. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of December 31, 2013, we owned investments in life settlements with a fair value of $303.0 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page F-2 is incorporated herein by reference.

Item 9B. Other Information

On March 4, 2014, as part of the corporate governance reforms contemplated by the settlement of the derivative litigation described in Note 15 to our consolidated financial statements, the Company amended and restated its bylaws, adding an advanced director resignation requirement in Article 4 and modifying certain conditions to indemnification and advancement in Article 10.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed 120 days after December 31, 2013.

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

Item 11. Executive Compensation

The information regarding executive compensation is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to the Proxy Statement to be filed within 120 days after December 31, 2013.

Shown below is certain information as of December 31, 2013 regarding equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in other column)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	831,282	$8.46	334,166

Total	831,282	$8.46	334,166

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2013.

Item 14. Principal Accountant Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement to be filed with 120 days after December 31, 2013.

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

Date: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTONY MITCHELL Antony Mitchell	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2014

/S/ RICHARD O’CONNELL, JR. Richard O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer (Principal Financial and Accounting Officer)	March 10, 2014

/S/ JAMES CHADWICK James Chadwick	Director	March 10, 2014

/S/ MICHAEL A. CROW Michael A. Crow	Director	March 10, 2014

/S/ ANDREW DAKOS Andrew Dakos	Director	March 10, 2014

/S/ RICHARD DAYAN Richard Dayan	Director	March 10, 2014

/S/ PHILLIP GOLDSTEIN Phillip Goldstein	Chairman of the Board of Directors	March 10, 2014

/S/ GERALD HELLERMAN Gerald Hellerman	Director	March 10, 2014

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 of Imperial Holdings, Inc. and its Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) in the Securities Exchange Act of 1934. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and Stockholders

Imperial Holdings, Inc.

We have audited the internal control over financial reporting of Imperial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and Shareholders

Imperial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Imperial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 10, 2014

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2013	2012
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$14,722	$7,001
Cash and cash equivalents (VIE Note 3)	7,977	—
Restricted cash	13,506	1,162
Investment securities available for sale, at estimated fair value	—	12,147
Deferred costs, net	—	7
Prepaid expenses and other assets	1,331	14,165
Deposits—other	1,597	2,855
Interest receivable, net	—	822
Loans receivable, net	—	3,044
Structured settlement receivables, at estimated fair value	660	1,680
Structured settlement receivables at cost, net	797	1,574
Investment in life settlements, at estimated fair value	48,442	113,441
Investment in life settlements, at estimated fair value (VIE Note 3)	254,519	—
Receivable for maturity of life settlements (VIE Note 3)	2,100	—
Fixed assets, net	74	217
Investment in affiliates	2,378	2,212
Assets of segment held for sale	—	15

Total assets	$348,103	$160,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,977	$6,606
Accounts payable and accrued expenses (VIE Note 3)	341	—
Other liabilities	21,221	20,796
Note payable, at estimated fair value (VIE Note 3)	123,847	—
Income taxes payable	6,295	6,295

Total liabilities	154,681	33,697
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock (80,000,000 authorized; 21,237,166 and 21,206,121 issued and issued and outstanding as of December 31, 2013 and 2012, respectively)	212	212
Additional paid-in-capital	239,506	238,064
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(46,296)	(111,628)

Total stockholders’ equity	193,422	126,645

Total liabilities and stockholders’ equity	$348,103	$160,342

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2013	2012	2011
	(in thousands, except share and per share data)
Income
Agency fee income	$—	$—	$6,470
Interest income	28	1,685	7,750
Interest and dividends on investment securities available for sale	14	391	640
Origination fee income	—	500	6,480
Gain on forgiveness of debt	—	—	5,023
(Loss) gain on life settlements, net	(1,990)	151	5
Change in fair value of life settlements (Notes 11 & 13)	88,686	(5,660)	570
Servicing fee income	310	1,183	1,814
Gain on maturities of life settlements with subrogation rights, net	—	6,090	3,188
Other income	2,030	748	341

Total income	89,078	5,088	32,281

Expenses
Interest expense	13,657	1,255	8,524
Change in fair value of note payable (Notes 12 & 13)	(9,373)	—	—
Loss on extinguishment of Bridge Facility	3,991	—	—
Provision for losses on loans receivable	—	515	7,589
(Gain) loss on loan payoffs and settlements, net	(65)	125	3,837
Amortization of deferred costs	7	1,867	6,076
Personnel costs	8,177	9,452	12,906
Department of Justice	—	—	8,000
Legal fees	11,701	23,974	9,855
Professional fees	5,281	5,262	4,373
Insurance	1,953	2,330	756
Other selling, general and administrative expenses	1,887	2,366	4,139

Total expenses	37,216	47,146	66,055

Income (loss) from continuing operations before income taxes	51,862	(42,058)	(33,774)
Provision (benefit) for income taxes	39	(39)	—

Net income (loss) from continuing operations	$51,823	$(42,019)	$(33,774)

Discontinued Operations:
Income (loss) from discontinued operations, net of income taxes	2,198	(2,615)	(5,424)
Gain on disposal of discontinued operations, net of income taxes	11,311	—	—

Net income (loss) from discontinued operations	13,509	(2,615)	(5,424)

Net income (loss)	$65,332	$(44,634)	$(39,198)

Earnings (loss) per share:
Basic earnings (loss) per common share
Continuing operations	$2.44	$(1.98)	$(1.75)
Discontinued operations	$0.64	$(0.12)	$(0.28)

Net income (loss)	$3.08	$(2.10)	$(2.03)

Diluted earnings (loss) per common share
Continuing operations	$2.44	$(1.98)	$(1.75)
Discontinued operations	$0.64	$(0.12)	$(0.28)

Net income (loss)	$3.08	$(2.10)	$(2.03)

Weighted average shares outstanding:

Basic	21,216,487	21,205,747	19,352,063

Diluted	21,218,938	21,205,747	19,352,063

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Net income (loss)	$65,332	$(44,634)	$(39,198)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investment securities available for sale	—	63	(66)
Reclassification adjustment for gains included in net income	3	—	—

Comprehensive income (loss)	$65,335	$(44,571)	$(39,264)

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

	Member Units - Common		Member Units - Preferred A		Member Units - Preferred B		Member Units - Preferred C		Member Units - Preferred D		Member Units - Preferred E		Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
	(in thousands, except share data)
Balance, January 1, 2011	337,500	$11,462	90,796	$4,035	25,000	$2,500	70,000	$7,000	7,000	$700	73,000	$7,300	—	—	—	$(27,796)	—	$5,201
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(39,198)	(66)	(39,264)
Conversion of debt and membership units into common shares	(337,500)	(11,462)	(90,796)	(4,035)	(25,000)	(2,500)	(70,000)	(7,000)	(7,000)	(700)	(73,000)	(7,300)	2,300,273	23	38,132	—	—	5,158
Conversion of Skarbonka debt into common shares, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	1,272,727	13	23,693	—	—	23,706
Phantom shares converted into common shares	—	—	—	—	—	—	—	—	—	—	—	—	27,000	—	290	—	—	290
Issuance of common stock pursuant to IPO, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	17,602,614	176	174,057	—	—	174,233
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,583	—	—	1,583

Balance, December 31, 2011	—	—	—	—	—	—	—	—	—	—	—	—	21,202,614	$212	237,755	$(66,994)	$(66)	$170,907
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(44,634)	63	(44,571)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	309	—	—	309
Restricted stock issued	—	—	—	—	—	—	—	—	—	—	—	—	3,507	—	—	—	—	—

Balance, December 31, 2012	—	—	—	—	—	—	—	—	—	—	—	—	21,206,121	$212	238,064	$(111,628)	$(3)	$126,645
Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—		—	65,332	3	65,335
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—		—	1,316	—	—	1,316
Restricted stock issued	—	—	—	—	—	—	—	—	—	—	—	—	17,286	—	69	—	—	69
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	13,759	—	57	—	—	57

Balance, December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	—	21,237,166	$212	$239,506	$(46,296)	$—	$193,422

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income (loss)	$65,332	$(44,634)	$(39,198)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	183	385	612
Revolving Credit Facility origination cost	10,340	—	—
Revolving Credit Facility financing cost	2,028	—	—
Amortization of premiums and accretion of discounts on available for sale securities sale securities	21	962	1,198
Provision for doubtful accounts	—	—	661
Provision for losses on loans receivable	—	515	7,589
Stock-based compensation	1,442	309	1,873
(Gain) loss on loan payoffs and settlements, net	(65)	125	3,837
Origination fee income	—	(500)	(6,480)
Change in fair value of life settlements	(88,686)	5,660	(570)
Unrealized change in fair value of structured settlements	(1,230)	(1,823)	(5,302)
Change in fair value of note payable	(9,373)	—	—
Loss (gain) on life settlements	1,990	(151)	(5)
Gain on forgiveness of debt	—	—	(5,023)
Interest income on loans	(258)	(2,014)	(8,303)
Amortization of deferred costs	7	1,867	6,076
Loss on extinguishment of Bridge Facility	3,991	—	—
Gain on sale and prepayment of investment securities available for sale	(22)	(53)	(21)
Accretion of discount on debenture payable	—	—	233
Net gain from business disposition	(11,311)	—	—
Change in value of warrants to be issued	2,299	3,082	—
Change in assets and liabilities:
Restricted cash	(13,506)	—	—
Certificate of deposit-restricted	—	895	—
Deposits—other	1,258	(2,094)	(68)
Agency fees receivable	—	—	479
Investment in affiliates	(165)	(1,171)	(964)
Structured settlement receivables	3,124	12,827	(5,539)
Prepaid expenses and other assets	12,848	(10,833)	(1,996)
Deferred Costs	—	—	2,755
Accounts payable and accrued expenses	(2,938)	(9,730)	12,625
Other liabilities	(1,874)	13,435	(3,634)
Interest receivable	95	343	(439)
Interest payable	—	(5,505)	(6,758)
Deferred income tax	39	(39)	—

Net cash used in operating activities	(24,431)	(38,142)	(46,362)

	2013	2012	2011
	(In thousands)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(15)	(21)	(311)
Purchase of investment securities available for sale	—	(35,492)	(127,974)
Proceeds from sale and prepayments of investment securities available for sale	12,111	79,781	69,490
Premiums paid on investments in life settlements	(65,121)	(27,804)	(16,321)
Purchases of investments in life settlements	(7,000)	(130)	(50,480)
Proceeds from sale of investments in life settlements	5,780	5,626	—
Proceeds from maturity of investments in life settlements	12,039	—	—
Proceeds from policy surrender	1,049	—	—
Proceeds from loan payoffs and lender protection insurance claims received in advance	691	26,676	51,778
Originations of loans receivable	—	—	(18,724)
Net proceeds associated with business disposition	11,422	—	—

Net cash (used in) provided by investing activities	(29,044)	48,636	(92,542)

Cash flows from financing activities
Revolving Credit and Bridge Facility origination cost	(6,731)	—	—
Proceeds from initial public offering, net of offering expenses	—	—	174,233
Repayment of borrowings under credit facilities	—	(19,277)	(36,176)
Restricted cash	1,162	(471)	—
Repayment of borrowings under bridge facility	(45,000)	—	—
Borrowings from revolving credit facility	78,342	—	234
Borrowings from bridge facility	41,400	—	—
Borrowings from affiliates	—	—	2,644

Net cash provided by (used in) by financing activities	69,173	(19,748)	140,935

Net increase (decrease) in cash and cash equivalents	15,698	(9,254)	2,031
Cash and cash equivalents, at beginning of the year	7,001	16,255	14,224

Cash and cash equivalents, at end of the year	$22,699	$7,001	$16,255

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$1,270	$6,746	$14,992

Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	$3,168	$5,724	$6,409

Supplemental disclosures of non-cash financing activities:
Conversion of debt to common stock	$—	$—	$35,158

Purchase of policies through release of subrogation claim paid by lender	$48,500	$—	$—

Credit facility origination costs	$4,000	$—	$—

Interest payment and fees withheld from borrowings by lender	$2,378	$—	$—

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

The Company, operating through its subsidiaries, is a specialty finance company with its corporate office in Boca Raton, Florida. The Company, prior to the sale of its structured settlement business discussed below, operated in two reportable business segments: life finance (formerly referred to as premium finance) and structured settlements. In the life finance business, the Company earns income from changes in the fair value of life settlements the Company acquires and receipt of death benefits with respect to matured life insurance policies it owns. In the structured settlement business, the Company purchased structured settlements at a discounted rate and sold such assets to third parties (see Discontinued Operations below).

In February 2011, the Company completed the sale of 17,602,614 shares of common stock in its initial public offering at a price of $10.75 per share. The Company received net proceeds of approximately $174.2 million after deducting the underwriting discounts and commissions and its offering expenses.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business to Majestic Opco L.L.C for $12.0 million pursuant to an Asset Purchase Agreement.

As a result, the Company has discontinued segment reporting and classified its operating results, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations for each of the three years in the period ended December 31, 2013, and the related notes to the consolidated financial statements have been retrospectively revised to reflect the classification of our structured settlement business operating results, net of tax, as discontinued operations. See Note 10, “Discontinued Operations,” for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiaries and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from servicing policies pledged as collateral under the Revolving Credit Facility.

Ownership of Life Insurance Policies

In the ordinary course of business, a large portion of our borrowers defaulted by not paying off their loans and relinquished ownership of their life insurance policies to us in exchange for our release of the obligation to pay amounts due. We also buy life insurance policies in the secondary and tertiary markets. We account for life insurance policies that we own as investments in life settlements (life insurance policies) in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to either elect the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these life insurance policies as investments using the fair value method.

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

Valuation of Insurance Policies

Our valuation of insurance policies is a critical component of our estimate of the fair value of our investments in life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the Company’s estimate of the life expectancy of the insured and the discount rate.

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

As is the case with most market participants, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value at December 31, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$252,337	$(50,624)
—	$302,961	—
-6	$358,123	$55,162

Future changes in the life expectancies could have a material effect on the fair value of our investment in life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

Prior to the second quarter of 2013, the Company would adjust its average, or blend, of the two life expectancy reports when the difference in the probability of mortality between the reports was greater than 150%. In those instances the Company would cap the higher mortality factor at amount that was 150% above the lower mortality factor, which ultimately reduced the mortality factor inputted into the Company’s fair value model. The Company ceased applying such a cap as part of the valuation adjustments implemented in connection with 21st Services’ revised underwriting methodology. Additionally, the Company increased the life expectancies furnished by 21st Services that did not utilize the revised underwriting methodology by 14.67% at December 31, 2013 prior to blending them with the life expectancy reports furnished by AVS.

The Company historically used a 15%—17% range of discount rates to value its life insurance policies. In the third quarter of 2011 and in the immediate aftermath of becoming aware of the USAO investigation, the Company substantially increased the discount rates inputted into its fair value model as it believed that USAO Investigation along with certain unfavorable court decisions unrelated to the Company contributed to a contraction in the marketplace. Since that time, the Company has been re-evaluating its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and potential financing sources and extrapolates the discount rate underlying actual sales of policies.

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

As of December 31, 2013, the Company owned 612 policies with an aggregate investment in fair value of life settlements of $303.0 million. Of these 612 policies 569 were previously premium financed and are valued using discount rates that range from 16.80% to 26.80%. The remaining 43 policies, which are non-premium financed are valued using discount rates that range from 14.80% to 20.80%. As of December 31, 2013, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 19.14%.

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows (dollars in thousands):

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
18.64%	-0.50%	$312,112	$9,151
19.14%	—	$302,961	$—
19.64%	0.50%	$294,246	$(8,715)

Future changes in the discount rates we use to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

At the end of each reporting period, we re-value the life insurance policies using our valuation model in order to update our estimate of fair value for investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies, as well as incorporating current information for premium payments and the passage of time.

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

If all of the insured lives underlying the policies pledged by White Eagle as collateral under the Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the note payable, the change in estimated fair value at December 31, 2013 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Note Payable	Change in Value
+6	$105,912	$(17,935)
—	$123,847	—
-6	$143,728	$19,881

Future changes in the life expectancies could have a material effect on the fair value of our note payable, which could have a material adverse effect on our business, financial condition and results of operations.

Discount rate of note payable

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and our estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of note payable

The extent to which the fair value of the note payable could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the note payable as of December 31, 2013 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Note Payable	Change in Value
23.54%	-0.50%	$126,455	$2,608
24.04%	—	$123,847	$—
24.54%	0.50%	$121,331	$(2,516)

Future changes in the discount rates could have a material effect on the fair value of our note payable, which could have a material adverse effect on our business, financial condition and results of our operations.

At December 31, 2013, the fair value of the debt is $123.8 million. The outstanding principal is approximately $133.2 million as of December 31, 2013.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, valuation of securities available for sale, the valuation of structured settlements, the valuation of investments in life settlements and the valuation of its note payable owing under the Revolving Credit Facility.

As discussed above, the Company uses a discounted cash flow model to calculate the fair value of its life insurance policy portfolio. That model is based on three principal factors: life expectancy, expected premiums and the discount rate. As discussed in Note 13, “Fair Value Measurements,” the Company began receiving updated life expectancy reports on the insureds represented in the Company’s portfolio of life insurance policies during 2012. As a result, the calculation of the life expectancy and discount rate inputs have changed. While the Company is endeavoring to obtain updated life expectancy reports for all of its policies, at December 31, 2013, the Company had received updated life expectancies for 226 of the 612 policies in its portfolio, of which 183 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 14.67% and, based on this sample, for the year ended December 31, 2013, the Company increased the life expectancies furnished by 21st Services by 14.67% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS Underwriting LLC (“AVS”), which resulted in a reduction of income due to a net unrealized change in fair value of approximately $54.5 million during the year ended December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, investments and all highly liquid instruments purchased with an original maturity of three months or less. The Company maintains the majority of its cash in several operating accounts with one commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time, the Company’s balances may exceed the FDIC insurable amount at its bank.

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

Gain on Maturities of Life Settlements with Subrogation Rights, net

Every credit facility entered into by subsidiaries of the Company between December 2007 and December 2010 to finance the premium finance lending business required lender protection insurance for each loan originated under such credit facility. Generally, when the Company exercised its right to foreclose on collateral, the Company’s lender protection insurer had the right to direct control or take beneficial ownership of the life insurance policy, subject to the terms and conditions of the lender protection insurance policy, including notice and timing requirements. Otherwise, the lender protection insurer maintained its salvage collection and subrogation rights. The lender protection insurer’s salvage collection and subrogation rights generally provided a remedy by which the insurer could seek to recover the amount of the lender protection claim paid plus premiums paid by it, expenses and interest thereon.

In most instances where the Company had foreclosed on the collateral, the lender protection insurer maintained its salvage collection and subrogation rights, and also covered the cost of the ongoing premiums needed to maintain certain of these life insurance policies. However, the lender protection insurer may have elected at any time to discontinue the payment of premiums, which would have resulted in a lapse of the policies if the Company did not otherwise pay the premiums. The Company viewed these policies as having uncertain value because the lender protection insurer controlled what happens to the policy from a payment of premium standpoint, and the amount of the lender protection insurer’s salvage collection and subrogation claim rights on any individual life insurance policy could have equaled the cash flow received by the Company with respect to any such policy. For these reasons, the Company did not rely on these policies for income generation and these policies were considered contingent. Accordingly, the policies were not recognized as assets of the Company.

Upon the execution of the Master Termination Agreement and Release (the “Termination Agreement”) (as defined below), the LPIC Provider released any and all subrogation claims and related salvage rights in the life insurance policies that had been characterized as “Life Settlements with Subrogation rights, net.” As a result of the Termination Agreement, the Company will no longer have any gains on maturities of life settlements with subrogation rights, net. During the year ended December 31, 2012, the Company reported income of $6.1 million as a gain on maturities, net of subrogation expense associated with these policies with subrogation rights.

Loan Impairment Valuation

In accordance with ASC 310, Receivables, the Company specifically evaluated all loans for impairment based on the fair value of the underlying policies as collectability was primarily collateral dependent. The loans were considered to be collateral dependent as the repayment of the loans was expected to be provided by the underlying insurance policies. In the event of default of a loan, the Company had the option to take control of the underlying life insurance policy enabling it to sell the policy or, for those loans that were insured (see below), collect the face value of the insurance certificate.

The loan impairment valuation was evaluated on a monthly basis by management and was based on management’s periodic review of the fair value of the underlying collateral. This evaluation was inherently subjective as it required estimates that were susceptible to significant revision as more information became available. The loan impairment valuation was established when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal, interest, and origination fee due according to the contractual terms of the loan agreement. Once established, the impairment could not be reversed to earnings.

The Company purchased lender protection insurance coverage on loans that were sold to or participated by Imperial Life Financing, LLC, Imperial PFC Financing, LLC, Imperial Life Financing II, LLC, and Imperial PFC Financing II, LLC. This insurance mitigated the Company’s exposure to significant losses which may have been caused by declines in the value of the underlying life insurance policies. For loans that had lender protection insurance coverage, a loan impairment valuation adjustment was established if the carrying value of the loan exceeded the amount of coverage at the end of the period.

For the year ended December 31, 2012, the Company recognized an impairment charge of approximately $437,000 and $78,000 on the loans and related interest, respectively, and was reflected as a component of the provision for losses on loans receivable in the accompanying consolidated statement of operations. For the year ended December 31, 2011, the Company did not recognize an impairment charge related to impaired loans and interest, respectively. The Company had no loans receivable at December 31, 2013.

Interest Income and Origination Income

Interest income consisted of interest earned on loans receivable, income from accretion of discounts on purchased loans, and accretion of discounts on purchased structured settlement receivables. Interest income was recognized when it was realizable and earned, in accordance with ASC 605, Revenue Recognition. Discounts were accreted over the remaining life of the loan using the effective interest method.

Loans often included origination fees which were fees payable to the Company on the date the loan matured. The fees were negotiated at the inception of the loan on a transaction by transaction basis. The fees were accreted into income over the term of the loan using the effective interest method.

Payments on loans were not due until maturity of the loan. As such, we typically did not have non-performing loans or non-accrual loans until post maturity of the loan. At maturity, the loans stopped earning interest and origination income.

Interest and origination income on impaired loans was recognized when it was realizable and earned in accordance with ASC 605, Revenue Recognition. Persuasive evidence of an arrangement existed through a loan agreement which was signed by a borrower prior to funding and set forth the agreed upon terms of the interest and origination fees. Interest income and origination income were earned over the term of the loan and were accreted using the effective interest method. The interest and origination fees were fixed and determinable based on the loan agreement. For impaired loans, we continually reassessed whether the collectability of the interest income and origination income was reasonably assured because the fair value of the collateral typically increased over the term of the loan. Our assessment of whether collectability of interest income and origination income was probable was based on our estimate of proceeds to be received upon maturity of the loan. To the extent that additional interest income was not recognized as collectability was not considered probable, origination income was not recognized. This was consistent with the objective of the interest method, as described in ASC 310-20, of maintaining a constant effective yield on the net investment in the receivable. Since our loans are due upon maturity, we cannot determine whether a loan was performing or non-performing until maturity. For impaired loans, our estimate of proceeds to be received upon maturity of the loan was generally correlated to our current estimate of fair value of the insurance policy, which was the measure to which the loans had been impaired, but also incorporated expected increases in fair value of the insurance policy over the term of the loan, trends in the market, and our experience with loan payoffs.

Income Recognition from Continuing Operations

Our primary sources of income from continuing operations are in the form of change in fair value of life settlements, gains on life settlements, net, interest income and servicing income. Our income recognition policies for these sources of income are as follows:

•	Change in Fair Value of Life Settlements—When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities upon receipt of a death notice or a verified obituary of the insured. This income is the difference between the death benefits and fair values of the policy at the time of maturity.

•	Gains on Life Settlements, Net—The Company recognizes gains from life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

•	Interest Income—Interest income on life finance loans is recognized when it is realizable and earned, in accordance with ASC 605, Revenue Recognition.

•	Servicing Income—We received income from servicing life insurance policies controlled by a third party in 2012 and 2011. These services include verifying premiums are paid and correctly applied and updating files for medical history and ongoing premiums.

Income Recognition from Discontinued Operations

Our primary source of income from discontinued operations are in the form of realized gains on sales of structured settlements.

Realized Gains on Sales of Structured Settlements—Realized gains on sales of structured settlements are recorded when the structured settlements have been transferred to a third party and we no longer have continuing involvement, in accordance with ASC 860, Transfers and Servicing.

Loss on Loan Payoffs and Settlements, Net

When a premium finance loan matures, we record the difference between the net carrying value of the loan and the cash received, or the fair value of the life insurance policy that is obtained in the event of payment default, as a gain or loss on loan payoffs and settlements, net. This account was significantly impacted by the Acorn settlement whereby the Company recorded a loss on loan payoffs and settlements of $4.1 million during the year ended December 31, 2011.

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

The availability of valuation techniques and observable inputs and unobservable inputs can vary from investment to investment and is affected by a wide variety of factors including, the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the reporting date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many investments. This condition could cause an investment to be reclassified to a lower level within the fair value hierarchy.

Fair Value Option

As of July 1, 2010, we elected to adopt the fair value option, in accordance with ASC 825, Financial Instruments, to record newly-acquired structured settlements at fair value. We have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in fair value of assets, liabilities, and commitments where we have elected fair value option are recorded in our consolidated statement of operations. We have made this election for our structured settlement assets because it is our intention to sell these assets within the next twelve months, and we believe it significantly reduces the disparity that exists between the carrying value of these structured settlements and our estimate of their economic value.

All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 are recorded at cost.

We have elected to account for the note payable under the Revolving Credit Facility with LNV Corporation, which includes its interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculate the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

At December 31, 2013 and 2012, due to the large losses and the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and class action lawsuits, we recorded a full valuation allowance against our net deferred tax asset of $2.6 million and $27.8 million, respectively, as it is more likely than not that the net deferred tax asset is not realizable. As a result of these increases in the valuation allowance, we recorded no income tax benefit for 2013 and 2012.

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

In February of 2013, the Company was notified by the Internal Revenue Service of its intention to examine the Company’s partnership return for the year ended December 31, 2010. Subsequently, the Company was notified that the IRS elected not to pursue this examination and as a result the audit notification was revoked.

Stock-Based Compensation

We have adopted ASC 718, Compensation—Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of stock options and warrants awarded upon or after the closing of our initial public offering will be determined based on a valuation using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

Earnings Per Share

The Company computes net income per share in accordance with ASC 260, Earnings Per Share. Under the provisions of ASC 260, basic net income per share is computed by dividing the net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share adjusts basic net income per share for the effects of stock options, warrants and restricted stock awards only in periods in which such effect is dilutive. ASC 260 also requires the Company to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments.

Restricted Cash

At December 31, 2013, restricted cash includes $12.5 million received from the Company’s D&O Carrier and $1.0 million which was contributed by the Company. Restricted cash in respect of the final settlement of the class action and derivative litigation and related matters was released from escrow and paid out in the first quarter of 2014. The Cedar Lane Capital, LLC (“Cedar Lane) credit facility requires the Company to retain 2% of the principal amount of each loan made to the borrower, for the purposes of indemnifying the facility for any breaches of representations, warranties or covenants of the borrower, as well as to fund collection efforts, if required. As of December 31, 2012, the Company’s consolidated financial statements reflected balances of approximately $1.2 million included in restricted cash.

Gain on Sale of Life Settlements

Gain on sale of life settlements includes gain from company-owned life settlements.

Risks and Uncertainties

In the normal course of business, the Company encounters economic, legal and longevity risk. There are three main components of economic risk: credit risk, market risk and concentration of credit risk. Credit risk is the risk of default on the Company’s loan portfolio that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk for the Company includes interest rate risk. Market risk also reflects the risk of declines in valuation of the Company’s investments, including declines caused by the selection of increased discount rates associated with the Company’s fair value model for investments in life settlements. It is reasonably possible that future changes to estimates involved in valuing life settlements could change and result in material effects to the future financial statements. Concentration of credit risk includes the risk that an insurance carrier who has issued life insurance policies held by the Company in its portfolio does not remit the amount due under those policies upon policy maturities due to the deteriorating financial condition of the carrier or otherwise. Legal risk includes the risk that statutes define or courts interpret insurable interest in a manner adverse to the Company’s ownership rights in its portfolio of life insurance policies and the risk that courts allow insurance carriers to retain premiums paid by the Company in respect of insurance policies that have been successfully rescinded or contested. Longevity risk refers to the risk that the Company does not experience the mortalities of insureds in its portfolio of life insurance policies that are anticipated to occur on an actuarial basis in a timely manner, which would result in the Company expending additional amounts for the payment of premiums.

Held-for-sale and discontinued operations

The Company reports a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held-for-sale. The Company reports the results of operations of a business as discontinued operations if the business is classified as held-for-sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of a disposal transaction and the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell (see Note 10, “Discontinued Operations”).

Reclassifications

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period. These reclassifications relate primarily to the discontinued operations.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under Generally Accepted Accounting Principles (‘GAAP’) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. Net of Tax, for the required disclosures. ASU 2013-02 was effective as of January 1, 2013 for Imperial and did not have a significant impact on our financial statements, other than presentation.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The Company has not yet completed its evaluation as to the impact the adoption of the statement will have on the Company’s financial statements.

NOTE 3—CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of December 31, 2013 and 2012, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
December 31, 2013	$264,596	$124,188	$2,378	$2,378
December 31, 2012	$—	$—	$2,212	$2,212

On December 21, 2012, Greenwood Asset Portfolio, LLC (“Greenwood’), a subsidiary of the Company, opened a securities intermediary account, which provides for a securities intermediary to hold Greenwood’s life insurance policies on its behalf. As of December 31, 2012, OLIPP IV, LLC, a wholly-owned subsidiary of the Company, contributed 191 life settlements with an estimated fair value of approximately $104.6 million to Greenwood. On March 27, 2013, as part of the Bridge Facility (as defined below), Greenwood, as issuer, and the Company and OLIPP IV, LLC, as guarantors, entered into an indenture with Wilmington Trust Company, as indenture trustee, under which an aggregate principal amount of $45.0 million of 12% increasing rate senior secured bridge notes (the “Bridge Facility”) were issued to certain entities associated with certain of the Company’s shareholders, including to entities associated with two of the Company’s directors. Interest under the Bridge Facility accrued at 12% per annum for the first nine months from the issue date, and increases of 600 basis points thereafter to 18% per annum were scheduled.

Effective April 29, 2013, White Eagle Asset Portfolio, LLC (“White Eagle”), a subsidiary of the Company, entered into the Revolving Credit Facility and a portion of the proceeds from the initial borrowings were used to repay all outstanding amounts under the Bridge Facility. Ongoing draws under the Revolving Credit Facility may be used, among other things, to pay premiums on the life insurance policies that have been pledged as collateral under the Revolving Credit Facility. As of December 31, 2013, 457 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $254.5 million at December 31, 2013 were pledged as collateral under the Revolving Credit Facility. A Company subsidiary acts as portfolio manager and servicer for life insurance policies owned by White Eagle and the Company was determined to be the primary beneficiary of White Eagle as it has a controlling financial interest and the power to direct the activities that most significantly impacted White Eagle’s economic performance and the obligation to absorb economic gains and losses. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidated White Eagle in its financial statements for the year ended December 31, 2013.

NOTE 4—EARNINGS PER SHARE

As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2010 to determine earnings per share for the years ended December 31, 2011.

As of December 31, 2013, 2012 and 2011, there were 21,237,166, 21,206,121 and 21,202,614 issued and outstanding shares, respectively.

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

The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands except per share data).

	2013	2012	2011
Loss per share:
Numerator:
Net income (loss) from continuing operations	$51,823	$(42,019)	$(33,774)
Net income (loss) from discontinued operations	13,509	(2,615)	(5,424)

Net income (loss)	$65,332	$(44,634)	$(39,198)

Basic income (loss) per common share:
Basic income (loss) per share from continuing operations	$2.44	$(1.98)	$(1.75)
Basic income (loss) per share from discontinued operations	$0.64	(0.12)	(0.28)

Basic income (loss) per share available to common shareholders	$3.08	$(2.10)	$(2.03)

Diluted income (loss) per common share:
Diluted income (loss) per share from continuing operations(1)(2)(3)	$2.44	$(1.98)	$(1.75)
Diluted income (loss) per share from discontinued operations(1)(2)(3)	0.64	(0.12)	(0.28)

Diluted income (loss) per share available to common shareholders(1)(2)(3)	$3.08	$(2.10)	$(2.03)

Denominator:

Basic	21,216,487	21,205,747	19,352,063

Add: Restricted stock	2,451	—	—

Diluted(1)(2)(3)	21,218,938	21,205,747	19,352,063

(1)	The computation of diluted EPS did not include 831,282 options and 4,240,521 warrants for the year ended December 31, 2013, as the effect of their inclusion would have been anti-dilutive. The computation of diluted EPS included 2,451 incremental shares of the 17,286 unvested restricted stock outstanding as of December 31, 2013.
(2)	The computation of diluted EPS did not include 487,314 options and 4,240,521 warrants for the year ended December 31, 2012, as the effect of their inclusion would have been anti-dilutive.
(3)	The computation of diluted EPS did not include 627,419 options, 4,240,521 warrants and 3,507 shares of restricted stock for the year ended December 31, 2011, as the effect of their inclusion would have been anti-dilutive.

NOTE 5—GAIN ON MATURITIES OF LIFE SETTLEMENTS WITH SUBROGATION RIGHTS

In prior periods, the Company experienced maturities in respect of policies that were subject to subrogation claims of the LPIC Provider. These maturities were accounted for as contingent gains in accordance with ASC 450, Contingencies and the Company recognized gains only when all contingencies were resolved. Upon the execution of the Termination Agreement, the LPIC Provider released any and all subrogation claims and related salvage rights in the life insurance policies that had been characterized as “Life Settlements with Subrogation rights, net.” As a result of the Termination Agreement, the Company will no longer have any gains on maturities of life settlements with subrogation rights, net. During the year ended December 31, 2012, the Company reported income of $6.1 million net of subrogation expense associated with these maturities.

NOTE 6—INVESTMENT SECURITIES AVAILABLE FOR SALE

The Company had no securities available for sale at December 31, 2013. The Company liquidated its entire portfolio of investment securities available for sale during the first quarter of 2013. The amortized cost and estimated fair values of securities available for sale at December 31, 2012 are as follows (in thousands):

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

NOTE 7—LOANS RECEIVABLE

The Company had no loans receivables or interest receivable at December 31, 2013.

A summary of loans receivables at December 31, 2012 is as follows (in thousands):

2012
Loan principal balance	$5,255
Loan origination fees, net	1,157
Loan impairment valuation	(3,368)

Loans receivable, net	$3,044

An analysis of the changes in loans receivable principal balance during the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Loan principal balance, beginning	$5,255	$31,264
Loan payoffs	(652)	(17,116)
Loans transferred to investments in life settlements	(4,603)	(8,893)

Loan principal balance, ending	$—	$5,255

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

The Company had no loans at December 31, 2013.

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

The amount of the investment in impaired loans that had an allowance as of December 31, 2012 was $3.7 million. The amount of the investment in impaired loans that did not have an allowance was zero as of December 31, 2012. The average investment in impaired loans during the years ended December 31, 2012 was approximately $14.0 million. The interest recognized on the impaired loans was approximately $1.7 million for the year ended December 31, 2012.

The Company had no loans at December 31, 2013. An analysis of past due at December 31, 2012 is presented in the following table by loan type (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Uninsured Loans	$—	$—	$599	$599
Insured Loans	—	—	315	315

Total	$—	$—	$914	$914

During the years ended December 31, 2013 and 2012, the Company did not originate any loans. Loan interest receivable at December 31, 2013 and 2012 was zero and $727,000 net of impairment of zero and $947,000, respectively. As of December 31, 2013, there were no loans on the balance sheet.

The allowance for interest receivable represents interest that is not expected to be collected. At the time the interest income was recognized and at the end of the reporting period in which the interest income was recognized, the interest income was believed to be collectible. The Company continually reassesses whether interest income is collectible in conjunction with its loan impairment analysis. The allowance for interest receivable represents interest that was determined to be uncollectible during a reporting period subsequent to the initial recognition of the interest income. As of December 31, 2012, the loan portfolio consisted of loans with original maturities of 2 to 4 years and variable interest rates at an average interest rate of 12.98%. During the year ended December 31, 2013 and 2012, 1 and 85 of our loans were paid off with proceeds of lender protection insurance totaling approximately $117,000 and $25.6 million, respectively, of which approximately $93,000, and $16.7 million was for the principal of the loans and approximately $40,000 and $6.5 million was for accrued interest, respectively, and accreted origination fees of approximately $39,000 and $7.1 million, respectively. The Company had an impairment associated with these loans of approximately $56,000 and $4.9 million, respectively. We recognized a gain of zero and a loss of approximately $29,000 on these transactions, respectively, in 2013 and 2012, respectively.

During the year ended December 31, 2012, two loans were paid off with proceeds from trusts totaling $1.0 million of which $686,000 was for principal of the loans and $280,000 was for accrued interest, and accreted origination fees of $262,000. The Company had an impairment associated with these loans of $101,000 and recognized a loss of $96,000.

During the year ended December 31, 2013, we had one loan payoff totaling approximately $574,000 of which $560,000 was for the principal of the loan and approximately $196,000 was for the accrued interest and zero accreted origination. The Company had an impairment associated with this loan of approximately $250,000. We recognized a gain of approximately $65,000 on this transaction.

Our premium finance borrowers were generally referred to us through independent insurance agents and brokers although, prior to January 2009, we originated some premium finance loans that were sold by life insurance agents that we employed. In certain of these instances, the life insurance agents employed by the Company worked with external brokers and agents to obtain insurance for policyholders with the Company extending a premium finance loan to a borrower. We refer to these instances as the “retail non-seminar business,” which began in December 2006 and was discontinued in January 2009. In total, the Company originated 114 premium finance loans as part of the retail non-seminar business. As of December 31, 2013, the Company had 39 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

NOTE 8—ORIGINATION FEES

The Company had no loans receivable at December 31, 2013. A summary of the balances of origination fees that are included in loans receivable in the consolidated balance sheet as of December 31, 2012 is as follows (in thousands):

2012
Loan origination fees gross	$1,334
Un-accreted origination fees	(190)
Amortized loan originations costs	13

$1,157

Loan origination fees are fees payable to the Company on the date of loan maturity or repayment. Loan origination costs are deferred costs that are directly related to the creation of the loan receivable.

NOTE 9—STOCK-BASED COMPENSATION

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2011 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. On April 1, 2013, the Company granted 13,759 shares of unrestricted common stock to its outside directors with an aggregate grant date fair value of approximately $57,000 computed in accordance with ASC 718, Compensation-Stock Compensation. During the year ended December 31, 2013, the Company issued 545,000 options to employees at a strike price of $6.94. The Company recognized approximately $1.3 million, $305,000 and $1.5 million in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the years ended December 31, 2013, 2012 and 2011, respectively. The Company incurred additional stock-based compensation expense of approximately $290,000 related to the conversion of two phantom stock agreements it had with two employees into 27,000 shares of common stock in connection with its corporate conversion in the first quarter of 2011 and approximately $69,000, $4,000 and $34,000 in stock-based compensation relating to restricted stock granted to its board of directors during the years ended December 31, 2013, 2012 and 2011, respectively. Prior to our initial public offering, the Company had no equity compensation plan.

Options

As of December 31, 2013, options to purchase 831,282 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.46 per share. The outstanding options issued in 2011 expire seven years after the date of grant and were granted with a strike price of $10.75 which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years. The outstanding options issued on June 6, 2013, will expire seven years after the date of grant and were granted with strike price of $6.94 which was the fair market value (closing price) of the stock on the day preceding the date of grant and vest over two years. The fair market value of the 545,000 options issued during the year ended December 31, 2013, was $3.8 million.

The Company has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

	Year Ended December 31, 2011	Year Ended December 31, 2013
Expected Volatility	54.18% -54.23%	65.50%
Expected Dividend	0%	0%
Expected Term in Years	4.5	4.25
Risk Free Rate	2.16% -2.29%	0.75%

The Company commenced its initial public offering of common stock in February 2011. Accordingly, there was no public market for the Company’s common stock prior to this date. Therefore, the Company identified comparable public entities and used the average volatility of those entities and the Company’s historical volatility to reasonably estimate its expected volatility. The Company does not expect to pay dividends on its common stock for the foreseeable future. Expected term is the period of time over which the options granted are expected to remain outstanding and is based on the simplified method as outlined in the SEC Staff Accounting Bulletin 110. The Company will continue to estimate expected lives based on the simplified method until reliable historical data becomes available. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table presents the activity of the Company’s outstanding stock options of common stock for the year ended December 31, 2013:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2013	487,314	$10.75	5.11	$—
Options granted	545,000	$6.94	6.43	$—
Options exercised	—	—	—	—
Options forfeited	(142,180)	$8.26	5.54	—
Options expired	(58,852)	$9.75	4.61	—

Options outstanding, December 31, 2013	831,282	$8.46	5.51	$—

Exercisable at December 31, 2013	424,979	9.17	5.08	$—

Unvested at December 31, 2013	406,303	$7.72	5.95	$—

As of December 31, 2013, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

The remaining unamortized amounts of approximately $585,000 and $240,000 will be expensed during 2014 and 2015, respectively.

Restricted Stock

As of December 31, 2013, 17,286 shares of restricted stock granted to our directors under the Omnibus Plan was outstanding subject to one year vesting schedule commencing on the date of grant. The fair value of the unvested restricted stock was valued at $120,138 based on the closing price of the Company’s shares on the grant date. The Company expensed approximately $69,000 in stock based compensation related to the 17,286 shares of restricted stock during the year ended December 31, 2013.

The following table presents the activity of the Company’s unvested restricted stock common shares for the year ended December 31, 2013:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2013	—
Granted	17,286
Vested	—
Forfeited	—

Outstanding December 31, 2013	17,286

The aggregate intrinsic value of these awards is $113,000 and the remaining weighted average life of these awards is .57 years as of December 31, 2013.

Warrants

On February 11, 2011, three shareholders received ownership of warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. One-third of the warrants will have an exercise price equal to 120% of the price of the common stock sold in the Company’s initial public offering. The warrants will expire 7 years after the date of issuance and the exercisability of the warrant will vest ratably over four years.

In connection with the class action settlement, the Company expects to issue two million warrants for shares of the Company’s stock. The estimated fair value at December 31, 2013 of such warrants was $5.4 million which is included in other liabilities. The warrants will have a five-year term with an exercise price of $10.75 and are expected to be issued by April 15, 2014.

NOTE 10—DISCONTINUED OPERATIONS

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business to Majestic Opco LLC for $12.0 million pursuant to an Asset Purchase Agreement. The Company’s decision to sell the division was to focus on the life settlements business. No structured settlement receivables were sold and no on-balance sheet liabilities were transferred in connection with the sale. This sale resulted in the recognition of a gain of $11.3 million in the fourth quarter of 2013.

As a result of the sale, the Company retrospectively reclassified its structured settlement business operating results as discontinued operations, net of income taxes, in the accompanying Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. All other footnotes in these financial statements that were affected by this reclassification of discontinued operations have been updated accordingly.

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Total income	$11,331	$13,995	$11,933
Total expenses	(9,133)	(16,610)	(17,357)

Income (loss) before income taxes	2,198	(2,615)	(5,424)
Income tax expense	—	—	—

Income (loss) from discontinued operations, net of income taxes	$2,198	$(2,615)	$(5,424)
Gain on disposal of discontinued operations, net of income taxes	11,311	—	—

Net income (loss) from discontinued operations	$13,509	$(2,615)	$(5,424)

NOTE 11—INVESTMENT IN LIFE SETTLEMENTS (LIFE INSURANCE POLICIES)

The Company accounts for policies it acquires using the fair value method in accordance with ASC 325-30-50 Investments—Other—Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, the initial investment is the loan carrying value and for policies purchased in the secondary or tertiary markets, the initial investment is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in fair value in earnings in the period in which the changes occur.

As of December 31, 2013 and 2012, the Company owned 612 and 214 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $303.0 million and $113.4 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2013 was 11.6 years. The following table describes the Company’s investments in life settlements as of December 31, 2013 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	6	8,489	16,875
3-4	10	14,171	38,100
4-5	8	13,529	40,250
Thereafter	588	266,772	2,859,665

Total	612	$302,961	$2,954,890

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2012 was 10.6 years. The following table describes the Company’s investments in life settlements as of December 31, 2012 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	1	1,222	2,500
3-4	4	3,319	11,450
4-5	7	11,375	30,950
Thereafter	202	97,525	1,028,256

Total	214	$113,441	$1,073,156

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2013, are as follows (in thousands):

2014	54,462
2015	53,496
2016	56,833
2017	63,457
2018	67,935
Thereafter	1,144,557

$1,440,740

The amount of $1.44 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

NOTE 12—NOTE PAYABLE

Bridge Facility, Revolving Credit Facility and Related Transactions

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

Interests under the Bridge Facility accrued at 12% per annum for the first nine months from the issue date, and increases of 600 basis points thereafter to 18% per annum were scheduled. The Bridge Facility was guaranteed by the Company and secured by the cash on account at Greenwood and its portfolio of life insurance policies. The Bridge Facility was also secured by pledges of the equity interests of Greenwood’s direct parent and each subsidiary of the Company, other than its licensed life settlement provider, that held life insurance policies that were not subject to the subrogation rights of the Company’s lender protection insurance carrier.

Notes under the Bridge Facility were issued at 92% of their face amount, approximately $41.4 million, and were pre-payable at par at any time. The Bridge Facility was subjected to mandatory prepayment provisions upon the issuance of additional debt, equity raises and asset sales.

The Bridge Facility was retired on April 29, 2013 and the Company recognized a loss on extinguishment of approximately $4.0 million inclusive of approximately $3.6 million in funding discount and approximately $400,000 in deferred financing cost. Interest paid was approximately $510,000 and loan closing cost expensed was approximately $4,000 and approximately $35,000 in amortization of note discount for the year ended December 31, 2013.

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement (the “Revolving Credit Facility”) with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent, providing for up to $300.0 million in borrowings. Proceeds from the initial advance under the facility were used, in part, to retire the Bridge Facility and to fund the Release Payment described below. Ongoing draws under the Revolving Credit Facility may be used, among other things, to pay premiums on the life insurance policies that have been pledged as collateral under the Revolving Credit Facility. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. As of December 31, 2013, 457 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $254.5 million have been pledged as collateral under the Revolving Credit Facility.

On April 30, 2013, the Company and certain of its subsidiaries (together, the “Imperial Parties”) entered into a Master Termination Agreement and Release (the “Termination Agreement”) with CTL Holdings, LLC (“CTL” and together with the Imperial Parties, the “LPIC Parties”) and Lexington Insurance Company (the “LPIC Provider”). Under the Termination Agreement, the LPIC Parties made a payment of $48.5 million to the LPIC Provider (the “Release Payment”) and the LPIC Provider and the LPIC Parties provided full releases to each other in respect of the lender protection insurance coverage issued by the LPIC Provider and the claims paid by the LPIC Provider in respect of that coverage. With the effectiveness of the Termination Agreement, the LPIC Provider released any and all subrogation claims and related salvage rights in 323 life insurance policies with an aggregate death benefit of approximately $1.6 billion that have been kept off-balance sheet as contingent assets for financial reporting purposes in prior periods and that had historically been characterized as “Life Settlements with Subrogation rights, net.” 267 of the 323 life insurance policies were pledged by White Eagle as collateral under the Revolving Credit Facility as of December 31, 2013.

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

At June 30, 2013, the Company or its subsidiaries owned 402 policies that were acquired through the acquisition of CTL or that were considered contingent assets prior to the effectiveness of the Termination Agreement, with an aggregate death benefit of $1.9 billion and an estimated fair value of approximately $139.7 million. The addition of these policies resulted in a $65.2 million unrealized gain on life settlement during the quarter ended June 30, 2013. At December 31, 2013, the Company held 392 of the 402 policies, with an aggregate death benefit of $1.8 billion and an estimated fair value of approximately $161.1 million. Policy acquisitions similar in scale and in transaction price to those made during the period should not be anticipated in future periods.

During the year ended December 31, 2013, the Company sold eight policies that were not pledged as collateral under the Revolving Credit Facility for gross proceeds of $5.9 million.

At December 31, 2013, the Company’s portfolio of life insurance policies consisted of 612 life settlements with an aggregate death benefit of approximately $3.0 billion. 155 of these policies with an aggregate death benefit of approximately $678.8 million have not been pledged under the Revolving Credit Facility.

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. 457 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $254.5 million have been pledged as collateral under the Revolving Credit Facility at December 31, 2013. In addition, the Company’s equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. $166.8 million was undrawn with $2.2 million available to borrow under the Facility at December 31, 2013.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at December 31, 2013 is 5.5%.

The Company’s policy is to record interest expense for the cash portion of interest paid during the period. Accrued interest is reflected as a component of the estimated fair value of the note payable. Total interest expense on the facility was $2.8 million and includes $2.0 million withheld from borrowings by the lender and $760,000 paid by the Company for the year ended December 31, 2013.

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

We have elected to account for this note payable, which includes the 50% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The Company incurred approximately $10.3 million in loan origination costs under the facility which was expensed as a result of electing the fair value option for valuing this facility.

At December 31, 2013, the fair value of the debt is $123.8 million. As of December 31, 2013, the borrowing base was approximately $135.4 million including $133.2 million in outstanding principal.

There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

NOTE 13—FAIR VALUE MEASUREMENTS

We carry investments in life certain structured settlements, and our note payable at fair value in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

Level 1—Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 —Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2013, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$302,961	$302,961
Structured settlement receivables	—	—	660	660

	$—	$—	$303,621	$303,621

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2013, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Note Payable	$—	$—	$123,847	$123,847

	$—	$—	$123,847	$123,847

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2012, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$113,441	$113,441
Structured settlement receivables	—	—	1,680	1,680
Investment securities available for sale	—	12,147	—	12,147

	$—	$12,147	$115,121	$127,268

The Company values its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is generally believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed.

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 12/31/13	Aggregate death benefit 12/31/2013	Valuation Technique (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$36,795	$206,450	Discounted cash flow	Discount rate	14.80% - 20.80%
				Life expectancy evaluation	(9.0 years)
Premium financed	$266,166	$2,748,440	Discounted cash flow	Discount rate	16.80% - 26.80%

				Life expectancy evaluation	(11.8 years)
Investment in life settlements	$302,961	$2,954,890	Discounted cash flow	Discount rate	(19.14%)
				Life expectancy evaluation	(11.6 years)

Structured settlements receivables	$660	N/A	Discounted cash flow	Facility sales discount rates	5.90% - 12.80%

				Discount rate	24.04%*
Note payable	$123,847	N/A	Discounted cash flow	Life expectancy evaluation	(11.1 years)

*	Actual

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

The resulting mortality factor represents an indication as to the degree to which the given life can be considered more or less impaired than a standard life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life. The probability of mortality for an insured is then calculated by applying the blended life expectancy estimate to a mortality table. The mortality table is created based on the rates of death among groups categorized by gender, age, and smoking status. By measuring how many deaths occur during each year, the table allows for a calculation of the probability of death in a given year for each category of insured people. The probability of mortality for an insured is found by applying the mortality rating from the life expectancy assessment to the probability found in the actuarial table for the insured’s age, sex and smoking status. Beginning in the quarter ended September 30, 2012, the Company began using a table developed by the U.S. Society of Actuaries known as the 2008 Valuation Basic Table, or the 2008 VBT. However, because the 2008 VBT table does not account for anticipated improvements in mortality in the insured population, the table was modified by outside consultants to reflect these expected mortality improvements. The Company believes that the change in mortality table does not materially impact the valuation of its life insurance policies and that its adoption of a modified 2008 VBT table is consistent with modified tables used by market participants and third party medical underwriters.

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

As of December 31, 2013, the Company received 226 updated life expectancy reports from 21st Services, of which 183 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 14.67% and, based on this sample, for the year ended December 31, 2013, the Company increased the life expectancies furnished by 21st Services by 14.67% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the amount of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

Life expectancy sensitivity analysis

As is the case with most market participants, the Company used a blend of life expectancies that are provided by two third-party LE providers. These are estimates of an insured’s remaining years. If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$252,337	$(50,624)
-	$302,961	—
-6	$358,123	$55,162

Future changes in the life expectancies could have a material effect on the fair value of our investment in life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by S&P. At December 31, 2013, the Company had nineteen life insurance policies issued by two carriers that were rated non-investment grade by S&P as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of December 31, 2013:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Occidental Life Insurance Company	26.2%	20.3%	A1	AA-
Lincoln National Life Insurance Company	21.1%	20.9%	A1	AA-
Lincoln Benefit Life	11.5%	9.8%	Baa1	BBB+
AXA Equitable	10.0%	11.2%	Aa3	A+

Estimated risk premium

As of December 31, 2013, the Company owned 612 policies with an aggregate investment in life settlements of $303.0 million. Of these 612 policies, 569 were previously premium financed and are valued using discount rates that range from 16.80% to 26.80%. The remaining 43 policies, which are non-premium financed are valued using discount rates that range from 14.80% to 20.80%. As of December 31, 2013, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 19.14%.

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows (dollars in thousands):

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
18.64%	-0.50%	$312,112	$9,151
19.14%	—	$302,961	$—
19.64%	0.50%	$294,246	$(8,715)

Future changes in the discount rates we use to value life insurance policies could have a material effect on our yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

At the end of each reporting period we re-value the life insurance policies using our valuation model in order to update our estimate of fair value for investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.

Structured settlement receivables—All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. Structured settlements that were acquired prior to July 1, 2010 were recorded at cost. We make this election because it is our intention to sell these assets within the next twelve months. Structured settlements are purchased at effective yields which are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of December 31, 2013, the Company had 20 structured settlements with an estimated fair value of $660,000 and an average sales discount rate of 8.66%.

Note Payable—Effective April 29, 2013, White Eagle, a subsidiary of the Company, entered into a 15-year Revolving Credit Facility with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. In connection with the Revolving Credit Facility, White Eagle pledged 459 policies to serve as collateral for its obligations under the facility. Absent an event of default under the Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Life expectancy sensitivity analysis of note payable

A considerable portion of the fair value of the Company’s notes payable derives from the timing of receipt of future policy proceeds. Should life expectancies lengthen such that policy proceeds are collected further into the future, the fair value of this debt will decline. Conversely, should life expectancies shorten, the fair value of this debt will increase. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the note payable, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Note Payable	Change in Value
+6	$105,912	$(17,935)
-	$123,847	—
-6	$143,728	$19,881

Future changes in the life expectancies could have a material effect on the fair value of our note payable, which could have a material adverse effect on our business, financial condition and results of operations.

Discount rate of note payable

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and our estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of note payable

The extent to which the fair value of the note payable could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by  1⁄2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the note payable as of December 31, 2013 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Note Payable	Change in Value
23.54%	-0.50%	$126,455	$2,608
24.04%	—	$123,847	$—
24.54%	0.50%	$121,331	$(2,516)

Future changes in the discount rates could have a material effect on the fair value our notes payable, which could have a material adverse effect on our business, financial condition and results of our operations.

At December 31, 2013, the fair value of the debt was $123.8 million and the outstanding principal was approximately $133.2 million.

Changes in Fair Value

The following tables provide a roll-forward in the changes in fair value for the year ended December 31, 2013, for all assets and liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2013	$113,441
Purchase of policies	55,500
Acquired in foreclosure	3,168
Change in fair value	88,686
Matured/lapsed/sold polices	(22,955)
Premiums paid	65,121
Transfers into level 3	—
Transfers out of level 3	—

Balance, December 31, 2013	$302,961

Changes in fair value included in earnings for the period relating to assets held at December 31, 2013	$75,673

The Company recorded unrealized change in fair value of approximately $88.7 million for the year ended December 31, 2013.

Structured Settlements:
Balance, January 1, 2013	$1,680
Purchase of contracts	14,693
Unrealized change in fair value	1,230
Sale of contracts	(16,855)
Collections	(88)
Transfers into level 3	—
Transfers out of level 3	—

Balance, December 31, 2013	$660

Changes in fair value included in earnings for the period relating to assets held at December 31, 2013	$486

The following tables provide a roll-forward in the changes in fair value for the year ended December 31, 2013, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Note payable:
Balance, January 1, 2013	$—
Initial Advance under the revolving credit facility	83,020
Subsequent Draws under the revolving credit facility	50,200
Unrealized change in fair value	(9,373)
Transfers into level 3	—
Transfer out of level 3	—

Balance, December 31, 2013	$123,847

Changes in fair value included in earnings for the period relating to liabilities at December 31, 2013	$(9,373)

The following tables provide a roll-forward in the changes in fair value for the year ended December 31, 2012, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2012	$90,917
Purchase of policies	130
Acquired in foreclosure	5,724
Unrealized change in fair value	(5,660)
Transfers into level 3	—
Transfers out of level 3	—
Sale of policies	(5,334)
Premiums paid	27,804
Policies lapsed/written off	(140)

Balance, December 31, 2012	$113,441

Changes in fair value included in earnings for the period relating to assets held at December 31, 2012	$(5,898)

The Company recorded unrealized change in fair value of approximately $5.7 million for the year ended December 31, 2012.

Structured Settlements:
Balance, January 1, 2012	$12,376
Purchase of contracts	24,313
Unrealized change in fair value	1,823
Sale of contracts	(36,615)
Collections	(217)
Transfers into level 3	—
Transfers out of level 3	—

Balance, December 31, 2012	$1,680

Changes in fair value included in earnings for the period relating to assets held at December 31, 2012	$255

There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2013 and 2012.

NOTE 14—SEGMENT INFORMATION

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases office space under operating lease agreements. On May 1, 2012, the Company renewed its lease to expire on October 31, 2014. The lease contains a provision for a 5% increase of the base rent annually on the anniversary of the rent commencement date. Rent expense under the leases was approximately $438,000, $528,000 and $546,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum payments under operating leases for December 31, 2014 are approximately $477,000.

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

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its chief operating officer, Jonathan Neuman. As part of the Separation Agreement, Mr. Neuman resigned as a member of the Company’s board of directors and as an employee of the Company. Pursuant to the Separation Agreement, the Company paid Mr. Neuman a separation payment of $1.4 million. The Separation Agreement does not include a covenant by Mr. Neuman to refrain from competing with

Imperial, but does contain customary non-disparagement and non-solicitation provisions. The Separation Agreement provides releases by each party and also obligates the Company to continue to indemnify Mr. Neuman for his legal expenses substantially in the same manner contemplated by his employment agreement with the Company. These indemnification expenses amounted to $2.8 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively.

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

During the first quarter of 2012, the Company also entered into severance and retention award agreements with certain of its executive officers (other than the CEO and CFO). The agreements provide for a minimum guaranteed bonus in each of 2012 and 2013 as well as severance payments equal to two years base salary in the event of termination by the Company without cause (as defined in the respective agreement) provided the executive executes a general release of claims against the Company. Minimum guaranteed bonuses for 2012 and 2013 were paid in the fourth quarter of 2012 and 2013, respectively.

Effective as of January 1, 2014, each of Mr. O’Connell, Ms. Martinez and Mr. Altschuler entered into employment agreements with the Company. Mr. O’Connell’s agreement supersedes the employment agreement he entered into with the Company in connection with its initial public offering. Each employment agreement has an initial term of three years with one year renewal periods thereafter unless either party to an Employment Agreement provides a non-renewal notice at least 60 days prior to the end of the applicable term. The agreements provide for an initial base salary of $335,000, $298,000 and $287,000 for Mr. O’Connell, Ms. Martinez and Mr. Altschuler, respectively, in each case, subject to upward adjustment at the discretion of the Board from time to time. Each officer is also eligible to receive a target cash bonus each year ranging between 40% and 80% of the officer’s base salary. In addition, each officer is entitled to otherwise participate in the Company’s long term incentive plan.

Each of the employment agreements provides that, upon termination of employment by the Company without cause or by the officer for good reason, in addition to accrued benefits, the applicable officer will be entitled to receive a pro-rated portion of the bonus for the year in which the officer was terminated and a severance payment equal to one year of that officer’s base salary. Following a change of control, upon termination of employment by the Company without cause or by the officer for good reason, in addition to accrued benefits, the applicable officer will be entitled to receive a lump-sum severance payment consisting of the pro-rated portion of the bonus for the year in which the officer was terminated and two-times that officer’s base salary. In either case, unless the officer is entitled to receive coverage from a new employer, the officer will be reimbursed for the cost of continuation coverage of group health insurance for a maximum of twelve months.

We do not have any general policies regarding the use of employment agreements, but may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter.

Litigation

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of general external legal service providers, USAO litigation-related fees of $4.5 million, $14.3 million and $14.0 million were recognized for the years ended December 31, 2013, 2012 and December 31, 2011, respectively.

Non-Prosecution Agreement

On September 27, 2011, the Company was informed that it was being investigated by the U.S. Attorney’s Office for the District of New Hampshire (the “USAO Investigation”). At that time, the Company was informed that, among other individuals, its former president and chief operating officer and, three former life finance sales executives were considered “targets” of the USAO Investigation. The USAO Investigation focused on the Company’s premium finance loan business.

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of December 31, 2013, the Company had 39 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which historically accounted for the majority of the Company’s income and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years until April 30, 2015, but after April 30, 2014 the Company may petition the USAO to forego the final year of the

Non-Prosecution Agreement, if the Company otherwise complies with all of its obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertains to the Company (subject to the Company’s continuing compliance with its terms), the USAO is continuing to investigate certain individuals formerly employed by the Company and the Company is continuing to incur expenses regarding its indemnification obligations with respect to such individuals.

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

Derivative Demands

On November 16, 2011, the Company’s Board of Directors received a shareholder derivative demand from Harry Rothenberg (the “Rothenberg Demand”), which was referred to the special committee for a thorough investigation of the issues, occurrences and facts relating to, connected to, and arising from the USAO Investigation referenced in the Rothenberg Demand. On May 8, 2012, the Company’s Board of Directors received a derivative demand made by another shareholder, Robert Andrzejczyk (the “Andrzejczyk Demand”). The Andrzejczyk Demand, like the Rothenberg Demand, was referred to the special committee, which determined that it did not contain any allegations that differed materially from those alleged in the Rothenberg Demand. On July 20, 2012, the Company (as nominal defendant) and certain of the Company’s officers, directors, and a former director were named as defendants in a shareholder derivative action filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, entitled Robert Andrzejczyk v. Imperial Holdings, Inc. et al. The complaint alleged, among other things, that the Special Committee’s refusal of the Andrzejczyk Demand was improper.

The Insurance Coverage Declaratory Relief Complaint

On June 13, 2012, Catlin Insurance Company (UK) Ltd. (“Catlin”) filed a declaratory relief action against the Company in the United States District Court for the Southern District of Florida. The complaint sought a determination that there was no coverage under Catlin’s primary Directors, Officers and Company Liability Policy (the “Policy”) issued to the Company for the period February 3, 2011 to February 3, 2012, based on a prior and pending litigation exclusion (the “Exclusion”). Catlin also sought a determination that it was entitled to reimbursement of the approximately $0.8 million in defense costs and fees advanced to the Company in the first quarter of 2012 under the Policy if it was determined that the Exclusion precluded coverage. The Company recorded a reserve of $0.8 million for the recovery received; the amount was included in legal fees in the statement of operations for the year ended December 31, 2012. Based on the settlement as documented below, the amount was reversed at December 31, 2013 and offset against legal fees in the statement of operations for the year ended December 31, 2013.

The Settlement

On July 29, 2013, attorneys for the Company, the plaintiffs in the actions discussed above, certain individual defendants, the underwriters in the Company’s initial public offering and the Company’s director and officer liability insurance carriers (“D&O Carriers”) executed definitive settlement agreements in respect of the class action litigation, derivative action and insurance coverage declaratory relief complaint. All of the settlements were contingent on each other with the class action litigation and derivative action settlements subject to court approval, which was received on December 16, 2013 and December 17, 2013, respectively.

The terms of the class action settlement include a cash payment of $12.0 million, of which $11.0 million is to be contributed by the Company’s primary and excess D&O Carriers and the issuance of two million warrants for shares of the Company’s stock. The estimated fair value at December 31, 2013 of such warrants was $5.4 million. The warrants will have a five-year term with an exercise price of $10.75 and are expected to be issued within 90 days of the date that is 30 days following the final approval of the class action settlement. The Company recorded a reserve at December 31, 2013 related to the settlement of $17.4 million, which is included in other liabilities and cash received as insurance recoverable from the Company’s D&O Carrier of $11.0 million, which is included in restricted cash. $4.1 million net effect of the settlement is included in legal fees in the statement of operations for the year ended December 31, 2012 and an additional $2.3 million is included in the year ended December 31, 2013. All outstanding amounts for the shareholder class action suit were paid subsequent to year end.

The derivative action settlement requires implementation of certain compliance reforms and contemplates payment by the Company’s primary D&O carrier of $1.5 million for legal fees in respect of the derivative actions and the contribution of 125,628 shares of the Company’s stock, which were issued in the first quarter of 2014. During the year ended December 31, 2013, $1.5 million was received from the Company’s D&O Carrier and is included in restricted cash.

The Company established a reserve related to the derivative settlement of $2.5 million at December 31, 2012 which is included in other liabilities and cash received as insurance recoverable from the Company’s D&O Carrier of $1.5 million, which is included in restricted cash. During the year ended December 31, 2013, the Company deposited $500,000 into an insurance trust which was previously reserved during the year ended December 31, 2012. The net effect of the settlement of $1.0 million was included in legal fees in the statement of operations for the year ended December 31, 2012. All outstanding amounts for the derivative settlement were paid subsequent to year ended December 31, 2013.

The settlements also require Imperial to advance legal fees to and indemnify certain individuals covered under the policies. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations. See Item 1A. Risk Factors—“Indemnification and advancement obligations could have a material adverse effect on the Company’s business, financial condition and results of operations.”

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

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. (“Sun Life Case”). The complaint seeks to contest the validity of at least twenty-nine policies issued by Sun Life. The complaint also asserts the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations Act, (2) common law fraud, (3) civil conspiracy, (4) tortious interference with contractual obligations, and (5) an equitable accounting. In response to a motion to dismiss filed by the Company, Sun Life filed an amended complaint on June 13, 2013. The Company believes that the amended complaint is without merit and filed another motion to dismiss on July 8, 2013. Sun Life responded to the second motion to dismiss on August 1, 2013 and the Company filed its reply on August 19, 2013. The Company intends to defend itself vigorously. No reserve has been established for this litigation.

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

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”) , the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000. On June 4, 2013, IPF filed a Notice of Appeal of the order to the Eleventh Circuit Court of Appeals. The Company recorded a reserve of $850,000 that is included in other liabilities as of December 31, 2013.

Other Litigation

The Company is party to various other legal proceedings that arise in the ordinary course of business. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible that some of them could be resolved unfavorably to the Company. As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies. However, the Company believes that the resolution of these other proceedings will not, based on information currently available, have a material adverse effect on the Company’s financial position or results of operations.

NOTE 16—STOCKHOLDERS’ EQUITY

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

The Company reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 831,282 options to purchase shares of common stock granted to existing employees were outstanding as of December 31, 2013, and an additional 20,793 shares of restricted stock of which 3,507 were granted in 2011 and 17,286 were granted in 2013 and 13,759 shares of unrestricted stock had been granted to directors under the plan subject to vesting. There were 334,166 securities remaining for future issuance under the Omnibus Plan as of December 31, 2013.

NOTE 17—EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan that covers employees that have reached 18 years of age and completed three months of service. The plan provides for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. For the years ended December 31, 2013, 2012 and 2011, there were no employer contributions made.

NOTE 18—SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our unaudited consolidated financial data regarding operations for each quarter of fiscal 2013 and 2012 (in thousands). This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations (in thousands).

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	2,160	65,637	14,809	6,472
(Loss)/income from continuing operations before income taxes	(5,296)	47,154	6,106	3,898
Net (loss)/income from continuing operations	(5,336)	47,154	6,106	3,899
EPS from continuing operations:
Basic	$(0.25)	$2.22	$0.29	$0.18
Diluted	$(0.25)	$2.22	$0.29	$0.18

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	6,733	12,214	(16,940)	3,081
(Loss) from continuing operations before income taxes	(7,150)	(350)	(30,316)	(4,242)
Net (loss) from continuing operations	(7,109)	(350)	(30,311)	(4,249)
EPS from continuing operations:
Basic	$(0.34)	$(0.02)	$(1.43)	$(0.20)
Diluted	$(0.34)	$(0.02)	$(1.43)	$(0.20)

Above amounts don’t agree to previously filed Form 10-Q’s due to the retrospective presentation of discontinued operations.

NOTE 19—INCOME TAXES

The provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	12/31/2013	12/31/2012	12/31/2011
Continuing operations	$39	$(39)	$—
Discontinued operations	—	—	—

Provision (benefit) for income taxes	$39	$(39)	$—

Current
Federal	$—	$—	$—
State	—	—	—

	—	—	—
Deferred
Federal	$17,182	$(13,513)	$(7,680)
State	2,857	(2,247)	(1,277)

	$20,039	$(15,760)	$(8,957)
Valuation allowance (decrease) increase	$(20,000)	$15,721	$8,957

Provision (benefit) for income taxes from continuing operations	$39	$(39)	$—

The Company’s actual provision (benefit) for income taxes from continuing operations differ from the Federal expected income tax provision as follows (in thousands):

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Tax provision (benefit) at statutory rate	$18,152	35.00%	$(14,720)	35.00%	$(11,821)	35.00%
Increase (decrease) in taxes resulting from:
State tax (net of federal benefit)	1,857	3.58	(1,462)	3.48	(851)	2.52
Pre-conversion loss	—	—	—	—	678	(2.01)
Pre-conversion deferred tax asset	—	—	—	—	223	(0.66)
Other	30	0.06	422	(1.00)	14	(0.04)
Department of Justice settlement	—	—	—	—	2,800	(8.29)
Valuation allowance (decrease) increase	(20,000)	(38.56)	15,721	(37.39)	8,957	(26.52)

Provision (benefit) for income taxes	$39	0.08%	$(39)	0.09%	$—	0.00%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Federal and State net operating loss carryforward	$28,639	$25,454
Allowance for doubtful accounts	—	1,969
Unrealized loss on life and structured settlements, net	—	1,813
Litigation reserves	2,990	2,324
Revolving credit facility	1,038	—
Other	1,226	693

Total gross deferred tax assets	33,893	32,253
Less valuation allowance	(2,567)	(27,803)

Total deferred tax assets	31,326	4,450
Deferred tax liabilities:
Unrealized gains on life and structured settlements	26,830	—
Gain on structured settlements deferred for tax purposes	4,496	4,436
Unrealized gain on available for sale investment securities	—	14

Total gross deferred tax liabilities	31,326	4,450

Total net deferred tax asset (liability)	$—	$—

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a full deferred tax valuation allowance was established against its net deferred tax assets as of December 31, 2013 and 2012. The change in valuation allowance was recognized as a charge (benefit) to income tax expense. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense that will have a positive non-cash impact on net income and stockholders’ equity. The Company’s deferred tax asset valuation allowance would be reversed if and when it becomes more likely than not that the Company will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

Generally, the amount of tax provision or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the years ended December 31, 2013 and 2012 we increased (reduced) our deferred tax valuation allowance from continuing operations by $39,000 and $(39,000) respectively to reflect the taxable income associated with unrealized gains in accumulated other comprehensive income.

The Federal and state NOL’s generated through December 31, 2013, by the Company since its conversion to a corporation was approximately $63.0 million which expire beginning in 2030.

The Company’s income tax returns for all years are subject to examination. Various state jurisdiction tax years also remain open to examination.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

A reconciliation of the total amounts of unrecognized benefits at the beginning and end of the period was as follows (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Balance as of beginning of period	$6,295	$6,295	$—
Additions based on tax positions taken in the current year	—	—	6,295
Reductions of tax positions for prior years	—	—	—

Balance as of end of period	$6,295	$6,295	$6,295

The recognition of the unrecognized tax benefits would result in a 0% decrease in the Company’s effective tax rate.

NOTE 20—SUBSEQUENT EVENTS

Convertible Notes

In February 2014, we closed on the private offering for an aggregate $70.7 million senior unsecured convertible notes due 2019 (the “Notes”). The Notes were sold to certain accredited investors pursuant to Regulation D under the Securities Act of 1933 and to an initial purchaser who then sold the notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Notes were issued pursuant to an indenture dated February 21, 2014, between us and U.S. Bank National Association, as trustee (“the Indenture”). Certain entities affiliated with shareholders of the Company who individually hold in excess of 5% of our common stock purchased Notes in offering, including entities affiliated with two members of our Board of Directors.

The Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The Notes are effectively subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness. The Notes are not guaranteed by our subsidiaries.

The maturity date of the Notes is February 15, 2019. The Notes accrue interest at the rate of 8.50% per annum on the principal amount of the Notes, payable semi-annually in arrears on August 15 and February 15 of each year with the first interest payment on August 15, 2014

Except as described below, the Notes are convertible into shares of common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, except that, prior to the earlier of the date on which the Company obtains the approval of its shareholders to issue shares of common stock upon conversion of the Notes in an amount that exceeds 19.99% of its outstanding common stock on the date the Notes are initially issued in accordance with the listing standards of the New York Stock Exchange, the date on which such shareholder approval is no longer required, or, August 15, 2018, holders only convert their Notes upon the satisfaction of certain conditions.

The Notes may be converted into shares of common stock initially at a conversion rate of 147.9290 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $6.76 per share of common stock), subject to adjustment; provided, however, unless and until the Company obtains the shareholder approval referenced above or such shareholder approval is no longer required under the listing standards of the NYSE, the number of shares of common stock received upon conversion will be subject to a “conversion share cap” (equivalent to the pro rata portion of such 19.99% limit represented by the Notes to be converted). Holders who are either affiliated with the Company’s directors or executive officers or are owners of 5% or more of the Company’s common stock will be subject to additional limitations on the number of shares of common stock that may be delivered to them with respect to a conversion of Notes they own prior to shareholder approval. In addition, unless and until such shareholder approval is obtained or is no longer required under the listing standards of the NYSE, the Company will, unless the Company elects otherwise, elect “combination settlement” with a specified dollar amount per $1,000 principal amount of Notes of at least $1,000 for all Notes submitted for exchange, which means the Company will be obligated to settle the conversion obligation by paying up to the specified dollar amount with respect to such Notes in cash and delivering shares of common stock for any conversion value in excess of such specified dollar amount, subject to the conversion share cap. Any conversion value above the conversion share cap will be paid in cash.

The Company may not redeem the Notes prior to February 15, 2017. On and after February 15, 2017, and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if we call the Notes for redemption, a make-whole fundamental charge will be deemed to occur. As a result, we will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for holders who convert their notes prior to the redemption date.

The Company intends to seek shareholder approval at its 2014 Annual Shareholder Meeting to issue shares of common stock upon conversion in excess of the conversion share cap and other limitations imposed by Section 312 of the NYSE Listed Company Manual that require shareholder approval (i) in order for the Notes to be convertible into a number of shares of common stock that exceeds 1.0% of the number of shares of common stock or voting power outstanding before the issuance where those shares are issuable to a director, officer or “substantial security holder” of the Company or an affiliate of such person, and (ii) in order for the Notes to be convertible into a number of shares of Common Stock that exceeds 5% of the number of shares of Common Stock or voting power outstanding before the issuance where those shares are issuable to a substantial security holder.

IRS Investigation

On February 19, 2014, the Company and certain of its subsidiaries received summonses from the Internal Revenue Service (“IRS”) Criminal Investigation Division requesting information about the Company and its former structured settlement business and other specified records from 2010 to the present. Although we have confirmed that the investigation relates to the Company, the Company is not aware at this time of what allegations, if any, the IRS intends to investigate. The Company intends to cooperate in the investigation and is unable, at this time, to predict what action, if any, might be taken in the future by the IRS as a result of the matters that are the subject of the summonses or what impact, if any, the cost of providing information and documents might have on its financial condition, results of operations, or cash flows. In addition, if the investigation results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, its results of operations, or its cash flows.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement, dated as of October 25, 2013, between Majestic Opco L.L.C. and the Registrant.	8-K	2.1	10/28/13

3.1	Articles of Incorporation of Registrant.	S-1/A	3.1	10/1/10

3.2	Amended and Restated Bylaws of Registrant.				*

4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10

4.2	Indenture, dated as of February 21, 2014, by and among the Registrant and U.S. Bank, National Association, as indenture trustee.	8-K	4.1	2/19/14

10.1†	Employment Agreement between the Registrant and Antony Mitchell dated November 8, 2010.	S-1/A	10.1	11/10/10

10.2†	Employment Agreement between the Registrant and Richard O’Connell dated December 31, 2013 and effective January 1, 2014.	8-K	10.1	12/30/13

10.3†	Employment Agreement between the Registrant and Miriam Martinez dated December 31, 2013 and effective January 1, 2014.	8-K	10.2	12/30/13

10.4†	Employment Agreement between the Registrant and Michael Altschuler dated December 31, 2013 and effective January 1, 2014.	8-K	10.3	12/30/13

E-1

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.5	Separation Agreement and General Release of Claims between the Registrant and Jonathan Neuman, dated April 26, 2012.	8-K	10.2	4/30/12

10.6†	Imperial Holdings 2010 Omnibus Incentive Plan.	S-1/A	10.6	10/1/10

10.7†	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	10-Q	10.7	8/13/13

10.8	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10

10.9	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10

10.10	Non-Prosecution Agreement between the Registrant and the United States Attorney’s Office for the District of New Hampshire, dated April 30, 2012.	8-K	10.1	4/30/12

10.11	Loan and Security Agreement, dated as of April 29, 2013, among White Eagle Asset Portfolio, LLC, as borrower, Imperial Finance & Trading, LLC, as servicer and portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.	10-Q	10.1	8/13/13

10.12	First Amendment to Loan and Security Agreement and Security Account Control and Custodian Agreement, dated August 9, 2013, among White Eagle Asset Portfolio, LLC, as borrower, Imperial Finance & Trading, LLC, as servicer and portfolio manager, LNV Corporation, as initial lender, Wilmington Trust, National Associate, as custodian, and CLMG Corp, as the administrative agent.	10-Q	10.2	8/13/13

10.13††	Servicing Agreement, dated as of April 29, 2013, by and between Imperial Finance & Trading, LLC, as servicer, and White Eagle Asset Portfolio, LLC.	10-Q	10.3	8/13/13

10.14	First Amendment to Servicing Agreement, dated as of August 9, 2013, by and between Imperial Finance & Trading, LLC, as servicer, and White Eagle Asset Portfolio, LLC.	10-Q	10.4	8/13/13

10.15††	Master Termination Agreement and Release, effective as of April 30, 2013, by and among Lexington Insurance Company, Imperial Holding, Inc., Imperial PFC Financing, LLC, Imperial PFC Financing II, LLC, Imperial Life Financing II, LLC, Imperial Life & Annuity Services, LLC, Imperial Premium Finance, LLC and CTL Holdings, LLC.	10-Q	10.5	8/13/13

E-2

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.16	Purchase/Placement Agreement, dated as of February 12, 2014 by and among the Registrant and FBR Capital Markets & Co.				*

21.1	Subsidiaries of the Registrant.				*

23.1	Consent of Grant Thornton LLP.				*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101	Interactive Data Files.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 not filed for such purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.
†	Management compensatory arrangement

E-3