Form 10-Q
period 2014-03-31
Imperial Holdings, Inc.
filed 2014-05-08
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2014, the Registrant had 21,362,794 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED March 31, 2014

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following

•	our results of operations;

•	continuing costs associated with an investigation by the U.S. Securities and Exchange Commission (“SEC”) (the “SEC Investigation”) and with indemnification and continuing cooperation obligations related to the investigation into our legacy premium finance business by the United States Attorneys’ Office for the District of New Hampshire (“USAO”) (the “USAO Investigation”);

•	adverse developments, including financial ones, associated with the USAO Investigation and SEC Investigation, other litigation and judicial actions or similar matters;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings, under our revolving credit facility;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facility;

•	our ability to obtain financing on favorable terms or at all for life insurance policies that have not been pledged as collateral under our revolving credit facility;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	adverse developments, including financial ones, and costs associated with an investigation by the Internal Revenue Services (“IRS”) (the “IRS Investigation”);

•	loss of business due to negative press from the non-prosecution agreement executed in connection with the USAO Investigation, the SEC Investigation, the IRS Investigation, litigation or otherwise;

•	increases to the discount rates used to value the life insurance policies that we own;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	challenges to the ownership of the policies in our portfolio;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	deterioration of the market for life insurance policies and life settlements;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments associated with uncooperative co-trustees;

•	loss of the services of any of our executive officers;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	our inability to grow our businesses;

•	liabilities associated with our legacy structured settlement business;

•	changes in laws and regulations applicable to premium finance transactions or life settlements;

•	adverse developments in capital markets;

•	disruption of our information technology systems;

•	our failure to maintain the security of personally identifiable information pertaining to our customers and counterparties;

•	regulation of life settlement transactions as securities;

•	our limited operating experience and our ability to successfully implement our lending strategy;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	increases in premiums on life insurance policies that we own;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors.

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. See “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2013. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Form 10-Q to “Imperial,” “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$79,061	$14,722
Cash and cash equivalents (VIE Note 4)	2,869	7,977
Restricted cash	—	13,506
Prepaid expenses and other assets	2,492	1,331
Deposits—other	1,347	1,597
Structured settlement receivables, at estimated fair value	388	660
Structured settlement receivables at cost, net	545	797
Investment in life settlements, at estimated fair value	46,887	48,442
Investment in life settlements, at estimated fair value (VIE Note 4)	268,577	254,519
Receivable for maturity of life settlements (VIE Note 4)	13,641	2,100
Fixed assets, net	53	74
Investment in affiliates	2,384	2,378
Deferred debt costs, net	3,251	—

Total assets	$421,495	$348,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$5,415	$2,977
Accounts payable and accrued expenses (VIE Note 4)	267	341
Other liabilities	6,912	21,221
Interest payable—senior unsecured convertible notes	668	—
Revolving Credit Facility debt, at estimated fair value (VIE Note 4)	133,952	123,847
Senior unsecured convertible notes, net of discount (Note 10)	54,092	—
Conversion derivative liability, at estimated fair value (Note 10)	18,963	—
Income taxes payable	—	6,295
Deferred tax liability	3,976	—

Total liabilities	224,245	154,681
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized; 21,362,794 and 21,237,166 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	213	212
Additional paid-in-capital	246,670	239,506
Accumulated deficit	(49,633)	(46,296)

Total stockholders’ equity	197,250	193,422

Total liabilities and stockholders’ equity	$421,495	$348,103

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
Income
Interest income	$2	$20
Interest and dividends on investment securities available for sale	—	14
Loss on life settlements, net	(360)	—
Change in fair value of life settlements (Notes 8 & 11)	13,956	1,840
Servicing fee income	—	234
Other income	4	1,153

Total income	13,602	3,261

Expenses
Interest expense	2,801	103
Change in fair value of Revolving Credit Facility debt (Notes 9 & 11)	1,129	—
Change in fair value of conversion derivative liability (Notes 10 & 11)	2,062	—
Amortization of deferred costs	—	7
Personnel costs	2,168	1,863
Legal fees	2,844	4,843
Professional fees	1,171	802
Insurance	423	519
Other selling, general and administrative expenses	346	420

Total expenses	12,944	8,557

Income (loss) from continuing operations before income taxes	658	(5,296)
Provision for income taxes	3,976	40

Net income (loss) from continuing operations	$(3,318)	$(5,336)

Discontinued Operations:
Income (loss) from discontinued operations, net of income taxes	$(19)	$1,005

Net income (loss)	$(3,337)	$(4,331)

Earnings per share:
Basic and diluted earnings per common share
Continuing operations	$(0.16)	$(0.25)
Discontinued operations	$—	$0.05

Net income (loss)	$(0.16)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	21,344,112	21,206,121

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income (loss)	$(3,337)	$(4,331)
Other comprehensive income (loss), net of tax:
Reclassification adjustment for gains included in net profit (loss)	—	3

Comprehensive income (loss)	$(3,337)	$(4,328)

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2014	21,237,166	$212	$239,506	$(46,296)	$193,422
Comprehensive income (loss)	—	—	—	(3,337)	(3,337)
Stock-based compensation	—	—	370	—	370
Issuance of common stock	125,628	1	499	—	500
Pre-conversion tax adjustment	—	—	6,295	—	6,295

Balance, March 31, 2014	21,362,794	$213	$246,670	$(49,633)	$197,250

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(3,337)	$(4,331)
Adjustments to reconcile net income (loss) to net cash used in operating activates:
Depreciation and amortization	26	53
Revolving Credit Facility financing cost	1,330	—
Amortization of discount and deferred costs for senior unsecured convertible notes	299	—
Amortization of premiums and accretion of discounts on available for sale securities	—	21
Stock-based compensation expense	370	191
Change in fair value of life settlements	(13,956)	(1,840)
Unrealized change in fair value of structured settlements	(8)	(545)
Change in fair value of Revolving Credit Facility debt	1,129	—
Loss on life settlements, net	360	—
Interest income	(29)	(87)
Amortization of deferred costs	—	7
Amortization of Bridge Facility discount	—	40
Gain on sale and prepayment of investment securities available for sale	—	(22)
Change in value of warrants to be issued	—	2,334
Change in value of conversion derivative liability	2,062	—
Change in assets and liabilities:
Restricted cash	13,506	—
Deposits—other	250	(696)
Investment in affiliates	(7)	(62)
Structured settlement receivables	559	223
Deferred costs, net	—	(430)
Prepaid expenses and other assets	(1,203)	(1,701)
Accounts payable and accrued expenses	2,192	999
Other liabilities	(13,808)	1,599
Interest receivable	—	95
Interest payable	668	60
Deferred income tax	3,976	40

Net cash used in operating activities	(5,621)	(4,052)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(2)	(1)
Proceeds from sale and prepayments of investment securities available for sale	—	12,111
Premiums paid on investments in life settlements	(13,264)	(6,963)
Proceeds from sale of investments in life settlements, net	2,858	—

Net cash (used in) provided by investing activities	(10,408)	5,147

Cash flows from financing activities
Borrowings from Revolving Credit Facility	13,374	—
Repayment of borrowings under Revolving Credit Facility	(6,006)	—
Restricted cash	—	1,162
Repayment of borrowings under bridge facility	—	41,400
Proceeds from senior unsecured convertible notes, net	67,892	—

Net cash provided by financing activities	75,260	42,562

Net increase in cash and cash equivalents	59,231	43,657
Cash and cash equivalents, at beginning of the period	22,699	7,001

Cash and cash equivalents, at end of the period	$81,930	$50,658

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$499	$—

Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	$—	$1,524

Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$1,608	$—

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. (with its subsidiaries, the “Company” or “Imperial”) on February 3, 2011, in connection with the Company’s initial public offering.

Incorporated in Florida, Imperial owns and manages a portfolio of 601 life insurance policies, also referred to as life settlements, with a fair value of $315.5 million and an aggregate death benefit of approximately $2.9 billion at March 31, 2014. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 452 of these policies, with an aggregate death benefit of approximately $2.3 billion, have been pledged under a 15-year revolving credit agreement (the “Revolving Credit Facility”) entered into by the Company’s subsidiary, White Eagle Asset Portfolio, LLC (“White Eagle”).

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from servicing policies pledged as collateral under the Revolving Credit Facility. Notwithstanding consolidation, White Eagle is the owner of 452 policies, with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $268.6 million at March 31, 2014.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2014. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Derivative Instruments

The Company issued and sold $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the “Notes”) that contain an embedded derivative feature. In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, derivative instruments are recognized as either assets or liabilities on the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract, such as the Notes, are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determines the fair value of its derivative instruments based upon available market data and unobservable inputs using a Black Scholes pricing model.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of investments in life settlements, the valuation of the debt owing under the Revolving Credit Facility and the valuation of the conversion derivative liability embedded within the Company’s Notes.

(3) Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11

requires, unless certain conditions exist, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. Adoption of this guidance resulted in the recognition of a $3.7 million tax expense in the Company’s consolidated financial statement of operations for the quarter ended March 31, 2014, a $2.6 million reduction in the valuation allowance and an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2014.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

(4) Consolidation of Variable Interest Entities

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of March 31, 2014 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
March 31, 2014	$285,087	$134,219	$2,384	$2,384
December 31, 2013	$264,596	$124,188	$2,378	$2,378

Effective April 29, 2013, White Eagle, a subsidiary of the Company, entered into the Revolving Credit Facility with a portion of the proceeds from the initial borrowings used to repay all outstanding amounts under an eighteen-month bridge facility. Ongoing draws under the Revolving Credit Facility may be used, among other things, to pay premiums on the life insurance policies that have been pledged as collateral under the Revolving Credit Facility. As of March 31, 2014, 452 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $268.6 million were pledged as collateral under the Revolving Credit Facility. A Company subsidiary acts as portfolio manager and servicer for life insurance policies owned by White Eagle and the Company was determined to be the primary beneficiary of White Eagle as it has a controlling financial interest and the power to direct the activities that most significantly impacted White Eagle’s economic performance and the obligation to absorb economic gains and losses. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidated White Eagle in its financial statements for the three months ended March 31, 2014 and the year ended December 31, 2013.

(5) Earnings Per Share

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

The following tables reconcile actual basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands except share and per share data).

	For the Three Months Ended March 31,
	2014(1)	2013(2)
Earnings per share:
Numerator:
Net income (loss) from continuing operations	$(3,318)	$(5,336)
Net income (loss) income from discontinued operations	$(19)	$1,005

Net income (loss)	$(3,337)	$(4,331)

Basic earnings per common share:
Basic income (loss) from continuing operations	$(0.16)	$(0.25)
Basic income (loss) from discontinued operations	$—	$0.05

Basic income (loss) per share available to common shareholders	$(0.16)	$(0.20)
Diluted earnings per per common share:
Diluted income (loss) from continuing operations.	$(0.16)	$(0.25)
Diluted income (loss) from discontinued operations	$—	$0.05

Diluted income (loss) per share available to common shareholders	$(0.16)	$(0.20)
Denominator:

Basic and diluted	21,344,112	21,206,121

(1)	The computation of diluted EPS does not include 816,116 options, 4,240,521 warrants, up to 10,464,941 shares of underlying common stock issuable upon conversion of the Notes and 17,286 shares of restricted stock for the three months ended March 31, 2014, as the effect of their inclusion would have been anti-dilutive.

(2)	The computation of diluted EPS did not include 485,695 options and 4,240,521 warrants for the three months ended March 31, 2013, as the effect of their inclusion would have been anti-dilutive.

(6) Stock-based Compensation

In connection with the Company’s initial public offering, the Company established the Imperial Holdings 2011 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. On April 1, 2013, the Company granted 13,759 shares of unrestricted common stock to its outside directors with an aggregate grant date fair value of approximately $57,000 computed in accordance with ASC 718, Compensation-Stock Compensation. During the year ended December 31, 2013, the Company issued 545,000 options to employees at a strike price of $6.94. The Company recognized approximately $340,000 and $191,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended March 31, 2014 and 2013, respectively. The Company incurred additional stock-based compensation expense of approximately $30,000 and $0 in stock-based compensation relating to restricted stock granted to its board of directors during the three months ended March 31, 2014 and 2013, respectively. Prior to our initial public offering, the Company had no equity compensation plan.

Options

As of March 31, 2014, options to purchase 816,116 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.49 per share. The outstanding options issued in 2011 expire seven years after the date of grant and were granted with a strike price of $10.75, which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years.

The following table presents the activity of the Company’s outstanding stock options of common stock for the three months ended March 31, 2014:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, January 1, 2014	831,282	$8.46	5.51	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(15,166)	$6.94	6.18	—
Options expired	—	—	—	—

Options outstanding, March 31, 2014	816,116	$8.49	5.24	—

Exercisable at March 31, 2014	493,428	$9.50	4.63	—

Unvested at March 31, 2014	322,688	$6.94	6.18	—

As of March 31, 2014, all outstanding stock options had an exercise price above the fair market value of the common stock.

During the three months ended March 31, 2014, the Company recognized $340,000 of expense. The remaining unamortized amounts in respect of the June 6, 2013 option grants of approximately $420,000 and $240,000 will be expensed during the remainder of 2014 and 2015, respectively.

Restricted Stock

As of March 31, 2014, 17,286 shares of restricted stock granted to our directors under the Omnibus Plan remained subject to a one year vesting schedule that commenced on the date of grant. The fair value of the unvested restricted stock was valued at $120,138 based on the closing price of the Company’s shares on the grant date. The Company expensed approximately $30,000 in stock based compensation related to the 17,286 shares of restricted stock during the three months ended March 31, 2014.

The following table presents the activity of the Company’s restricted stock for the three months ended March 31, 2014:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2014	17,286
Granted	—
Vested	—
Forfeited	—

Outstanding March 31, 2014	17,286

The aggregate intrinsic value of these awards is $99,000 and the stock will vest in June 2014.

Warrants

On February 11, 2011, three shareholders received ownership of warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. One-third of the warrants have an exercise price of $12.90. The warrants will expire seven years after the date of issuance and the exercisability of the warrant will vest ratably over four years.

In connection with the class action settlement described in Note 13, Contingencies and Commitments, the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April of 2014. The estimated fair value at March 31, 2014 of such warrants was $5.4 million, which is included in other liabilities. The warrants will have a five-year term from the date they are distributed to the class participants with an exercise price of $10.75.

(7) Discontinued Operations

On October 25, 2013, the Company sold substantially all of the operating assets comprising its structured settlement business for gross proceeds of $12.0 million. The Company’s decision to sell the division was to focus on the life settlements business. No structured settlement receivables were sold and no on-balance sheet liabilities were transferred in connection with the sale. This sale resulted in the recognition of a gain of $11.3 million in the fourth quarter of 2013.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended March 31,
	2014	2013
Total income (loss)	$75	$4,192
Total expenses	(94)	(3,187)

Income (loss) before income taxes	(19)	1,005
Income tax expense	—	—

Net income (loss) from discontinued operations	$(19)	$1,005

(8) Investment in Life Settlements (Life Insurance Policies)

The Company accounts for policies it acquires using the fair value method in accordance with ASC 325-30-50 Investments—Other—Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, the initial investment is the loan carrying value. For policies purchased in the secondary or tertiary markets, the initial investment is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in fair value in earnings in the period in which the changes occur.

As of March 31, 2014 and December 31, 2013, the Company owned 601 and 612 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $315.5 million and $303.0 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at March 31, 2014 was 11.4 years. The following table describes the Company’s investments in life settlements as of March 31, 2014 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 - 1	—	$—	$—
1 - 2	—	—	—
2 -3	5	7,496	14,875
3 - 4	8	13,818	34,400
4 - 5	11	16,812	51,450
Thereafter	577	277,338	2,819,674

Total	601	$315,464	$2,920,399

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

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2014, are as follows (in thousands):

Remainder of 2014	$40,069
2015	52,957
2016	56,215
2017	62,849
2018	67,281
Thereafter	1,136,388

$1,415,759

The amount of $1.42 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

(9) Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement (the “Revolving Credit Facility”) with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent, providing for up to $300.0 million in borrowings. Ongoing draws under the Revolving Credit Facility may be used, among other things, to pay premiums on the life insurance policies that have been pledged as collateral under the Revolving Credit Facility. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. As of March 31, 2014, 452 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $268.6 million have been pledged as collateral under the Revolving Credit Facility.

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. 452 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $268.6 million have been pledged as collateral under the Revolving Credit Facility at March 31, 2014. In addition, the Company’s equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. $157.8 million was undrawn with $3.1 million available to borrow under the Facility at March 31, 2014.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at March 31, 2014 is 5.5%.

The Company’s policy is to record interest expense for the cash portion of interest paid during the period. Accrued interest is reflected as a component of the estimated fair value of the Revolving Credit Facility debt. Total interest expense on the facility was $1.8 million and includes $1.3 million withheld from borrowings by the lender and $499,000 paid by the Company for the three months ended March 31, 2014.

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

We have elected to account for the debt under the Revolving Credit Facility, which includes the 50% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

At March 31, 2014, the fair value of the debt is $134.0 million. As of March 31, 2014, the borrowing base was approximately $145.3 million including $142.2 million in outstanding principal.

There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

(10) 8.50% Senior Unsecured Convertible Notes

In February 2014, the Company issued $70.7 million in an aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. The Notes were sold to certain accredited investors pursuant to Regulation D under the Securities Act of 1933 and to an initial purchaser who then sold the notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Notes were issued pursuant to an indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee (“the Indenture”). Affiliates of certain of the Company’s 5% shareholders participated in the offering of the Notes, including: Bulldog Investors, LLC, Indaba Capital Management, LLC and Nantahala Capital Management LLC. At the closing of the offering, affiliates of these shareholders purchased Notes in aggregate principal amounts of $9,243,000, $30,000,000 and $14,500,000, respectively. Two members of our Board of Directors, Messrs. Dakos and Goldstein, are affiliated with Bulldog Investors, LLC.

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

The Notes may be converted into shares of common stock initially at a conversion rate of 147.9290 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $6.76 per share of common stock), subject to adjustment; provided, however, unless and until the Company obtains the shareholder approval referenced above or such shareholder approval is no longer required under the listing standards of the NYSE, the number of shares of common stock received upon conversion will be subject to a “conversion share cap” (equivalent to the pro rata portion of such 19.99% limit represented by the Notes to be converted). Holders who are either affiliated with the Company’s directors or executive officers or are owners of 5% or more of the Company’s common stock will be subject to additional limitations on the number of shares of common stock that may be delivered to them with respect to a conversion of Notes they own prior to the above described shareholder approval. In addition, unless and until such shareholder approval is obtained or is no longer required under the listing standards of the NYSE, the Company will, unless the Company elects otherwise, elect “combination settlement” with a specified dollar amount per $1,000 principal amount of Notes of at least $1,000 for all Notes submitted for exchange, which means the Company will be obligated to settle the conversion obligation by paying up to the specified dollar amount with respect to such Notes in cash and delivering shares of common stock for any conversion value in excess of such specified dollar amount, subject to the conversion share cap. Any conversion value above the conversion share cap will be paid in cash.

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

The Company has filed a definitive proxy statement with the SEC to, among other items, seek shareholder approval to issue shares of common stock upon conversion in excess of the conversion share cap and other limitations imposed by Section 312 of the NYSE Listed Company Manual that require shareholder approval (i) in order for the Notes to be convertible into a number of shares of common stock that exceeds 1% of the number of shares of common stock or voting power outstanding before the issuance where those shares are issuable to a director or officer of the Company or an affiliate of such person, and (ii) in order for the Notes to be convertible into a number of shares of Common Stock that exceeds 5% of the number of shares of Common Stock or voting power outstanding before the issuance where those shares are issuable to a “substantial security holder.”

The Company determined that the embedded conversion option in the Notes is required to be separately accounted for as a derivative under ASC 815 which requires the Company to bifurcate the embedded conversion option and record it as a liability at fair value and record a debt discount by an equal amount. Changes in the fair value of the conversion derivative liability are recorded in earnings and the discount on the debt liability, together with the stated interest on the instrument, is amortized to interest expense over the life of the debt using the effective interest method.

The fair value of the conversion derivative liability was estimated at March 31, 2014 using a Black Scholes pricing model using the following assumptions:

Three Months Ended March 31, 2014
Expected Volatility	40.0%
Expected Term in Years	4.9
Risk Free Rate	1.7%

Upon the issuance of the Notes, the fair value of the conversion derivative liability was $16.9 million. As of March 31, 2014, the carrying value of the Notes was $54.1 million. The unamortized debt discount and origination cost of $16.7 million and $3.3 million, respectively, will be amortized over the remaining life of the Notes, using the effective interest method.

The Company recorded $967,000 of interest expense including $250,000 and $49,000 from amortizing debt discounts and issuance costs during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company recorded a loss on the change in fair value of the conversion derivative liability of $2.1 million and as of March 31, 2014, the fair value of the conversion derivative liability was $19.0 million.

(11) Fair Value Measurements

We carry investments in life settlements, certain structured settlements, our Revolving Credit Facility debt, and the conversion derivative liability embedded in the Notes at fair value in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of March 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$315,464	$315,464
Structured settlement receivables	—	—	388	388

	$—	$—	$315,852	$315,852

The balances of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$133,952	$133,952
Conversion derivative liability embedded in the Notes	—	—	18,963	18,963

	$—	$—	$152,915	$152,915

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2013, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$302,961	$302,961
Structured settlement receivables	—	—	660	660

	$—	$—	$303,621	$303,621

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2013, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$123,847	$123,847

	$—	$—	$123,847	$123,847

The Company values its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is generally believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed.

	Fair Value at 3/31/14	Aggregate death benefit at 3/31/14	Valuation Technique (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$38,350	$206,450	Discounted cash flow	Discount rate	14.80% - 20.80%
				Life expectancy evaluation	(8.8 years)
Premium financed	$277,114	$2,713,949	Discounted cash flow	Discount rate	16.80% - 26.80%

				Life expectancy evaluation	(11.6) years
Investment in life settlements	$315,464	$2,920,399	Discounted cash flow	Discount rate	(19.05%)
				Life expectancy evaluation	(11.4 years)

Structured settlements receivables	$388	N/A	Discounted cash flow	Facility sales discount rates	8.66%

				Discount rate	23.90%*
Revolving Credit Facility debt	$133,952	N/A	Discounted cash flow	Life expectancy evaluation	(10.9 years)

				Discount rate	1.70%
Conversion derivative liability	$18,963	N/A	Black Scholes pricing model	Volatility	40.00%

*	Actual

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

The Company currently procures its life expectancy reports from two life expectancy report providers, AVS Underwriting LLC (“AVS”) and 21st Services, LLC (“21st Services”), and averages or “blends” the results of their respective life expectancy reports to establish a composite mortality factor.

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

As of March 31, 2014, the Company received 241 updated life expectancy reports from 21st Services, of which 198 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 14.57% and, based on this sample, for the three months ended March 31, 2014, the Company increased the life expectancies furnished by 21st Services by 14.57% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the number of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

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

Life Expectancy Months Adjustment	Value	Change in Value
+6	$263,774	$(51,690)
-	315,464	—
-6	$371,481	$56,017

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

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and potential financing sources and extrapolates the discount rate underlying actual sales of policies.

Due to the Company’s association with the USAO Investigation, the Company believes that, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. However, since the Company entered into a non-prosecution agreement, investors have required less of a risk premium to transact in these policies and the Company expects that, in time, investors will continue to require less of a risk premium to transact in policies associated with its premium finance business.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At March 31, 2014, the Company had nineteen life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of March 31, 2014:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Occidental Life Insurance Company	25.7%	20.5%	A1	AA-
Lincoln National Life Insurance Company	21.0%	20.6%	A1	AA-
AXA Equitable Life Insurance Company	10.1%	11.2%	Aa3	A+

Estimated risk premium

As of March 31, 2014, the Company owned 601 policies with an aggregate investment in life settlements of $315.5 million. Of these 601 policies, 558 were previously premium financed and are valued using discount rates that range from 16.80% to 26.80%. The remaining 43 policies, which are non-premium financed, are valued using discount rates that range from 14.80% to 20.80%. As of March 31, 2014, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 19.05%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
18.55%	-0.50%	$324,713	$9,249
19.05%	—	$315,464	$—
19.55%	0.50%	$306,620	$(8,844)

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

Structured settlement receivables—All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. We make this election because it is our intention to sell these assets within the next twelve months. Structured settlements are purchased at effective yields that are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of March 31, 2014, the Company had 17 structured settlements with an estimated fair value of $388,000 and an average sales discount rate of 8.66%.

Revolving Credit Facility debt—In connection with the Revolving Credit Facility, White Eagle pledged 459 policies to serve as collateral for its obligations under the facility. Absent an event of default under the Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Life expectancy sensitivity analysis of Revolving Credit Facility debt

A considerable portion of the fair value of the Revolving Credit Facility debt derives from the timing of receipt of future policy proceeds. Should life expectancies lengthen such that policy proceeds are collected further into the future, the fair value of this debt will decline. Conversely, should life expectancies shorten, the fair value of this debt will increase. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Revolving Credit Facility Debt	Change in Value
+6	$114,880	$(19,072)
-	$133,952	—
-6	$154,405	$20,453

Future changes in the life expectancies could have a material effect on the fair value of our Revolving Credit Facility debt, which could have a material adverse effect on our business, financial condition and results of operations.

Discount rate of Revolving Credit Facility debt

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and our estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of Revolving Credit Facility debt

The extent to which the fair value of the Revolving Credit Facility debt could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by  1⁄2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Revolving Credit Facility debt as of March 31, 2014 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Revolving Credit Facility Debt	Change in Value
23.40%	-0.50%	$136,607	$2,655
23.90%	—	$133,952	$—
24.40%	0.50%	$131,390	$(2,562)

Future changes in the discount rates could have a material effect on the fair value of our Revolving Credit Facility debt, which could have a material adverse effect on our business, financial condition and results of our operations.

At March 31, 2014, the fair value of the debt was $134.0 million and the outstanding principal was approximately $142.2 million.

Senior Unsecured Convertible Note- The Company determined that the embedded conversion option in the Notes is required to be separately accounted for as a derivative under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to bifurcate the embedded conversion option and record it as a liability at fair value and reduce the debt liability by a corresponding discount of an equivalent amount. The Company uses a Black Scholes pricing model that incorporates present valuation techniques and reflect both the time value and the intrinsic value of the embedded conversion option to approximate the fair value of the conversion derivative liability at the end of each reporting period. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Although we believe our valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.

Changes in Fair Value

The following tables provide a roll-forward in the changes in fair value for the three months ended March 31, 2014, for assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2014	$302,961
Purchase of policies	—
Acquired in foreclosure	—
Change in fair value	13,956
Matured/sold policies	(14,717)
Premiums paid	13,264
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2014	$315,464

Changes in fair value included in earnings for the period relating to assets held at March 31, 2014	$3,291

The following tables provide a roll-forward in the changes in fair value for three months ended March 31, 2014, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Revolving Credit Facility debt:
Balance, January 1, 2014	$123,847
Subsequent draws under the revolving credit facility	14,982
Payments on credit facility	(6,006)
Unrealized change in fair value	1,129
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2014	$133,952

Changes in fair value included in earnings for the period relating to liabilities held at March 31, 2014	$1,129

Conversion derivative liability:
Balance, at inception	16,901
Change in fair value	2,062
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2014	18,963

Changes in fair value included in earnings for the period relating to liabilities held at March 31, 2014	$2,062

The following tables provide a roll-forward in the changes in fair value for three months ended March 31, 2013, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2013	$113,441
Acquired in foreclosure	1,524
Change in fair value	(3,036)
Matured policies	(1,160)
Premiums paid	6,963
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2013	117,732

Changes in fair value included in earnings for the period relating to assets held at March 31, 2013	$2,685

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2014 and 2013.

(12) Segment Information

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting.

(13) Commitments and Contingencies

Lease Agreements

The Company leases office space under operating lease agreements that expire on October 31, 2014. The lease contains a provision for a 5% increase of the base rent annually on the anniversary of the rent commencement date. Rent expense under the leases was approximately $126,000 for the three months ended March 31, 2014 and 2013. Future minimum payments under operating leases for the remainder of 2014 are approximately $338,000.

Employment Agreements

In connection with our initial public offering, we entered into an employment agreement with our chief executive officer, which provides for substantial payments in the event that the executive terminates his employment with us due to a material change in the geographic location where such officer performs his duties or upon a material diminution of his base salary or responsibilities, with or without cause. These payments are equal to three times the sum of our chief executive officer’s base salary and the average of the three years’ annual cash bonus.

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses. The Company recognized indemnification expenses of $459,000 and $627,000 during the three months ended March 31, 2014 and 2013, respectively.

We do not have any general policies regarding the use of employment agreements, but may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter.

Litigation

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When a loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company will then continue to monitor the matter for further developments that could affect the amount of any such accrued liability.

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

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of March 31, 2014, the Company had 39 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which historically accounted for the majority of the Company’s income and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years until April 30, 2015, but the Company may petition the USAO to forego the final year of the Non-Prosecution Agreement, if the Company otherwise complies with all of its obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertains to the Company (subject to the Company’s continuing compliance with its terms), the USAO is continuing to investigate certain individuals formerly employed by the Company and the Company is continuing to incur expenses regarding its indemnification obligations with respect to such individuals.

In addition, settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation require Imperial to advance legal fees to and indemnify certain individuals. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations. Excluding expenses of general external legal service providers, USAO litigation-related fees (inclusive of indemnification and advancement expenses) of $784,000 and $1.4 million were recognized for the three months ended March 31, 2014 and 2013, respectively.

Class Action Litigation

On December 16, 2013, final approval of the settlement to the class action designated Fuller v. Imperial Holdings et al. was granted by the United States District Court for the Southern District of Florida. The terms of the class action settlement included a cash payment of $12.0 million, with $11.0 million contributed by the Company’s primary and excess director and officer liability insurance carriers, with such amounts paid during the quarter ended March 31, 2014. The terms of the settlement also include the issuance of warrants to purchase two million shares of the Company’s stock. The estimated fair value at March 31, 2014 of such warrants was $5.4 million. The warrants, which were issued into an escrow account in April 2014 will have a five-year term from the date they are distributed to class participants and have an exercise price of $10.75.

Derivative Litigation

On December 17, 2013, final approval of the settlement to the derivative designated action Robert Andrzejczyk v. Imperial Holdings, Inc. et al. was granted by the 15th Judicial Circuit in and for Palm Beach County, Florida. The settlement requires implementation of certain compliance reforms and included the payment by the Company’s primary director and officer liability insurance carrier of $1.5 million for legal fees and the contribution of 125,628 shares of the Company’s stock, which were issued in the first quarter of 2014.

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

The Sun Life Case and IPF Case have been consolidated for all purposes, including trial.

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”) , the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000. On June 4, 2013, IPF filed a Notice of Appeal of the order to the Eleventh Circuit Court of Appeals. The matter is fully briefed and pending oral argument. The Company recorded a reserve of $850,000 that is included in other liabilities as of March 31, 2014.

IRS Investigation

On February 19, 2014, the Company and certain of its subsidiaries received summonses from the Internal Revenue Service (“IRS”) Criminal Investigation Division requesting information about the Company and its former structured settlement business and other specified records from 2010 to the present. We have confirmed that the investigation relates to the Company and its legacy structured settlements business. The Company has been cooperating with the investigation and is unable, at this time, to predict what action, if any, might be taken in the future by the IRS as a result of the matters that are the subject of the summonses or what impact, if any, the cost of providing information and documents might have on its financial condition, results of operations, or cash flows. In addition, if the investigation results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, its results of operations, or its cash flows.

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

(14) Stockholders’ Equity

The Company has reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 816,116 options to purchase shares of common stock granted to existing employees were outstanding as of March 31, 2014, and an additional 20,793 shares of restricted stock of which 3,507 were granted in 2011, 17,286 were granted in 2013 and 13,759 shares of unrestricted stock had been granted to directors under the plan subject to vesting. There were 349,332 securities remaining for future issuance under the Omnibus Plan as of March 31, 2014.

During the quarter, the Company adopted ASU No. 2013-11, adoption of this guidance resulted in an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2014. See Note 3, Recent Accounting Pronouncements

(15) Income Taxes

Our provision for income taxes is estimated to result in an annual effective tax rate of 38.8% in 2014, except as noted below. For periods prior to 2014 our provision for income taxes is estimated to result in an annual effective tax rate of 0.0%. The 0.0% effective tax rate was the result of our recording of a valuation allowance for those deferred tax assets that were not expected to be recovered in the future. Due to the adoption of ASU 2013-11 effective January 1, 2014, the Company is no longer in a net deferred tax asset position.

Included in our provision for income taxes for the quarter ended March 31, 2014 is a $3.7 million provision attributed to the adoption of guidance provided in ASU No. 2013-11, that was effective on January 1, 2014. In addition, as a result of the adoption of this standard, the Company recorded a $6.3 million increase to additional paid-in-capital.

In March of 2014, the Company was notified by the IRS of its intention to examine the Company’s tax returns for the years ended December 31, 2011 and 2012, respectively. The IRS has not started its examination of such tax returns. See also “IRS Investigation” in Note 13 regarding the IRS Criminal Investigation Division’s investigation related to the Company’s former structured settlement business.

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

Overview

We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, in February 2011, Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities. We own and manages a portfolio of 601 life insurance policies, also referred to as life settlements, with a fair value of $315.5 million and an aggregate death benefit of approximately $2.9 billion at March 31, 2014. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Convertible Notes Issuance

On February 21, 2014, we issued $70.7 million of 8.50% senior unsecured convertible notes due 2019 (the “Notes”). We plan to use a portion of the proceeds to strategically lend against portfolios of life settlements owned by institutional investors and anticipate that we will be able to enter into loan transactions where we would lend, as a first-priority secured lender, on a “last money in—first money out” basis, meaning that proceeds from the policies pledged as collateral under a loan that we make will first be distributed, after premium payments and fees to service providers, to pay outstanding interest and principal on the loan. Our expectation is that our participation in any such loan will be conditioned on our being granted a participation in the proceeds of the death benefits from the underlying portfolios. We anticipate that this strategy will generate meaningful short term cash flows. Such short term cash flows are material to the Company since the Company does not expect to receive meaningful distributions of proceeds from policy maturities that have been pledged under the Revolving Credit Facility (as discussed below) for up to the next five years. We have begun sourcing lending opportunities and will seek to deploy capital in 2014.

Section 312 of the NYSE Listed Company Manual requires, among other things, that we obtain shareholder approval in order for the number of shares of our common stock to be issued upon conversion of the Notes to equal or exceed 20% of the shares of our common stock outstanding before we issued the Notes (the “NYSE Limit”). Accordingly, we are seeking shareholder approval at our upcoming annual meeting on June 5, 2014 to issue shares in excess of the NYSE Limit. If we do not obtain shareholder approval, the number of shares of common stock that we issue upon conversion of the Notes will be subject to a “conversion share cap” (a 19.99% limit of the stock outstanding at the time of the issuance of the Notes) and we will settle the Notes through a “combination settlement” whereby we will settle a specified portion of the Notes in cash with the remainder settled in shares of our common stock up to the pro rata portion of the conversion share cap.

Until we obtain shareholder approval we will settle any conversion of the Notes through the combination settlement described above. As a result, we have bifurcated a conversion derivative that is embedded in the Notes and recorded it separately at fair value as a liability with changes in its fair value recorded in earnings. We recorded the difference between the principal amount of the Notes and the conversion derivative liability as a debt discount which is subsequently amortized to interest expense over the expected life of the Notes using the effective interest method. If we obtain shareholder approval in the second quarter of 2014 to exceed the NYSE Limit, we would expect to reclassify the conversion derivative liability to equity along with any unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. In subsequent reporting periods, if the reclassification occurs, the Notes will be recorded at accreted value up to the par value of the Notes at maturity. The debt discount will be amortized into interest expense using the interest method, in an aggregate amount equal to the amount of the conversion derivative liability reclassified into equity along with any unamortized transaction costs.

During the three months ended March 31, 2014, in respect to the conversion derivative liability, the Company recorded a change in fair value loss of $2.1 million. In addition, the Company recorded $299,000 in interest expense related to the amortization of the debt discount and issuance costs.

Portfolio Management

At March 31, 2013, our portfolio consisted of 601 life insurance policies with a fair value of $315.5 million and an aggregate death benefit of approximately $2.9 billion. Our subsidiary, White Eagle Asset Portfolio, LLC, (“White Eagle”), is the owner of 452 of these life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $268.6 million at March 31, 2014. White Eagle pledged its policies as collateral to secure borrowings made under a 15-year revolving credit agreement (the “Revolving Credit Facility”), which will be used, among other things, to pay premiums on the life insurance policies owned by White Eagle.

While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been significantly mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan, unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company. The Company believes it may be at least five years before the Company receives meaningful distributions from these policies. As such, the Company must proactively manage its cash in order to effectively run its businesses, maintain the policies that have not been pledged under the Revolving Credit Facility and opportunistically grow its assets. The Company may in the future pledge and/or borrow against certain or all of the 149 policies that have not been pledged under the Revolving Credit Facility. It may also determine to sell all or a portion of these policies and, under certain circumstances, lapse certain of these policies as its portfolio strategy and liquidity needs dictate. Should it choose to maintain all of the policies that have not been pledged as collateral under the Revolving Credit Facility, the Company estimates that it will need to pay approximately $5.6 million to maintain these 149 policies in force through 2014.

During the quarter ended March 31, 2014, the Company sold six policies that were not pledged as collateral under the Revolving Credit Facility for gross proceeds of $3.1 million. Five policies matured during the quarter with an aggregate death benefit of $11.5 million. All five policies served as collateral under the Revolving Credit Facility. This amount is reflected in the Company’s consolidated balance sheet under “receivable for maturity of life settlements” as of March 31, 2014.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of investments in life settlements, the valuation of the debt owing under the Revolving Credit Facility and the valuation of our conversion derivative liability embedded within the Notes have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates. Below we discuss the critical accounting policies associated with the estimates as well as selected other critical accounting policies.

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

We have elected to account for the debt under the Revolving Credit Facility, which includes its interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

The Company determined that the embedded conversion option in the Notes is required to be separately accounted for as a derivative under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. ASC 815 requires the Company to bifurcate the embedded conversion option and record it as a liability at fair value and reduce the debt liability by a corresponding discount of an equivalent amount. The embedded conversion option is required to be re-measured at fair value at each reporting date with gains or losses recognized in earnings The Company uses a Black Scholes pricing model that incorporates present valuation techniques and reflects both the time value and the intrinsic value of the embedded conversion option to approximate the fair value of the conversion derivative liability at the end of each reporting period. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, structured settlements, Revolving Credit Facility debt and conversion derivative liability are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 11, Fair Value Measurements of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

Income Recognition from Continuing Operations

Our primary source of income from continuing operations are in the form of change in fair value of life settlements and gains on life settlements, net. Our income recognition policies for this source of income is as follows:

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

Deferred Costs

Deferred costs include costs incurred in connection with acquiring and maintaining credit facilities. These costs are amortized over the life of the related loan using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company’s 8.50% senior unsecured convertible notes. The Company did not recognize any deferred cost on its Revolving Credit Facility given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facility.

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

Our provision for income taxes is estimated to result in an annual effective tax rate of 38.8% in 2014, except as noted below. For periods prior to 2014 our provision for income taxes is estimated to result in an annual effective tax rate of 0.0%. At March 31, 2013, due to the large losses and the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and class action lawsuits, we recorded a full valuation allowance against our net deferred tax asset as it was more likely than not that the net deferred tax asset is not realizable. As a result of these increases in the valuation allowance, we recorded no income tax benefit for 2013.

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

In March of 2014, the Company was notified by the IRS of its intention to examine the Company’s tax returns for the years ended December 31, 2011 and 2012, respectively. The IRS has not started its examination of such tax returns. See also “IRS Investigation” in Note 13, Contingencies and Commitments regarding the IRS Criminal Investigation Division’s investigation related to the Company’s former structured settlement business.

Stock-Based Compensation

We have adopted ASC 718, Compensation—Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options and warrants, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments awarded upon or after the closing of our initial public offering will be determined based on a valuation using an option pricing model that takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

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

Recent Accounting Pronouncements

Note 2, Principles of Consolidation and Basis of Presentation of the Notes to Consolidated Financial Statements discusses accounting standards adopted during the three months ended March 31, 2014.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements. Our results of operations are discussed below in two parts: (i) our consolidated results of continuing operations and (ii) our results of discontinued operations.

Results of Continuing Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net loss from continuing operations for the quarter ended March 31, 2014 was $3.3 million as compared to a net loss of $5.3 million for the quarter ended March 31, 2013, an improvement of $2.0 million. Total income from continuing operations was $13.6 million for the quarter ended March 31, 2014, an increase of $10.3 million over total income from continuing operations of $3.3 million during the same period in 2013. Total expenses from continuing operations were $12.9 million for the quarter ended March 31, 2014 compared to total expenses from continuing operations of $8.6 million incurred during the same period in 2013, an increase of $4.4 million, or 51%.

Our net loss for the quarter ended March 31, 2014 includes an income tax provision of approximately $4.0 million which resulted from the adoption of ASU No. 2013-11. See Note 15 “Income Taxes,” to the accompanying consolidated financial statements.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a gain of approximately $14.0 million for the quarter ended March 31, 2014 compared to $1.8 million for the quarter ended March 31, 2013, an increase of $12.1 million.

During the quarter ended March 31, 2014, five life insurance policies with face amounts totaling $11.5 million matured compared to two policies with face amount of $6.0 million for the same period in 2013. The net gain on these maturities was $10.6 million and $4.9 million for 2014 and 2013, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarters ended March 31, 2014 and 2013, respectively. Expected proceeds from these maturities for 2014 totaling $11.5 million are included in receivable for maturity of life settlements at March 31, 2014. All five maturities served as collateral under the Revolving Credit Facility.

As of March 31, 2014, the Company owned 601 policies with an estimated fair value of $315.5 million compared to 612 policies with a fair value of $303.0 million at December 31, 2013, an increase of $12.5 million or 4%. Of the 601 policies, 452 policies were pledged to the Revolving Credit Facility and 149 policies were not pledged. During the quarter ended March 31, 2013, the Company acquired eight life insurance policies as a result of certain Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policies to the Company. There have been no such acquisitions to date in 2014. As of March 31, 2014, the aggregate death benefit of the Company’s investment in life settlements is $2.9 billion.

Of these 601 policies owned as of March 31, 2014, 558 were previously premium financed and are valued using discount rates that range from 16.80% – 26.80%. The remaining 43 policies are valued using discount rates that range from 14.80% – 20.80%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Gain/(Loss) on life settlements, net. Loss on life settlements, net was approximately $360,000 for the quarter ended March 31, 2014 compared to zero as of March 31, 2013. During the quarter ended March 31, 2014, six policies were sold resulting in a loss of approximately $360,000 with net proceeds received of $2.9 million. There was no sale of policies during the quarter ended March 31, 2013.

Servicing Fee Income. Servicing income was zero for the quarter ended March 31, 2014 compared to $234,000 in 2013, a decrease of $234,000. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. This decrease was due to the Company ceasing servicing assets for unaffiliated third parties on April 30, 2013.

Other Income. Other income was $4,000 for the quarter ended March 31, 2014 compared to $1.2 million in 2013, a decrease of $1.1 million. The amount for 2013 is attributable to a write off of liabilities which were payable to a third party.

Expenses

Interest expense. Interest expense increased to $2.8 million during the quarter ended March 31, 2014, compared to $103,000 during the same period in 2013, an increase of $2.7 million, as the principal on the Company’s outstanding debt increased to $212.9 million as of March 31, 2014. Outstanding debt includes $142.2 million of outstanding principal, which relates to the Revolving Credit Facility and $70.7 million of Notes. Of the interest expense of $2.8 million, approximately $1.8 million represents interest paid on the Revolving Credit Facility. We expect interest expense on the Revolving Credit Facility to increase in 2014 as we continue to borrow funds under this facility. We also expect interest expense on the Notes to increase in 2014 as the interest expense was not incurred for the entire quarter. Interest expense also includes $668,000, $250,000 and $49,000 representing interest payable and amortization of debt discount and issuance costs, respectively, on the Notes. The Company borrowed $45.0 million under a bridge facility during the quarter ended March 31, 2013. Interest expense of $100,000 is associated with this facility for the quarter ended March 31, 2013. See Notes 9, Revolving Credit Facility and 10, 8.50% Senior Unsecured Convertible Notes to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facility. Change in fair value of Revolving Credit Facility was approximately $1.1 million for the quarter ended March 31, 2014 compared to zero for the quarter ended March 31, 2013. This change is associated with the adoption of the fair value option in accounting for the Revolving Credit Facility and the lengthening of life expectancy estimates for the policies in the Revolving Credit Facility. The Revolving Credit Facility is valued at March 31, 2014 using a discount rate of 23.90%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Change in fair value of conversion derivative liability. Change in fair value of conversion derivative liability embedded in the Notes was approximately $2.1 million for the quarter ended March 31, 2014 compared to zero for the quarter ended March 31, 2013. ASC 815, Derivatives and Hedging, requires the Company to bifurcate the embedded conversion option that was valued on February 21, 2014 and March 31, 2014 and resulted in a fair value loss of approximately $2.1 million for the quarter ended March 31, 2014.

Selling, General and Administrative Expenses. SG&A expenses were $7.0 million for the quarter ended March 31, 2014 compared to $8.4 million in 2013. This was primarily a result of a $2.0 million reduction in legal fees, $96,000 reduction in D&O insurance expense and $74,000 reduction in other SG&A expenses. These reductions were offset by an increase in professional fees of $369,000 and personnel cost of $305,000.

Legal expenses for the quarter ended March 31, 2014 were $2.8 million compared to $4.8 million for 2013. Of the legal expense, approximately $784,000 is mainly associated with the USAO Investigation for 2014, compared to $1.4 million for the quarter ended March 31, 2013. Legal expense also includes approximately $2.3 million associated with the warrants for the class action litigation for the quarter ended March 31, 2013. See Note 13, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net loss from our discontinued structured settlement operations for the quarter ended March 31, 2014 was $19,000 as compared to income of $1.0 million for the quarter ended March 31, 2013. Total income from our discontinued structured settlement operations was $75,000 for the quarter ended March 31, 2014 compared to $4.2 million in 2013. This reduction is mainly associated with the disposal of the structured settlement operations in October 2013. During the quarter ended March 31, 2014, our discontinued structured settlement operations sold 8 structured settlements for a gain of $18,000, compared to 164 structured settlements for a gain of $3.5 million. Unrealized change in fair value of structured settlements receivable was $8,000 for the quarter ended March 31, 2014 compared to $545,000 for the quarter ended March 31, 2013.

Total expenses from our discontinued structured settlement operations were $94,000 for the quarter ended March 31, 2014 compared to $3.2 million incurred during the same period in 2013. This reduction is mainly associated with the disposal of the structured settlement operations in October 2013, including a $1.5 million decrease in personnel cost, $811,000 decrease in marketing cost, $257,000 decrease in legal fees, $298,000 decrease in professional fees and $259,000 decrease in other SG&A expenses.

Continuing Operations—Selected Operating Data (dollars in thousands):

Life Finance

	For the Three Months Ended March 31,
	2014	2013
Period Acquisitions — Policies Owned
Number of policies acquired	—	8
Average age of insured at acquisition	—	76.8
Average life expectancy - Calculated LE (Years)	—	12.3
Average death benefit	$—	$4,094
Aggregate purchase price	$—	$1,524
End of Period — Policies Owned
Number of policies owned	601	220
Average Life Expectancy - Calculated LE (Years)	11.4	10.8
Aggregate Death Benefit	$2,920,399	$1,099,906
Aggregate fair value	$315,464	$117,732
Monthly premium — average per policy	$7.5	$10.4
End of Period Loan Portfolio
Loans receivable, net	$—	$1,769
Number of policies underlying loans receivable	—	14
Aggregate death benefit of policies underlying loans receivable	$—	$56,900
Number of loans with insurance protection	—	5
Loans receivable, net (insured loans only)	$—	$93
Average Per Loan:
Age of insured in loans receivable	—	75.8
Life expectancy of insured (years)	—	15.6
Monthly premium	$—	$5
Loan receivable, net	$—	$126
Interest rate	—	12.5%

Discontinued Operations—Selected Operating Data (dollars in thousands):

Structured Settlements:

	For the Three Months Ended March 31,
	2014	2013
Period Originations:
Number of transactions	3	171
Number of transactions from repeat customers	2	85
Average purchase discount rate	15.0%	17.4%
Face value of undiscounted future payments purchased	$733	$30,721
Amount paid for settlements purchased	$117	$5,539
Marketing costs	$—	$811
Selling, general and administrative (excluding marketing costs)	$—	$3,138
Average Per Origination During Period:
Face value of undiscounted future payments purchased	$244	$180
Amount paid for settlement purchased	$39	$32
Time from funding to maturity (months)	242	155
Marketing cost per transaction	$—	$5
Segment selling, general and administrative (excluding marketing costs) per transaction	$—	$18
Period Sales:
Number of transactions originated and sold	8	163
Realized gain on sale of structured settlements	$18	$3,541
Average sale discount rate	10.5%	9.8%
End of Period Portfolio:
Number of transactions on balance sheet	50	97

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facility and other financing arrangements.

As of March 31, 2014, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation and related matters were $35.5 million, including $784,000 and $1.4 million incurred during the three months ended March 31, 2014 and 2013, respectively. We believe we may continue to spend significant amounts on these matters as well as the IRS Investigation, and for general litigation and judicial proceedings over the next year, and possibly beyond. In addition, as part of the framework for the class action and derivative litigation settlements described in Note 13, Contingency and Commitments to our consolidated financial statements, the Company has undertaken to advance legal fees and indemnify certain individuals covered under the director and officer liability insurance policies. The remaining obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have an adverse effect on the Company’s financial position and results of operations.

We expect to meet our liquidity needs for the next year primarily through our cash resources. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company. The Company must proactively manage its cash in order to effectively run its businesses, maintain the policies that have not been pledged under the Revolving Credit Facility and opportunistically grow its assets. The Company may in the future pledge and/or borrow against certain or all of the 149 policies that have not been pledged under the Revolving Credit Facility, the majority of which had historically been maintained by the lender protection insurance provider. It may also determine to sell all or a portion of these policies and, under certain circumstances, lapse certain of these policies as its portfolio management strategy and liquidity needs dictate. The lapsing of policies, if any, would create losses as such assets would be written down to zero.

Financing Arrangements Summary

Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year Revolving Credit Facility with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent (the “Agent”). For a description of the facility see Note 9, Revolving Credit Facility of the notes to Consolidated Financial Statements.

At March 31, 2014, the fair value of the debt was $134.0 million. As of March 31, 2014, the borrowing base was approximately $145.3 million including $142.2 million in outstanding principal. See Note 11, “Fair Value Measurements.”

There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

8.50% Senior Unsecured Notes Due 2019

In February 2014, we issued $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. For a description of the Notes see Note 10, 8.50% Senior Unsecured Convertible Notes of the notes to Consolidated Financial Statements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Statement of Cash Flows Data:
Total cash provided by (used in) :
Operating activities	$(5,621)	$(4,052)
Investing activities	(10,408)	5,147
Financing activities	75,260	42,562

Increase in cash and cash equivalents	$59,231	$43,657

Operating Activities

During the three months ended March 31, 2014, operating activities used cash of $5.6 million. Our net loss of $3.3 million was adjusted for; non-cash Revolving Credit Facility financing costs of $1.3 million, which represent interest expense associated with the revolving credit facility, the amount is a non-cash item and was withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $14.0 million that is mainly attributable to maturities of five policies during the quarter; change in fair value of revolving credit facility loss of $1.1 million that resulted from increased borrowings and projected early repayment of the revolving credit facility given maturities; change in fair value of conversion derivative liability loss of $2.1 million resulted from an increase in the fair value of the embedded derivative included in the unsecured convertible notes issued during the quarter and, a net positive change in the components of operating assets and liabilities of $6.1 million. This $6.1 million change in operating assets and liabilities is partially attributable to a $13.8 million reduction in other liabilities and a $13.5 million decrease in restricted cash associated with the settlement of the class action and derivative litigation.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $10.4 million and includes $2.9 million from sale of investments in life settlements that were associated with the sale of six policies during the quarter. This was offset by $13.3 million for premiums paid on investments in life settlements which resulted from an increase in the number of polices held and payments made.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $75.3 million and includes $67.9 million in net proceeds from unsecured convertible notes that was obtained in February 2014, and $13.4 million of borrowings from our Revolving Credit Facility. These were offset by $6.0 million in repayment of borrowings under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At March 31, 2014, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. We have no exposure in our operations to foreign currency risk. As of March 31, 2014 we did not hold material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Historically, we managed our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that had a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At March 31, 2014, we had no outstanding loans.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of March 31, 2014:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Occidental Life Insurance Company	25.7%	20.5%	A1	AA-
Lincoln National Life Insurance Company	21.0%	20.6%	A1	AA-
AXA Equitable Life Insurance Company	10.1%	11.2%	Aa3	A+

Interest Rate Risk

At March 31, 2014, fluctuations in interest rates did not impact interest expense in the life finance business. As discussed above in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the 1.5% floor provided in the Revolving Credit Facility, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact for fiscal year 2014.

We earn income on the changes in fair value of life insurance policies we acquire in the life settlement and secondary markets. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of March 31, 2014, we owned investments in life settlements with a fair value of $315.5 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.	Litigation

For a description of legal proceedings, see “Litigation” under Note 13, “Commitments and Contingencies” to our consolidated financial statements.

Item 1A.	Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2014, as part of the settlement of the purported class action styled as Fuller v. Imperial Holdings et al., the Company issued warrants to purchase two million shares of common stock into an escrow account for the benefit of the class in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. See “Litigation” under Note 13, “Commitments and Contingencies,” to our consolidated financial statements.

Other than the foregoing, there are no recent sales of unregistered securities that has not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer
Richard S. O’Connell, Jr. Date May 8, 2014	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.*	Interactive Data Files

Exhibit 101.INS** +	XBRL Instance Document

Exhibit 101.SCH** +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL** +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF** +	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB** +	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE** +	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 not filed for such purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.
+	Submitted electronically with this Quarterly Report