Form 10-Q
period 2014-06-30
Imperial Holdings, Inc.
filed 2014-07-30
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 29, 2014, the Registrant had 21,402,990 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2014

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our results of operations;

•	continuing costs associated with indemnification and continuing cooperation obligations related to the investigation into our legacy premium finance business by the United States Attorneys’ Office for the District of New Hampshire (“USAO”) (the “USAO Investigation”), an investigation by the U.S. Securities and Exchange Commission (“SEC”) (the “SEC Investigation”) and with an investigation by the Internal Revenue Services (“IRS”) (the “IRS Investigation”);

•	adverse developments, including financial ones, associated with the USAO Investigation, the SEC Investigation and the IRS Investigation, other litigation and judicial actions or similar matters;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings, under our revolving credit facility;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facility;

•	our ability to obtain financing on favorable terms or at all for life insurance policies that have not been pledged as collateral under our revolving credit facility;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	loss of business due to negative press from the non-prosecution agreement executed in connection with the USAO Investigation, the SEC Investigation, the IRS Investigation, litigation or otherwise;

•	increases to the discount rates used to value the life insurance policies that we own;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	challenges to the ownership of the policies in our portfolio;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	deterioration of the market for life insurance policies and life settlements;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments associated with uncooperative co-trustees;

•	loss of the services of any of our executive officers;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	our inability to grow our businesses;

•	liabilities associated with our legacy structured settlement business;

•	changes in laws and regulations;

•	adverse developments in capital markets;

•	disruption of our information technology systems;

•	our failure to maintain the security of personally identifiable information pertaining to our customers and counterparties;

•	regulation of life settlement transactions as securities;

•	our limited operating experience and our ability to successfully implement our lending strategy;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	increases in premiums on life insurance policies that we own;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors.

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

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$67,673	$14,722
Cash and cash equivalents (VIE Note 4)	14,713	7,977
Restricted cash	—	13,506
Prepaid expenses and other assets	2,003	1,331
Deposits—other	1,379	1,597
Structured settlement receivables, at estimated fair value	388	660
Structured settlement receivables at cost, net	551	797
Investment in life settlements, at estimated fair value	47,954	48,442
Investment in life settlements, at estimated fair value (VIE Note 4)	288,892	254,519
Receivable for maturity of life settlements (VIE Note 4)	2,100	2,100
Fixed assets, net	47	74
Investment in affiliates	2,384	2,378
Deferred debt costs, net	2,384	—

Total assets	$430,468	$348,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,227	$2,977
Accounts payable and accrued expenses (VIE Note 4)	333	341
Other liabilities	1,267	21,221
Interest payable—senior unsecured convertible notes (Note 10)	2,171	—
Revolving Credit Facility debt, at estimated fair value (VIE Note 4)	148,783	123,847
Senior unsecured convertible notes, net of discount (Note 10)	54,645	—
Income taxes payable	—	6,295
Deferred tax liability	8,618	—

Total liabilities	220,044	154,681
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized; 21,402,990 and 21,237,166 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	213	212
Additional paid-in-capital	266,311	239,506
Accumulated deficit	(56,100)	(46,296)

Total stockholders’ equity	210,424	193,422

Total liabilities and stockholders’ equity	$430,468	$348,103

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Income
Interest income	$11	$10	$13	$30
Interest and dividends on investment securities available for sale	—	—	—	14
Loss on life settlements, net	(67)	(1,247)	(426)	(1,247)
Change in fair value of life settlements (Notes 8 & 11)	9,000	64,846	22,956	66,686
Servicing fee income	—	76	—	310
Other income	52	1,952	55	2,004

Total income	8,996	65,637	22,598	67,797

Expenses
Interest expense	4,061	10,759	6,862	10,861
Loss on extinguishment of Bridge Facility	—	3,991	—	3,991
Change in fair value of Revolving Credit Facility debt (Notes 9 & 11)	2,689	(5,361)	3,818	(5,361)
Change in fair value of conversion derivative liability (Notes 10 & 11)	4,697	—	6,759	—
Gain on loan payoffs and settlements, net	—	(65)	—	(65)
Amortization of deferred costs	—	—	—	7
Personnel costs	2,548	2,428	4,716	4,292
Legal fees	3,335	4,240	6,179	7,983
Professional fees	1,248	1,259	2,420	2,062
Insurance	416	479	839	998
Other selling, general and administrative expenses	476	753	822	1,172

Total expenses	19,470	18,483	32,415	25,940

Income (loss) from continuing operations before income taxes	(10,474)	47,154	(9,817)	41,857
Benefit (provision) for income taxes	4,193	—	217	(40)

Net income (loss) from continuing operations	$(6,281)	$47,154	$(9,600)	$41,817

Discontinued Operations:
Income (loss) from discontinued operations, net of income taxes	$(185)	$567	$(204)	$1,572

Net income (loss)	$(6,466)	$47,721	$(9,804)	$43,389

Earnings per share:
Basic and diluted earnings per common share
Continuing operations	$(0.29)	$2.22	$(0.45)	$1.97
Discontinued operations	$(0.01)	$0.03	$(0.01)	$0.07

Net income (loss)	$(0.30)	$2.25	$(0.46)	$2.04

Weighted average shares outstanding:
Basic and diluted	21,350,200	21,219,880	21,347,173	21,213,039

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income (loss)	$(6,466)	$47,721	$(9,804)	$43,389
Other comprehensive income (loss), net of tax:
Reclassification adjustment for gains included in net profit (loss)	—	—	—	3

Comprehensive income (loss)	$(6,466)	$47,721	$(9,804)	$43,392

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2014

			Additional
	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2014	21,237,166	$212	$239,506	$(46,296)	$193,422
Comprehensive income (loss)	—	—	—	(9,804)	(9,804)
Stock-based compensation	41,060	—	561	—	561
Issuance of common stock	125,628	1	499	—	500
Issuance of warrants	—	—	5,381	—	5,381
Pre-conversion tax adjustment	—	—	6,295	—	6,295
Retirement of common stock	(864)	—	—	—	—
Reclassification of conversion derivative liability, net of tax	—	—	14,069	—	14,069

Balance, June 30, 2014	21,402,990	$213	$266,311	$(56,100)	$210,424

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(9,804)	$43,389
Adjustments to reconcile net income (loss) to net cash used in operating activates:
Depreciation and amortization	45	100
Revolving Credit Facility origination cost	—	10,340
Revolving Credit Facility financing cost	2,711	—
Amortization of discount and deferred costs for senior unsecured convertible notes	953	—
Amortization of premiums and accretion of discounts on available for sale securities	—	21
Stock-based compensation expense	561	1,054
Gain on loan payoffs and settlements, net	—	(65)
Change in fair value of life settlements	(22,956)	(66,686)
Unrealized change in fair value of structured settlements	(16)	(781)
Change in fair value of Revolving Credit Facility debt	3,818	(5,361)
Loss on life settlements, net	426	1,247
Interest income	(66)	(162)
Amortization of deferred costs	—	7
Loss on extinguishment of Bridge Facility	—	3,991
Gain on sale and prepayment of investment securities available for sale	—	(22)
Change in fair value of warrants to be issued	—	3,326
Change in fair value of conversion derivative liability	6,759	—
Change in assets and liabilities:
Restricted cash	13,506	—
Deposits—other	218	1,252
Investment in affiliates	(7)	(105)
Structured settlement receivables	587	1,190
Prepaid expenses and other assets	(705)	(531)
Accounts payable and accrued expenses	1,286	2,419
Other liabilities	(14,074)	(999)
Interest receivable	—	95
Interest payable	2,171	—
Deferred income tax	(217)	40

Net cash used in operating activities	(14,804)	(6,241)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(12)	2
Purchase of investments in life settlements	—	(7,000)
Proceeds from sale and prepayments of investment securities available for sale	—	12,111
Proceeds from maturity of investment in life settlements	11,541	6,039
Premiums paid on investments in life settlements	(26,886)	(35,556)
Proceeds from surrender of investments in life settlements	—	1,050
Proceeds from sale of investments in life settlements, net	4,031	—
Proceeds from loan payoffs and lender protection insurance claims received in advance	—	691

Net cash used in investing activities	(11,326)	(22,663)

Cash flows from financing activities
Revolving Credit and Bridge Facility origination cost	—	(6,731)
Borrowings from Revolving Credit Facility	23,931	54,635
Repayment of borrowings under Revolving Credit Facility	(6,006)	—
Restricted cash	—	1,162
Borrowings from bridge facility	—	41,400
Repayment of borrowings under bridge facility	—	(45,000)
Proceeds from senior unsecured convertible notes, net	67,892	—

Net cash provided by financing activities	85,817	45,466

Net increase in cash and cash equivalents	59,687	16,562
Cash and cash equivalents, at beginning of the period	22,699	7,001

Cash and cash equivalents, at end of the period	$82,386	$23,563

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$1,017	$510
Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	$—	$2,924

Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$3,193	$—

Credit facility origination costs paid to lender	$—	$4,000

Purchase of policies through release of subrogation claim paid by lender	$—	$48,500

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. (with its subsidiaries, the “Company” or “Imperial”) on February 3, 2011, in connection with the Company’s initial public offering.

Incorporated in Florida, Imperial owns a portfolio of 593 life insurance policies, also referred to as life settlements, with a fair value of $336.8 million and an aggregate death benefit of approximately $2.9 billion at June 30, 2014. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 452 of these policies, with an aggregate death benefit of approximately $2.3 billion, have been pledged under a 15-year revolving credit agreement (the “Revolving Credit Facility”) entered into by the Company’s subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”).

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiaries in connection with the Revolving Credit Facility. Notwithstanding consolidation, White Eagle is the owner of 452 policies, with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $288.9 million at June 30, 2014.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2014. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Derivative Instruments

The Company issued and sold $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the “Notes”). Prior to shareholder approval on June 5, 2014 to issue shares of common stock upon conversion of the Notes in excess of New York Stock Exchange limits for share issuances without shareholder approval, the Notes contained an embedded derivative feature. In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, derivative instruments are recognized as either assets or liabilities on the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract, such as the Notes, are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determined the fair value of its embedded derivative based upon available market data and unobservable inputs using a Black Scholes pricing model. In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. The Notes continue to be recorded at accreted value up to the par value of the Notes at maturity. See Note 10, 8.50% Senior Unsecured Convertible Notes.

Foreign Currency

The Company’s foreign subsidiaries are considered to be extensions of the U.S. Company and the U.S. dollar is utilized as the functional currency. The foreign subsidiaries’ financial statements are denominated in U.S. dollars and therefore, there are no translation gains and losses resulting from converting the financial statements at exchange rates other than the functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries’ functional currency) are included in income. These gains and losses are immaterial to the Company’s financial statements.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of investments in life settlements, the valuation of the debt owing under the Revolving Credit Facility, the valuation of equity awards and the valuation of the conversion derivative liability formerly embedded within the Company’s Notes.

(3) Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exist, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013. Retrospective application is permitted. The Company adopted ASU 2013-11 effective on January 1, 2014, which required the Company to reclassify a $6.3 million current liability for unrecognized tax benefits to deferred taxes. Adoption of this guidance resulted in the recognition of a $3.7 million tax expense in the Company’s consolidated financial statement of operations for the six months ended June 30, 2014, a $2.6 million reduction in the valuation allowance and an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2014.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public business entities with calendar year ends. Early adoption is permitted. The Company is currently in the process of evaluating the impact, if any, of the adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of June 30, 2014 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

			Not Primary
	Primary Beneficiary		Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
			Total	Maximum Exposure
	Assets	Liabilities	Assets	To Loss
June 30, 2014	$305,705	$149,116	$2,384	$2,384
December 31, 2013	$264,596	$124,188	$2,378	$2,378

As of June 30, 2014, 452 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $288.9 million were pledged as collateral under the Revolving Credit Facility. Effective May 16, 2014, a foreign subsidiary acts as portfolio manager for life insurance policies owned by White Eagle and the Company was determined to be the primary beneficiary of White Eagle as it has a controlling financial interest and the Company’s subsidiaries have the power to direct the activities that most significantly impacted White Eagle’s economic performance and the obligation to absorb economic gains and losses. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidated White Eagle in its financial statements for the three months and six months ended June 30, 2014 and the year ended December 31, 2013.

(5) Earnings Per Share

Basic net income per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, as applicable. In determining whether outstanding stock options, restricted stock, warrants and Notes should be considered for their dilutive effect, the average market price of the common stock for the period has to exceed the exercise price of the outstanding common share equivalent.

The following tables reconcile actual basic and diluted earnings per share for the three months and six months ended June 30, 2014 and 2013 (in thousands except share and per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014(1)	2013(2)	2014(1)	2013(2)
Earnings per share:
Numerator:
Net income (loss) from continuing operations	$(6,281)	$47,154	$(9,600)	$41,817
Net income (loss) income from discontinued operations	$(185)	$567	$(204)	$1,572

Net income (loss)	$(6,466)	$47,721	$(9,804)	$43,389

Basic and diluted earnings per common share:
Basic income (loss) from continuing operations	$(0.29)	$2.22	$(0.45)	$1.97
Basic income (loss) from discontinued operations	$(0.01)	$0.03	$(0.01)	$0.07

Basic income (loss) per share available to common shareholders	$(0.30)	$2.25	$(0.46)	$2.04
Denominator:

Basic and diluted weighted average common shares outstanding	21,350,200	21,219,880	21,347,173	21,213,039

(1)	The computation of diluted EPS does not include 815,448 options, 6,240,521 warrants, 41,060 shares of restricted stock, up to 10,464,491 shares of underlying common stock issuable upon conversion of the Notes and 294,500 performance shares for the three months and six months ended June 30, 2014, as the effect of their inclusion would have been anti-dilutive.
(2)	The computation of diluted EPS did not include 933,969 options, 4,240,521 warrants and 17,286 shares of restricted stock for the three months and six months ended June 30, 2013, as the effect of their inclusion would have been anti-dilutive.

(6) Stock-based Compensation

In 2011, the Company established the Imperial Holdings 2011 Omnibus Incentive Plan (the “Omnibus Plan”) to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan.

On April 1, 2013, the Company granted 13,759 shares of unrestricted common stock to its outside directors with an aggregate grant date fair value of approximately $57,000 computed in accordance with ASC 718, Compensation-Stock Compensation. During the year ended December 31, 2013, the Company issued 545,000 options to employees at a strike price of $6.94. The Company recognized approximately $152,000 and $798,000 in stock-based compensation expense relating to stock options it granted under the

Omnibus Plan during the three months ended June 30, 2014 and 2013, respectively and $492,000 and $988,000 during the six months ended June 30, 2014 and 2013, respectively. The Company incurred additional stock-based compensation expense of approximately $39,000 and $9,000 in stock-based compensation relating to restricted stock granted to its board of directors during the three months ended June 30, 2014 and 2013, respectively and $69,000 and $9,000 during the six months ended June 30, 2014 and 2013, respectively. During the quarter ended June 30, 2014, the Company awarded 294,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment and restatement of the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. As a result, the Company determined that it is not deemed probable that the performance conditions will be achieved and no related expense is recognized for the quarter ended June 30, 2014. The performance shares will be subject to a one year vesting period from the date of issuance.

Options

As of June 30, 2014, options to purchase 815,448 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.49 per share. The outstanding options issued in 2011 expire seven years after the date of grant and were granted with a strike price of $10.75, which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years.

The following table presents the activity of the Company’s outstanding stock options of common stock for the six months ended June 30, 2014:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Price	Contractual	Intrinsic
Common Stock Options	Shares	per Share	Term	Value
Options outstanding, January 1, 2014	831,282	$8.46	5.51	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(15,834)	$6.94	5.94	—
Options expired	—	—	—	—

Options outstanding, June 30, 2014	815,448	$8.49	4.99	—

Exercisable at June 30, 2014	654,740	$8.87	4.76	—

Unvested at June 30, 2014	160,708	$6.94	5.94	—

As of June 30, 2014, all outstanding stock options had an exercise price above the average fair market value of the common stock during the six months ended June 30, 2014.

During the three months and six months ended June 30, 2014, the Company recognized expense of $152,000 and $492,000, respectively related to these options. The remaining unamortized amounts in respect of the June 5, 2013 option grants of approximately $280,000 and $239,000 will be expensed during the remainder of 2014 and 2015, respectively.

Restricted Stock

17,286 shares of restricted stock granted to our directors under the Omnibus Plan were vested during the quarter ended June 30, 2014. The fair value of the vested restricted stock was valued at $120,138 based on the closing price of the Company’s shares on the grant date. The Company expensed approximately $22,000 and $52,000 in stock based compensation related to the 17,286 shares of restricted stock during the three months and six months ended June 30, 2014, respectively.

During the three months ended June 30, 2014, the Company granted 41,060 shares of restricted stock to its directors under the Omnibus Plan subject to a one year vesting schedule that commenced on the date of grant. The fair value of the unvested restricted stock was valued at $254,983 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $17,000 related to these 41,060 shares of restricted stock during the three months and six months ended June 30, 2014.

The following table presents the activity of the Company’s restricted stock for the six months ended June 30, 2014:

Number of
Common Unvested Shares	Shares
Outstanding January 1, 2014	17,286
Granted	41,060
Vested	(17,286)
Forfeited	—

Outstanding June 30, 2014	41,060

The aggregate intrinsic value of unvested restricted stock awards is approximately $280,000 and the stock will vest in June 2015.

Performance Shares

During the quarter ended June 30, 2014, the Company awarded 294,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment and restatement of the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. As a result, the Company determined that it is not deemed probable that the performance conditions will be achieved and no related expense is recognized for the quarter ended June 30, 2014. The performance shares will be subject to a one year vesting period from the date of issuance.

The following table presents the activity of the Company’s performance share awards for the six months ended June 30, 2014:

Number of
Performance Shares	Shares
Outstanding January 1, 2014	—
Awarded	294,500
Vested	—
Forfeited	—

Outstanding June 30, 2014	294,500

Warrants

On February 11, 2011, three shareholders received ownership of warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and the exercisability of the warrant will vest ratably over four years. At June 30, 2014, 3,180,391 warrants were exercisable with a weighted average exercise price of $14.51.

In connection with the class action settlement described in Note 13, Commitments and Contingencies, the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April of 2014. The estimated fair value as of the measurement date of such warrants was $5.4 million, which is included in stockholders’ equity. The warrants have a five-year term from the date they are distributed to the class participants with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total income (loss)	$38	$3,476	$112	$7,669
Total expenses	(223)	(2,909)	(316)	(6,097)

Income (loss) before income taxes	(185)	567	(204)	1,572
Income tax expense	—	—	—	—

Net income (loss) from discontinued operations	$(185)	$567	$(204)	$1,572

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

As of June 30, 2014 and December 31, 2013, the Company owned 593 and 612 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $336.8 million and $303.0 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at June 30, 2014 was 11.1 years. The following table describes the Company’s investments in life settlements as of June 30, 2014 (dollars in thousands):

	Number of
	Life Settlement	Fair	Face
Remaining Life Expectancy (In Years)	Contracts	Value	Value
0 - 1	—	$—	$—
1 - 2	1	2,535	3,378
2 - 3	10	22,864	40,055
3 - 4	5	8,833	19,500
4 - 5	17	22,253	73,324
Thereafter	560	280,361	2,737,642

Total	593	$336,846	$2,873,899

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2013 was 11.6 years. The following table describes the Company’s investments in life settlements as of December 31, 2013 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 - 1	—	$—	$—
1 - 2	—	—	—
2 - 3	6	8,489	16,875
3 - 4	10	14,171	38,100
4 - 5	8	13,529	40,250
Thereafter	588	266,772	2,859,665

Total	612	$302,961	$2,954,890

This table is not intended to reflect the cash flow pattern expected over the life of the policies; the Company projects its cash flows using a probabilistic approach. The life expectancies represent the average number of years of life remaining on individuals with similar characteristics including age and gender.

Estimated premiums to be paid for the remainder of fiscal year 2014, the four succeeding fiscal years, and thereafter to keep the life insurance policies in force as of June 30, 2014, are as follows (in thousands):

Remainder of 2014	$26,569
2015	52,878
2016	56,215
2017	62,675
2018	66,909
Thereafter	1,116,555

$1,381,801

The amount of $1.38 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force utilizing the Company’s probabilistic approach and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

(9) Revolving Credit Facility

On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the “Conversion”) and in connection therewith entered into an Amended and Restated Loan and Security Agreement (the “Revolving Credit Facility”) among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. The Revolving Credit Facility amended and restated the revolving credit facility previously entered into by White Eagle on April 29, 2013.

In connection with the entry into the amended and restated Revolving Credit Facility, a new servicing agreement with respect to the policies pledged under the facility has been entered into with a third party. Prior to the amendment and restatement, a corporate subsidiary acted as servicer.

As of June 30, 2014, 452 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $288.9 million have been pledged as collateral under the Revolving Credit Facility.

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. 452 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $288.9 million have been pledged as collateral under the Revolving Credit Facility at June 30, 2014. In addition, the equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. $145.7 million was undrawn with $2.5 million available to borrow under the Facility at June 30, 2014.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at June 30, 2014 is 5.5%.

Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Revolving Credit Facility debt. Total interest expense on the facility was $1.9 million, which includes $1.4 million withheld from borrowings by the lender and $518,000 paid by White Eagle, for the three months ended June 30, 2014 and $3.7 million, which includes $2.7 million withheld from borrowings by the lender and $1.0 million paid by White Eagle, for the six months ended June 30, 2014.

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

Covenants/Events of Defaults. The Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the Revolving Credit Facility (including in relation to breached by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiaries and performance of certain obligations by certain relevant subsidiaries, White Eagle and third parties. The Revolving Credit Facility does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation the satisfaction of which will be determined by the lenders with a high degree of discretion.

Remedies. The Revolving Credit Facility and ancillary transaction documents afford the lenders a high degree of discretion in their selection of and implementation of remedies in relation to any event of default, including a high degree of discretion in determining whether to foreclose upon and liquidate all or any pledged policies, the interests in White Eagle, and the manner of any such liquidation. White Eagle has limited ability to cure events of default through the sale of policies or the procurement of replacement financing.

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

At June 30, 2014, the fair value of the debt is $148.8 million and the borrowing base was approximately $156.9 million, including $154.3 million in outstanding principal.

There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

(10) 8.50% Senior Unsecured Convertible Notes

In February 2014, the Company issued $70.7 million in an aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. The Notes were sold, in part, to certain accredited investors pursuant to Regulation D under the Securities Act of 1933 and, in part, to an initial purchaser who then resold such Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Notes were issued pursuant to an indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee (the “Indenture”). Two members of our Board of Directors, Messrs. Dakos and Goldstein, are affiliated with Bulldog Investors, LLC, who purchased Notes in the aggregate principal amount of $9.2 million in the offering.

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

The Notes are convertible into shares of common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The Notes may be converted into shares of common stock initially at a conversion rate of 147.9290 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $6.76 per share of common stock), subject to adjustment.

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

The Company determined that an embedded conversion option existed in the Notes, prior to June 5, 2014, that was required to be separately accounted for as a derivative under ASC 815 which required the Company to bifurcate the embedded conversion option and record it as a liability at fair value and record a debt discount by an equal amount with changes in the fair value of the conversion derivative liability recorded in earnings and the discount on the debt liability, together with the stated interest on the instrument, amortized to interest expense over the life of the debt using the effective interest method.

On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Notes in an amount that exceeded applicable New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the embedded conversion derivative liability to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. The Notes continue to be recorded at accreted value up to the par value of the Notes at maturity.

The fair value of the conversion derivative liability was estimated at June 5, 2014 using a Black Scholes pricing model with the following assumptions:

As of
June 5, 2014
Expected Volatility	40.0%
Expected Term in Years	4.7
Risk Free Rate	1.5%

At June 5, 2014, the fair value of the conversion derivative liability was $23.7 million. In accordance with ASC 815, the Company reclassified this amount along with $756,000 of unamortized transaction costs offset by deferred taxes of $8.8 million to stockholders’ equity. As of June 30, 2014, the carrying value of the Notes was $54.6 million. The unamortized debt discount and origination cost of $16.1 million and $2.4 million, respectively, will be amortized over the remaining life of the Notes, using the effective interest method.

The Company recorded $2.2 million of interest expense, including $1.5 million, $554,000 and $101,000 from interest payable, amortizing debt discounts and issuance costs, during the three months ended June 30, 2014 and $3.1 million of interest expense, including $2.2 million, $804,000 and $149,000 from interest payable, amortizing debt discounts and issuance costs, during the six months ended June 30, 2014.

During the three months and six months ended June 30, 2014, the Company recorded a loss on the change in fair value of the conversion derivative liability of $4.7 million and $6.8 million, respectively.

(11) Fair Value Measurements

We carry investments in life settlements, certain structured settlements, and our Revolving Credit Facility debt at fair value in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$336,846	$336,846
Structured settlement receivables	—	—	388	388

	$—	$—	$337,234	$337,234

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$148,783	$148,783

	$—	$—	$148,783	$148,783

The balances of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, are as follows (in thousands):

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

($ in thousands)		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 6/30/14	Aggregate death benefit at 6/30/14	Valuation Technique (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$46,942	$206,450	Discounted cash flow	Discount rate	14.80% - 20.80%
				Life expectancy evaluation	(8.2 years)
Premium financed	$289,904	$2,667,449	Discounted cash flow	Discount rate	16.80% - 26.80%

				Life expectancy evaluation	(11.3 years)
Investment in life settlements	$336,846	$2,873,899	Discounted cash flow	Discount rate	(18.92)%
				Life expectancy evaluation	(11.1 years)

Structured settlements receivables	$388	N/A	Discounted cash flow	Facility sales discount rates	8.66%

				Discount rate	23.74% *
Revolving Credit Facility debt	$148,783	N/A	Discounted cash flow	Life expectancy evaluation	(10.6 years)

*	Actual

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

The Company provides medical records for each insured to independent secondary market life expectancy providers (each, an “LE provider”). Each LE provider reviews and analyzes the medical records and identifies all medical conditions it feels are relevant to the life expectancy determination of the insured. Debits and credits are assigned by each LE provider to the individual’s health based on identified medical conditions. The debit or credit that an LE provider assigns to a medical condition is derived from the experience of mortality attributed to this condition in the portfolio of lives that the LE provider monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor. The mortality factor represents the degree to which the given life can be considered more or less impaired than a life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life relative to the LE provider’s population. Since each provider’s mortality factor is based on its own mortality table, the Company calculates its own factors to apply to the table selected by the Company.

Beginning in the quarter ended September 30, 2012, the Company began using the 2008 Valuation Basic Table (“2008 VBT”), a mortality table developed by the U.S. Society of Actuaries. The mortality table is created based on the expected rates of death among groups categorized by gender, age, and smoking status. Since the Company uses the 2008 VBT, the Company calculates its own mortality factor that, when applied to the 2008 VBT, produces the same life expectancy provided by each LE providers. The resulting mortality factors are then blended to determine a factor for each insured.

To generate best estimate probabilistic cash flow stream, a mortality curve is generated by calculating the probability of mortality for each period based on the calculated mortality factors and the death rates from the 2008 VBT. The company modifies the table by incorporating future mortality improvements to better reflect the curves used by the LE providers.

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

The Company currently procures its life expectancy reports from two life expectancy report providers, AVS Underwriting LLC (“AVS”) and 21st Services, LLC (“21st Services”),

In the first quarter of 2013, 21st Services announced revisions to its underwriting methodology. According to 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. As of June 30, 2014, the Company received 297 updated life expectancy reports from 21st Services, of which 259 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 14.07% and, based on this sample, for the six months ended June 30, 2014, the Company increased the life expectancies furnished by 21st Services by 14.07% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the number of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$283,111	$(53,735)
-	336,846	$—
-6	$395,160	$58,314

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At June 30, 2014, the Company had nineteen life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of June 30, 2014:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating		S&P Rating
Transamerica Occidental Life Insurance Company	24.4%	20.7%	A1		A1
Lincoln National Life Insurance Company	22.7%	20.4%	A1		A1
Lincoln Benefit Life Company	11.2%	10.0%	NR	*	BBB+

*	not rated

Estimated risk premium

As of June 30, 2014, the Company owned 593 policies with an aggregate investment in life settlements of $336.8 million. Of these 593 policies, 550 were premium financed and are valued using discount rates that range from 16.80% to 26.80%. The remaining 43 policies, which are non-premium financed, are valued using discount rates that range from 14.80% to 20.80%. As of June 30, 2014, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 18.92%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
18.42%	-0.50%	$346,196	$9,350
18.92%	—	$336,846	$—
19.42%	0.50%	$327,909	$(8,937)

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

Structured settlement receivables—All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. We made this election because it was our intention to sell these assets within the next twelve months. Structured settlements are purchased at effective yields that are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of June 30, 2014, the Company had 17 structured settlements with an estimated fair value of $388,000 and an average sales discount rate of 8.66%.

Revolving Credit Facility debt—In connection with the Revolving Credit Facility, 452 policies have been pledged by White Eagle to serve as collateral for its obligations under the facility. Absent an event of default under the Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Life expectancy sensitivity analysis of Revolving Credit Facility debt

A considerable portion of the fair value of the Revolving Credit Facility debt is determined by the timing of receipt of future policy proceeds. Should life expectancies lengthen such that policy proceeds are collected further into the future, the fair value of this debt will decline. Conversely, should life expectancies shorten, the fair value of this debt will increase. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

If all of the insured lives in the life settlement portfolio pledged under the Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Revolving Credit Facility Debt	Change in Value
+6	$128,228	$(20,555)
-	$148,783	$—
-6	$170,849	$22,066

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

Market interest rate sensitivity analysis of Revolving Credit Facility debt

The extent to which the fair value of the Revolving Credit Facility debt could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Revolving Credit Facility debt as of June 30, 2014 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Revolving Credit Facility Debt	Change in Value
23.24%	-0.50%	$151,539	$2,756
23.74%	—	$148,783	$—
24.24%	0.50%	$146,122	$(2,661)

Future changes in the discount rates could have a material effect on the fair value of our Revolving Credit Facility debt, which could have a material adverse effect on our business, financial condition and results of our operations.

At June 30, 2014, the fair value of the debt was $148.8 million and the outstanding principal was approximately $154.3 million.

Senior Unsecured Convertible Notes- The Company determined that the embedded conversion option in the Notes was required to be separately accounted for as a derivative under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). ASC 815 required the Company to bifurcate the embedded conversion option and record it as a liability at fair value and reduce the debt liability by a corresponding discount of an equivalent amount. The Company used a Black Scholes pricing model that incorporates present valuation techniques and reflect both the time value and the intrinsic value of the embedded conversion option to approximate the fair value of the conversion derivative liability at the end of each reporting period. This model required assumptions as to expected volatility, dividends, terms, and risk free rates.

In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. The Notes continue to be recorded at accreted value up to the par value of the Notes at maturity. See Note 10, “8.50% Senior Unsecured Convertible Notes.” Although we believe our valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2014, for assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2014	$302,961
Change in fair value	22,956
Matured/lapsed/sold policies	(15,957)
Premiums paid	26,886
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2014	$336,846

Changes in fair value included in earnings for the period relating to assets held at June 30, 2014	$12,270

The following tables provide a roll-forward in the changes in fair value for six months ended June 30, 2014, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Revolving Credit Facility debt:
Balance, January 1, 2014	$123,847
Subsequent Draws under the revolving credit facility	27,124
Payments on credit facility	(6,006)
Unrealized change in fair value	3,818
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2014	$148,783

Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2014	$3,818

Conversion derivative liability:
Balance, at inception	16,901
Change in fair value	6,759
Reclassified to equity	(23,660)
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2014	$—

The following table provides a roll-forward in the changes in fair value for six months ended June 30, 2013, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2013	$113,441
Purchase of policies	$55,500
Acquired in foreclosure	2,924
Change in fair value	61,808
Matured/lapsed/sold policies	(3,456)
Premiums paid	35,556
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2013	265,773

Changes in fair value included in earnings for the period relating to assets held at June 30, 2013	$61,438

The following table provides a roll-forward in the changes in fair value for six months ended June 30, 2013, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Revolving Credit Facility debt:
Balance, January 1, 2013	$—
Initial advance under the revolving credit facility	$83,020
Subsequent Draws under the revolving credit facility	24,116
Unrealized change in fair value	(5,361)
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2013	$101,775

Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2013	$(5,361)

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2014 and 2013.

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

(13) Commitments and Contingencies

Lease Agreements

The Company leases office space under operating lease agreements that expire on October 31, 2014. The lease contains a provision for a 5% increase of the base rent annually on the anniversary of the rent commencement date. Rent expense under the leases was approximately $126,000 for the three months ended June 30, 2014 and 2013 and $252,000 for the six months ended June 30, 2014 and 2013.

Future minimum payments under operating leases for the remainder of 2014 are approximately $195,000.

Employment Agreements

We have entered into employment agreements with certain of our officers, including with our chief executive officer, whose agreement provides for substantial payments in the event that the executive terminates his employment with us due to a material change in the geographic location where the chief executive officer performs his duties or upon a material diminution of his base salary or responsibilities, with or without cause. These payments are equal to three times the sum of our chief executive officer’s base salary and the average of the three years’ annual cash bonus.

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses. The Company recognized indemnification expenses of $574,000 and $819,000 during the three months ended June 30, 2014 and 2013, respectively and $1.0 million and $1.4 million during the six months ended June 30, 2014 and 2013, respectively.

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

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of June 30, 2014, the Company had 39 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which historically accounted for the majority of the Company’s income and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement has a term of three years until April 30, 2015, but the Company may petition the USAO to forego the remaining term of the Non-Prosecution Agreement, if the Company otherwise complies with all of its obligations under the Non-Prosecution Agreement. Should the USAO conclude that Imperial has not abided by its obligations under the Non-Prosecution Agreement, the USAO could choose to terminate the Non-Prosecution Agreement, resume its investigation of the Company, or bring charges against Imperial. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertains to the Company (subject to the Company’s continuing compliance with its terms), the USAO is continuing to investigate certain individuals formerly employed by the Company and the Company is continuing to incur expenses regarding its indemnification obligations with respect to such individuals.

In addition, settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation require Imperial to advance legal fees to and indemnify certain individuals. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations. Excluding expenses of general external legal service providers, USAO litigation-related fees (inclusive of indemnification and advancement expenses) of $1.2 million and $1.6 million were recognized for the three months ended June 30, 2014 and 2013, respectively and $1.9 million and $3.0 million were recognized for the six months ended June 30, 2014 and 2013, respectively.

Class Action Litigation

On December 16, 2013, final approval of the settlement to the class action designated Fuller v. Imperial Holdings et al. was granted by the United States District Court for the Southern District of Florida. The terms of the class action settlement included a cash payment of $12.0 million, with $11.0 million contributed by the Company’s primary and excess director and officer liability insurance carriers, with such amounts paid during the six months ended June 30, 2014. The terms of the settlement also include the issuance of warrants to purchase two million shares of the Company’s stock. The estimated fair value at June 30, 2014 of such warrants was $5.4 million. The warrants, which were issued into an escrow account in April 2014 will have a five-year term from the date they are distributed to class participants and have an exercise price of $10.75.

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

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. (“Sun Life Case”). The complaint seeks to contest the validity of at least twenty-nine policies issued by Sun Life. The complaint also asserts the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations Act, (2) common law fraud, (3) civil conspiracy, (4) tortious interference with contractual obligations, and (5) an equitable accounting. In response to a motion to dismiss filed by the Company, Sun Life filed an amended complaint on June 13, 2013. The Company believes that the amended complaint is without merit and filed another motion to dismiss on July 8, 2013. Sun Life responded to the second motion to dismiss on August 1, 2013 and the Company filed its reply on August 19, 2013. On June 26, 2014, the District Court entered an order granting the Company’s motion to dismiss and dismissed Sun Life’s amended complaint, without prejudice. No reserve has been established for this litigation.

On July 29, 2013, the Company filed a complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC (“IPF”) v. Sun Life Assurance Company of Canada (“IPF Case”). The complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30 million in addition to an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint. IPF filed its response on September 9, 2013, and Sun Life filed its reply on September 19, 2013. The IPF Case has been consolidated with the Sun Life Case for all purposes, including trial.

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”), the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000. On June 4, 2013, IPF filed a Notice of Appeal of the order to the Eleventh Circuit Court of Appeals. The matter is fully briefed and pending oral argument, which is expected to occur in or around October 2014. The Company recorded a reserve of $850,000 that is included in other liabilities as of June 30, 2014.

IRS Investigation

On February 19, 2014, the Company and certain of its subsidiaries received summonses from the Internal Revenue Service (“IRS”) Criminal Investigation Division requesting information about the Company and its former structured settlement business and other specified records from 2010 to the present. We have confirmed that the investigation relates to the Company and its legacy structured settlements business. The Company has been cooperating with the investigation and is unable, at this time, to predict what action, if any, might be taken in the future by the IRS as a result of the matters that are the subject of the summonses or what impact, if any, the cost of providing information and documents might have on its financial condition, results of operations, or cash flows. In addition, if the investigation results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, its results of operations, or its cash flows. The Company has not established any provision for losses in respect to this matter.

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

(14) Stockholders’ Equity

The Company has reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 815,448 options to purchase shares of common stock granted to existing employees were outstanding as of June 30, 2014, and an additional 61,853 shares of restricted stock, and 13,759 shares of unrestricted stock had been granted to directors under the plan subject to vesting.

On June 5, 2014, upon receipt of shareholder approval, the Company reclassified the embedded derivative contained in its Notes to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. This resulted in an increase to additional paid-in-capital of $14.1 million, net of taxes on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2014. See Note 10, 8.50% Senior Unsecured Convertible Notes.

In connection with the derivative litigation settlement described in Note 13, Contingencies and Commitments, the Company issued 125,628 shares of the Company’s stock, which were issued in the first quarter of 2014 and are included in stockholders’ equity.

In connection with the class action settlement described in Note 13, Contingencies and Commitments, the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April of 2014. The estimated fair value at the measurement date of such warrants was $5.4 million, which is included in stockholder’s equity. The warrants have a five-year term from the date they are distributed to the class participants with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

During the quarter ended June 30, 2014, the Company awarded 294,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment and restatement of the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. As a result, the Company determined that it is not deemed probable that the performance conditions will be achieved and no related expense is recognized for the quarter ended June 30, 2014. The performance shares will be subject to a one year vesting period from the date of issuance.

Exclusive of those performance shares awarded to our named executive officers that are not subject to shareholder approval of an amendment and restatement of the Plan at the Company’s 2015 annual meeting, there were 308,940 securities remaining for future issuance under the Omnibus Plan as of June 30, 2014.

During the six months ended June 30, 2014, the Company adopted ASU No. 2013-11, resulting in an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2014. See Note 3, Recent Accounting Pronouncements

(15) Income Taxes

Our provision for income taxes, excluding the income tax expense of $3.7 million recorded as a result of the adoption of the new accounting pronouncement as discussed below, is estimated to result in an annual effective tax rate of 39.4% in 2014. For periods prior to 2014 our provision for income taxes was an annual effective tax rate of 0.0%. The 0.0% effective tax rate was the result of our recording of a valuation allowance for those deferred tax assets that were not expected to be recovered in the future.

Included in our provision for income taxes for the six months ended June 30, 2014, is a $3.7 million provision attributed to the adoption of guidance provided in ASU No. 2013-11, that was effective on January 1, 2014. In addition, as a result of the adoption of this standard, the Company recorded a $6.3 million increase to additional paid-in-capital.

In March of 2014, the Company was notified by the IRS of its intention to examine the Company’s tax returns for the years ended December 31, 2011 and 2012. See also “IRS Investigation” in Note 13 regarding the IRS Criminal Investigation Division’s investigation related to the Company’s former structured settlement business.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

At the time the Company recorded a liability for the conversion derivative liability attributed to the issuance of the Notes, the Company recorded a deferred tax asset of $6.5 million for the conversion derivative liability and a deferred tax liability of $6.5 million for the corresponding debt discount. As the changes in the fair value of the conversion derivative liability are included in earnings, the Company recorded additions to the deferred tax asset. At June 5, 2014 when the Company received shareholder approval to issue shares of common stock upon conversion of the Notes, the deferred tax attributed to the conversion derivative liability (net of allocated unamortized transaction costs) was $8.8 million. In accordance with ASC 815, the Company reclassified the deferred tax asset attributed to the conversion derivative liability (net of allocated unamortized transaction costs) to equity. See Note 10, 8.50% Senior Unsecured Convertible Notes. As of June 30, 2014, the Company has a deferred tax liability of $6.2 million related to unamortized debt discount.

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

Overview

We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, in February 2011, Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities. Through our subsidiaries, we own a portfolio of 593 life insurance policies, also referred to as life settlements, with a fair value of $336.8 million and an aggregate death benefit of approximately $2.9 billion at June 30, 2014. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

During the first quarter of 2014, we issued $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the “Notes”). As we have previously disclosed, we plan to use a portion of the proceeds from the Notes to lend against portfolios of life settlements owned by institutional investors and expect that our participation in any such transaction will be conditioned on our being granted a participation in the proceeds of the death benefits from the underlying portfolios. We believe this strategy can generate meaningful short term cash flows. We continue to source lending opportunities and look to deploy capital for portfolio lending in 2014. Additionally, we believe there are opportunities to deploy a portion of the proceeds of our Notes issuance into accretive purchases of life settlements and further enhance our existing portfolio. We expect to begin these purchases in the third quarter of 2014.

Reclassification of Derivative Liability

Results for the quarter ended June 30, 2014 were materially impacted by the change in fair value associated with the conversion derivative liability embedded in the Company’s Notes. During the three months and six months ended June 30, 2014, the Company recorded a loss on the change in fair value of this conversion derivative liability of $4.7 million and $6.8 million, respectively. This loss was driven in large part by the increase in the Company’s stock price from $5.40 per share on the pricing date of the Notes to $6.52 at close of business on June 5, 2014. On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Notes in excess of certain New York Stock Exchange Limits. In accordance with ASC 815, the Company reclassified the conversion derivative liability embedded in the Notes to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. At that time, the fair value of the conversion derivative liability was $23.7 million; the Company reclassified this amount along with $756,000 of unamortized transaction costs, which were offset by deferred taxes of $8.8 million to stockholders’ equity and resulted in an increase to additional paid-in-capital of $14.1 million.

Portfolio Update

At June 30, 2014, we owned 593 life insurance policies with a fair value of $336.8 million and an aggregate death benefit of approximately $2.9 billion. Our subsidiary, White Eagle Asset Portfolio, LP, (“White Eagle”), is the owner of 452 of these life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $288.9 million at June 30, 2014. White Eagle pledged its policies as collateral to secure borrowings made under a 15-year revolving credit agreement (the “Revolving Credit Facility”), which will be used, among other things, to pay premiums on the life insurance policies owned by White Eagle.

No policies matured during the three months ended June 30, 2014 and five with an aggregate death benefit of $11.5 million matured during the six months ended June 30, 2014. The Company sold eight policies for the three months ended June 30, 2014 and fourteen for the six months ended June 30, 2014 that were not pledged as collateral under the Revolving Credit Facility for gross proceeds of $1.2 million and $4.3 million respectively.

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

We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of investments in life settlements, the valuation of the debt owing under the Revolving Credit Facility and the valuation of our conversion derivative liability formerly embedded within the Notes have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

Fair Value Option

We have elected to account for the debt under the Revolving Credit Facility, which includes its interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the estimated amount that would have to be paid to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

The Company determined that an embedded conversion option existed in the Notes, prior to June 5, 2014, that was required to be separately accounted for as a derivative under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Notes in an amount that exceeded the New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the conversion derivative liability to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. In subsequent reporting periods, the Notes will continue to be recorded at accreted value up to the par value of the Notes at maturity. The debt discount will be amortized into interest expense using the interest method, in an aggregate amount equal to the amount of the conversion derivative liability reclassified into equity along with any unamortized transaction costs. See Note 10, “8.50% Senior Unsecured Convertible Notes.”

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, structured settlements and Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 11, “Fair Value Measurements” of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

Income Recognition from Continuing Operations

Our primary source of income from continuing operations are in the form of changes in fair value of life settlements and gains on life settlements, net. Our income recognition policies for this source of income is as follows:

•	Changes in Fair Value of Life Settlements—When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities upon receipt of death notice or verified obituary of insured. This income is the difference between the death benefits and fair values of the policy at the time of maturity.

•	Gains on Life Settlements, Net—The Company recognizes gains from life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

Deferred Costs

Deferred costs include costs incurred in connection with acquiring and maintaining credit facilities. These costs are amortized over the life of the related loan using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company’s Notes. The Company did not recognize any deferred cost on its Revolving Credit Facility given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facility.

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

Our provision for income taxes is estimated to result in an annual effective tax rate of 39.4% in 2014, except as noted below. For periods prior to 2014 our provision for income taxes is estimated to result in an annual effective tax rate of 0.0%. At June 30, 2013, due to the large losses and the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and class action lawsuits, we recorded a full valuation allowance against our net deferred tax asset as it was more likely than not that the net deferred tax asset is not realizable. As a result of these increases in the valuation allowance, we recorded no income tax benefit for 2013.

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

In March of 2014, the Company was notified by the IRS of its intention to examine the Company’s tax returns for the years ended December 31, 2011 and 2012. See also “IRS Investigation” in Note 13, Contingencies and Commitments regarding the IRS Criminal Investigation Division’s investigation related to the Company’s former structured settlement business.

At the time the Company recorded a liability for the conversion derivative liability attributed to the issuance of the Notes, the Company recorded a deferred tax asset of $6.5 million for the conversion derivative liability and a deferred tax liability of $6.5 million for the corresponding debt discount. As the changes in the fair value of the conversion derivative liability were included in earnings, the Company recorded additions to the deferred tax asset. At June 5, 2014, when the Company received shareholder approval to issue shares of common stock upon conversion of the Notes, the deferred tax asset attributed to the conversion derivative liability (net of allocated unamortized transaction costs) was $8.8 million. In accordance with ASC 815, the Company reclassified the deferred tax asset attributed to the conversion derivative liability (net of allocated unamortized transaction costs) to shareholders’ equity. See Note 10, 8.50% Senior Unsecured Convertible Notes.

Stock-Based Compensation

We have adopted ASC 718, Compensation—Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrants, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments awarded upon or after the closing of our initial public offering will be determined based on a valuation using an option pricing model that takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

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

Foreign Currency

The Company’s foreign subsidiaries are considered to be extensions of the U.S. Company and the U.S. dollar is utilized as the functional currency. The foreign subsidiaries’ financial statements are denominated in U.S. dollars and therefore, there are no translation gains and losses resulting from converting the financial statements at exchange rates other than the functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries’ functional currency) are included in income. These gains and losses are immaterial to the Company’s financial statements.

Recent Accounting Pronouncements

Note 2, Principles of Consolidation and Basis of Presentation of the Notes to Consolidated Financial Statements discusses accounting standards adopted during the six months ended June 30, 2014.

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

Results of Continuing Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net loss from continuing operations for the quarter ended June 30, 2014 was $6.3 million as compared to a net income of $47.2 million for the quarter ended June 30, 2013, a decrease of $53.4 million. Total income from continuing operations was $9.0 million for the quarter ended June 30, 2014, a decrease of $56.6 million over total income from continuing operations of $65.6 million during the same period in 2013, which was primarily driven by the change in fair value of the additional 422 life insurance policies acquired during the same period in 2013. Total expenses from continuing operations were $19.5 million for the quarter ended June 30, 2014 compared to total expenses from continuing operations of $18.5 million incurred during the same period in 2013, an increase of $1.0 million, or 5%.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a gain of $9.0 million for the quarter ended June 30, 2014 compared to a gain of $64.8 million for the quarter ended June 30, 2013, a decrease of $55.8 million. The gain for 2013 was primarily driven by the fair value associated with the acquisition of 422 life insurance policies during the three months ended June 30, 2013. There were no acquisitions during the three months ended June 30, 2014.

As of June 30, 2014, the Company owned 593 policies with an estimated fair value of $336.8 million compared to 627 policies with a fair value of $265.8 million at June 30, 2013, an increase of $71.0 million or 27%. Of the 593 policies, 452 policies were pledged to the Revolving Credit Facility and 141 policies were not pledged. During the quarter ended June 30, 2013, the Company acquired 422 life insurance policies. Of the 422 policies acquired during the three months ended June 30, 2013, six life insurance policies were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policies to the Company. Of the remaining 416 policies, 323 policies were previously kept off-balance sheet as contingent assets, and known as life settlements with subrogation rights, net with the remaining 93 acquired through the Company’s acquisition of CTL Holdings, LLC. There have been no such acquisitions to date in 2014. As of June 30, 2014, the aggregate death benefit of the Company’s investment in life settlements is $2.9 billion.

Of these 593 policies owned as of June 30, 2014, 550 were premium financed and are valued using discount rates that range from 16.80% – 26.80%. The remaining 43 policies are valued using discount rates that range from 14.80% – 20.80%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Gain/(Loss) on life settlements, net. Loss on life settlements, net was $67,000 for the quarter ended June 30, 2014 compared to $1.2 million as of June 30, 2013. During the quarter ended June 30, 2014, eight policies were sold resulting in a loss of $67,000 with net proceeds received of $1.2 million. There were no sales of policies during the quarter ended June 30, 2013.

There were no policies surrendered or lapsed for the three months ended June 30, 2014. During the three months ended June 30, 2013, the Company surrendered two policies resulting in a gain of approximately $255,000 and received proceeds of $1.1 million and lapsed 13 policies resulting in a loss of $1.5 million. The net effect of the surrenders and lapses was $1.2 million.

Servicing Fee Income. Servicing income was zero for the quarter ended June 30, 2014 compared to $76,000 in 2013. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during the fourth quarter of 2010. This decrease was due to the Company ceasing servicing assets for unaffiliated third parties on April 30, 2013.

Other Income. Other income was $52,000 for the quarter ended June 30, 2014 compared to $2.0 million in 2013, a decrease of $1.9 million. The amount for 2013 is attributable to a write off of liabilities which were payable to a third party.

Expenses

Interest expense. Interest expense decreased to $4.1 million during the quarter ended June 30, 2014, compared to $10.8 million during the same period in 2013, a decrease of $6.7 million. Outstanding debt includes $154.3 million of outstanding principal on the Revolving Credit Facility and $70.7 million of Notes. Of the interest expense of $4.1 million, approximately $1.9 million represents interest paid on the Revolving Credit Facility. Interest expense also includes $1.5 million, $554,000 and $101,000 representing interest payable, amortization of debt discount and issuance costs, respectively, on the Notes. We expect interest expense on the Revolving Credit Facility to increase in 2014 as we continue to borrow funds under this facility. We also expect interest expense on the Notes to increase in 2014. Of the interest expense of $10.8 million for 2013, approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility, which was not capitalized as a result of electing the fair value option for valuing this Revolving Credit Facility. The Company borrowed $45.0 million under a bridge facility (the “Bridge Facility”) during the quarter ended March 31, 2013 and fully prepaid this facility in the subsequent quarter ended June 30, 2013. Interest expense of $510,000 is associated with this facility for the quarter ended June 30, 2013. See Notes 9, Revolving Credit Facility and 10, 8.50% Senior Unsecured Convertible Notes to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facility. Change in fair value of Revolving Credit Facility was a loss of $2.7 million for the quarter ended June 30, 2014 compared to a gain of $5.4 million for the quarter ended June 30, 2013. This change is associated with the adoption of the fair value option in accounting for the Revolving Credit Facility and an increase in the discount rate. The Revolving Credit Facility is valued at June 30, 2014 using a discount rate of 23.74%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Loss on extinguishment of Bridge Facility. Loss on extinguishment of Bridge Facility was approximately $4.0 million for the three months ended June 30, 2013. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended June 30, 2013. The Bridge Facility had a face value of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000. All amounts were expensed during the three months ended June 30, 2013 as a result of repayment of the facility.

Change in fair value of conversion derivative liability. Change in fair value of conversion derivative liability embedded in the Notes was approximately $4.7 million for the quarter ended June 30, 2014 compared to zero for the quarter ended June 30, 2013. ASC 815, Derivatives and Hedging, required the Company to bifurcate the embedded conversion option that was valued on March 31, 2014 and June 5, 2014 and resulted in a fair value loss of approximately $4.7 million for the quarter ended June 30, 2014. In the quarter ended June 30, 2014, the conversion derivative liability was reclassified to additional-paid-in-capital, so there will be no further adjustment to the fair value of this derivative liability reflected in the Company’s financial statements.

Selling, General and Administrative Expenses. SG&A expenses were $8.0 million for the quarter ended June 30, 2014 compared to $9.2 million for the same period in 2013. This was primarily a result of a $905,000 reduction in legal fees, $277,000 reduction in other SG&A expenses and $63,000 reduction in insurance expense. These reductions were offset by an increase in personnel cost of $120,000 which is mainly attributable to bonus payments of $800,000 during the period.

Legal expenses for the quarter ended June 30, 2014 were $3.3 million compared to $4.2 million for the same period in 2013. Approximately $1.2 million are expenses related to indemnification and continuing cooperation obligations with the USAO Investigation for 2014, compared to $1.6 million for the quarter ended June 30, 2013. Legal expense also includes approximately $1.0 million associated with the warrants for the class action litigation for the quarter ended June 30, 2013. See Note 13, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net loss from our discontinued structured settlement operations for the quarter ended June 30, 2014 was $185,000 as compared to income of $567,000 for the quarter ended June 30, 2013. Total income from our discontinued structured settlement operations was $38,000 for the quarter ended June 30, 2014 compared to $3.5 million in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013. During the quarter ended June 30, 2014, there were no sales for our discontinued structured settlement operations, compared to the sale of 150 structured settlements for a gain of $3.1 million for the quarter ended June 30, 2013. Unrealized change in fair value of structured settlements receivable was $8,000 for the quarter ended June 30, 2014 compared to $236,000 for the quarter ended June 30, 2013.

Total expenses from our discontinued structured settlement operations were $223,000 for the quarter ended June 30, 2014 compared to $2.9 million incurred during the same period in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013, including a $1.2 million decrease in personnel cost, $617,000 decrease in marketing cost, $348,000 decrease in professional fees, $266,000 decrease in other SG&A expenses and $230,000 decrease in legal fees.

Results of Continuing Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net loss from continuing operations for the six months ended June 30, 2014 was $9.6 million as compared to a net income of $41.8 million for the six months ended June 30, 2013, a reduction of $51.4 million. Total income from continuing operations was $22.6 million for the six months ended June 30, 2014, a reduction of $45.2 million over total income from continuing operations of $67.8 million during the same period in 2013, which was primarily driven by the change in fair value of the additional 430 life insurance policies acquired. Total expenses from continuing operations were $32.4 million for the six months ended June 30, 2014 compared to total expenses from continuing operations of $25.9 million incurred during the same period in 2013, an increase of $6.5 million, or 25%.

Our net loss for the six months ended June 30, 2014 includes an income tax provision of approximately $4.0 million which resulted from the adoption of ASU No. 2013-11. See Note 15 “Income Taxes,” to the accompanying consolidated financial statements.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a gain of approximately $23.0 million for the six months ended June 30, 2014 compared to a gain of $66.7 million for the six months ended June 30, 2013, a reduction of $43.7 million. The gain for 2013 was primarily driven by the fair value associated with the acquisition of 430 life insurance policies during the six months ended June 30, 2013. No life settlements were acquired during the six months ended June 30, 2014.

During the six months ended June 30, 2014, five life insurance policies with face amounts totaling $11.5 million matured compared to two policies with face amount of $6.0 million for the same period in 2013. The net gain on these maturities was $10.6 million and $4.9 million for 2014 and 2013, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the six months ended June 30, 2014 and 2013, respectively. All five maturities for 2014 occurred with respect to policies that served as collateral under the Revolving Credit Facility.

As of June 30, 2014, the Company owned 593 policies with an estimated fair value of $336.8 million compared to 627 policies with a fair value of $265.8 million at June 30, 2013, an increase of $71.0 million or 27%. Of the 593 policies, 452 policies were pledged to the Revolving Credit Facility and 141 policies were not pledged. During the six months ended June 30, 2013, the Company acquired 430 life insurance policies, 14 of which were a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policies to the Company. Of the remaining 416 policies, 323 policies were previously kept off-balance sheet as contingent assets and known as life settlements with subrogation rights, net with the remaining 93 acquired through the Company’s acquisition of CTL Holdings, LLC. As of June 30, 2014, the aggregate death benefit of the Company’s investment in life settlements is $2.9 billion.

Of these 593 policies owned as of June 30, 2014, 550 were premium financed and are valued using discount rates that range from 16.80% – 26.80%. The remaining 43 policies are valued using discount rates that range from 14.80% – 20.80%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Gain/(Loss) on life settlements, net. Loss on life settlements, net was approximately $426,000 for the six months ended June 30, 2014 compared to $1.2 million as of June 30, 2013 a reduction of $821,000. During the six months ended June 30, 2014, 14 policies were sold resulting in a loss of approximately $426,000 on net proceeds received of $4.0 million. There were no sales of policies during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company surrendered two policies resulting in a gain of approximately $255,000 and received proceeds of $1.1 million and lapsed 13 policies resulting in a loss of $1.5 million. The net effect of these surrenders and lapses was a loss of $1.2 million. There were no policies surrendered or lapsed for the six months ended June 30, 2014

Servicing Fee Income. Servicing income was zero for the six months ended June 30, 2014 compared to $310,000 in 2013. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during 2010. This decrease was due to the Company ceasing servicing assets for unaffiliated third parties on April 30, 2013.

Other Income. Other income was $55,000 for the six months ended June 30, 2014 compared to $2.0 million in 2013, a decrease of $1.9 million. The amount for 2013 is attributable to a write off of liabilities which were payable to a third party.

Expenses

Interest expense. Interest expense decreased to $6.9 million during the six months ended June 30, 2014, compared to $10.9 during the same period in 2013, a decrease of $4.0 million, as the principal on the Company’s outstanding debt increased to $225.0 million as of June 30, 2014. Outstanding debt includes $154.3 million of outstanding principal on the Revolving Credit Facility and $70.7 million of Notes.

Of the interest expense of $6.9 million, approximately $3.7 million represents interest paid on the Revolving Credit Facility. We expect interest expense on the Revolving Credit Facility to increase in 2014 as we continue to borrow funds under this facility. We also expect interest expense on the Notes to increase in 2014. Interest expense also includes $2.2 million, $804,000 and $149,000 representing interest payable and amortization of debt discount and issuance costs, respectively, on the Notes. Of the interest expense of $10.9 million for 2013, approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility, which was not capitalized as a result of electing the fair value option for valuing this Revolving Credit Facility. The Company borrowed $45.0 million under a Bridge Facility in March 2013 and fully prepaid this facility in the subsequent quarter ended June 30, 2013. Interest expense of $550,000 is associated with this facility for the six months ended June 30, 2013. See Notes 9, Revolving Credit Facility and 10, 8.50% Senior Unsecured Convertible Notes to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facility. Change in fair value of Revolving Credit Facility was a loss of approximately $3.8 million for the six months ended June 30, 2014 compared to a gain of approximately $5.4 million for the six months ended June 30, 2013. This change is associated with the lengthening of life expectancy estimates for the policies in the Revolving Credit Facility and an increase in the discount rate. The Revolving Credit Facility is valued at June 30, 2014 using a discount rate of 23.74%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Loss on extinguishment of Bridge Facility. Loss on extinguishment of Bridge Facility was approximately $4.0 million for the six months ended June 30, 2013. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended June 30, 2013. The Bridge Facility had a face value of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000. All amounts were expensed during the six months ended June 30, 2013 as a result of repayment of the facility.

Change in fair value of conversion derivative liability. Change in fair value of conversion derivative liability embedded in the Notes was approximately $6.8 million for the six months ended June 30, 2014 compared to zero for the six months ended June 30, 2013. ASC 815, Derivatives and Hedging, required the Company to bifurcate the embedded conversion option that was valued on February 21, 2014 and June 5, 2014 and resulted in a fair value loss of approximately $6.8 million for the six months ended June 30, 2014. In the quarter ended June 30, 2014, the conversion derivative liability was reclassified to additional-paid-in-capital, so there will be no further adjustment to the fair value of this derivative liability reflected in the Company’s financial statements. See Note 10, 8.50% Senior Unsecured Convertible Notes to the accompanying consolidated financial statements.

Selling, General and Administrative Expenses. SG&A expenses were $15.0 million for the six months ended June 30, 2014 compared to $16.5 million in 2013, a reduction of approximately $1.5 million. This reduction was primarily a result of a $1.8 million reduction in legal fees, $350,000 reduction in other SG&A expenses and $159,000 reduction in insurance. These reductions were offset by an increase in personnel cost of $424,000 which is mainly attributable to bonus payment of $800,000 during the period and professional fees of $358,000.

Legal expenses for the six months ended June 30, 2014 were $6.2 million compared to $8.0 million for 2013. Of the legal expense, approximately $1.9 million is mainly associated with the USAO Investigation for 2014, compared to $3.0 million for the six months ended June 30, 2013. Legal expense also includes approximately $3.3 million associated with the warrants for the class action litigation for the six months ended June 30, 2013. See Note 13, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net loss from our discontinued structured settlement operations for the six months ended June 30, 2014 was $204,000 as compared to income of $1.6 million for the six months ended June 30, 2013. Total income from our discontinued structured settlement operations was $112,000 for the six months ended June 30, 2014 compared to $7.7 million in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013. During the six months ended June 30, 2014, our discontinued structured settlement operations sold 8 structured settlements for a gain of $18,000, compared to the sale of 313 structured settlements for a gain of $6.7 million. Unrealized change in fair value of structured settlements receivable was $16,000 for the six months ended June 30, 2014 compared to $781,000 for the six months ended June 30, 2013.

Total expenses from our discontinued structured settlement operations were $316,000 for the six months ended June 30, 2014 compared to $6.1 million incurred during the same period in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013, including a $2.7 million decrease in personnel cost, $1.4 million decrease in marketing cost, $647,000 decrease in professional fees, $526,000 decrease in other SG&A expenses and $488,000 decrease in legal fees.

Continuing Operations—Selected Operating Data (dollars in thousands):

Life Finance

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Period Acquisitions — Policies Owned
Number of policies acquired	—	422	—	430
Average age of insured at acquisition	—	77.7	—	77.7
Average life expectancy—Calculated LE (Years)	—	12.7	—	12.7
Average death benefit	$—	$4,756	$—	$4,744
Aggregate purchase price	$—	$56,875	$—	$58,400
End of Period — Policies Owned
Number of policies owned	593	627	593	627
Average Life Expectancy—Calculated LE (Years)	11.1	11.9	11.1	11.9
Aggregate Death Benefit	$2,873,899	$3,015,140	$2,873,899	$3,015,140
Aggregate fair value	$336,846	$265,773	$336,846	$265,773
Monthly premium — average per policy	$7.6	$7.8	$7.6	$7.8

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facility and other financing arrangements.

As of June 30, 2014, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $36.7 million, including $1.2 million and $1.6 million incurred during the three months ended June 30, 2014 and 2013, respectively and $1.9 million and $3.0 million incurred during the six months ended June 30, 2014 and 2013, respectively. We believe we may continue to spend significant amounts on these matters as well as for general litigation and judicial proceedings over the next year, and possibly beyond. In addition, as part of the framework for the class action and derivative litigation settlements described in Note 13, “Contingency and Commitments” to our consolidated financial statements, the Company has undertaken to advance legal fees and indemnify certain individuals covered under the director and officer liability insurance policies. The remaining obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have an adverse effect on the Company’s financial position and results of operations.

We expect to meet our liquidity needs for the next year primarily through our cash resources. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company. The Company must proactively manage its cash in order to effectively run its businesses, maintain the policies that have not been pledged under the Revolving Credit Facility and opportunistically grow its assets. The Company may in the future pledge and/or borrow against certain or all of the 141 policies that have not been pledged under the Revolving Credit Facility, the majority of which had historically been maintained by the lender protection insurance provider. It may also determine to sell all or a portion of these policies and, under certain circumstances, lapse certain of these policies as its portfolio management strategy and liquidity needs dictate. The lapsing of policies, if any, would create losses as such assets would be written down to zero.

Financing Arrangements Summary

Revolving Credit Facility

Effective April 29, 2013, White Eagle, as borrower, entered into a 15-year Revolving Credit Facility, which was amended and restated on May 16, 2014 in connection with the conversion of White Eagle from a Delaware limited liability company to a Delaware limited partnership, with Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

For a description of the facility see Note 9, “Revolving Credit Facility,” of the notes to Consolidated Financial Statements.

At June 30, 2014, the fair value of the debt was $148.8 million. As of June 30, 2014, the borrowing base was approximately $156.9 million including $154.3 million in outstanding principal. See Note 11, “Fair Value Measurements,” of the notes to Consolidated Financial Statements. There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

8.50% Senior Unsecured Notes Due 2019

In February 2014, we issued $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. For a description of the Notes see Note 10, 8.50% Senior Unsecured Convertible Notes, of the notes to Consolidated Financial Statements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	For the Six Months Ended
	June 30,
	2014	2013
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(14,804)	$(6,241)
Investing activities	(11,326)	(22,663)
Financing activities	85,817	45,466

Increase in cash and cash equivalents	$59,687	$16,562

Operating Activities

During the six months ended June 30, 2014, operating activities used cash of $14.8 million. Our net loss of $9.8 million was adjusted for non-cash Revolving Credit Facility financing costs of $2.7 million, which represent interest expense associated with the Revolving Credit Facility, the amount is a non-cash item and was withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $23.0 million that is mainly attributable to the maturities of five policies; change in fair value of Revolving Credit Facility loss of $3.8 million that resulted from increased borrowings, increase in the discount rate used to value the facility and projected early repayment of the revolving credit facility given maturities; change in fair value of conversion derivative liability loss of $6.8 million resulted from an increase in the fair value of the embedded derivative included in the Notes issued during the period and, a net positive change in the components of operating assets and liabilities of $2.8 million. This $2.8 million change in operating assets and liabilities is partially attributable to a $14.1 million decrease in other liabilities and a $13.5 million decrease in restricted cash, both associated with the settlement of the class action and derivative litigation. These reductions were offset by a $1.3 million increase in accounts payable and accrued expenses.

During the six months ended June 30, 2013, operating activities used cash of $6.2 million. Our net income of $43.4 million was adjusted for Revolving Credit Facility origination cost of $10.3 million which was not capitalized as a result of electing the fair value option for valuing the facility; change in fair value of life settlement gains of $66.7 million that is mainly attributable to the acquisition of 430 policies; change in fair value of Revolving Credit Facility gain of $5.4 million that resulted from electing the fair value option to value the new Revolving Credit Facility; extinguishment of Bridge Facility of $4.0 million that is mainly attributable to early repayment of the bridge facility which was received during the first quarter of 2013; change in value of warrants to be issued of $3.3 million that is mainly attributable to an increase in its fair value; and a net positive change in the components of operating assets and liabilities of $3.4 million. This positive change in operating assets and liabilities resulted in part from a $1.2 million decrease in structured settlements receivables; $1.3 million decrease in deposits and a $1.0 million decrease in other liabilities. These reductions were offset by a $2.4 million increase in accounts payable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $11.3 million and includes $4.0 million from sale of investments in life settlements that were associated with the sale of 14 policies during the period and proceeds of $11.5 million from maturity of five life settlements. This was offset by $26.9 million for premiums paid on investments in life settlements.

During the six months ended June 30, 2013, cash flows used in investing activities was $22.7 million and includes $12.1 million in proceeds received from sale of investment securities available for sale; $6.0 million proceeds from maturity of two life settlements, $1.0 million proceeds from surrender of two investment in life settlements and $691,000 from loan payoffs. These were offset by $35.6 million for premiums paid on investments in life settlements and $7.0 million for purchase of investment in life settlement.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $85.8 million and includes $67.9 million in net proceeds from the Notes and $23.9 million of borrowings from our Revolving Credit Facility. These were offset by $6.0 million in repayment of borrowings under the Revolving Credit Facility.

During the six months ended June 30, 2013, cash provided by financing activities was $45.5 million and includes $41.4 million in proceeds from the Bridge Facility; $1.2 million in restricted cash for indemnification deposits received and $54.6 million from the Revolving Credit Facility. These were offset by repayment of the Bridge Facility of $45.0 million and revolving credit facility origination cost of $6.7 million.

Off-Balance Sheet Arrangements

At June 30, 2014, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of June 30, 2014 we did not hold material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Historically, we managed our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that had a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At June 30, 2014, we had no outstanding loans.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of June 30, 2014:

	Percentage of	Percentage of
	Total	Total Death	Moody’s	S&P
Carrier	Fair Value	Benefit	Rating	Rating
Transamerica Occidental Life Insurance Company	24.4%	20.7%	A1	A1
Lincoln National Life Insurance Company	22.7%	20.4%	A1	A1
Lincoln Benefit Life Company	11.2%	10.0%	NR*	BBB+
*	Not Rated

Interest Rate Risk

At June 30, 2014, fluctuations in interest rates did not impact interest expense in the life finance business. As discussed above in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the 1.5% floor provided in the Revolving Credit Facility, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact for fiscal year 2014.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of June 30, 2014, we owned investments in life settlements with a fair value of $336.8 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

Foreign Currency Exchange Rate Risk

Changes in the exchange rate between transactions denominated in a currency other than our foreign subsidiaries’ functional currency are immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

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

We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we own our life settlements and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax proceeds from companies. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for intercompany arrangements and ownership of life settlements, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to regular review and audit by U.S. federal and state authorities and beginning in 2014, foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by changes in tax laws, regulations, or accounting principles.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations. The U.S. and many countries in the European Union, are actively considering changes to existing tax laws. Certain proposals, including proposals with retroactive effect, could include recommendations that would significantly increase our tax obligations where we do business. Any changes in the taxation of either international business activities or ownership of life settlements may increase our effective tax rate and harm our financial position and results of operations and, under certain circumstances, may constitute an event of default under the Revolving Credit Facility.

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

We are subject to Section 404 of the Sarbanes-Oxley Act (SOX), which requires us to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for SOX compliance on an ongoing basis. In addition, as we have reduced the number of our employees and moved certain of our operations to foreign subsidiaries, we have increased our reliance on third parties for various aspects of our internal controls. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the SEC, or other regulatory authorities, which could require additional financial and management resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no recent sales of unregistered securities that have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

IMPERIAL HOLDINGS, INC. Chief Financial Officer and Chief Credit Officer (Principal Financial Officer)
/s/ Richard S. O’Connell, Jr.
Richard S. O’Connell, Jr. Date July 30, 2014

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

Exhibit No.	Description

Exhibit 10.1++	Amended and Restated Loan and Security Agreement, dated as of May 16, 2014, among White Eagle Asset Portfolio, LP, as borrower, Imperial Finance & Trading, LLC, as initial servicer, initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as Portfolio Manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.*	Interactive Data Files

Exhibit 101.INS** +	XBRL Instance Document

Exhibit 101.SCH** +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL** +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF** +	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB** +	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE** +	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 not filed for such purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.
+	Submitted electronically with this Quarterly Report
++	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.