Form 10-Q
period 2014-09-30
IMPERIAL HOLDINGS, INC.
filed 2014-11-10
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35064

IMPERIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0663473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5355 Town Center Road—Suite 701

Boca Raton, Florida 33486

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

As of November 3, 2014, the Registrant had 21,402,990 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our results of operations;

•	continuing costs associated with indemnification and continuing cooperation obligations related to the investigation into our legacy premium finance business by the United States Attorneys’ Office for the District of New Hampshire (“USAO”) (the “USAO Investigation”), an investigation by the U.S. Securities and Exchange Commission (“SEC”) (the “SEC Investigation”) and an investigation by the Internal Revenue Services (“IRS”) (the “IRS Investigation”);

•	adverse developments, including financial ones, associated with the USAO Investigation, the SEC Investigation and the IRS Investigation, other litigation and judicial actions or similar matters;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings, under our revolving credit facility;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facility;

•	our ability to meet our debt service obligations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	loss of business due to negative press from the non-prosecution agreement executed in connection with the USAO Investigation, the SEC Investigation, the IRS Investigation, litigation or otherwise;

•	increases to the discount rates used to value the life insurance policies that we own;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	challenges to the ownership of the policies in our portfolio;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	deterioration of the market for life insurance policies and life settlements;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments associated with uncooperative co-trustees;

•	loss of the services of any of our executive officers;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	our inability to grow our businesses;

•	liabilities associated with our legacy structured settlement business;

•	changes in laws and regulations;

•	adverse developments in capital markets;

•	disruption of our information technology systems;

•	our failure to maintain the security of personally identifiable information pertaining to insureds, customers and counterparties;

•	regulation of life settlement transactions as securities;

•	our limited operating experience and our ability to successfully implement our acquisition and lending strategies;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	increases in premiums on life insurance policies that we own;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors.

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

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$53,745	$14,722
Cash and cash equivalents (VIE Note 4)	4,647	7,977
Restricted cash	—	13,506
Prepaid expenses and other assets	1,717	1,331
Deposits - other	1,353	1,597
Deposits on purchase of life settlements	50	—
Structured settlement receivables, at estimated fair value	383	660
Structured settlement receivables at cost, net	599	797
Investment in life settlements, at estimated fair value	54,914	48,442
Investment in life settlements, at estimated fair value (VIE Note 4)	295,469	254,519
Receivable for maturity of life settlements (VIE Note 4)	—	2,100
Fixed assets, net	202	74
Investment in affiliates	2,385	2,378
Deferred debt costs, net	2,295	—

Total assets	$417,759	$348,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$5,209	$2,977
Accounts payable and accrued expenses (VIE Note 4)	337	341
Other liabilities	1,039	21,221
Interest payable - senior unsecured convertible notes (Note 10)	768	—
Revolving Credit Facility debt, at estimated fair value (VIE Note 4)	142,661	123,847
Senior unsecured convertible notes, net of discount (Note 10)	55,250	—
Income taxes payable	—	6,295
Deferred tax liability	6,383	—

Total liabilities	211,647	154,681
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized; 21,402,990 and 21,237,166 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	214	212
Additional paid-in-capital	266,511	239,506
Accumulated deficit	(60,613)	(46,296)

Total stockholders’ equity	206,112	193,422

Total liabilities and stockholders’ equity	$417,759	$348,103

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Income
Interest income	$9	$—	$22	$28
Interest and dividends on investment securities available for sale	—	—	—	14
Loss on life settlements, net	—	(461)	(426)	(1,708)
Change in fair value of life settlements (Notes 8 & 11)	(3,643)	15,262	19,313	81,948
Servicing fee income	—	—	—	310
Other income	17	8	72	2,015

Total (loss) income	(3,617)	14,809	18,981	82,607

Expenses
Interest expense	4,303	1,158	11,165	12,020
Loss on extinguishment of Bridge Facility	—	—	—	3,991
Change in fair value of Revolving Credit Facility debt (Notes 9 & 11)	(8,375)	66	(4,556)	(5,295)
Change in fair value of conversion derivative liability (Notes 10 & 11)	—	—	6,759	—
Gain on loan payoffs and settlements, net	—	—	—	(65)
Amortization of deferred costs	—	—	—	7
Personnel costs	1,910	1,924	6,627	6,216
Legal fees	2,943	3,271	9,121	11,254
Professional fees	1,143	1,503	3,562	3,564
Insurance	414	478	1,253	1,475
Other selling, general and administrative expenses	544	303	1,365	1,476

Total expenses	2,882	8,703	35,296	34,643

(Loss) income from continuing operations before income taxes	(6,499)	6,106	(16,315)	47,964
Benefit (provision) for income taxes	2,235	—	2,452	(40)

Net (loss) income from continuing operations	$(4,264)	$6,106	$(13,863)	$47,924

Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	$(249)	$55	$(454)	$1,627

Net (loss) income	$(4,513)	$6,161	$(14,317)	$49,551

Earnings per share:
Basic and diluted earnings per common share
Continuing operations	$(0.20)	$0.29	$(0.65)	$2.26
Discontinued operations	$(0.01)	—	$(0.02)	$0.08

Net (loss) income	$(0.21)	$0.29	$(0.67)	$2.34

Weighted average shares outstanding:

Basic weighted average common shares outstanding	21,361,930	21,219,880	21,352,086	21,215,344

Diluted weighted average common shares outstanding	21,361,930	21,223,027	21,352,086	21,215,392

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Net (loss) income	$(4,513)	$6,161	$(14,317)	$49,551
Other comprehensive income (loss), net of tax	—	—	—	3

Comprehensive (loss) income	$(4,513)	$6,161	$(14,317)	$49,554

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2014	21,237,166	$212	$239,506	$(46,296)	$193,422
Comprehensive loss	—	—	—	(14,317)	(14,317)
Stock-based compensation	41,060	1	761	—	762
Issuance of common stock	125,628	1	499	—	500
Issuance of warrants	—	—	5,381	—	5,381
Pre-conversion tax adjustment	—	—	6,295	—	6,295
Retirement of common stock	(864)	—	—	—	—
Reclassification of conversion derivative liability, net of tax	—	—	14,069	—	14,069

Balance, September 30, 2014	21,402,990	$214	$266,511	$(60,613)	$206,112

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(14,317)	$49,551
Adjustments to reconcile net (loss) income to net cash used in operating activates:
Depreciation and amortization	59	142
Revolving Credit Facility origination cost	—	10,340
Revolving Credit Facility financing cost	4,238	995
Amortization of discount and deferred costs for senior unsecured convertible notes	1,648	—
Amortization of premiums and accretion of discounts on available for sale securities	—	21
Stock-based compensation expense	762	1,203
Gain on loan payoffs and settlements, net	—	(65)
Change in fair value of life settlements	(19,313)	(81,948)
Unrealized change in fair value of structured settlements	(24)	(1,211)
Change in fair value of Revolving Credit Facility debt	(4,556)	(5,295)
Loss on life settlements, net	426	1,708
Interest income	(102)	(220)
Amortization of deferred costs	—	7
Loss on extinguishment of Bridge Facility	—	3,991
Gain on sale and prepayment of investment securities available for sale	—	(22)
Change in fair value of warrants to be issued	—	2,478
Change in fair value of conversion derivative liability	6,759	—
Change in assets and liabilities:
Restricted cash	13,506	(13,502)
Deposits - other	243	1,258
Investment in affiliates	(7)	(148)
Structured settlement receivables	578	1,687
Prepaid expenses and other assets	(413)	12,461
Accounts payable and accrued expenses	2,512	2,453
Other liabilities	(14,301)	(664)
Interest receivable	—	95
Interest payable	768	—
Deferred income tax	(2,452)	40

Net cash used in operating activities	(23,986)	(14,645)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(178)	(4)
Purchase of investments in life settlements	(3,488)	(7,000)
Proceeds from sale and prepayments of investment securities available for sale	—	12,111
Proceeds from maturity of investment in life settlements	13,641	6,039
Premiums paid on investments in life settlements	(40,578)	(50,984)
Proceeds from surrender of investments in life settlements	—	1,049
Proceeds from sale of investments in life settlements, net	4,031	1,764
Deposit on purchase of investment in life settlement	(50)	—
Proceeds from loan payoffs and lender protection insurance claims received in advance	—	691

Net cash used in investing activities	(26,622)	(36,334)

Cash flows from financing activities
Revolving Credit and Bridge Facility origination cost	—	(6,731)
Borrowings from Revolving Credit Facility	36,004	66,584
Repayment of borrowings under Revolving Credit Facility	(17,595)	—
Restricted cash	—	1,162
Borrowings from Bridge Facility	—	41,400
Repayment of borrowings under Bridge Facility	—	(45,000)
Proceeds from senior unsecured convertible notes, net	67,892	—

Net cash provided by financing activities	86,301	57,415

Net increase in cash and cash equivalents	35,693	6,436
Cash and cash equivalents, at beginning of the period	22,699	7,001

Cash and cash equivalents, at end of the period	$58,392	$13,437

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$4,496	$825

Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	$—	$3,168

Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$4,962	$995

Credit facility origination costs paid to lender	$—	$4,000

Purchase of policies through release of subrogation claim paid by lender	$—	$48,500

Reclassification of derivative liability	$14,069	$—

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. (with its subsidiaries, the “Company” or “Imperial”) on February 3, 2011, in connection with the Company’s initial public offering.

Incorporated in Florida, Imperial owns a portfolio of 595 life insurance policies, also referred to as life settlements, with a fair value of $350.4 million and an aggregate death benefit of approximately $2.9 billion at September 30, 2014. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 452 of these policies, with an aggregate death benefit of approximately $2.3 billion, are pledged under a 15-year revolving credit agreement (the “Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”).

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiaries in connection with the Revolving Credit Facility. Notwithstanding consolidation, White Eagle is the owner of 452 policies, with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $295.5 million at September 30, 2014.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2014. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Derivative Instruments

The Company issued and sold $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the “Notes”). Prior to shareholder approval on June 5, 2014 to issue shares of common stock upon conversion of the Notes in excess of New York Stock Exchange limits for share issuances without shareholder approval, the Notes contained an embedded derivative feature. In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, derivative instruments are recognized as either assets or liabilities on the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract, such as the Notes, are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determined the fair value of its embedded derivative based upon available market data and unobservable inputs using a Black Scholes pricing model. In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. The Notes are recorded at accreted value and will continue to be accreted up to the par value of the Notes at maturity. See Note 10, 8.50% Senior Unsecured Convertible Notes.

Foreign Currency

The Company’s foreign subsidiaries are considered to be extensions of the U.S. Company and the U.S. dollar is utilized as the functional currency. The foreign subsidiaries’ financial statements are denominated in U.S. dollars and therefore, there are no translation gains and losses resulting from converting the financial statements at exchange rates other than the functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries’ functional currency) are included in income. At this time, these gains and losses are immaterial to the Company’s financial statements.

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

(3) Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exist, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013. Retrospective application is permitted. The Company adopted ASU 2013-11 effective on January 1, 2014, which required the Company to reclassify a $6.3 million current liability for unrecognized tax benefits to deferred taxes. Adoption of this guidance resulted in the recognition of a $3.7 million tax expense in the Company’s consolidated financial statement of operations for the nine months ended September 30, 2014, a $2.6 million reduction in the valuation allowance and an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2014.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of September 30, 2014 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
September 30, 2014	$300,116	$142,998	$2,385	$2,385
December 31, 2013	$264,596	$124,188	$2,378	$2,378

As of September 30, 2014, 452 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $295.5 million were pledged as collateral under the Revolving Credit Facility. Effective May 16, 2014, a foreign subsidiary acts as portfolio manager for life insurance policies owned by White Eagle and it was determined that the Company will continue to be the primary beneficiary of White Eagle as it has a controlling financial interest and the Company’s subsidiaries have the power to direct the activities that most significantly impacted White Eagle’s economic performance and the obligation to absorb economic gains and losses. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidated White Eagle in its financial statements for the three months and nine months ended September 30, 2014 and the year ended December 31, 2013.

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

The following tables reconcile actual basic and diluted earnings per share for the three months and nine months ended September 30, 2014 and 2013 (in thousands except share and per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014(1)	2013(2)	2014(1)	2013(2)
Earnings per share:
Numerator:
Net (loss) income from continuing operations	$(4,264)	$6,106	$(13,863)	$47,924
Net (loss) income income from discontinued operations	$(249)	$55	$(454)	$1,627

Net (loss) income	$(4,513)	$6,161	$(14,317)	$49,551

Basic earnings per common share:
Basic (loss) income from continuing operations	$(0.20)	$0.29	$(0.65)	$2.26
Basic (loss )income from discontinued operations	$(0.01)	—	$(0.02)	$0.08

Basic (loss) income per share available to common shareholders	$(0.21)	$0.29	$(0.67)	$2.34
Denominator:

Basic weighted average common shares outstanding	21,361,930	21,219,880	21,352,086	21,215,344

Diluted earnings per per common share:
Diluted (loss) income from continuing operations.	$(0.20)	$0.29	$(0.65)	$2.26
Diluted (loss) income from discontinued operations	$(0.01)	$—	$(0.02)	$0.08

Diluted (loss) income per share available to common shareholders	$(0.21)	$0.29	$(0.67)	$2.34
Denominator:
Weighted average common shares outstanding	21,361,930	21,219,880	21,352,086	21,215,344
Add: Restricted Stock	—	3,147	—	48

Diluted weighted average shares outstanding	21,361,930	21,223,027	21,352,086	21,215,392

(1)	The computation of diluted EPS does not include 815,448 options, 6,240,521 warrants, 41,060 shares of restricted stock, up to 10,464,941 shares of underlying common stock issuable upon conversion of the Notes and 299,500 performance shares for the three months and nine months ended September 30, 2014, as the effect of their inclusion would have been anti-dilutive.
(2)	The computation of diluted EPS did not include 899,472 options, and 4,240,521 warrants for the three months and nine months ended September 30, 2013, as the effect of their inclusion would have been anti-dilutive.

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

On April 1, 2013, the Company granted 13,759 shares of unrestricted common stock to its outside directors with an aggregate grant date fair value of approximately $57,000 computed in accordance with ASC 718, Compensation-Stock Compensation. During the year ended December 31, 2013, the Company issued 545,000 options to employees at a strike price of $6.94. The Company recognized approximately $140,000 and $118,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended September 30, 2014 and 2013, respectively and $632,000 and $1.1 million during the nine months ended September 30, 2014 and 2013, respectively. The Company incurred additional stock-based compensation expense of approximately $61,000 and $30,000 relating to restricted stock granted to its board of directors during the three months ended September 30, 2014 and 2013, respectively and $130,000 and $39,000 during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company awarded 299,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment to the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. The Company will evaluate on a quarterly basis whether it is probable that the Company’s financial performance conditions will be achieved. At September 30, 2014, the Company determined that it was not probable that the performance conditions would be achieved and as a result, no related expense was recognized for the three and nine months ended September 30, 2014. Once issued, the performance shares will be subject to a one year vesting period from the date of issuance.

Options

As of September 30, 2014, options to purchase 815,448 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.49 per share.

The following table presents the activity of the Company’s outstanding stock options of common stock for the nine months ended September 30, 2014:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2014	831,282	$8.46	5.51	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(15,834)	$6.94	5.68	—
Options expired	—	—	—	—

Options outstanding, September 30, 2014	815,448	$8.49	4.74	—

Exercisable at September 30, 2014	654,740	$8.87	4.51	—

Unvested at September 30, 2014	160,708	$6.94	5.68	—

As of September 30, 2014, all outstanding stock options had an exercise price above the average fair market value of the common stock during the nine months ended September 30, 2014.

During the three months and nine months ended September 30, 2014, the Company recognized expense of $140,000 and $632,000, respectively related to these options. The remaining unamortized amounts in respect of the June 5, 2013 option grants of approximately $140,000 and $239,000 will be expensed during the remainder of 2014 and 2015, respectively.

Restricted Stock

17,286 shares of restricted stock granted to our directors under the Omnibus Plan vested during the nine months ended September 30, 2014. The fair value of the vested restricted stock was valued at $120,138 based on the closing price of the Company’s shares on the grant date. The Company expensed approximately $0 and $52,000 in stock based compensation related to the 17,286 shares of restricted stock during the three months and nine months ended September 30, 2014, respectively.

During the nine months ended September 30, 2014, the Company granted 41,060 shares of restricted stock to its directors under the Omnibus Plan subject to a one year vesting schedule that commenced on the date of grant. The fair value of the unvested restricted stock was valued at $254,983 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $61,000 and $78,000 related to these 41,060 shares of restricted stock during the three months and nine months ended September 30, 2014, respectively.

The following table presents the activity of the Company’s restricted stock for the nine months ended September 30, 2014:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2014	17,286
Granted	41,060
Vested	(17,286)
Forfeited	—

Outstanding September 30, 2014	41,060

The aggregate intrinsic value of unvested restricted stock awards is approximately $265,000 and the stock will vest in June 2015.

Performance Shares

During the nine months ended September 30, 2014, the Company awarded 299,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment to the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. At September 30, 2014, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the quarter or nine months ended September 30, 2014. Once issued, the performance shares will be subject to a one year vesting period from the date of issuance.

The following table presents the activity of the Company’s performance share awards for the nine months ended September 30, 2014:

Performance Shares	Number of Shares
Outstanding January 1, 2014	—
Awarded	299,500
Vested	—
Forfeited	—

Outstanding September 30, 2014	299,500

Warrants

On February 11, 2011, three shareholders received ownership of warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and the exercisability of the warrant will vest ratably over four years. At September 30, 2014, 3,180,391 warrants were exercisable with a weighted average exercise price of $14.51.

In connection with the class action settlement described in Note 13, Commitments and Contingencies, the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April of 2014. The estimated fair value as of the measurement date of such warrants was $5.4 million, which is included in stockholders’ equity. The warrants were distributed in October 2014 and have a five-year term from the date they are distributed to the class participants with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total income	$38	$2,698	$150	$10,366
Total expenses	(287)	(2,643)	(604)	(8,739)

(Loss) income before income taxes	(249)	55	(454)	1,627
Income tax expense	—	—	—	—

Net (loss) income from discontinued operations	$(249)	$55	$(454)	$1,627

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

As of September 30, 2014 and December 31, 2013, the Company owned 595 and 612 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $350.4 million and $303.0 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at September 30, 2014 was 11.0 years. The following table describes the Company’s investments in life settlements as of September 30, 2014 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 - 1	—	$—	$—
1 - 2	2	3,727	5,377
2 - 3	11	26,135	46,957
3 - 4	9	11,642	29,800
4 - 5	15	21,145	63,854
Thereafter	558	287,734	2,742,301

Total	595	$350,383	$2,888,289

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

Estimated premiums to be paid for the remainder of fiscal year 2014, the four succeeding fiscal years, and thereafter to keep the life insurance policies in force as of September 30, 2014, are as follows (in thousands):

Remainder of 2014	$13,436
2015	53,625
2016	57,116
2017	63,683
2018	67,945
Thereafter	1,145,526

$1,401,331

The amount of $1.4 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force utilizing the Company’s probabilistic approach and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

(9) Revolving Credit Facility

On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the “Conversion”) and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, White Eagle entered into an Amended and Restated Loan and Security Agreement (the “Revolving Credit Facility”) among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. The Revolving Credit Facility amended and restated the revolving credit facility previously entered into by White Eagle on April 29, 2013.

In connection with the entry into the amended and restated Revolving Credit Facility, a new servicing agreement with respect to the policies pledged under the facility has been entered into with a third party. Prior to the amendment and restatement, a corporate subsidiary acted as servicer.

As of September 30, 2014, 452 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $295.5 million are pledged as collateral under the Revolving Credit Facility.

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. 452 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $295.5 million are pledged as collateral under the Revolving Credit Facility at September 30, 2014. In addition, the equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At September 30, 2014, $143.4 million was undrawn and $2.6 million was available to borrow under the Revolving Credit Facility.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at September 30, 2014 is 5.5%.

Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Revolving Credit Facility debt. Total interest expense on the facility was $2.1 million, which includes $1.5 million withheld from borrowings by the lender and $573,000 paid by White Eagle, for the three months ended September 30, 2014 and $5.8 million, which includes $4.2 million withheld from borrowings by the lender and $1.6 million paid by White Eagle, for the nine months ended September 30, 2014.

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

At September 30, 2014, the fair value of the outstanding debt was $142.7 million and the borrowing base was approximately $159.1 million, including $156.6 million in outstanding principal.

There are no scheduled repayments of principal prior to maturity. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

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

On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Notes in an amount that exceeded applicable New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the embedded conversion derivative liability to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. The Notes are recorded at accreted value and will continue to be accreted up to the par value of the Notes at maturity.

The fair value of the conversion derivative liability was estimated at June 5, 2014 using a Black Scholes pricing model with the following assumptions:

As of June 5, 2014
Expected Volatility	40.0%
Expected Term in Years	4.7
Risk Free Rate	1.5%

At June 5, 2014, the fair value of the conversion derivative liability was $23.7 million. In accordance with ASC 815, the Company reclassified this amount along with $756,000 of unamortized transaction costs offset by deferred taxes of $8.8 million to stockholders’ equity. As of September 30, 2014, the carrying value of the Notes was $55.3 million. The unamortized debt discount and origination cost of $15.5 million and $2.3 million, respectively, will be amortized over the remaining life of the Notes, using the effective interest method.

The Company recorded $2.2 million of interest expense, including $1.5 million, $605,000 and $90,000 from interest, amortizing debt discounts and issuance costs, during the three months ended September 30, 2014 and $5.3 million of interest expense, including $3.7 million, $1.4 million and $239,000 from interest, amortizing debt discounts and issuance costs, during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company recorded a loss on the change in fair value of the conversion derivative liability of $6.8 million.

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$350,383	$350,383
Structured settlement receivables	—	—	383	383

	$—	$—	$350,766	$350,766

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$142,661	$142,661

	$—	$—	$142,661	$142,661

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 9/30/14	Aggregate death benefit at 9/30/14	Valuation Technique (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$52,909	$220,802	Discounted cash flow	Discount rate Life expectancy evaluation	14.80% - 20.80% (8.1 years)
Premium financed	$297,474	$2,667,487	Discounted cash flow	Discount rate Life expectancy evaluation	16.55% - 26.55% (11.2 years)

Investment in life settlements	$350,383	$2,888,289	Discounted cash flow	Discount rate Life expectancy evaluation	(18.56)% (11.0 years)

Structured settlements receivables	$383	N/A	Discounted cash flow	Facility sales discount rates	8.66%

Revolving Credit Facility debt	$142,661	N/A	Discounted cash flow	Discount rate Life expectancy evaluation	24.01% * (10.5 years)

*	Actual

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

The Company currently obtains its life expectancy reports from two life expectancy report providers, AVS Underwriting LLC (“AVS”) and 21st Services, LLC (“21st Services”).

In the first quarter of 2013, 21st Services announced revisions to its underwriting methodology. According to 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. As of September 30, 2014, the Company received 370 updated life expectancy reports from 21st Services, of which 332 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 15.80% and, based on this sample, for the nine months ended September 30, 2014, the Company increased the life expectancies furnished by 21st Services by 15.80% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the number of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$294,789	$(55,594)
-	350,383	$—
-6	$411,117	$60,734

Future changes in life expectancies could have a material effect on the fair value of our investment in life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

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

Due to the Company’s association with the USAO Investigation and certain civil litigation involving the Company, the Company believes that, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. However, since the Company entered into a non-prosecution agreement, investors have required less of a risk premium to transact in policies associated with the Company’s legacy premium finance business. In general, the Company believes that the risk premium an investor would require to transact in a policy that has been premium financed versus a policy without premium financing is lessening in the current market environment and further expects that, with the passage of time, investors will continue to require less of a risk premium to transact in policies associated with its legacy premium finance business.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At September 30, 2014, the Company had nineteen life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of September 30, 2014:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating		S&P Rating
Transamerica Occidental Life Insurance Company	24.1%	20.6%	A1		AA-
Lincoln National Life Insurance Company	22.5%	20.3%	A1		AA-
Lincoln Benefit Life Company	10.7%	10.0%	NR	*	BBB+

*	Not Rated

Estimated risk premium

As of September 30, 2014, the Company owned 595 policies with an aggregate investment in life settlements of $350.4 million. Of these 595 policies, 550 were premium financed and are valued using discount rates that range from 16.55% to 26.55%. The remaining 45 policies, which are non-premium financed, are valued using discount rates that range from 14.80% to 20.80%. As of September 30, 2014, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 18.56%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
18.06%	-0.50%	$360,030	$9,647
18.56%	—	$350,383	$—
19.06%	+0.50%	$341,171	$(9,212)

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

Structured settlement receivables—All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. We made this election because it was our intention to sell these assets within twelve months of acquisition. Structured settlements are purchased at effective yields that are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of September 30, 2014, the Company had 17 structured settlements with an estimated fair value of $383,000 and an average sales discount rate of 8.66%.

Revolving Credit Facility debt—In connection with the Revolving Credit Facility, 452 policies are pledged by White Eagle to serve as collateral for its obligations under the facility. Absent an event of default under the Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

If all of the insured lives in the life settlement portfolio pledged under the Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Revolving Credit Facility Debt	Change in Value
+6	$121,547	$(21,114)
-	$142,661	$—
-6	$165,172	$22,511

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

Market interest rate sensitivity analysis of Revolving Credit Facility debt

The extent to which the fair value of the Revolving Credit Facility debt could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Revolving Credit Facility debt as of September 30, 2014 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Revolving Credit Facility Debt	Change in Value
23.51%	-0.50%	$145,394	$2,733
24.01%	—	$142,661	$—
24.51%	+0.50%	$140,020	$(2,641)

Future changes in the discount rates could have a material effect on the fair value of our Revolving Credit Facility debt, which could have a material adverse effect on our business, financial condition and results of our operations.

At September 30, 2014, the fair value of the debt was $142.7 million and the outstanding principal was approximately $156.6 million.

Senior Unsecured Convertible Notes- The Company determined that an embedded conversion option in the Notes was required to be separately accounted for as a derivative under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). ASC 815 required the Company to bifurcate the embedded conversion option and record it as a liability at fair value and reduce the debt liability by a corresponding discount of an equivalent amount. The Company used a Black Scholes pricing model that incorporates present valuation techniques and reflect both the time value and the intrinsic value of the embedded conversion option to approximate the fair value of the conversion derivative liability at the end of each reporting period. This model required assumptions as to expected volatility, dividends, terms, and risk free rates.

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

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2014, for assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2014	$302,961
Purchase of policies	$3,488
Change in fair value	19,313
Matured/lapsed/sold policies	(15,957)
Premiums paid	40,578
Transfers into level 3
Transfer out of level 3	—

Balance, September 30, 2014	$350,383

Changes in fair value included in earnings for the period relating to assets held at September 30, 2014	$8,627

The following tables provide a roll-forward in the changes in fair value for nine months ended September 30, 2014, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Revolving Credit Facility debt:
Balance, January 1, 2014	$123,847
Subsequent Draws under the revolving credit facility	40,965
Payments on credit facility	(17,595)
Unrealized change in fair value	(4,556)
Transfers into level 3	—
Transfer out of level 3	—

Balance, September 30, 2014	$142,661

Changes in fair value included in earnings for the period relating to liabilities held at September 30, 2014	$(4,556)

Conversion derivative liability:
Balance, at inception	16,901
Change in fair value	6,759
Reclassified to equity	(23,660)
Transfers into level 3	—
Transfer out of level 3	—

Balance, September 30, 2014	$—

Changes in fair value included in earnings for the period relating to liabilities held at September 30, 2014	$—

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2013, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2013	$113,441
Purchase of policies	$55,500
Acquired in foreclosure	3,168
Change in fair value	81,948
Matured/lapsed/sold policies	(12,658)
Premiums paid	50,984
Transfers into level 3	—
Transfer out of level 3	—

Balance, September 30, 2013	292,383

Changes in fair value included in earnings for the period relating to assets held at September 30, 2013	$74,655

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2013, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Revolving Credit Facility debt:
Balance, January 1, 2013	$—
Initial advance under the revolving credit facility	$83,020
Subsequent Draws under the revolving credit facility	37,059
Unrealized change in fair value	(5,295)
Transfers into level 3	—
Transfer out of level 3	—

Balance, September 30, 2013	$114,784

Changes in fair value included in earnings for the period relating to liabilities held at September 30, 2013	$(5,295)

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2014 or 2013.

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

(13) Commitments and Contingencies

Lease Agreements

The Company leases office space under a new lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $225,100, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense under the prior lease was approximately $126,000 for the three months ended September 30, 2014 and 2013 and $377,000 for the nine months ended September 30, 2014 and 2013.

Future minimum lease payments for the remainder of 2014 are approximately $49,000.

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

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses. The Company recognized indemnification expenses of $500,000 and $880,000 during the three months ended September 30, 2014 and 2013, respectively and $1.5 million and $2.3 million during the nine months ended September 30, 2014 and 2013, respectively.

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

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of September 30, 2014, the Company had 39 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

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

In addition, settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation require Imperial to advance legal fees to and indemnify certain individuals. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations. Excluding expenses of general external legal service providers, USAO litigation-related fees (inclusive of indemnification and advancement expenses) of $1.2 million and $1.6 million were recognized for the three months ended September 30, 2014 and 2013, respectively and $3.2 million and $4.6 million were recognized for the nine months ended September 30, 2014 and 2013, respectively.

Class Action Litigation

On December 16, 2013, final approval of the settlement to the class action designated Fuller v. Imperial Holdings et al. was granted by the United States District Court for the Southern District of Florida. The terms of the class action settlement included a cash payment of $12.0 million, with $11.0 million contributed by the Company’s primary and excess director and officer liability insurance carriers, with such amounts paid during the nine months ended September 30, 2014. The terms of the settlement also include the issuance of warrants to purchase two million shares of the Company’s stock. The warrants, which were issued into an escrow account in April 2014 and distributed in October 2014 have a five-year term from the date of their distribution and have an exercise price of $10.75.

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

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. (“Sun Life Case”). The complaint seeks to contest the validity of at least twenty-nine policies issued by Sun Life. The complaint also asserts the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations Act, (2) common law fraud, (3) civil conspiracy, (4) tortious interference with contractual obligations, and (5) an equitable accounting. In response to a motion to dismiss filed by the Company, Sun Life filed an amended complaint on June 13, 2013. The Company believes that the amended complaint is without merit and filed another motion to dismiss on July 8, 2013. Sun Life responded to the second motion to dismiss on August 1, 2013 and the Company filed its reply on August 19, 2013. On June 26, 2014, the District Court entered an order granting the Company’s motion to dismiss and dismissed Sun Life’s amended complaint, without prejudice. On July 28, 2014, Sun Life filed its second amended complaint. The Company believes the second amended complaint suffers from similar deficiencies as the previous complaints and filed another motion to dismiss on September 5, 2014. Sun Life filed its response on October 10, 2014 and the Company filed its reply on November 3, 2014. No reserve has been established for this litigation.

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

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”), the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000. On June 4, 2013, IPF filed a Notice of Appeal and oral argument was held before the Eleventh Circuit Court of Appeals on October 7, 2014. The Company recorded a reserve of $850,000 that is included in other liabilities as of September 30, 2014.

IRS Investigation

As previously disclosed, the Internal Revenue Service (“IRS”) Criminal Investigation Division is conducting an investigation related to the Company and its legacy structured settlements business. The Company believes that it has been cooperating with the investigation and is unable, at this time, to predict what action, if any, might be taken in the future by the IRS or what impact, if any, the cost of providing information and documents might have on the Company’s financial condition, results of operations, or cash flows. If the investigation results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, its results of operations, or its cash flows. The Company has not established any provision for losses in respect to this matter.

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

(14) Stockholders’ Equity

The Company has reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 815,448 options to purchase shares of common stock granted to existing employees were outstanding as of September 30, 2014, and an additional 61,853 shares of restricted stock, and 13,759 shares of unrestricted stock had been granted to directors under the plan subject to vesting.

On June 5, 2014, upon receipt of shareholder approval, the Company reclassified the embedded derivative contained in its Notes to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. This resulted in an increase to additional paid-in-capital of $14.1 million, net of taxes on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2014. See Note 10, 8.50% Senior Unsecured Convertible Notes.

In connection with the settlement of derivative litigation, the Company issued 125,628 shares of the Company’s stock, which were issued in the first quarter of 2014 and are included in stockholders’ equity.

In connection with the class action settlement described in Note 13, Contingencies and Commitments, the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April 2014 and were distributed in October 2014. The estimated fair value at the measurement date of such warrants was $5.4 million, which is included in stockholder’s equity. The warrants have a five-year term from the date of their distribution with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

During the nine months ended September 30, 2014, the Company awarded 299,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment to the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. As a result, the Company determined that it is not probable that the performance conditions will be achieved and no related expense was recognized for the three and nine months ended September 30, 2014. The performance shares will be subject to a one year vesting period from the date of issuance.

Exclusive of those performance shares awarded to our named executive officers that are not subject to shareholder approval of an amendment to the Plan at the Company’s 2015 annual meeting, there were 308,940 securities remaining for future issuance under the Omnibus Plan as of September 30, 2014.

During the nine months ended September 30, 2014, the Company adopted ASU No. 2013-11, resulting in an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2014. See Note 3, Recent Accounting Pronouncements

(15) Income Taxes

Our provision for income taxes, excluding the income tax expense of $3.7 million recorded as a result of the adoption of the new accounting pronouncement as discussed below, is estimated to result in an annual effective tax rate of 36.9% in 2014. For periods prior to 2014 our provision for income taxes was an annual effective tax rate of 0.0%. The 0.0% effective tax rate was the result of our recording of a valuation allowance for those deferred tax assets that were not expected to be recovered in the future.

Included in our provision for income taxes for the nine months ended September 30, 2014, is a $3.7 million provision attributed to the adoption of guidance provided in ASU No. 2013-11, that was effective on January 1, 2014. In addition, as a result of the adoption of this standard, the Company recorded a $6.3 million increase to additional paid-in-capital.

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

At the time the Company recorded a liability for the conversion derivative liability attributed to the issuance of the Notes, the Company recorded a deferred tax asset of $6.5 million for the conversion derivative liability and a deferred tax liability of $6.5 million for the corresponding debt discount. As the changes in the fair value of the conversion derivative liability are included in earnings, the Company recorded additions to the deferred tax asset. At June 5, 2014 when the Company received shareholder approval to issue shares of common stock upon conversion of the Notes, the deferred tax attributed to the conversion derivative liability (net of allocated unamortized transaction costs) was $8.8 million. In accordance with ASC 815, the Company reclassified the deferred tax asset attributed to the conversion derivative liability (net of allocated unamortized transaction costs) to equity. See Note 10, 8.50% Senior Unsecured Convertible Notes. As of September 30, 2014, the Company has a deferred tax liability of $6.2 million related to unamortized debt discount.

(16) Subsequent Events

On November 10, 2014 (the “Initial Closing Date”), Imperial, as issuer, entered into an indenture with certain of its subsidiaries, Harbordale, LLC, Imperial Finance & Trading, LLC, Imperial Life and Annuity Services, LLC, Imperial Litigation Funding, LLC, Imperial Premium Finance, LLC, Red Reef Alternative Investments, LLC and Washington Square Financial, LLC, as guarantors (the “Guarantors”), and Wilmington Trust Company, as indenture trustee. The indenture provides for the issuance of up to $100 million in senior secured notes (the “Secured Notes”), of which $25 million was issued by Imperial on the Initial Closing Date. The Secured Notes issued on the Initial Closing Date were issued at 96% of their face amount and were purchased under a note purchase agreement (the “Note Purchase Agreement”) with Imperial and the Guarantors by an affiliate of Indaba Capital Management, L.P. (the “Purchaser”) in a private transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. The Note Purchase Agreement gives the Purchaser the right, subject to applicable law, to appoint one director to Imperial’s board of directors so long as it maintains a voting percentage of at least 5% of Imperial’s common stock and holds at least $25 million in principal amount or market value of Imperial’s debt.

Interest on issued Secured Notes accrues at 12.875% per annum and all Secured Notes issued under the indenture will mature 36 months from the Initial Closing Date (the “Initial Maturity”) although Imperial may elect to extend the maturity date by an additional 12 months (the “Extended Term”) and, if elected, interest on the Secured Notes will accrue at 14.5% during the Extended Term. The Secured Notes may not be optionally redeemed by Imperial for one year from the Initial Closing Date. Between the first and second anniversary of the Initial Closing Date, Imperial may optionally redeem the Secured Notes at 106% of the principal amount redeemed and thereafter at 104%, in each case, plus accrued and unpaid interest on the Secured Notes to the date of redemption. If Imperial does not elect the Extended Term, Secured Notes may be optionally redeemed within 60 days of the Initial Maturity at par plus accrued and unpaid interest up to the Initial Maturity. The Senior Notes are subject to mandatory prepayment provisions upon the issuance of additional debt and asset sales. In addition to usual and customary affirmative and negative covenants restricting additional debt, creation of liens, transactions with affiliates, and restrictions on certain payments and investments, the indenture governing the Secured Notes requires the Company to maintain a net worth of no less than $100 million and cash and cash equivalents of at least $20 million.

The Secured Notes may be used for general corporate purposes, are guaranteed by the Guarantors and are secured by substantially all of the Company’s and Guarantors’ assets, other than those securing the Revolving Credit Facility, including cash on account as well as the Company’s life insurance policies that are not pledged as collateral under the Revolving Credit Facility. The Secured Notes are also secured by pledges of the equity interests of the Guarantors and by pledges of 65% of their first tier foreign subsidiaries.

                The Company may issue, and the Purchaser will be obligated to purchase, up to an additional $75 million in aggregate principal amount of Secured Notes in $25 million increments during the period ending on the 12-month anniversary of the Initial Closing Date provided certain performance conditions are met (in addition to usual and customary conditions precedent). The Company must deploy $25 million in investments following the Initial Closing Date to be eligible to issue the next $25 million of Secured Notes. Thereafter, the remaining $50 million in aggregate principal amount of Secured Notes may only be issued if the Company satisfies certain book and market value targets. Estimated fees and expenses payable by the Company at closing were approximately $1.9 million. Additionally, the Company will pay a draw-down fee of 1% of the amount of any subsequent issuance of Secured Notes and will pay a monthly unused fee on the unissued Secured Notes at a per annum rate of 1%.

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

Overview

We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, in February 2011, Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities. Through our subsidiaries, we own a portfolio of 595 life insurance policies, also referred to as life settlements, with a fair value of $350.4 million and an aggregate death benefit of approximately $2.9 billion at September 30, 2014. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

During the third quarter of 2014, we began to deploy a portion of the proceeds from our issuance of 8.50% senior unsecured convertible notes due 2019 (the “Notes”). We purchased two policies during the quarter, which contributed $2.4 million in income from changes in the fair value of life settlements. We believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend to continue to deploy capital in both the secondary and tertiary life settlement markets into 2015. We also continue to seek opportunities to lend against portfolios of life settlements owned by institutional investors that satisfy our underwriting and return criteria.

Portfolio Update

At September 30, 2014, we owned 595 life insurance policies with a fair value of $350.4 million and an aggregate death benefit of approximately $2.9 billion. Our indirect subsidiary, White Eagle Asset Portfolio, LP, (“White Eagle”), is the owner of 452 of these life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $295.5 million at September 30, 2014. White Eagle pledged its policies as collateral to secure borrowings made under a 15-year revolving credit agreement (the “Revolving Credit Facility”), which will be used, among other things, to pay premiums on the life insurance policies owned by White Eagle. In addition, on November 10, 2014, we issued $25 million in aggregate principal amount of 12.875% senior secured notes, which are secured, in part, by the Company’s policies that are not pledged as collateral under the Revolving Credit Facility. For a description of the secured notes, see Note 16, “Subsequent Events,” of the notes to Consolidated Financial Statements.

No policies matured during the three months ended September 30, 2014 and five with an aggregate death benefit of $11.5 million matured during the nine months ended September 30, 2014. The Company did not sell any policies in the three months ended September 30, 2014 and sold 14 policies during the nine months ended September 30, 2014 that were not pledged as collateral under the Revolving Credit Facility for gross proceeds of $4.3 million.

In August 2014, the U.S. Society of Actuaries released draft tables for the 2014 Valuation Basic Table (“2014 VBT”), which show a lengthening of average life expectancies. We currently use a modified version of the 2008 Valuation Basic Table (“2008 VBT”), the predecessor to the 2014 VBT, as an input to the estimation of fair value of our life settlements. The 2014 VBT is expected to be released some time in 2015 and we will continue to monitor the market reaction to the draft tables and to the 2014 VBT once it is released. Future changes in life expectancies could have a material adverse effect on the fair value of our investment in life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our provision for income taxes is estimated to result in an annual effective tax rate of 36.9% in 2014, except as noted below. For periods prior to 2014 our provision for income taxes is estimated to result in an annual effective tax rate of 0.0%. At September 30, 2013, due to the large losses and the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and class action lawsuits, we recorded a full valuation allowance against our net deferred tax asset as it was more likely than not that the net deferred tax asset is not realizable. As a result of these increases in the valuation allowance, we recorded no income tax benefit for 2013.

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

Recent Accounting Pronouncements

Note 2, Principles of Consolidation and Basis of Presentation of the Notes to Consolidated Financial Statements discusses accounting standards adopted during the nine months ended September 30, 2014.

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

Results of Continuing Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net loss from continuing operations for the quarter ended September 30, 2014 was $4.3 million as compared to net income of $6.1 million for the quarter ended September 30, 2013, a decrease of $10.4 million. Total loss from continuing operations was $3.6 million for the quarter ended September 30, 2014, a decrease of $18.4 million over total income from continuing operations of $14.8 million during the same period in 2013. This reduction is primarily driven by the change in fair value of investment in life settlements loss that resulted from the lengthening of life expectancies for certain insureds that were updated during the three months ended September 30, 2014. Total expenses from continuing operations were $2.9 million for the quarter ended September 30, 2014 compared to total expenses from continuing operations of $8.7 million incurred during the same period in 2013, a decrease of $5.8 million, or 67%.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a loss of $3.6 million for the quarter ended September 30, 2014 compared to a gain of $15.3 million for the quarter ended September 30, 2013, a decrease of $18.9 million. The loss for 2014 is primarily driven by the fair value loss associated with the lengthening of life expectancies for certain insureds that were updated during the three months ended September 30, 2014.

As of September 30, 2014, the Company owned 595 policies with an estimated fair value of $350.4 million compared to 622 policies with a fair value of $292.4 million at September 30, 2013, an increase of $58.0 million or 20%. Of the 595 policies, 452 policies were pledged to the Revolving Credit Facility and 143 policies were not pledged. During the three months ended September 30, 2014, the Company acquired two life insurance policies compared to two policies during the same period in 2013. The two policies acquired during 2013 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policies to the Company. As of September 30, 2014, the aggregate death benefit of the Company’s investment in life settlements is $2.9 billion.

Of the 595 policies owned as of September 30, 2014, 550 were premium financed and are valued using discount rates that range from 16.55% – 26.55%. The remaining 45 policies are valued using discount rates that range from 14.80% – 20.80%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Gain/(Loss) on life settlements, net. Loss on life settlements, net was zero for the quarter ended September 30, 2014 compared to $461,000 as of September 30, 2013. During the quarter ended September 30, 2013, two policies were sold resulting in a loss of $461,000 with net proceeds received of $1.8 million and lapsed four policies resulting in no loss as they were carried with no value. There were no policies sales, surrendered or lapsed for the three months ended September 30, 2014.

Expenses

Interest expense. Interest expense increased to $4.3 million during the quarter ended September 30, 2014, compared to $1.2 million during the same period in 2013, an increase of $3.1 million as the principal on the Company’s outstanding debt increased to $227.3 million as of September 30, 2014. Outstanding debt includes $156.6 million of outstanding principal on the Revolving Credit Facility and $70.7 million of Notes. Of the interest expense of $4.3 million, approximately $2.1 million represents interest paid on the Revolving Credit Facility compared to $1.2 million for 2013. Interest expense also includes $1.5 million, $605,000 and $90,000 representing interest, amortization of debt discount and issuance costs, respectively, on the Notes. We expect interest expense on the Revolving Credit Facility to continue to increase in 2014 as we continue to borrow funds under this facility. See Notes 9, Revolving Credit Facility and 10, 8.50% Senior Unsecured Convertible Notes to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facility. Change in fair value of Revolving Credit Facility was a gain of $8.4 million for the quarter ended September 30, 2014 compared to a loss of $66,000 for the quarter ended September 30, 2013. This change is associated with the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the Revolving Credit Facility and an increase in the discount rate. The Revolving Credit Facility is valued at September 30, 2014 using a discount rate of 24.01%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Selling, General and Administrative Expenses. SG&A expenses were $7.0 million for the quarter ended September 30, 2014 compared to $7.5 million for the same period in 2013. This was primarily a result of a $328,000 reduction in legal fees and $360,000 reduction in professional fees, offset by a $241,000 increase in other SG&A expenses during the period.

Legal expenses for the quarter ended September 30, 2014 were $2.9 million compared to $3.3 million for the same period in 2013. Approximately $1.2 million are expenses related to indemnification and continuing cooperation obligations with the USAO Investigation for 2014, compared to $1.6 million for the quarter ended September 30, 2013. Legal expense was reduced by approximately $848,000 associated with change in fair value of the warrants for the class action litigation for the quarter ended September 30, 2013. See Note 13, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net loss from our discontinued structured settlement operations for the quarter ended September 30, 2014 was $249,000 as compared to income of $55,000 for the quarter ended September 30, 2013. Total income from our discontinued structured settlement operations was $38,000 for the quarter ended September 30, 2014 compared to $2.7 million in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013. During the quarter ended September 30, 2014, there were no sales for our discontinued structured settlement operations, compared to the sale of 127 structured settlements for a gain of $2.1 million for the quarter ended September 30, 2013. Unrealized change in fair value of structured settlements receivable was $8,000 for the quarter ended September 30, 2014 compared to $430,000 for the quarter ended September 30, 2013.

Total expenses from our discontinued structured settlement operations were $287,000 for the quarter ended September 30, 2014 compared to $2.6 million incurred during the same period in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013, including a $1.3 million decrease in personnel cost, $461,000 decrease in marketing cost, $301,000 decrease in professional fees and $357,000 decrease in other SG&A expenses.

Results of Continuing Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net loss from continuing operations for the nine months ended September 30, 2014 was $13.9 million as compared to net income of $47.9 million for the nine months ended September 30, 2013, a reduction of $61.8 million. Total income from continuing operations was $19.0 million for the nine months ended September 30, 2014, a reduction of $63.6 million over total income from continuing operations of $82.6 million during the same period in 2013, which was primarily driven by the change in fair value of the additional 430 life insurance policies acquired during that period. Total expenses from continuing operations were $35.3 million for the nine months ended September 30, 2014 compared to total expenses from continuing operations of $34.6 million incurred during the same period in 2013, an increase of $654,000, or 2%.

Our net loss for the nine months ended September 30, 2014 includes an income tax provision of approximately $4.0 million which resulted from the adoption of ASU No. 2013-11. See Note 15 “Income Taxes,” to the accompanying consolidated financial statements. This expense was then offset by an income tax benefit of $6.5 million related to the Company’s pretax loss of $16.3 million for the nine months ended September 30, 2014.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a gain of approximately $19.3 million for the nine months ended September 30, 2014 compared to a gain of $81.9 million for the nine months ended September 30, 2013, a reduction of $62.6 million. The gain for 2013 was primarily driven by the fair value associated with the acquisition of 432 life insurance policies during the nine months ended September 30, 2013. Two life settlements were acquired during the nine months ended September 30, 2014 which resulted in a gain of $2.4 million.

During the nine months ended September 30, 2014, five life insurance policies with face amounts totaling $11.5 million matured compared to three policies with face amount of $8.1 million for the same period in 2013. The net gain on these maturities was $10.6 million and $5.3 million for 2014 and 2013, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively. All five maturities for 2014 occurred with respect to policies that served as collateral under the Revolving Credit Facility. Amounts totaling $13.6 million were received during the nine months ended September 30, 2014 including $2.1 million collected during the quarter ended September 30, 2014 for maturity related to 2013.

As of September 30, 2014, the Company owned 595 policies with an estimated fair value of $350.4 million compared to 622 policies with a fair value of $292.4 million at September 30, 2013, an increase of $58.0 million or 20%. Of the 595 policies, 452 policies were pledged to the Revolving Credit Facility and 143 policies were not pledged. During the nine months ended September 30, 2013, the Company acquired 432 life insurance policies, 16 of which were a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policies to the Company. Of the remaining 416 policies, 323 policies were previously kept off-balance sheet as contingent assets and known as life settlements with subrogation rights, net with the remaining 93 acquired through the Company’s acquisition of CTL Holdings, LLC. As of September 30, 2014, the aggregate death benefit of the Company’s investment in life settlements is $2.9 billion.

Of these 595 policies owned as of September 30, 2014, 550 were premium financed and are valued using discount rates that range from 16.55% – 26.55%. The remaining 45 policies are valued using discount rates that range from 14.80% – 20.80%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Gain/(Loss) on life settlements, net. Loss on life settlements, net was approximately $426,000 for the nine months ended September 30, 2014 compared to $1.7 million as of September 30, 2013 a reduction of $1.3 million. During the nine months ended September 30, 2014, 14 policies were sold resulting in a loss of approximately $426,000 on net proceeds received of $4.0 million. During the nine months ended September 30, 2013, the Company sold two policies resulting in a loss of approximately 461,000 and received proceeds of $1.8 million.

During the nine months ended September 30, 2013, the Company surrendered two policies resulting in a gain of approximately $255,000 and received proceeds of $1.1 million and lapsed 17 policies resulting in a loss of $1.5 million. The net effect of these surrenders and lapses was a loss of $1.2 million. There were no policies surrendered or lapsed for the nine months ended September 30, 2014.

Servicing Fee Income. Servicing income was zero for the nine months ended September 30, 2014 compared to $310,000 in 2013. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during 2010. This decrease was due to the Company ceasing servicing assets for unaffiliated third parties on April 30, 2013.

Other Income. Other income was $72,000 for the nine months ended September 30, 2014 compared to $2.0 million in 2013, a decrease of $1.9 million. The amount for 2013 is attributable to a write off of liabilities which were payable to a third party.

Expenses

Interest expense. Interest expense decreased to $11.2 million during the nine months ended September 30, 2014, compared to $12.0 during the same period in 2013, a decrease of $855,000, as the principal on the Company’s outstanding debt increased to $227.3 million as of September 30, 2014. Outstanding debt includes $156.6 million of outstanding principal on the Revolving Credit Facility and $70.7 million of Notes.

Of the interest expense of $11.2 million, approximately $5.8 million represents interest paid on the Revolving Credit Facility. We expect interest expense on the Revolving Credit Facility to continue to increase in 2014 as we continue to borrow funds under this facility. Interest expense also includes $3.7 million, $1.4 million and $239,000 representing interest and amortization of debt discount and issuance costs, respectively, on the Notes. Of the interest expense of $12.0 million for 2013, approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility, which was not capitalized as a result of electing the fair value option for valuing this Revolving Credit Facility and interest paid of $1.2 million. The Company borrowed $45.0 million under a Bridge Facility in March 2013 and fully prepaid this facility in the subsequent quarter ended September 30, 2013. Interest expense of $550,000 is associated with this facility for the nine months ended September 30, 2013. See Notes 9, Revolving Credit Facility and 10, 8.50% Senior Unsecured Convertible Notes to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facility. Change in fair value of Revolving Credit Facility was a gain of approximately $4.6 million for the nine months ended September 30, 2014 compared to a gain of approximately $5.3 million for the nine months ended September 30, 2013. This change is associated with the lengthening of life expectancy estimates of certain insureds underlying policies pledged as collateral in the policies in the Revolving Credit Facility and an increase in the discount rate during the quarter ended September 30, 2014. The Revolving Credit Facility is valued at September 30, 2014 using a discount rate of 24.01%. See Note 11, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Loss on extinguishment of Bridge Facility. Loss on extinguishment of Bridge Facility was approximately $4.0 million for the nine months ended September 30, 2013. This amount is related to the Bridge Facility issued during the quarter ended March 31, 2013 and was fully repaid during the quarter ended September 30, 2013. The Bridge Facility had a face value of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000. All amounts were expensed during the nine months ended September 30, 2013 as a result of repayment of the facility.

Change in fair value of conversion derivative liability. Change in fair value of conversion derivative liability embedded in the Notes was approximately $6.8 million for the nine months ended September 30, 2014 compared to zero for the nine months ended September 30, 2013. ASC 815, Derivatives and Hedging, required the Company to bifurcate the embedded conversion option that was valued on February 21, 2014 and June 5, 2014 which resulted in a fair value loss of approximately $6.8 million for the nine months ended September 30, 2014. In the nine months September 30, 2014, the conversion derivative liability was reclassified to additional-paid-in-capital, so there will be no further adjustment to the fair value of this derivative liability reflected in the Company’s financial statements. See Note 10, 8.50% Senior Unsecured Convertible Notes to the accompanying consolidated financial statements.

Selling, General and Administrative Expenses. SG&A expenses were $21.9 million for the nine months ended September 30, 2014 compared to $24.0 million in 2013, a reduction of approximately $2.0 million. This reduction was primarily a result of a $2.1 million reduction in legal fees, $222,000 reduction in insurance and $110,000 reduction in other SG&A expenses. These reductions were offset by an increase in personnel cost of $411,000 which is mainly attributable to bonus payment of $800,000 during the nine months ended September 30, 2014.

Legal expenses for the nine months ended September 30, 2014 were $9.1 million compared to $11.3 million for 2013. Of the legal expense, approximately $3.2 million is mainly associated with the USAO Investigation for 2014, compared to $4.6 million for the nine months ended September 30, 2013. Legal expense also includes approximately $2.5 million associated with the warrants for the class action litigation for the nine months ended September 30, 2013. See Note 13, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

Net loss from our discontinued structured settlement operations for the nine months ended September 30, 2014 was $454,000 as compared to income of $1.6 million for the nine months ended September 30, 2013. Total income from our discontinued structured settlement operations was $150,000 for the nine months ended September 30, 2014 compared to $10.4 million in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013. During the nine months ended September 30, 2014, our discontinued structured settlement operations sold 8 structured settlements for a gain of $18,000, compared to the sale of 440 structured settlements for a gain of $8.8 million. Unrealized change in fair value of structured settlements receivable was $24,000 for the nine months ended September 30, 2014 compared to $1.2 million for the nine months ended September 30, 2013.

Total expenses from our discontinued structured settlement operations were $604,000 for the nine months ended September 30, 2014 compared to $8.7 million incurred during the same period in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013; including a $4.0 million decrease in personnel cost, $1.9 million decrease in marketing cost, $947,000 decrease in professional fees, $882,000 decrease in other SG&A expenses and $465,000 decrease in legal fees.

Continuing Operations—Selected Operating Data (dollars in thousands):

Life Finance

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Period Acquisitions — Policies Owned
Number of policies acquired	2	2	2	432
Average age of insured at acquisition	84.5	72.7	84.5	77.7
Average life expectancy - Calculated LE (Years)	5.6	15.9	5.6	12.7
Average death benefit	$7,176	$6,000	$7,176	$4,749
Aggregate purchase price	$3,488	$245	$3,488	$58,645

End of Period — Policies Owned
Number of policies owned	595	622	595	622
Average Life Expectancy - Calculated LE (Years)	11.0	11.9	11.0	11.9
Aggregate Death Benefit	$2,888,289	$2,999,040	$2,888,289	$2,999,040
Aggregate fair value	$350,383	$292,383	$350,383	$292,383
Monthly premium — average per policy	$7.6	$7.5	$7.6	$7.5

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facility, the indenture governing the Notes and other financing arrangements. In addition, on November 10, 2014, we issued $25 million in aggregate principal amount of 12.875% senior secured notes. For a description of the secured notes, see Note 16, “Subsequent Events,” of the notes to Consolidated Financial Statements.

As of September 30, 2014, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $38.6 million, including $1.4 million and $1.6 million incurred during the three months ended September 30, 2014 and 2013, respectively and $3.9 million and $4.6 million incurred during the nine months ended September 30, 2014 and 2013, respectively. We believe we may continue to spend significant amounts on these matters as well as for general litigation and judicial proceedings over the next year, and possibly beyond. In addition, as part of the framework for the class action settlement described in Note 13, “Contingency and Commitments” to our consolidated financial statements, the Company has undertaken to advance legal fees and indemnify certain individuals covered under the director and officer liability insurance policies. The remaining obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have an adverse effect on the Company’s financial position and results of operations.

We expect to meet our liquidity needs for the next year primarily through the receipt of death benefits from life insurance policy maturities and cash on hand.

While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company. The Company must proactively manage its cash in order to effectively run its businesses, Service its debt and opportunistically grow its assets. Accordingly, the Company may in the future determine to sell or, under certain circumstances, lapse certain of its policies as its portfolio management strategy and liquidity needs dictate. The lapsing of policies, if any, would create losses as such assets would be written down to zero.

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

At September 30, 2014, the fair value of the debt was $142.7 million. As of September 30, 2014, the borrowing base was approximately $159.1 million including $156.6 million in outstanding principal. See Note 11, “Fair Value Measurements,” of the notes to Consolidated Financial Statements. There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

8.50% Senior Unsecured Convertible Notes

In February 2014, we issued $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. For a description of the Notes see Note 10, “8.50% Senior Unsecured Convertible Notes,” of the notes to Consolidated Financial Statements.

12.875% Senior Secured Notes

On November 10, 2014, we issued $25 million in aggregate principal amount of 12.875% senior secured notes due 2017. For a description of the secured notes, see Note 16, “Subsequent Events,” of the notes to Consolidated Financial Statements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	For the Nine Months Ended
	September 30,
	2014	2013
Statement of Cash Flows Data:
Total cash provided by (used in) :
Operating activities	$(23,986)	$(14,645)
Investing activities	(26,622)	(36,334)
Financing activities	86,301	57,415

Increase in cash and cash equivalents	$35,693	$6,436

Operating Activities

During the nine months ended September 30, 2014, operating activities used cash of $24.0 million. Our net loss of $14.3 million was adjusted for non-cash Revolving Credit Facility financing costs of $4.2 million, which represent interest expense associated with the Revolving Credit Facility, the amount is a non-cash item and was withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $19.3 million that is mainly attributable to the maturities of five policies; change in fair value of Revolving Credit Facility gain of $4.6 million that resulted from increased borrowings and increase in the discount rate used to value the facility; change in fair value of conversion derivative liability loss of $6.8 million resulted from an increase in the fair value of the embedded derivative included in the Notes issued during the period and, a net positive change in the components of operating assets and liabilities of $434,000. This $434,000 change in operating assets and liabilities is partially attributable to a $14.3 million decrease in other liabilities and a $13.5 million decrease in restricted cash, both associated with the settlement of the class action and derivative litigation. These reductions were offset by a $2.5 million increase in deferred income tax and $2.5 million increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2013, operating activities used cash of $14.6 million. Our net income of $49.6 million was adjusted for Revolving Credit Facility origination cost of $10.3 million which was not capitalized as a result of electing the fair value option for valuing the facility; change in fair value of life settlement gains of $81.9 million that is mainly attributable to the acquisition of 432 policies; change in fair value of Revolving Credit Facility gain of $5.3 million that resulted from electing the fair value option to value the new Revolving Credit Facility; extinguishment of Bridge Facility of $4.0 million that is mainly attributable to early repayment of the bridge facility which was received during the first quarter of 2013; change in value of warrants to be issued of $2.5 million that is mainly attributable to an increase in its fair value; and a net positive change in the components of operating assets and liabilities of $3.7 million. This positive change in operating assets and liabilities is partially attributable to a $12.5 million decrease in prepaid and other assets and a $13.5 million increase in restricted cash, both associated with the settlement of the class action and derivative litigation; a $1.7 million decrease in structured settlements receivables; $1.3 million decrease in deposits and a $664,000 million decrease in other liabilities. These reductions were offset by a $2.5 million increase in accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $26.6 million and includes $4.0 million from sale of investments in life settlements that were associated with the sale of 14 policies during the period and proceeds of $13.6 million from maturity of six life settlements. This was offset by $40.6 million for premiums paid on investments in life settlements and $3.5 million for purchase of investment in life settlement.

During the nine months ended September 30, 2013, cash flows used in investing activities was $36.3 million and includes $12.1 million in proceeds received from sale of investment securities available for sale; $6.0 million proceeds from maturity of two life settlements, $1.0 million proceeds from surrender of two investment in life settlements, $1.8 million from sale of investments in life settlements that were associated with the sale of two policies during the period and $691,000 from loan payoffs. These were offset by $51.0 million for premiums paid on investments in life settlements and $7.0 million for purchase of investment in life settlement.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $86.3 million and includes $67.9 million in net proceeds from the Notes and $36.0 million of borrowings from our Revolving Credit Facility. These were offset by $17.6 million in repayment of borrowings under the Revolving Credit Facility.

During the nine months ended September 30, 2013, cash provided by financing activities was $57.4 million and included $41.4 million in proceeds from the Bridge Facility; $1.2 million in restricted cash for indemnification deposits received and $66.6 million from the Revolving Credit Facility. These were offset by repayment of the Bridge Facility of $45.0 million and revolving credit facility origination cost of $6.7 million.

Off-Balance Sheet Arrangements

At September 30, 2014, there are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of September 30, 2014 we did not hold material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Historically, we managed our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that had a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At September 30, 2014, we had no outstanding loans. To limit our credit risk, when purchasing life settlements, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentration that exceed 10% of total death benefit and 10% of total fair value of our investment in life settlements as of September 30, 2014:

	Percentage of	Percentage of
	Total	Total Death	Moody’s		S&P
Carrier	Fair Value	Benefit	Rating		Rating
Transamerica Occidental Life Insurance Company	24.1%	20.6%	A1		AA-
Lincoln National Life Insurance Company	22.5%	20.3%	A1		AA-
Lincoln Benefit Life Company	10.7%	10.0%	NR	*	BBB+

*	Not Rated

Interest Rate Risk

At September 30, 2014, fluctuations in interest rates did not impact interest expense in the life finance business. As discussed above in Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the 1.5% floor provided in the Revolving Credit Facility, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact for fiscal year 2014.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of September 30, 2014, we owned investments in life settlements with a fair value of $350.4 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

Our substantial leverage and significant debt service obligations could adversely affect our ability to fulfill our obligations and make it more difficult for us to fund our operations.

As of September 30, 2014, we had $227.3 million in outstanding long-term debt (without giving effect to the fair value of such indebtedness) and on November 10, 2014, we borrowed an additional $25 million through the issuance of 12.875% senior secured notes. Our substantial level of indebtedness could have important negative consequences to you and us, including:

•	we may have difficulty satisfying our debt obligations;

•	we may have difficulty refinancing our existing indebtedness or obtaining financing in the future for working capital, portfolio lending, acquisitions or other purposes;

•	we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general; and

•	our leverage could place us at a competitive disadvantage compared to our competitors that have less debt.

While the terms of the financing arrangements governing our debt contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we could incur significant additional indebtedness in the future; the more we become leveraged, the more we become exposed to the risks described above.

We are subject to a number of restrictive covenants which, if breached, may restrict our business and financing activities.

The indenture governing the 12.875% senior secured notes contains a number of restrictive covenants that impose significant operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our ability to:

•	incur additional debt;

•	pay dividends and make distributions;

•	issue stock of subsidiaries;

•	make certain investments;

•	repurchase stock;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate; and

•	transfer and sell assets.

Such restrictions could have a material adverse effect on our business and operations. In addition, the indenture governing the 12.875% senior secured notes also requires us to maintain a minimum cash balance of $20 million and meet a net worth requirement of at least $100 million. Our ability to comply with these requirements may be affected by events beyond our control.

A failure to comply with these and other covenants contained in the financing arrangements governing our indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we own our life settlements and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States, Ireland and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax proceeds from companies. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for intercompany arrangements and ownership of life settlements, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to regular review and audit by U.S. federal and state authorities and beginning in 2014, foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by changes in tax laws, regulations, or accounting principles.

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

Entry into a Material Definitive Agreement.

On November 10, 2014, we issued $25 million in aggregate principal amount of 12.875% senior secured notes due 2017. Please see Note 16, “Subsequent Events,” of the notes to Consolidated Financial Statements, which is incorporated herein by reference. The forgoing summary does not purport to be complete and is qualified in its entirety by the note purchase agreement and the indenture for the notes, which are filed as an Exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth above under “Entry into a Material Definitive Agreement” is incorporated herein by reference.

Item 6.	Exhibits

See the Exhibit Index following the Signatures page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr.
Richard S. O’Connell, Jr. Date November 10, 2014	Chief Financial Officer and Chief Credit Officer
(Principal Financial Officer)

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

Exhibit No.	Description

Exhibit 4.1	Indenture, dated as of November 10, 2014, by and among the Registrant, as issuer, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee.

Exhibit 10.1	Note Purchase Agreement, dated as of November 10, 2014, by and among the Registrant, as issuer, the subsidiary guarantors named therein and Indaba Capital Fund, L.P., as purchaser.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.	Interactive Data Files

Exhibit 101.INS +	XBRL Instance Document

Exhibit 101.SCH +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF +	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB +	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

+	Submitted electronically with this Quarterly Report