Form 10-K
period 2014-12-31
IMPERIAL HOLDINGS, INC.
filed 2015-03-05
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2014 was $122,368,416.

The number of shares of the registrant’s common stock outstanding as of March 4, 2015 was 21,402,990.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2015 annual meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III— Items 10, 11, 12, 13 and 14.

IMPERIAL HOLDINGS, INC.

2014 Form 10-K Annual Report

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our ability to meet our debt service obligations;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facility;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings under our revolving credit facility and additional issuances of our secured notes;

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors.

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	continuing costs associated with indemnification and cooperation obligations related to the investigation into our legacy premium finance business by the United States Attorneys’ Office for the District of New Hampshire (“USAO”) (the “USAO Investigation”), an investigation by the U.S. Securities and Exchange Commission (“SEC”) (the “SEC Investigation”) and an investigation by the Internal Revenue Services (“IRS”) (the “IRS Investigation”);

•	adverse developments, including financial ones, associated with the USAO Investigation, the SEC Investigation and the IRS Investigation, other litigation and judicial actions or similar matters;

•	loss of business due to negative press from the non-prosecution agreement executed in connection with the USAO Investigation, the SEC Investigation, the IRS Investigation, litigation or otherwise;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	increases in premiums on life insurance policies that we own;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption of our information technology systems;

•	loss of the services of any of our executive officers;

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and

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

Incorporated in Florida, Imperial owns a portfolio of 607 life insurance policies, also referred to as life settlements, with a fair value of $388.9 million and an aggregate death benefit of approximately $2.9 billion at December 31, 2014. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Life Settlements Portfolio & Portfolio Management

The life insurance policies in Imperial’s portfolio were acquired through a combination of policy surrenders or foreclosures in satisfaction of loans issued under the Company’s legacy premium finance business, direct policy purchases from the original policy owners (the secondary market) and from purchases of policies owned by other institutional investors (the tertiary market). At December 31, 2014, Imperial owned 607 life insurance policies with a fair value of $388.9 million. The valuation of insurance policies is a critical component of Imperial’s estimate for the fair value of investments in life settlements. Imperial uses a probabilistic method of valuing life insurance policies, meaning the individual insured’s probability of survival and probability of death are applied to the required premiums and net death benefit of the policy to extrapolate the likely cash flows over the life expectancy. These likely cash flows are then discounted using a net present value formula. Management believes this to be the preferred valuation method at the present time in the industry.

Until a policy matures, the Company must pay ongoing premiums to keep that policy in force and to prevent it from lapsing. Upon a policy lapse, the Company would suffer a complete loss on its investment in that policy. Accordingly, the Company must proactively manage its cash in order to effectively run its business, avoid liquidity risk and continue to pay premiums in order to maintain the policies in its portfolio. 450 of the policies in the Company’s portfolio, with an aggregate death benefit of approximately $2.3 billion, are pledged under a 15-year revolving credit agreement (the “Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”). Borrowings under the Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the facility. The Company has used the proceeds from issuances of convertible and secured notes to fund policy acquisitions and premium payments for policies that have not been pledged under the Revolving Credit Facility. For a description of these arrangements, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Regulation

The sale and solicitation of life insurance is highly regulated by the laws and regulations of individual states and other applicable jurisdictions. The purchase of a policy directly from a policy owner is referred to as a life settlement and is regulated on a state-by-state basis.

At December 31, 2014, we maintained licenses to transact life settlements as a provider in 26 of the states that currently require a license and could conduct business in 34 states, and the District of Columbia.

Our primary regulator when purchasing life settlements in the secondary market is the Florida Office of Insurance Regulation. A majority of the state laws and regulations concerning life settlements are based on the Model Act and Model Regulation adopted by the National Association of Insurance Commissioners (NAIC) and

the Model Act adopted by the National Conference of Insurance Legislators (NCOIL). The NAIC and NCOIL models include provisions which relate to: (i) provider and broker licensing requirements; (ii) reporting requirements; (iii) required contract provisions and disclosures; (iv) privacy requirements; (v) fraud prevention measures; (vi) criminal and civil remedies; (vii) marketing requirements; (viii) the time period in which policies cannot be sold in life settlement transactions; and (viii) other rules governing the relationship between policy owners, insured persons, insurer, and others.

Competition

Competition is primarily through two channels: life settlement providers and institutional investors. In order to be a life settlement provider and transact with the original holder of a life insurance policy, in most instances, a license on a state-by-state basis is required. The life settlement business is highly fragmented and, therefore, competition is diverse. Often, life settlement providers are originating life settlements on behalf of institutional investors who do not maintain the necessary licenses to transact in the secondary market for life insurance. These investors may have significantly more resources than the Company and can generally also transact directly in the tertiary market.

Employees

At December 31, 2014, we employed 39 full-time employees and no part-time employees. None of our employees is subject to any collective bargaining agreement. We believe that our employee relations are good.

Company Website Access and SEC Filings

Our website may be accessed at www.imperial.com. All of our filings with the SEC can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

Risks Related to Our Indebtedness & Organizational Structure

Our substantial leverage and significant debt service obligations could adversely affect our ability to fulfill our obligations and make it more difficult for us to fund our operations.

As of December 31, 2014, we had $256.4 million in outstanding long-term debt (without giving effect to the fair value of such indebtedness) consisting of borrowings under our subsidiary’s Revolving Credit Facility, our issuance of 8.50% senior unsecured convertible notes (the “Convertible Notes”) and 12.875% senior secured notes (the “Secured Notes” and together with the Convertible Notes, the “Notes”). Our substantial level of indebtedness could have important negative consequences to you and us, including:

•	we may have difficulty satisfying our debt obligations;

•	we may have difficulty refinancing our existing indebtedness or obtaining financing in the future for working capital, premium payments, portfolio lending, acquisitions or other purposes;

•	we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general; and

•	our leverage could place us at a competitive disadvantage compared to our competitors that have less debt.

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

We may not have access to cash flows from proceeds of policies pledged as collateral under the Revolving Credit Facility which could have a material adverse effect on our ability to fund future operations.

As of December 31, 2014, there were 450 life insurance policies pledged as collateral by White Eagle Asset as borrower under the Revolving Credit Facility with an aggregate death benefit of approximately $2.3 billion. Proceeds from these policies will be distributed pursuant to a contractual waterfall governing priority of payments. After payments to customary service providers, 100% of available proceeds will be directed to pay outstanding interest and principal on the loan, unless the lenders under the Revolving Credit Facility determine otherwise. Accordingly, there can be no assurance as to when proceeds from these policies will be distributed to us by White Eagle.

We are subject to a number of restrictive covenants which, if breached, may restrict our business and financing activities.

The indenture governing the Secured Notes contains a number of restrictive covenants that impose significant operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our ability to:

•	incur additional debt;

•	pay dividends and make distributions;

•	issue stock of subsidiaries;

•	make certain investments;

•	repurchase stock;

•	create liens;

•	enter into affiliate transactions;

•	lapse policies;

•	merge or consolidate; and

•	transfer and sell assets.

Such restrictions could have a material adverse effect on our business and operations. In addition, the indenture governing the Senior Notes also requires us to maintain a minimum cash balance of $20 million and meet a net worth requirement of at least $100 million. Our ability to comply with these requirements may be affected by events beyond our control.

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

Subject to borrowing base limitations and other conditions to funding, White Eagle may borrow proceeds to pay premiums on 450 life insurance policies pledged as collateral under the Revolving Credit Facility at December 31, 2014. However, we estimate that, in addition to general overhead expenses, we will need to pay approximately $9.7 million in premiums to keep our remaining 157 life insurance policies that have not been pledged as collateral under the Revolving Credit Facility but that have been pledged as collateral for the Secured Notes in force through December 31, 2015. As of December 31, 2014, we had approximately $54.9 million of cash and cash equivalents. Subject to certain market and book value targets, as of the filing of this Form 10-K, we may issue up to an additional $50.0 million of Secured Notes until November 10, 2015. However, there can be no assurances that the Company satisfies these targets. Accordingly, we must proactively manage our cash and may need to raise additional capital in order to effectively run our businesses, maintain the policies that have not been pledged under the Revolving Credit Facility and opportunistically grow our assets. There can be no assurance, however, that we will, if needed, be able to raise additional capital on favorable terms or at all.

As part of our cash management and business strategy, we may, subject to the covenants in our debt arrangements, determine to sell all or a portion of our portfolio, but there can be no assurance that we can consummate any sales or that, if consummated, sales of policies will be at or above their carrying values. We may also, subject to the covenants in our debt arrangements, determine to lapse certain of these policies that have a low return profile or as our portfolio management needs dictate. The lapsing of policies, if any, could result in an event of default under our debt arrangements and would create losses as the assets would be written down to zero.

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

Upon an event of default, absent a waiver, in addition to principal and interest, the lenders’ rights to proceeds from collections under the Revolving Credit Facility will become due. If these obligations cannot be satisfied, the lenders, or their agent, may dispose of, release, or foreclose on (including by means of strict foreclosure on all or any of the policies or on our interests in White Eagle, which might be exercised in a manner intended to impair our rights to excess proceeds of any liquidation of foreclosed assets), or take other actions with respect to the policies pledged as collateral under the Revolving Credit Facility which we or our shareholders may disagree or that may be contrary to the interests of our shareholders. Upon a default under the indenture governing the secured notes, the indenture trustee, on behalf of the note holders has the power to take similar actions with respect to the policies pledged to secure payment on the Secured Notes.

We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we own our life settlements and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States, Ireland and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax proceeds from companies. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for intercompany arrangements and ownership of life settlements, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to regular review and audit by U.S. federal and state authorities and from 2014 on, foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a material negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by changes in tax laws, regulations, or accounting principles.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations. The U.S., Ireland and many countries in the European Union, are actively considering changes to existing tax laws. Certain proposals, including proposals with retroactive effect, could include recommendations that would significantly increase our tax obligations where we do business or where our subsidiaries own life insurance policies. Any changes in the taxation of either international business activities or ownership of life settlements may increase our effective tax rate and harm our financial position and results of operations and, under certain circumstances, may constitute an event of default under the Revolving Credit Facility.

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

Generally, under the Internal Revenue Code of 1986, as amended (the “Code”), interest paid or accrued on debt obligations is deductible in computing a taxpayer’s federal income tax liability. However, when the proceeds of indebtedness are used to pay premiums on life insurance policies that are owned by the entity incurring the debt or otherwise used to support the purchase or ownership of life insurance policies, the interest in respect of such proceeds may not be deductible. Accordingly, so long as we use a portion of debt financing to pay the premiums on policies owned by us or to support the continued ownership of life insurance policies by us, the interest paid or accrued on that portion of the debt may not be currently deductible by us for federal income tax purposes. Although we have net operating losses that we may be able to use to reduce a portion of our future taxable income, the inability to currently deduct interest accrued on debt could have a material adverse effect on our future earnings and cash flows available for the payment of interest.

We may not have the cash necessary to settle the conversions of the Convertible Notes in combination settlements or to repurchase the Convertible Notes when required.

Holders of the Convertible Notes will have the right to require us to repurchase the Convertible Notes upon the occurrence of a fundamental change at 100% of their principal amount, plus accrued and unpaid interest (including additional interest), if any. A fundamental change is deemed to occur whenever any of the following occurs: (a) our common stock ceases to be listed or quoted on a national securities exchange in the United States, (b) our shareholders approve any plans for liquidation or dissolution, or (c) we experience a change in control represented by: (1) a majority of the members of our board of directors no longer being considered continuing directors, (ii) a transaction whereby our shareholders own less than 50% of the surviving company after the transaction, or (iii) a person or group obtaining more than 50% of the voting power of the common stock. However, we may not have enough available cash to pay any such cash amounts upon conversion, or make the required repurchase of the Convertible Note at the applicable time and, in such circumstances, may not be able to obtain the necessary financing on favorable terms. In addition, our ability to pay cash upon conversion or to repurchase the Convertible Notes may be limited by law or by the agreements governing our indebtedness that exist at the time of the conversion or the repurchase, as the case may be. Our failure to pay the conversion consideration or to repurchase the surrendered Convertible Notes at a time when the conversion consideration or repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or a fundamental change itself, in the case of the repurchase of the Convertible Notes, could also lead to a default under the agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to pay the conversion consideration or to repurchase the Convertible Notes, as the case may be.

The conversion rate for the Convertible Notes will be adjusted in connection with a make-whole fundamental change.

If a make-whole fundamental change occurs prior to maturity, under certain circumstances, we will increase the conversion rate by a number of additional shares of common stock for the Convertible Notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of common stock in such fundamental change. A make-whole fundamental change general means a fundamental change or redemption by us of the Convertible Notes. Such increase in the conversion rate will dilute the ownership interest of our common stock shareholders.

Risks Related to Our Business

The premiums necessary to maintain our life finance assets are expected to increase as we continue to acquire additional policies.

In the third quarter of 2014, we began to actively deploy capital to acquire life settlements in the secondary and tertiary markets and we expect to continue to deploy capital for policy acquisitions in 2015. As our portfolio grows, so do the premiums necessary to keep our policies in force. Assuming no maturities in 2015, we would need to pay $10.1 million in premiums in 2015 to maintain the policies owned as of December 31, 2014 that are not pledged under the Revolving Credit Facility. For the 450 policies pledged as collateral under the Revolving Credit Facility, White Eagle is eligible to borrow under the Revolving Credit Facility to pay the estimated $48.1 million in premiums for 2015 (assuming no maturities) so long as it maintains compliance with the borrowing base formula determined by the lender. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Indemnification, advancement and cooperation obligations related to the USAO Investigation could have a material adverse effect on our business, financial condition and results of operations.

As more fully described in “Litigation” under Note 15, “Commitments and Contingencies” to our consolidated financial statements, on April 30, 2012, we entered into a Non-Prosecution Agreement (the “Non-

Prosecution Agreement”) with the U.S. Attorney’s Office for the District of New Hampshire in connection with our legacy premium finance loan business (the “USAO Investigation”). Contractual obligations, including those undertaken in connection with the settlements of the class action and derivative litigation arising from the USAO Investigation, require that we indemnify and advance the legal costs incurred by certain individuals who would otherwise be entitled to coverage under our director and officer liability insurance in connection with the USAO Investigation and the SEC Investigation described below. The obligation to continue to advance and indemnify on behalf of these individuals, while currently unquantifiable, is likely to continue to be substantial and will likely further strain our liquidity position and could have a material adverse effect on our financial position and results of operations.

Investigations by the SEC and IRS could materially and adversely affect our business, financial condition and results of operations.

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

On February 19, 2014, the Company and certain of its subsidiaries received summonses from the IRS Criminal Investigation Division requiring us to produce information about the Company in connection with our legacy structured settlements business. The Company believes that it has been cooperating with the investigation and we are unable to predict what action, if any, might be taken in the future by the IRS as a result of the matters that are the subject of the summonses or what impact, if any, the cost of providing further information and documents might have on our financial condition, results of operations, or cash flows. In addition, if the investigation results in a determination by the IRS that our Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines, interest payments or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, its results of operations, and/or its cash flows.

Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums.

We are responsible for paying all premiums necessary to keep the policies in our portfolio in force and prevent them from lapsing. We estimate that we will need to pay $9.7 million in premiums to keep our current portfolio of life insurance policies that are not pledged as collateral under the Revolving Credit Facility in force through 2015. As of December 31, 2014, we had approximately $51.2 million of cash and cash equivalents. By using cash reserves to pay premiums for retained life insurance policies, we will have less cash available for other business purpose, including purchasing additional life insurance policies. Therefore, our cash flows and the required amount of our cash reserves to pay premiums will become dependent on our assumptions about life expectancies being accurate.

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

If life expectancy valuations underestimate the longevity of the insureds, the actual maturity date of the life insurance policies may therefore be farther in the future than projected. Consequently, we may not have sufficient cash for payment of insurance premiums and we may allow the policies to lapse or be forced to sell policies, resulting in a loss of our investment in those policies, or if we continue to fund premium payments, the time period within which we could expect to receive a return of our investment in such life insurance policies may be extended. Both the lapsing of policies and the extension of time to receive a return on them could have a material adverse effect on our business, financial condition and results of operations.

Additionally, in August 2014, the U.S. Society of Actuaries released draft tables for the 2014 Valuation Basic Table (“2014 VBT”), which show a lengthening of average life expectancies. We currently use a modified version of the 2008 Valuation Basic Table (“2008 VBT”), the predecessor to the 2014 VBT, as an input to the estimation of fair value of our life settlements. The 2014 VBT is expected to be released some time in 2015 and we will continue to monitor the market reaction to the draft tables and to the 2014 VBT once it is released. Future changes in life expectancies could have a material adverse effect on the fair value of our investment in life settlements and debt instruments, which could have a material adverse effect on our business, financial condition and results of operations.

Contractions in the market for life insurance policies could make it more difficult for us to opportunistically sell policies that we own and may make it more difficult to borrow under the Revolving Credit Facility.

A potential sale of a life insurance policy owned by us depends significantly on the market for life insurance, which may contract or disappear depending on the impact of potential government regulation, future economic conditions and/or other market variables. For example, the secondary and tertiary markets for life insurance policies incurred a significant slowdown in 2008, which lasted several years. Historically, many investors who invest in life insurance policies are foreign investors who are attracted by potential investment returns from life insurance policies issued by United States life insurers with high ratings and financial strength, as well as by the view that such investments are non-correlated assets—meaning changes in the equity or debt markets should not affect returns on such investments. Changes in the value of the United States dollar and corresponding exchange rates, as well as changes to the ratings of United States life insurers can cause foreign investors to suffer a reduction in the value of their United States dollar denominated investments and reduce their demand for such products, which could make it more difficult for us to opportunistically sell our life insurance policies.

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

Our fair value assumptions are inherently subjective and, if the fair value of our life insurance policies decreases, we will report losses with respect to these policies we own.

When we obtain ownership of a life insurance policy, we record the investment in the policy as an investment in life settlements at the transaction price as of the date of acquisition. At the end of each reporting period, we re-value the life insurance policies we own. To the extent that the calculation results in an adjustment to the fair value of the policy, we record this as a change in fair value of our investment in life insurance policies. This evaluation of the fair value of life insurance policies is inherently subjective as it requires estimates and assumptions that are susceptible to significant revision as more information becomes available. Using our valuation model, we determine the fair value of life insurance policies on a discounted cash flow basis. The most significant assumptions that we estimate are the life expectancy of the insured, expected premium payments and the discount rate. The discount rate is based upon current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk margin an investor in the policy would require. Third Party life expectancy providers review and analyze the medical records of an insured and provide us with a life expectancy estimate based on the insured’s health. . We then calculate a mortality impairment factor for the insured as that factor which, when applied to our mortality table, reproduces the same life expectancy provided for that insured. We use the resulting mortality impairment factor to generate a series of probabilistic future cash flows for the policy, which we then discount and aggregate to arrive at the fair value of the policy. If we are unable to accurately estimate any of these factors, or if the 2014 VBT shows a prolonged lengthening of life expectancies, we may have to write down the fair value of our investments in life settlements, which could materially and adversely affect our results of operations and our financial condition.

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

From time to time, insurance carriers have challenged the validity of policies owned by us or that once served as the underlying collateral for a premium finance loan made by us. See “Litigation” under Note 15, “Commitments and Contingencies” to our consolidated financial statements. We believe the USAO Investigation, the SEC Investigation and the Non-Prosecution Agreement have caused us to experience more challenges to policies by insurers attempting to use such investigations and the Non-Prosecution Agreement as grounds for rescinding or contesting a policy. Any such future challenges may result in a cloud over title and collectability, increased costs, delays in payment of life insurance proceeds or even the voiding of a policy, and could have a material adverse effect on the ability to comply with the covenants in the Revolving Credit Facility and the indenture governing the Secured Notes, our business, financial condition and results of operations.

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

While fraud and misrepresentation by applicants and potential insureds in completing life insurance applications (especially with respect to the health and medical history and condition of the potential insured as well as the applicant’s net worth) exist generally in the life insurance industry, such risk of fraud and misrepresentation is heightened in connection with life insurance policies for which the premiums are financed through premium finance loans. In particular, there is a risk that applicants and potential insureds may not have truthfully or completely answered questions related to whether the life insurance policy premiums would be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of life insurance policies. Such risk may be further increased to the extent life insurance agents communicated to applicants and potential insureds regarding potential premium finance arrangements or transfers of life insurance policies through payment defaults under premium finance loans. In the ordinary course of our legacy premium finance business, our sales team received inquiries from life insurance agents and brokers regarding the availability of premium finance loans for their clients. However, any communication between the life insurance agent and the potential policyholder or insured is beyond our control and we may not know whether a life insurance agent discussed with the potential policyholder or the insured the possibility of a premium finance loan by us or the subsequent transfer of the life insurance policy. Consequently, notwithstanding the representations and certifications we obtained from the policyholders, insureds and the life insurance agents, there is a risk that insurance carriers or others could contest policies we acquired through foreclosures of premium finance loans based on fraud or misrepresentation as to any information provided to the life insurance company, including the life insurance application. See “Litigation” under Note 15, “Commitments and Contingencies” to our consolidated financial statements.

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

As of December 31, 2014, of the 607 policies in our life settlement portfolio, 553 policies were previously premium financed.

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

There are a number of finance companies and investors that compete with us in the life finance industry. Many are significantly larger and possess considerably greater financial, marketing, management and other resources than we do. The life finance business could also prove attractive to new entrants. As a consequence, competition in this sector may increase. Increased competition could result in increased acquisition costs, changes to discount rates, margin compression and/or less favorable financing terms, each of which could materially adversely affect our income, which would have a material adverse effect on our business, financial condition and results of operations.

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

Changes to statutory, licensing and regulatory regimes governing life settlements could have a material adverse effect on our activities and income.

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

In connection with our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to insureds and counterparties. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving. A significant actual or potential theft, loss, fraudulent use or misuse of customer, counterparty, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action.

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

Our success depends to a significant degree upon the continuing contributions of our key executive officers, including Antony Mitchell, our chief executive officer. Mr. Mitchell has significant experience operating specialty finance businesses, which are highly regulated. If we should lose Mr. Mitchell, such loss could have a material adverse effect on our business, financial condition and results of operations. Moreover, we do not maintain key man life insurance with respect to any of our executives other than Mr. Mitchell.

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

The Florida Office of Insurance Regulation may also take disciplinary action against Imperial Life Settlements, LLC’s license if it finds that an acquisition of our voting securities is made in violation of the applicable Florida law and would render the further transaction of business hazardous to our counterparties, creditors, shareholders or the public.

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

Our offices are located at 5355 Town Center Road, Suite 701, Boca Raton, Florida 33486 and consist of approximately 11,000 square feet of leased office space. We consider our facilities to be adequate for our current operations.

Item 3. Legal Proceedings

For a description of legal proceedings, see “Litigation” under Note 15, “Commitments and Contingencies” to our consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on the New York Stock Exchange, or NYSE, under the symbol “IFT” on February 8, 2011.

The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2014
	High	Low
1st Quarter	$6.59	$4.71
2nd Quarter	$7.13	$5.67
3rd Quarter	$7.21	$6.34
4th Quarter	$6.70	$6.00

	2013
	High	Low
1st Quarter	$4.49	$3.80
2nd Quarter	7.36	3.95
3rd Quarter	7.58	6.19
4th Quarter	6.92	5.69

As of February 25, 2015, we had 7 holders of record of our common stock.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return in our common stock between February 8, 2011 (the day shares of our common stock began trading on the NYSE) and December 31, 2014, with cumulative total return on the Russell MicroCap Index and the Nasdaq Financial Index. This graph assumes a $100 investment in each of Imperial Holdings, Inc., the Russell Microcap Index and the Nasdaq Financial Index at the close of trading on February 8, 2011. The graph shows our closing sales price on February 8, 2011 of $10.81 per share as the initial value of our common stock. We selected these indices because they include companies with similar market capitalizations to ours. We believe these are the most appropriate comparisons since we have no comparable publicly traded industry “peer” group operating in the life settlement industry.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	Comparison of Cumulative Total Return
	02/8/11	12/31/11	12/31/12	12/31/13	12/31/14
Imperial Holdings, Inc.	$100.00	$17.39	$41.17	$60.50	$60.31
Russell Microcap Index	$100.00	$88.09	$105.03	$150.96	$155.15
Nasdaq Financial Index	$100.00	$86.00	$97.76	$135.20	$138.36

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

We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Certain of our debt arrangements restrict the ability of certain of our special purpose subsidiaries to pay dividends. In addition, future debt arrangements may contain prohibitions or limitations on the payment of dividends.

Equity Compensation Plans

Prior to our initial public offering, in February 2011, our board of directors and shareholders approved the Imperial Holdings 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 1,200,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information.

Recent Sales of Unregistered Securities

There are no recent sales of unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The selected historical statement of operations data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, and balance sheet data as of December 31, 2014, 2013, 2012, 2011, and 2010 were derived from our audited consolidated financial statements and reflect the retroactive revision to reflect the classification of our structured settlement business as discontinued operations.

	Historical
	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Income
Agency fee income	$—	$—	$—	$6,470	$10,149
Interest income	29	28	1,685	7,750	18,326
Interest and dividends on investment securities available for sale	—	14	391	640	—
Origination fee income	—	—	500	6,480	19,938
Gain on forgiveness of debt	—	—	—	5,023	7,599
(Loss) gain on life settlements, net	(426)	(1,990)	151	5	1,951
Change in fair value of life settlements	44,128	88,686	(5,660)	570	10,156
Change in equity investment	—	—	—	—	(1,284)
Servicing fee income	—	310	1,183	1,814	402
Gain on maturities of life settlements with subrogation rights, net	—	—	6,090	3,188	—
Other income	85	2,030	748	341	129

Total income	43,816	89,078	5,088	32,281	67,366

Expenses
Interest expense	16,245	13,657	1,255	8,524	28,155
Change in fair value of Revolving Credit Facility debt	(5,472)	(9,373)	—	—	—
Loss on extinguishment of Bridge Facility	—	3,991	—	—	—
Change in fair value of conversion derivative liability	6,759	—	—	—	—
Provision for losses on loans receivable	—	—	515	7,589	4,476
(Gain) loss on loan payoffs and settlements, net	—	(65)	125	3,837	4,981
Amortization of deferred costs	—	7	1,867	6,076	24,465
Personnel costs	8,763	8,177	9,452	12,906	8,639
Department of Justice	—	—	—	8,000	—
Legal fees	13,620	11,701	23,974	9,855	2,006
Professional fees	5,254	5,281	5,262	4,373	3,108
Insurance	1,667	1,953	2,330	756	358
Other selling, general and administrative expenses	2,006	1,887	2,366	4,139	4,225

Total expenses	48,842	37,216	47,146	66,055	80,413

(Loss) income from continuing operations before income taxes	(5,026)	51,862	(42,058)	(33,774)	(13,047)
Provision (benefit) for income taxes	125	39	(39)	—	—

Net (loss) income from continuing operations	$(5,151)	$51,823	$(42,019)	$(33,774)	$(13,047)

Discontinued Operations:
(Loss) Income from discontinued operations, net of income taxes	(369)	2,198	(2,615)	(5,424)	(2,650)
Gain on disposal of discontinued operations, net of income taxes	—	11,311	—	—	—

Net (loss) income from discontinued operations	(369)	13,509	(2,615)	(5,424)	(2,650)

Net (loss) income	$(5,520)	$65,332	$(44,634)	$(39,198)	$(15,697)

(Loss) earnings per share:
Basic (loss) earnings per common share
Continuing operations	$(0.24)	$2.44	$(1.98)	$(1.75)	$(3.62)
Discontinued operations	$(0.02)	$0.64	$(0.12)	$(0.28)	$(0.74)

Net (loss) income	$(0.26)	$3.08	$(2.10)	$(2.03)	$(4.36)

Diluted (loss) earnings per common share
Continuing operations	$(0.24)	$2.44	$(1.98)	$(1.75)	$(3.62)
Discontinued operations	$(0.02)	$0.64	$(0.12)	$(0.28)	$(0.74)

Net (loss) income	$(0.26)	$3.08	$(2.10)	$(2.03)	$(4.36)

Weighted average shares outstanding:
Basic(1)	21,354,567	21,216,487	21,205,747	19,352,063	3,600,000

Diluted(1)	21,354,567	21,218,938	21,205,747	19,352,063	3,600,000

(1)	As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. The impact of the Company’s corporate conversion has been applied on a retrospective basis to January 1, 2010 to determine earnings per share for the years ended December 31, 2011 and 2010. As of December 31, 2014, there were 21,402, 990 issued and outstanding shares.

	Historical
	December 31,
	2014	2013	2012	2011	2010
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$51,166	$14,722	$7,001	$16,255	$14,224
Cash and cash equivalents (VIE)	3,751	7,977	—	—	—
Restricted cash	—	13,506	1,162	691	691
Certificate of deposit—restricted	—	—	—	891	880
Investment securities available for sale, at estimated fair value	—	—	12,147	57,242	—
Agency fees receivable, net of allowance for doubtful accounts	—	—	—	—	561
Prepaid expenses and other assets	1,502	1,331	14,165	3,277	1,868
Deposits—other	1,340	1,597	2,855	761	692
Deposits on purchases of life settlements	1,630	—	—	—	—
Interest receivable, net	—	—	822	5,758	13,140
Loans receivable, net	—	—	3,044	29,376	90,026
Structured settlement receivables at estimated fair value, net	384	660	1,680	12,376	1,446
Structured settlement receivables at cost, net	597	797	1,574	1,553	1,090
Investment in life settlements, at estimated fair value	82,575	48,442	113,441	90,917	17,138
Investment in life settlements, at estimated fair value (VIE)	306,311	254,519	—	—	—
Receivable for maturity of life settlements (VIE)	4,000	2,100	—	—	—
Fixed assets, net	355	74	217	555	851
Investment in affiliates	2,384	2,378	2,212	1,043	79
Assets of segment held for sale	—	—	15	30	25
Deferred costs, net	3,936	—	7	1,874	10,706

Total assets	$459,931	$348,103	$160,342	$222,599	$153,417

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	6,140	2,977	6,606	16,336	3,425
Accounts payable and accrued expenses (VIE)	423	341	—	—	—
Payable for purchase of structured settlements	—	—	—	—	224
Other liabilities	1,256	21,221	20,796	4,279	7,984
Interest payable—senior unsecured convertible notes	2,272	—	—	—	—
Senior unsecured convertible notes, net of discount	55,881	—	—	—	—
Interest payable—senior secured notes	261	—	—	—	—
Senior secured notes	24,036	—	—	—	—
Revolving Credit Facility debt, at estimated fair value (VIE)	145,831	123,847	—	—	—
Lender protection insurance claims received in advance	—	—	—	—	31,154
Interest payable	—	—	—	5,505	13,820
Notes payable and debenture payable, net of discount	—	—	—	19,277	91,609
Income taxes payable	—	6,295	6,295	6,295	—
Deferred tax liability	8,728	—	—	—	—

Total liabilities	244,828	154,681	33,697	51,692	148,216
Stockholders’/Members’ Equity
Member units—preferred (500,000 authorized in the aggregate as of December 31, 2010 and 2009, respectively)
Member units—Series A preferred (90,796 issued and outstanding as of December 31, 2010 and 2009, respectively)	—	—	—	—	4,035
Member units—Series B preferred (25,000 issued and outstanding as of December 31, 2010 and 2009, respectively)	—	—	—	—	2,500
Member units—Series C preferred (70,000 issued and outstanding as of December 31, 2010)	—	—	—	—	7,000
Member units—Series D preferred (7,000 issued and outstanding as of December 31, 2010)	—	—	—	—	700
Member units—Series E preferred (73,000 issued and outstanding as of December 31, 2010)	—	—	—	—	7,300
Member units—common (500,000 authorized; 337,500 issued and outstanding as of December 31, 2010 and 450,000 issued and outstanding as of December 31, 2009)	—	—	—	—	11,462
Common stock, $0.01 par value (80,000,000 authorized; 21,402,990, 21,237,166, 21,206,121 and 21,202,614 issued and outstanding as of December 31, 2014, 2013, 2012 and 2011, respectively)	214	212	212	212	—
Preferred stock, $0.01 par value (40,000,000 authorized; 0 issued and outstanding as of December 31, 2014, 2013, 2012 and 2011)	—	—	—	—	—
Additional paid-in-capital	266,705	239,506	238,064	237,755	—
Accumulated other comprehensive loss	—	—	(3)	(66)	—
Accumulated deficit	(51,816)	(46,296)	(111,628)	(66,994)	(27,796)

Total stockholders’/members’ equity	215,103	193,422	126,645	170,907	5,201

Total liabilities and stockholders’/members’ equity	$459,931	$348,103	$160,342	$222,599	$153,417

Selected Operating Data (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Period Acquisitions—Policies Owned
Number of policies acquired	16	432	31
Average age of insured at acquisition	85.2	77.7	75.5
Average life expectancy—Calculated LE (Years)	5.9	12.7	13.2
Average death benefit	$4,444	$4,749	$5,354
Aggregate purchase price	$16,296	$58,645	$5,708

End of Period—Policies Owned
Number of policies owned	607	612	214
Average life expectancy—Calculated LE (Years)	10.7	11.6	10.6
Aggregate death benefit	$2,931,066	$2,954,890	$1,073,156
Aggregate fair value	$388,886	$302,961	$113,441
Monthly premium—average per policy	$7.8	$7.5	$10.9

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

Business Overview

We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, in February 2011, Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities. Incorporated in Florida, Imperial owns a portfolio of 607 life insurance policies, also referred to as life settlements, with a fair value of $388.9 million and an aggregate death benefit of approximately $2.9 billion at December 31, 2014. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Our indirect subsidiary, White Eagle Asset Portfolio, LP, (“White Eagle”), is the owner of 450 of these life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $306.3 million at December 31, 2014. White Eagle pledged its policies as collateral to secure borrowings made under a $300.0 million 15-year revolving credit agreement (the “Revolving Credit Facility”), which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. The majority of our other assets, including the 157 policies that were not pledged as collateral under the Revolving Credit Facility, with an aggregate death benefit of approximately $679.2 million and an estimated fair value of approximately $82.6 million at December 31, 2014 are pledged as collateral for the payment of the Secured Notes.

During the year ended December 31, 2014, 16 life settlements were acquired with face of $71.1 million that resulted in a gain of $5.9 million. Seven life insurance policies with face amounts totaling $25.5 million matured, the net gain on these maturities was $16.4 million. The gains related to acquisitions and maturities are included in income from changes in the fair value of life settlements in the consolidated statement of operations for the year ended December 31, 2014. The Company sold 14 policies resulting in a loss of approximately $426,000 on net proceeds received of $4.0 million. The loss is included in gain/loss on life settlement settlements in the consolidated statement of operations for the year ended December 31, 2014. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend to continue to deploy capital in both the secondary and tertiary life settlement markets in 2015. As we acquire more policies, our premium payments will increase. Assuming we recognize no policy maturities, our estimated premiums for 2015 would be $58.2 million. White Eagle would be eligible to borrow under the Revolving Credit Facility approximately $48.1 million of this amount to pay premiums on policies secured by the Revolving Credit Facility. See—Liquidity and Capital Resources. We also continue to seek opportunities to lend against portfolios of life settlements owned by institutional investors that satisfy our underwriting and return criteria.

In August 2014, the U.S. Society of Actuaries released draft tables for the 2014 Valuation Basic Table (“2014 VBT”), which show a lengthening of average life expectancies. We currently use a modified version of the 2008 Valuation Basic Table (“2008 VBT”), the predecessor to the 2014 VBT, as one input to the estimation of fair value of our life settlements. The 2014 VBT is expected to be released some time in 2015 and we will continue to monitor the market reaction to the draft tables and to the 2014 VBT once it is released. Future changes in mortality tables could have a material adverse effect on the fair value of our investment in life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of investments in life settlements, the valuation of the debt owing under the Revolving Credit Facility and the valuation of our conversion derivative liability formerly embedded within the Convertible Notes have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, structured settlements and Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 13, “Fair Value Measurements” of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

Fair Value Option

We have elected to account for the debt under the Revolving Credit Facility, which includes its interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the estimated amount that would have to be paid to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of assumptions and/or estimation methodologies could have a material effect on the estimated fair different values.

The Company determined that an embedded conversion option existed in the Convertible Notes, prior to June 5, 2014, that was required to be separately accounted for as a derivative under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded the New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the conversion derivative liability to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. In subsequent reporting periods, the Convertible Notes will continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. The debt discount will be amortized into interest expense using the interest method, in an aggregate amount equal to the amount of the conversion derivative liability reclassified into equity along with any unamortized transaction costs. See Note 11, “8.50% Senior Unsecured Convertible Notes.”

Income Recognition

Our primary sources of income are in the form of changes in fair value of life settlements and gains on life settlements, net. Our income recognition policies for this source of income is as follows:

•	Changes in Fair Value of Life Settlements—When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities upon receipt of death notice or verified obituary of the insured. This income is the difference between the death benefits and fair values of the policy at the time of maturity.

•	Gains on Life Settlements, Net—The Company recognizes gains from life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are amortized over the life of the related loan using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company’s Notes. The Company did not recognize any deferred debt costs on its Revolving Credit Facility given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facility.

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

Our provision for income taxes results in an annual effective tax rate of -2.5% in 2014, except as noted below. For periods prior to 2014 our provision for income taxes resulted in an annual effective tax rate of 0.0%. At December 31, 2013, due to the large losses and the uncertainties that resulted from the USAO Investigation, SEC investigation, Non-Prosecution Agreement and class action lawsuits, we recorded a full valuation allowance against our net deferred tax asset as it was more likely than not that the net deferred tax asset is not realizable. As a result of these increases in the valuation allowance, we recorded no income tax benefit for 2013.

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

In March of 2014, the Company was notified by the IRS of its intention to examine the Company’s tax returns for the years ended December 31, 2011 and 2012. See also “IRS Investigation” in Note 14, Contingencies and Commitments regarding the IRS Criminal Investigation Division’s investigation related to the Company’s former structured settlement business.

At the time the Company recorded a liability for the conversion derivative liability attributed to the issuance of the Convertible Notes, the Company recorded a deferred tax asset of $6.5 million for the conversion derivative liability and a deferred tax liability of $6.5 million for the corresponding debt discount. As the changes in the fair value of the conversion derivative liability were included in earnings, the Company recorded additions to the deferred tax asset. At June 5, 2014, when the Company received shareholder approval to issue shares of common stock upon conversion of the Convertible Notes, the deferred tax asset attributed to the conversion derivative liability (net of allocated unamortized transaction costs) was $8.8 million. In accordance with ASC 815, the Company reclassified the deferred tax asset attributed to the conversion derivative liability (net of allocated unamortized transaction costs) to shareholders’ equity. See Note 11, 8.50% Senior Unsecured Convertible Notes.

Stock-Based Compensation

We have adopted ASC 718, Compensation—Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrants, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments will be determined based on a valuation using an option pricing model that takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

Held-for-sale and discontinued operations

The Company reports a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held-for-sale. The Company reports the results of operations of a business as discontinued operations if the business is classified as held-for-sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of a disposal transaction and the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. During the fourth quarter of 2013, the Company sold substantially all of its structured settlements business. As a result, the Company has classified its structured settlement operating results as discontinued operations.

Foreign Currency

The Company owns certain foreign subsidiaries formed under the laws of Ireland and Bermuda. These foreign subsidiaries utilize the U.S. dollar as their functional currency. The foreign subsidiaries’ financial statements are denominated in U.S. dollars and therefore, there are no translation gains and losses resulting from converting the financial statements at exchange rates other than the functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries’ functional currency) are included in income. These gains and losses are immaterial to the Company’s financial statements.

Accounting Changes

Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2014, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements.

Consolidated Results of Operations

Results of Continuing Operations

2014 Compared to 2013

Net loss from continuing operations for the year ended December 31, 2014 was $5.2 million as compared to net income of $51.8 million for the year ended December 31, 2013, a reduction of $57.0 million. Total income from continuing operations was $43.8 million for the year ended December 31, 2014, a reduction of $45.3 million over total income from continuing operations of $89.1 million during the same period in 2013, which was primarily driven by the acquisition in 2013 of 432 policies that impacted the change in fair value of investment in life settlements in 2013. Total expenses from continuing operations were $48.8 million for the year ended December 31, 2014 compared to total expenses from continuing operations of $37.2 million incurred during the same period in 2013, an increase of $11.6 million, or 31%.

Our net loss for the year ended December 31, 2014 includes income tax expense of approximately $3.7 million, which resulted from the adoption of ASU No. 2013-11. See Note 19 “Income Taxes,” to the accompanying consolidated financial statements.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a gain of approximately $44.1 million for the year ended December 31, 2014 compared to a gain of $88.7 million for the year ended December 31, 2013, a reduction of $44.6 million. The gain for 2013 was primarily driven by the fair value associated with the acquisition of 432 life insurance policies during the year ended December 31, 2013. The gain for 2014 was primarily a result of increased life settlement values.

During the year ended December 31, 2014, seven life insurance policies with face amounts totaling $25.5 million matured compared to four policies with face amount of $14.1 million for the same period in 2013. The net gain on these maturities was $16.4 million and $9.2 million for 2014 and 2013, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the years ended December 31, 2014 and 2013. Proceeds from maturities totaling $23.6 million were received during the year ended December 31, 2014 which includes $21.5 million associated with maturities occurring in 2014 and $2.1 million that was accounted for as a receivable as of December 31, 2013. All seven maturities for 2014 occurred on policies that served as collateral under the Revolving Credit Facility and amounts totaling $23.6 million were utilized to repay borrowings under the facility. The Company also recorded a $4.0 million receivable for maturity of life settlements at December 31, 2014.

As of December 31, 2014, the Company owned 607 policies with an estimated fair value of $388.9 million compared to 612 policies with a fair value of $303.0 million at December 31, 2013, an increase of $85.9 million or 28%. Of the 607 policies, 450 policies were pledged to the Revolving Credit Facility. During the year ended December 31, 2013, the Company acquired 432 life insurance policies, 16 of which were a result of certain of the

Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policies to the Company. Of the remaining 416 policies, 323 policies were previously considered contingent assets held off balance sheet and known as life settlements with subrogation rights, net with the remaining 93 acquired through the Company’s acquisition of CTL Holdings, LLC. As of December 31, 2014, the aggregate death benefit of the Company’s investment in life settlements was $2.9 billion.

Of these 607 policies owned as of December 31, 2014, 553 were premium financed and are valued using discount rates that range from 16.05% – 25.80%. The remaining 54 policies are valued using discount rates that range from 14.80% – 20.80%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Gain/(Loss) on life settlements, net. Loss on life settlements, net was approximately $426,000 for the year ended December 31, 2014 compared to a loss of $2.0 million as of December 31, 2013 a reduction of $1.6 million. During the year ended December 31, 2014, 14 policies were sold resulting in a loss of approximately $426,000 on net proceeds received of $4.0 million. During the year ended December 31, 2013, the Company sold eight policies that resulted in a loss of approximately $922,000 and received proceeds of $5.8 million.

Also during the year ended December 31, 2013, the Company surrendered two policies resulting in a gain of approximately $255,000 and received cash surrender value proceeds of $1.0 million, and lapsed 20 policies resulting in a loss of $1.3 million. The net effect of these surrenders and lapses was a loss of $1.1 million. There were no policies surrendered or lapsed for the year ended December 31, 2014.

Servicing Fee Income. Servicing income was zero for the year ended December 31, 2014 compared to $310,000 in 2013. Servicing fee income was earned in providing asset servicing for third parties, which we began providing during 2010. This decrease was due to the Company ceasing to service assets for unaffiliated third parties on April 30, 2013.

Other Income. Other income was $85,000 for the year ended December 31, 2014 compared to $2.0 million in 2013, a decrease of $1.9 million. The amount for 2013 is attributable to a write off of liabilities that were payable to a third party.

Expenses

Interest expense. Interest expense increased to $16.2 million during the year ended December 31, 2014, compared to $13.7 during the same period in 2013, an increase of $2.6 million, as the principal on the Company’s outstanding debt increased by $123.2 to $256.4 million as of December 31, 2014. Outstanding debt includes $160.7 million of outstanding principal on the Revolving Credit Facility, $70.7 million of Convertible Notes and $25.0 million of Secured Notes.

Of the interest expense of $16.2 million, approximately $8.0 million represents interest paid on the Revolving Credit Facility. Interest expense on the Convertible Notes totaled $7.5 million including $5.2 million, $2.0 million and $332,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded $694,000 of interest expense on the Secured Notes, including $592,000, $36,000, and $66,000 from interest, amortizing debt discounts and issuance costs, respectively, during the year ended December 31, 2014. Of the interest expense of $13.7 million for 2013, $2.8 million represents interest paid and approximately $10.3 million represents loan origination cost incurred under the Revolving Credit Facility, which was not capitalized as a result of electing the fair value option for valuing the Revolving Credit Facility. The Company borrowed $45.0 million under a bridge facility in March 2013 and fully prepaid this facility in the subsequent quarter ended June 30, 2013. Interest expense of $550,000 is associated with this facility for the year ended December 31, 2013. See Note 10 Revolving Credit Facility, Note 11, 8.50% Senior Unsecured Convertible Notes and Note 12, 12.857% Senior Secured Notes to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facility. Change in fair value of the debt under the Revolving Credit Facility was a gain of approximately $5.5 million for the year ended December 31, 2014 compared to a gain of approximately $9.4 million for the year ended December 31, 2013. This change is associated with the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facility offset by a reduction in the discount rate. The Revolving Credit Facility is valued at December 31, 2014 using a discount rate of 23.89%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Loss on extinguishment of Bridge Facility. Loss on extinguishment of a bridge facility was approximately $4.0 million for the year ended December 31, 2013. This amount is related to a bridge facility issued during the quarter ended March 31, 2013 that was fully repaid during the year ended December 31, 2013. The bridge facility had a face value of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000. All amounts were expensed during the year ended December 31, 2013 as a result of repayment of the facility.

Change in fair value of conversion derivative liability. Change in fair value of conversion derivative liability embedded in the Convertible Notes was a loss of approximately $6.8 million for the year ended December 31, 2014 compared to zero for the year ended December 31, 2013. ASC 815, Derivatives and Hedging, required the Company to bifurcate the embedded conversion option that was valued on February 21, 2014 and June 5, 2014, which resulted in a fair value loss of approximately $6.8 million for the year ended December 31, 2014. During the year ended December 31, 2014, the conversion derivative liability was reclassified to additional-paid-in-capital, accordingly there will be no further adjustment to the fair value of this derivative liability reflected in the Company’s financial statements. See Note 11, 8.50% Senior Unsecured Convertible Notes to the accompanying consolidated financial statements.

Selling, General and Administrative Expenses. SG&A expenses were $31.3 million for the year ended December 31, 2014 compared to $29.0 million in 2013, an increase of approximately $2.3 million. This increase was primarily a result of a $1.9 million increase in legal fees, a $586,000 increase in personnel costs, and a $119,000 increase in other SG&A expenses. These increases were offset by a reduction in insurance costs of $286,000 and a $27,000 reduction in professional fees.

Legal expenses for the year ended December 31, 2014 were $13.6 million compared to $11.7 million for 2013. Of the legal expense, approximately $5.0 million is mainly associated with the USAO Investigation for 2014, compared to $4.5 million for the year ended December 31, 2013. Legal expense also includes approximately $2.3 million associated with the warrants for the class action litigation for the year ended December 31, 2013. See Note 15, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

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

Income

Interest Income. Interest income was $28,000 for the year ended December 31, 2013 compared to $1.7 million in 2012, a decrease of $1.7 million. During the years ended December 31, 2013 and 2012, the Company originated no loans. Interest income declined as the balance of net loans receivable decreased from $3.0 million as of December 31, 2012 to zero as of December 31, 2013 due to loan maturities. Loans outstanding declined from 22 to zero at December 31, 2013. As a result of the voluntary termination of our premium finance business and maturity of all outstanding loans, we have ceased earning interest income from premium loan financing.

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

As of December 31, 2013, the Company owned 612 policies with an estimated fair value of $303.0 million compared to $113.4 million at December 31, 2012, an increase of $189.6 million or 167%. Of the 612 policies, 457 policies were pledged to the Revolving Credit Facility and 155 policies were not pledged. During the year ended December 31, 2013, the Company acquired 432 life insurance policies compared to 31 policies during the same period in 2012. Of the 432 policies acquired during 2013, 16 were as a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policy to the Company, compared to 29 policies acquired in the same manner for 2012. Of the remaining 416 policies, 323 policies were acquired upon the effectiveness of a termination agreement with the lender protection insurance coverage provider and were previously held off balance sheet as contingent assets for financial reporting purposes in the prior period, with the remaining 93 acquired through the Company’s acquisition of CTL Holdings, LLC, for a total purchase price of $55.5 million. As of December 31, 2013, the aggregate death benefit of the Company’s investment in life settlements was $3.0 billion.

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

Other Income. Other income was $2.0 million for the year ended December 31, 2013 compared to $748,000 in 2012, an increase of $1.3 million. The amount for 2013 is attributable to a write off of liabilities that were payable to a third party. The amount for 2012 was primarily related to insurance recovery from the Company’s insurance carrier associated with the USAO Investigation.

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

Expenses

Interest expense. Interest expense increased to $13.7 million during the year ended December 31, 2013, compared to $1.3 million during the same period in 2012, an increase of $12.4 million, as the principal on the Revolving Credit Facility debt increased to $133.2 million as of December 31, 2013. During the year ended December 31, 2012, we repaid all outstanding notes associated with our Cedar Lane financing facility. The estimated fair value of $123.8 million Revolving Credit Facility debt at December 31, 2013 relates to the Revolving Credit Facility entered into on April 29, 2013 that is collateralized by the life insurance policies owned by White Eagle. Of the interest expense of $13.7 million, approximately $10.3 million represents loan origination costs incurred under the Revolving Credit Facility that were not capitalized as a result of electing the fair value option for valuing this debt and interest paid of $2.8 million. Interest expense also includes $4,000, $35,000 and $510,000 representing loan closing costs, amortization of note discount and interest paid, respectively, on the Bridge Facility entered into during the quarter ended March 31, 2013. We expect interest expense on the Revolving Credit Facility to increase in 2014 as we continue to borrow funds under this facility.

Change in fair value of Revolving Credit Facility debt. Change in fair value of Revolving Credit Facility debt was approximately $9.4 million for the year ended December 31, 2013 compared to zero for the year ended December 31, 2012. This change is associated with the adoption of the fair value option in accounting for the Revolving Credit Facility debt and the lengthening of life expectancy estimates for the policies in the Revolving Credit Facility. The Revolving Credit Facility is valued at December 31, 2013 using a discount rate of 24.04%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

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

Legal expenses for 2013 were $11.7 million compared to $24.0 million for 2012. Of the legal expense, approximately $4.5 million mainly associated with the USAO Investigation for 2013, compared to $14.3 million for the year ended December 31, 2012. Legal expense also included approximately $2.3 million and $5.1 million associated with class action litigation and derivative action for the years ended December 31, 2013 and 2012, respectively.

Approximately $749,000 was included in legal expenses for the year ended December 31, 2012, which represented a reserve established for the Insurance Coverage Declaratory Relief Complaint. Based on a settlement, this amount was reversed during the year ended December 31, 2013 and was offset against legal fees, see Note 15, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

2014 Compared to 2013

Net loss from our discontinued structured settlement operations for the year ended December 31, 2014 was $369,000 as compared to income of $13.5 million for the year ended December 31, 2013. Total income from our discontinued structured settlement operations was $192,000 for the year ended December 31, 2014 compared to $22.6 million in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013. During the year ended December 31, 2014, our discontinued structured settlement operations sold 8 structured settlements for a gain of $18,000, compared to the sale of 529 structured settlements for a gain of $9.6 million. Unrealized change in fair value of structured settlements receivable was $32,000 for the year ended December 31, 2014 compared to $1.2 million for the year ended December 31, 2013.

Total expenses from our discontinued structured settlement operations were $793,000 for the year ended December 31, 2014 compared to $9.1 million incurred during the same period in 2013. This reduction is mainly associated with the sale of the structured settlement operations in October 2013; including a $4.2 million decrease in personnel cost, $2.0 million decrease in marketing cost, $1.1 million decrease in professional fees, $946,000 decrease in other SG&A expenses and $218,000 decrease in legal fees.

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

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facility, the indentures governing the Notes and other financing arrangements.

At December 31, 2014 we had approximately $54.9 million of cash and cash equivalents. We expect to meet our liquidity needs for the next year primarily through the receipt of death benefits from life insurance policy maturities, additional issuances of Secured Notes or other strategic capital market raises and cash on hand. See Note 20, “Subsequent Events” of the notes to Consolidated Financial Statements. We may also sell policies from time to time, subject to the asset sale restrictions on our debt arrangements.

For the year ended December 31, 2014, we paid $55.5 million in premiums to maintain our policies in force. Of this amount $47.2 million of this amount was paid by White Eagle through its Revolving Credit Facility borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company. As we continue to acquire additional life settlement assets in 2015 that will not be pledged as collateral under the Revolving Credit Facility, we expect our premium obligations to increase. Assuming no policy maturities, we expect to pay $10.1 million in premiums in 2015 on the 157 policies that have not been pledged by White Eagle under the Revolving Credit Facility. Additionally, in 2014, the Company issued $70.7 million and $25.0 million in aggregate principal amount Convertible Notes and Secured Notes, which accrue interest at 8.50% and 12.875%, respectively. Interest on the Convertible Notes is due semi-annually and interest on the Secured Notes is due monthly. See Item 1A — Risk Factors — Risks Related to Our Indebtedness & Organizational Structure.

As of December 31, 2014, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $40.4 million, including $5.7 million, $4.5 million and $16.3 million incurred during the year ended December 31, 2014, 2013 and 2012, respectively. We believe we may continue to spend significant amounts on these matters as well as for general litigation and judicial proceedings over the next year, and possibly beyond. In addition, as part of the framework for the settlements of certain litigation arising from the USAO Investigation, the Company has undertaken to advance legal fees and indemnify certain individuals covered under the director and officer liability insurance policies. The remaining obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have an adverse effect on the Company’s financial position and results of operations. See Item 1A — Risk Factors — Risks Related to Our Business — “Indemnification, advancement and cooperation obligations related to the USAO Investigation could have a material adverse effect on our business, financial condition and results of operations” and — “Investigations by the SEC and IRS could materially and adversely affect our business, financial condition and results of operations.”

Accordingly, the Company must proactively manage its cash in order to effectively run its businesses, service its debt and opportunistically grow its assets. To do so, the Company may in the future determine to sell or, under certain circumstances, lapse certain of its policies as its portfolio management strategy and liquidity needs dictate. The lapsing of policies, if any, could result in events of default under certain of our debt arrangements and would create losses as such assets would be written down to zero.

Financing Arrangements Summary

Revolving Credit Facility

Effective April 29, 2013, White Eagle, as borrower, entered into a $300.0 million, 15-year Revolving Credit Facility, which was amended and restated on May 16, 2014 in connection with the conversion of White Eagle from a Delaware limited liability company to a Delaware limited partnership, with Imperial Finance and Trading,

LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which among other items is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At December 31, 2014, $139.3 million was undrawn and $1.9 million was available to borrow under the Revolving Credit Facility. For a description of the facility see Note 10, “Revolving Credit Facility,” of the notes to Consolidated Financial Statements.

At December 31, 2014, the fair value of the debt was $145.8 million. As of December 31, 2014, the borrowing base was approximately $162.5 million including $160.7 million in outstanding principal. There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

8.50% Senior Unsecured Convertible Notes

In February 2014, we issued $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. For a description of the Convertible Notes see Note 11, “8.50% Senior Unsecured Convertible Notes,” of the notes to Consolidated Financial Statements.

12.875% Senior Secured Notes

In November 2014, we issued $25.0 million in aggregate principal amount of 12.875% senior secured notes due 2017. On January 21, 2015, the Company issued an additional $25 million in aggregate principal amount of Secured Notes. The indenture governing these notes requires us to maintain at least $20 million in cash in certain pledged accounts. For a description of the Secured Notes, see Note 12, “12.875% Senior Secured Notes” and Note 20, “Subsequent Events,” of the notes to Consolidated Financial Statements.

Cash Flows

The following table summarizes our cash flows, which includes both continuing and discontinued operations, from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(32,899)	$(24,431)	$(38,142)
Investing activities	(46,017)	(29,044)	48,636
Financing activities	111,134	69,173	(19,748)

Increase (decrease) in cash and cash equivalents	$32,218	$15,698	$(9,254)

Operating Activities

During the year ended December 31, 2014, operating activities used cash of $33.0 million. Our net loss of $5.5 million was adjusted for Revolving Credit Facility financing costs and fees of $6.7 million, which represent interest expense and other fees associated with the Revolving Credit Facility, the amount was withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $44.1 million that is mainly attributable to the maturities of seven policies; change in fair value of Revolving Credit Facility gain of $5.5 million that resulted from increased borrowings and lengthening of life expectancy estimates for the policies in the facility that was partially offset by decreasing discount rates; change in fair value of conversion derivative liability loss of $6.8 million resulted from an increase in the fair value of the embedded derivative included in the Convertible Notes issued during the year and, a net positive change in the components of operating assets and liabilities of $5.0 million. This $5.0 million change in operating assets and liabilities is partially attributable to a $14.2 million decrease in other liabilities and a $13.5 million decrease in restricted cash, both associated with the settlement of class action and derivative litigation. These reductions were offset by a $2.5 million increase in interest payable and $3.2 million increase in accounts payable and accrued expenses.

Net cash used in operating activities for the year ended December 31, 2013 was $24.4 million. Our net income of $65.3 million was adjusted for; Revolving Credit Facility origination costs of $10.3 million which were incurred to obtain the facility and expensed during 2013; non-cash Revolving Credit Facility financing costs of $2.0 million, which represent interest expense associated with the Revolving Credit Facility, the amount is a non-cash item and was withheld by the lender and added to the outstanding loan balance; loss on extinguishment of $4.0 million on a bridge facility for deferred financing costs recognized because the Bridge Facility was repaid before the maturity date; change in fair value of life settlement gains of $88.7 million which is mainly attributable to the significant purchase of a portion of our portfolio during the second quarter of 2013; change in fair value of credit facility gains of $9.4 million that resulted from the Company adopting the fair value option for the Revolving Credit Facility; gain from business disposition of $11.3 million which resulted from the sale of the structured settlement operations; and, a net positive change in the components of operating assets and liabilities of $1.2 million. This $1.2 million change in operating assets and liabilities is partially attributable to a $12.8 million decrease in prepaid expenses due to collections of insurance recoveries from our D&O Carriers associated with class action litigation and derivative settlement and a $13.5 million increase in restricted cash which holds the amount collected from the D&O Carriers.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $46.0 million and includes $4.0 million of proceeds from sale of investments in life settlements that were associated with the sale of 14 policies during the year and proceeds of $23.6 million from maturity of seven life settlements. This was offset by $55.5 million for premiums paid on investments in life settlements, $1.6 million for deposits on purchase of investment in life settlements, and $16.3 million for purchases of investments in life settlements.

Net cash used in investing activities for the year ended December 31, 2013 was $29.0 million and includes $12.1 million in proceeds received from sale of investment securities available for sale that was a result of the Company’s disposition of its available for sale investment portfolio, $12.0 million from maturity of life settlements associated with three deaths that occurred during the year, $5.8 million from sale of investments in life settlements that were associated with the sale of eight policies during 2013, $11.4 million from the sale of the structured settlement operations. These were offset by $65.1 million for premiums paid on investments in life settlements which resulted from an increase in the number of polices held and payments made on these policies to ensure they are on a quarterly payment schedule and $7.0 million for purchase of investment in life settlement through a termination agreement with our lender protection insurance provider.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $111.1 million and includes $67.9 million in net proceeds from Convertible Notes, $22.5 million of net proceeds from Secured Notes, and $50.5 million of borrowings from the Revolving Credit Facility. These were offset by $29.8 million in repayment of borrowings under the Revolving Credit Facility.

Net cash provided by financing activities for the year ended December 31, 2013 was $69.2 million and includes $41.4 million in proceeds from the bridge facility that was obtained in March 2013, and $78.3 million from the Revolving Credit Facility. These were offset by repayment of a bridge facility of $45.0 million in April 2013 and payment of loan origination cost of $6.7 million associated with the bridge facility and Revolving Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$1,344	$171	$474	$503	$196
Finance lease obligation	$94	$34	$60	$—	$—
Revolving Credit Facility debt(1)	$160,676	$—	$—	$—	$160,676
Interest payable(2)	$4,433	$4,433	$—	$—	$—
Senior Secured Notes	$25,000	$—	$25,000	$—	$—
Senior unsecured convertible notes	$70,743	$—	$—	$70,743	$—
Unrecognized tax benefits	$6,295	$6,295	$—	$—	$—

	$268,585	$10,933	$25,534	$71,246	$160,872

(1)	Proceeds from policy maturities pledged under the Revolving Credit Facility will generally be used to pay down the Revolving Credit Facility debt. Please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangement Summary—Revolving Credit Facility—Amortization & Distributions.
(2)	Includes $1.9 million related to outstanding interest due for the Revolving Credit Facility.

Inflation

Our assets and liabilities are, and will be in the future, interest-rate sensitive in nature. As a result, interest rates may influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation or changes in inflation rates. We do not believe that inflation had any material impact on our results of operations in the periods presented in our financial statements presented in this report.

Off-Balance Sheet Arrangements

At December 31, 2014, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of December 31, 2014 we did not hold material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Historically, we managed our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that had a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At December 31, 2014, we had no outstanding loans. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of December 31, 2014:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	22.8%	20.1%	A1	AA-
Transamerica Life Insurance Company	22.0%	20.5%	A1	AA-

Interest Rate Risk

At December 31, 2014, fluctuations in interest rates did not impact interest expense in the life finance business. The Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the 1.5% floor provided in the Revolving Credit Facility, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact of interest expense for fiscal year 2015.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of December 31, 2014, we owned investments in life settlements with a fair value of $388.9 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page F-2 is incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after December 31, 2014.

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

Item 11. Executive Compensation

The information regarding executive compensation is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to the Proxy Statement to be filed within 120 days after December 31, 2014.

Shown below is certain information as of December 31, 2014 regarding equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in other column)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	807,949	$8.50	316,439

Total	807,949	$8.50	316,439

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2014.

Item 14. Principal Accountant Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2014.

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

Date: March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTONY MITCHELL Antony Mitchell	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2015

/S/ RICHARD O’CONNELL, JR. Richard O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer (Principal Financial and Accounting Officer)	March 5, 2015

/S/ JAMES CHADWICK James Chadwick	Director	March 5, 2015

/S/ MICHAEL A. CROW Michael A. Crow	Director	March 5, 2015

/S/ ANDREW DAKOS Andrew Dakos	Director	March 5, 2015

/S/ RICHARD DAYAN Richard Dayan	Director	March 5, 2015

/S/ PHILLIP GOLDSTEIN Phillip Goldstein	Chairman of the Board of Directors	March 5, 2015

/S/ GERALD HELLERMAN Gerald Hellerman	Director	March 5, 2015

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 of Imperial Holdings, Inc. and its Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and Stockholders

Imperial Holdings, Inc.

We have audited the internal control over financial reporting of Imperial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 5, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and Stockholders

Imperial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Imperial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 5, 2015

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2014	2013
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$51,166	$14,722
Cash and cash equivalents (VIE Note 3)	3,751	7,977
Restricted cash	—	13,506
Prepaid expenses and other assets	1,502	1,331
Deposits—other	1,340	1,597
Deposits on purchase of life settlements	1,630	—
Structured settlement receivables, at estimated fair value	384	660
Structured settlement receivables at cost, net	597	797
Investment in life settlements, at estimated fair value	82,575	48,442
Investment in life settlements, at estimated fair value (VIE Note 3)	306,311	254,519
Receivable for maturity of life settlements (VIE Note 3)	4,000	2,100
Fixed assets, net	355	74
Investment in affiliates	2,384	2,378
Deferred debt costs, net	3,936	—

Total assets	$459,931	$348,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,140	$2,977
Accounts payable and accrued expenses (VIE Note 3)	423	341
Other liabilities	1,256	21,221
Interest payable—senior unsecured convertible notes (Note 11)	2,272	—
Senior unsecured convertible notes, net of discount (Note 11)	55,881	—
Interest payable—senior secured notes (Note 19)	261	—
Senior secured notes, net of discount (Note 12)	24,036	—
Revolving Credit Facility debt, at estimated fair value (VIE Note 3)	145,831	123,847
Income taxes payable	—	6,295
Deferred tax liability	8,728	—

Total liabilities	244,828	154,681
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock, $0.01 par value (80,000,000 authorized; 21,402,990 and 21,237,166 issued and outstanding as of December 31, 2014 and 2013, respectively)	214	212
Preferred stock $0.01 par value (40,000,000 authorized; 0 issued and outstanding as of December 31, 2014 and 2013)	—	—
Additional paid-in-capital	266,705	239,506
Accumulated deficit	(51,816)	(46,296)

Total stockholders’ equity	215,103	193,422

Total liabilities and stockholders’ equity	$459,931	$348,103

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2014	2013	2012
	(in thousands, except share and per share data)
Income
Interest income	29	28	1,685
Interest and dividends on investment securities available for sale	—	14	391
Origination fee income	—	—	500
(Loss) gain on life settlements, net	(426)	(1,990)	151
Change in fair value of life settlements (Notes 8 & 13)	44,128	88,686	(5,660)
Servicing fee income	—	310	1,183
Gain on maturities of life settlements with subrogation rights, net	—	—	6,090
Other income	85	2,030	748

Total income	43,816	89,078	5,088

Expenses
Interest expense	16,245	13,657	1,255
Change in fair value of Revolving Credit Facility debt (Notes 10 & 13)	(5,472)	(9,373)	—
Loss on extinguishment of Bridge Facility	—	3,991	—
Change in fair value of conversion derivative liability (Notes 11 & 13)	6,759	—	—
Provision for losses on loans receivable	—	—	515
(Gain) loss on loan payoffs and settlements, net	—	(65)	125
Amortization of deferred costs	—	7	1,867
Personnel costs	8,763	8,177	9,452
Legal fees	13,620	11,701	23,974
Professional fees	5,254	5,281	5,262
Insurance	1,667	1,953	2,330
Other selling, general and administrative expenses	2,006	1,887	2,366

Total expenses	48,842	37,216	47,146

(Loss) income from continuing operations before income taxes	(5,026)	51,862	(42,058)
Provision (benefit) for income taxes	125	39	(39)

Net (loss) income from continuing operations	$(5,151)	$51,823	$(42,019)

Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	(369)	2,198	(2,615)
Gain on disposal of discontinued operations, net of income taxes	—	11,311	—

Net (loss) income from discontinued operations	(369)	13,509	(2,615)

Net (loss) income	$(5,520)	$65,332	$(44,634)

(Loss) earnings per share:
Basic (loss) earnings per common share
Continuing operations	$(0.24)	$2.44	$(1.98)
Discontinued operations	$(0.02)	$0.64	$(0.12)

Net (loss) income	$(0.26)	$3.08	$(2.10)

Diluted (loss) earnings per common share
Continuing operations	$(0.24)	$2.44	$(1.98)
Discontinued operations	$(0.02)	$0.64	$(0.12)

Net (loss) income	$(0.26)	$3.08	$(2.10)

Weighted average shares outstanding:

Basic	21,354,567	21,216,487	21,205,747

Diluted	21,354,567	21,218,938	21,205,747

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31,

	2014	2013	2012
	(In thousands)
Net (loss) income	$(5,520)	$65,332	$(44,634)
Other comprehensive income (loss), net of tax:
Unrealized income on investment securities available for sale	—	—	63
Reclassification adjustment for gains included in net income	—	3	—

Comprehensive (loss) income	$(5,520)	$65,335	$(44,571)

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2012	21,202,614	$212	237,755	$(66,994)	$(66)	$170,907
Comprehensive loss	—	—	—	(44,634)	63	(44,571)
Stock-based compensation	—	—	309	—	—	309
Restricted stock issued	3,507	—	—	—	—	—

Balance, December 31, 2012	21,206,121	$212	238,064	$(111,628)	(3)	$126,645
Comprehensive income	—		—	65,332	3	65,335
Stock-based compensation	—	—	1,316	—	—	1,316
Restricted stock issued	17,286	—	69	—	—	69
Issuance of common stock	13,759	—	57	—	—	57

Balance, December 31, 2013	21,237,166	$212	239,506	$(46,296)	$—	193,422
Comprehensive loss	—		—	(5,520)	—	(5,520)
Stock-based compensation	41,060	1	955	—	—	956
Issuance of common stock	125,628	1	499	—	—	500
Retirement of common stock	(864)	—	—	—	—	—
Reclassification of derivative liability, net of tax	—		14,069	—	—	14,069
Issuance of warrants	—	—	5,381	—	—	5,381
Pre-conversion tax adjustment	—	—	6,295	—	—	6,295

Balance, December 31, 2014	21,402,990	$214	$266,705	$(51,816)	$—	$215,103

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(5,520)	$65,332	$(44,634)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	88	183	385
Revolving Credit Facility origination cost	—	10,340	—
Revolving Credit Facility financing cost and fees	6,716	2,028	—
Amortization of premiums and accretion of discounts on available for sale securities sale securities	—	21	962
Amortization of discount and deferred cost for unsecured convertible notes	2,371	—	—
Amortization of discount and deferred costs for secured notes	102	—	—
Provision for losses on loans receivable	—	—	515
Stock-based compensation	956	1,442	309
(Gain) loss on loan payoffs and settlements, net	—	(65)	125
Origination fee income	—	—	(500)
Change in fair value of life settlements	(44,128)	(88,686)	5,660
Unrealized change in fair value of structured settlements	(32)	(1,230)	(1,823)
Change in fair value of Revolving Credit Facility debt	(5,472)	(9,373)	—
Loss (gain) on life settlements	426	1,990	(151)
Interest income on loans	(136)	(258)	(2,014)
Amortization of deferred costs	—	7	1,867
Loss on extinguishment of Bridge Facility	—	3,991	—
Gain on sale and prepayment of investment securities available for sale	—	(22)	(53)
Net gain from business dispositions	—	(11,311)	—
Change in value of warrants to be issued	—	2,299	3,082
Change in fair value of conversion derivative liability	6,759	—	—
Deferred income tax	(107)	39	(39)
Change in assets and liabilities:
Restricted cash	13,506	(13,506)	—
Certificate of deposit-restricted	—	—	895
Deposits—other	257	1,258	(2,094)
Investment in affiliates	(6)	(165)	(1,171)
Structured settlement receivables	614	3,124	12,827
Prepaid expenses and other assets	(153)	12,848	(10,833)
Deferred costs	(739)	—	—
Accounts payable and accrued expenses	3,244	(2,938)	(9,730)
Other liabilities	(14,178)	(1,874)	13,435
Interest receivable	—	95	343
Interest payable	2,533	—	(5,505)

Net cash used in operating activities	(32,899)	(24,431)	(38,142)

	2014	2013	2012
	(In thousands)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(256)	(15)	(21)
Capital lease asset	(8)	—	—
Purchase of investment securities available for sale	—	—	(35,492)
Proceeds from sale and prepayments of investment securities available for sale	—	12,111	79,781
Premiums paid on investments in life settlements	(55,458)	(65,121)	(27,804)
Purchases of investments in life settlements	(16,296)	(7,000)	(130)
Proceeds from sale of investments in life settlements, net	4,031	5,780	5,626
Proceeds from maturity of investments in life settlements	23,600	12,039	—
Proceeds from surrender of investment in life settlement	—	1,049	—
Proceeds from loan payoffs and lender protection insurance claims received in advance	—	691	26,676
Deposit on purchase of investment in life settlement	(1,630)	—	—
Net proceeds associated with business disposition	—	11,422	—

Net cash (used in) provided by investing activities	(46,017)	(29,044)	48,636

Cash flows from financing activities
Revolving Credit and Bridge Facility origination cost	—	(6,731)	—
Repayment of borrowings under credit facilities	—	—	(19,277)
Restricted cash	—	1,162	(471)
Repayment of borrowings under Bridge Facility	(29,777)	(45,000)	—
Borrowings from Revolving Credit Facility	50,518	78,342	—
Borrowings from Bridge Facility	—	41,400	—
Proceeds from senior unsecured convertible notes, net	67,893	—	—
Proceeds from senior secured notes, net	22,500	—	—

Net cash provided by (used in) by financing activities	111,134	69,173	(19,748)

Net increase (decrease) in cash and cash equivalents	32,218	15,698	(9,254)
Cash and cash equivalents, at beginning of the year	22,699	7,001	16,255

Cash and cash equivalents, at end of the year	$54,917	$22,699	$7,001

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$5,414	$1,270	$6,746

Supplemental disclosures of non-cash investing activities:
Investment in life settlements acquired in foreclosure	$—	$3,168	$5,724

Supplemental disclosures of non-cash financing activities:
Purchase of policies through release of subrogation claim paid by lender	$—	$48,500	$—

Credit facility origination costs paid to lender	$—	$4,000	$—

Interest payment and fees withheld from borrowings by lender	$6,716	$2,378	$—

Reclassification of derivative liability, net of tax	$14,069	$—	$—

Issuance of warrants and common stock in connection with settlement of class action litigation	$5,881	$—	$—

Pre-conversion tax adjustment	$6,295	$—	$—

The accompanying notes are an integral part of this financial statement.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS ACTIVITIES

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. (with its subsidiaries, the “Company” or “Imperial”) on February 3, 2011, in connection with the Company’s initial public offering.

Incorporated in Florida, through its subsidiaries, Imperial owns a portfolio of 607 life insurance policies, also referred to as life settlements, with a fair value of $388.9 million and an aggregate death benefit of approximately $2.9 billion at December 31, 2014. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 450 of these policies, with an aggregate death benefit of approximately $2.3 billion, are pledged under a $300.0 million, 15-year revolving credit agreement (the “Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”). The majority of the Company’s other assets, including the 157 policies that were not pledged as collateral under the Revolving Credit Facility, with an aggregate death benefit of approximately $679.2 million and an estimated fair value of approximately $82.6 million at December 31, 2014 are pledged as collateral under an indenture governing 12.875% Senior Secured Notes issued by the Company (the “Secured Notes”).

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business to Majestic Opco L.L.C for $12.0 million pursuant to an Asset Purchase Agreement.

As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations for each of the three years in the period ended December 31, 2014, and the related notes to the consolidated financial statements have been retrospectively revised to reflect the classification of our structured settlement business operating results, net of tax, as discontinued operations. See Note 7, “Discontinued Operations,” for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiaries in connection with the Revolving Credit Facility. Notwithstanding consolidation, White Eagle is the owner of 450 policies, with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $306.3 million at December 31, 2014.

Ownership of Life Insurance Policies

In the ordinary course of our legacy premium finance business, a large portion of our borrowers defaulted by not paying off their loans and relinquished ownership of their life insurance policies to us in exchange for our release of the obligation to pay amounts due. We also buy life insurance policies in the secondary and tertiary markets. We account for life insurance policies that we own as investments in life settlements (life insurance policies) in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to either elect the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these life insurance policies as investments using the fair value method.

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

Valuation of Insurance Policies

Our valuation of insurance policies is a critical component of our estimate of the fair value of our investments in life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the Company’s estimate of the life expectancy of the insured and the discount rate. See Note 13, “Fair Value Measurements.”

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, structured settlements and Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 13, “Fair Value Measurements.”

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

In February 2014, the Company issued $70.7 million in aggregate principal amount of 8.50% Senior Unsecured Convertible Notes due 2019 (the “Convertible Notes”). The Company determined that an embedded conversion option existed in the Convertible Notes, prior to June 5, 2014, that was required to be separately accounted for as a derivative under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded the New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the conversion derivative liability to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Notes. In subsequent reporting periods, the Convertible Notes will continue to be recorded at accreted value up to the par value of the Notes at maturity. The debt discount will be amortized into interest expense using the interest method, in an aggregate amount equal to the amount of the conversion derivative liability reclassified into equity along with any unamortized transaction costs. See Note 11, “8.50% Senior Unsecured Convertible Notes.”

Income Recognition from Continuing Operations

Our primary source of income from continuing operations are in the form of changes in fair value of life settlements and gains on life settlements, net. Our income recognition policies for this source of income is as follows:

•	Changes in Fair Value of Life Settlements—When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities upon receipt of a death notice or verified obituary of the insured. This income is the difference between the death benefits and fair values of the policy at the time of maturity.

•	Gains on Life Settlements, Net—The Company recognizes gains from the sale of life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

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

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The Company adopted ASU 2013-11 effective on January 1, 2014, which required the Company to reclassify a $6.3 million current liability for unrecognized tax benefits to deferred taxes. Adoption of this guidance resulted in the recognition of a $3.7 million tax expense in the Company’s consolidated financial statement of operations for the year ended December 31, 2014, a $2.6 million reduction in the valuation allowance and an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid instruments purchased with an original maturity of three months or less. The Company maintains the majority of its cash in several operating accounts with two commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time, the Company’s balances may exceed the FDIC insurable amount at its bank.

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are amortized over the life of the related debt instrument using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company’s Convertible Notes and Secured Notes. The Company did not recognize any deferred cost on its Revolving Credit Facility given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facility.

Stock-Based Compensation

We have adopted ASC 718, Compensation—Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrants, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments awarded will be determined based on a valuation using an option pricing model that takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

Gain on Sale of Life Settlements

Gain on sale of life settlements includes gain from the Company-owned life settlements.

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

Held-for-sale and discontinued operations

The Company reports a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held-for-sale. The Company reports the results of operations of a business as discontinued operations if the business is classified as held-for-sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of a disposal transaction and the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell (see Note 7, “Discontinued Operations”).

Foreign Currency

The Company owns certain foreign subsidiaries formed under the laws of Ireland and Bermuda. These foreign subsidiaries utilize the U.S. dollar as their functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries’ functional currency) are included in income. These gains and losses are immaterial to the Company’s financial statements.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of investments in life settlements, the valuation of the debt owing under the Revolving Credit Facility, the valuation of equity awards and the valuation of the conversion derivative liability formerly embedded within the Company’s Senior Unsecured Convertible Notes.

Risks and Uncertainties

In the normal course of business, the Company encounters economic, legal and longevity risk. There are two main components of economic risk that could potentially impact the Company: market risk and concentration of credit risk. Market risk for the Company includes interest rate risk. Market risk also reflects the risk of declines in valuation of the Company’s investments, including declines caused by the selection of increased discount rates associated with the Company’s fair value model for investments in life settlements. It is reasonably possible that future changes to estimates involved in valuing life settlements could change and result in material effects to the future financial statements. Concentration of credit risk includes the risk that an insurance carrier who has issued life insurance policies held by the Company in its portfolio does not remit the amount due under those policies upon policy maturities due to the deteriorating financial condition of the carrier or otherwise. Legal risk includes the risk that statutes define or courts interpret insurable interest in a manner adverse to the Company’s ownership rights in its portfolio of life insurance policies and the risk that courts allow insurance carriers to retain premiums paid by the Company in respect of insurance policies that have been successfully rescinded or contested. Longevity risk refers to the risk that the Company does not experience the mortalities of insureds in its portfolio of life insurance policies that are anticipated to occur on an actuarial basis in a timely manner, which would result in the Company expending additional amounts for the payment of premiums.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The Company adopted ASU 2013-11 effective on January 1, 2014, which required the Company to reclassify a $6.3 million current liability for unrecognized tax benefits to deferred taxes. Adoption of this guidance resulted in the recognition of a $3.7 million tax expense in the Company’s consolidated financial statement of operations for the year ended December 31, 2014, a $2.6 million reduction in the valuation allowance and an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity in 2014.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of December 31, 2014 and 2013, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
			Total	Maximum Exposure
	Assets	Liabilities	Assets	To Loss
December 31, 2014	$314,062	$146,254	$2,384	$2,384
December 31, 2013	$264,596	$124,188	$2,378	$2,378

As of December 31, 2014, 450 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $306.3 million were pledged as collateral under the Revolving Credit Facility. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidated White Eagle in its financial statements for the years ended December 31, 2014 and 2013.

NOTE 4—EARNINGS PER SHARE

As of December 31, 2014, 2013 and 2012, there were 21,402,990, 21,237,166 and 21,206,121 issued and outstanding shares, respectively.

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

The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands except per share data).

	2014	2013	2012
Loss per share:
Numerator:
Net (loss) income from continuing operations	$(5,151)	$51,823	$(42,019)
Net (loss) income from discontinued operations	(369)	13,509	(2,615)

Net (loss) income	$(5,520)	$65,332	$(44,634)

Basic (loss) income per common share:
Basic (loss) income per share from continuing operations	$(0.24)	$2.44	$(1.98)
Basic (loss) income per share from discontinued operations	$(0.02)	$0.64	(0.12)

Basic (loss) income per share available to common shareholders	$(0.26)	$3.08	$(2.10)

Diluted (loss) income per common share:
Diluted (loss) income per share from continuing operations(1)(2)(3)	$(0.24)	$2.44	$(1.98)
Diluted (loss) income per share from discontinued operations(1)(2)(3)	(0.02)	0.64	(0.12)

Diluted (loss) income per share available to common shareholders(1)(2)(3)	$(0.26)	$3.08	$(2.10)

Denominator:

Basic	21,354,567	21,216,487	21,205,747

Add: Restricted stock	—	2,451	—

Diluted(1)(2)(3)	21,354,567	21,218,938	21,205,747

(1)	The computation of diluted EPS did not include 807,949 options and 6,240,521 warrants, 41,060 shares of restricted stock, up to 10,464,941 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 performance shares for the year ended December 31, 2014, as the effect of their inclusion would have been anti-dilutive.
(2)	The computation of diluted EPS did not include 831,282 options and 4,240,521 warrants for the year ended December 31, 2013, as the effect of their inclusion would have been anti-dilutive. The computation of diluted EPS included 2,451 incremental shares of the 17,286 unvested restricted stock outstanding as of December 31, 2013.
(3)	The computation of diluted EPS did not include 487,314 options and 4,240,521 warrants for the year ended December 31, 2012, as the effect of their inclusion would have been anti-dilutive.

NOTE 5—GAIN ON MATURITIES OF LIFE SETTLEMENTS WITH SUBROGATION RIGHTS

In prior periods, the Company experienced maturities in respect of policies that were subject to subrogation claims of the lender protection insurance coverage provider under the Company’s legacy premium finance loan program. These maturities were accounted for as contingent gains in accordance with ASC 450, Contingencies and the Company recognized gains only when all contingencies were resolved. Upon the execution of the Termination Agreement, the lender protection insurance coverage provider released any and all subrogation claims and related salvage rights in the life insurance policies that had been characterized as “Life Settlements with Subrogation rights, net.” As a result of the Termination Agreement described in Note 9, the Company will no longer have any gains on maturities of life settlements with subrogation rights, net. During the year ended December 31, 2012, the Company reported income of $6.1 million net of subrogation expense associated with these maturities. See Note 9, “Termination Agreement.”

NOTE 6—STOCK-BASED COMPENSATION

In 2011, the Company established the Imperial Holdings 2011 Omnibus Incentive Plan (the “Omnibus Plan”) to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides for an aggregate of 1,200,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The outstanding options issued in 2011 expire seven years after the date of grant and were granted with a strike price of $10.75, which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years.

On April 1, 2013, the Company granted 13,759 shares of unrestricted common stock to its outside directors with an aggregate grant date fair value of approximately $57,000 computed in accordance with ASC 718, Compensation-Stock Compensation. During the year ended December 31, 2013, the Company issued 545,000 options to employees at a strike price of $6.94. The Company recognized approximately $765,000 and $1.3 million in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the years ended December 31, 2014 and 2013, respectively. The Company incurred additional stock-based compensation expense of approximately $191,000 and $69,000 relating to restricted stock granted to its board of directors during the years ended December 31, 2014 and 2013, respectively. During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment to the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. The Company will evaluate on a quarterly basis whether it is probable that the Company’s financial performance conditions will be achieved. At December 31, 2014, the Company determined that it was not probable that the performance conditions would be achieved and as a result, no related expense was recognized for the year ended December 31, 2014. Once issued, the performance shares will be subject to a one year vesting period from the date of issuance.

Options

As of December 31, 2014, options to purchase 807,949 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.50 per share. The Company has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

Year Ended December 31, 2013
Expected Volatility	65.50%
Expected Dividend	0%
Expected Term in Years	4.25
Risk Free Rate	0.75%

The following table presents the activity of the Company’s outstanding stock options of common stock for the year ended December 31, 2014:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2014	831,282	$8.46	5.51	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(4,340)	6.94	—	—
Options expired	(18,993)	7.04	5.37	—

Options outstanding, December 31, 2014	807,949	$8.50	4.48	$—

Exercisable at December 31, 2014	650,913	8.88	4.25	—

Unvested at December 31, 2014	157,036	$6.94	5.43	$—

As of December 31, 2014, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

During the year ended December 31, 2014 and 2013, the Company recognized expense of $765,000 and $1.3 million, respectively related to these options. The remaining unamortized amounts of approximately $233,000 will be expensed during 2015.

Restricted Stock

17,286 shares of restricted stock granted to our directors under the Omnibus Plan vested during the year ended December 31, 2013. The fair value of the vested restricted stock was valued at $120,138 based on the closing price of the Company’s shares on the grant date. The Company expensed approximately $52,000 in stock based compensation related to the 17,286 shares of restricted stock during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company granted 41,060 shares of restricted stock to its directors under the Omnibus Plan subject to a one year vesting schedule that commenced on the date of grant. The fair value of the unvested restricted stock was valued at $242,233 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $139,000 related to these 41,060 shares of restricted stock during the year ended December 31, 2014.

The following table presents the activity of the Company’s unvested restricted stock common shares for the year ended December 31, 2014:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2014	17,286
Granted	41,060
Vested	(17,286)
Forfeited	—

Outstanding December 31, 2014	41,060

The aggregate intrinsic value of these awards is $268,000 and the remaining weighted average life of these awards is .43 years as of December 31, 2014.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment to the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. At December 31, 2014, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the year ended December 31, 2014. Once issued, the performance shares will be subject to a one year vesting period from the date of issuance.

The following table presents the activity of the Company’s performance share awards for the year ended December 31, 2014:

Performance Shares	Number of Shares
Outstanding January 1, 2014	—
Awarded	323,500
Vested	—
Forfeited	—

Outstanding December 31, 2014	323,500

Warrants

On February 11, 2011, three shareholders received ownership of warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and the exercisability of the warrant will vest ratably over four years. At December 31, 2014, 3,180,391 warrants were exercisable with a weighted average exercise price of $14.51.

In connection with a settlement of class action litigation arising in connection with the USAO Investigation, the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April of 2014. The estimated fair value as of the measurement date of such warrants was $5.4 million, which is included in stockholders’ equity. The warrants were distributed in October 2014 and have a five-year term from the date they are distributed to the class participants with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

NOTE 7—DISCONTINUED OPERATIONS

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total income	$192	$11,331	$13,995
Total expenses	(793)	(9,133)	(16,610)

Income (loss) before income taxes	(601)	2,198	(2,615)
Income tax benefit	232	—	—

Income (loss) from discontinued operations, net of income taxes	$(369)	$2,198	$(2,615)
Gain on disposal of discontinued operations, net of income taxes	—	11,311	—

Net income (loss) from discontinued operations	$(369)	$13,509	$(2,615)

NOTE 8—INVESTMENT IN LIFE SETTLEMENTS (LIFE INSURANCE POLICIES)

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

As of December 31, 2014 and 2013, the Company owned 607 and 612 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $388.9 million and $303.0 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2014 was 10.7 years. The following table describes the Company’s investments in life settlements as of December 31, 2014 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	4	9,227	12,728
2-3	10	23,202	45,852
3-4	16	29,531	67,735
4-5	19	23,012	65,614
Thereafter	558	303,914	2,739,137

Total	607	$388,886	$2,931,066

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

Premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2014, are as follows (in thousands):

2015	56,846
2016	60,394
2017	66,679
2018	70,583
2019	78,426
Thereafter	1,086,849

$1,419,777

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

NOTE 9— TERMINATION AGREEMENT

On April 30, 2013, the Company and certain of its subsidiaries (together, the “Imperial Parties”) entered into a Master Termination Agreement and Release (the “Termination Agreement”) with CTL Holdings, LLC (“CTL” and together with the Imperial Parties, the “LPIC Parties”) and Lexington Insurance Company (the

“LPIC Provider”). Under the Termination Agreement, the LPIC Parties made a payment of $48.5 million to the LPIC Provider (the “Release Payment”) and the LPIC Provider and the LPIC Parties provided full releases to each other in respect of the lender protection insurance coverage issued by the LPIC Provider and the claims paid by the LPIC Provider in respect of that coverage. With the effectiveness of the Termination Agreement, the LPIC Provider released any and all subrogation claims and related salvage rights in 323 life insurance policies with an aggregate death benefit of approximately $1.6 billion that had previously been kept off-balance sheet as contingent assets for financial reporting purposes in prior periods and that had historically been characterized as “Life Settlements with Subrogation rights, net.”

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

NOTE 10—REVOLVING CREDIT FACILITY

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent, providing for up to $300.0 million in borrowings. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund the Release Payment described in Note 9. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the “Conversion”) and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

Ongoing draws under the Revolving Credit Facility may be used, among other things, to pay premiums on the life insurance policies that have been pledged as collateral under the Revolving Credit Facility. Proceeds from the policies pledged as collateral are distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle.

In connection with the entry into the amended and restated Revolving Credit Facility, a new servicing agreement with respect to the policies pledged under the facility has been entered into with a third party. Prior to the amendment and restatement, a corporate subsidiary acted as servicer.

As of December 31, 2014, 450 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $306.3 million are pledged as collateral under the Revolving Credit Facility.

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. 450 life insurance policies with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $306.3 million are pledged as collateral under the Revolving Credit Facility at December 31, 2014. In addition, the equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At December 31 2014, $139.3 million was undrawn and $1.9 million was available to borrow under the Revolving Credit Facility.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at December 31, 2014 is 5.5%.

Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Revolving Credit Facility debt. Total interest expense on the facility was $8.0 million, which includes $5.8 million withheld from borrowings by the lender and $2.2 million paid by White Eagle, for the year ended December 31, 2014.

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

Remedies. The Revolving Credit Facility and ancillary transaction documents afford the lenders a high degree of discretion in their selection of and implementation of remedies, including strict foreclosure, in relation to any event of default, including a high degree of discretion in determining whether to foreclose upon and liquidate all or any pledged policies, the interests in White Eagle, and the manner of any such liquidation. White Eagle has limited ability to cure events of default through the sale of policies or the procurement of replacement financing.

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

At December 31, 2014, the fair value of the outstanding debt was $145.8 million and the borrowing base was approximately $162.5 million, including $160.7 million in outstanding principal.

As of December 31, 2014, 450 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.3 billion and an estimated fair value of approximately $306.3 million have been pledged as collateral under the Revolving Credit Facility.

There are no scheduled repayments of principal prior to maturity. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

NOTE 11—8.5% SENIOR UNSECURED CONVERTIBLE NOTES

In February 2014, the Company issued $70.7 million in an aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. The Convertible Notes were sold, in part, to certain accredited investors pursuant to Regulation D under the Securities Act of 1933 and, in part, to an initial purchaser who then resold such Convertible Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Convertible Notes were issued pursuant to an indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee. Two members of our Board of Directors, Messrs. Dakos and Goldstein, are affiliated with Bulldog Investors, LLC, who purchased Convertible Notes in the aggregate principal amount of $9.2 million in the offering.

The Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinate to all of our secured indebtedness to the extent of the value of the assets collateralizing such indebtedness. The Convertible Notes are not guaranteed by our subsidiaries.

The maturity date of the Convertible Notes is February 15, 2019. The Convertible Notes accrue interest at the rate of 8.50% per annum on the principal amount of the Notes, payable semi-annually in arrears on August 15 and February 15 of each year.

The Convertible Notes are convertible into shares of common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Notes may be converted into shares of common stock initially at a conversion rate of 147.9290 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $6.76 per share of common stock), subject to adjustment.

The Company may not redeem the Convertible Notes prior to February 15, 2017. On and after February 15, 2017, and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if we call the Convertible Notes for redemption, a make-whole fundamental charge will be deemed to occur. As a result, we will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for holders who convert their notes prior to the redemption date.

The Company determined that an embedded conversion option existed in the Convertible Notes, prior to June 5, 2014, that was required to be separately accounted for as a derivative under ASC 815 which required the Company to bifurcate the embedded conversion option and record it as a liability at fair value and record a debt discount by an equal amount with changes in the fair value of the conversion derivative liability recorded in earnings and the discount on the debt liability, together with the stated interest on the instrument, amortized to interest expense over the life of the debt using the effective interest method.

On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded applicable New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the embedded conversion derivative liability to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes are recorded at accreted value and will continue to be accreted up to the par value of the Notes at maturity.

The fair value of the conversion derivative liability was estimated at June 5, 2014 using a Black Scholes pricing model with the following assumptions:

As of June 5, 2014
Expected Volatility	40.0%
Expected Term in Years	4.7
Risk Free Rate	1.5%

At June 5, 2014, the fair value of the conversion derivative liability was $23.7 million. In accordance with ASC 815, the Company reclassified this amount along with $756,000 of unamortized transaction costs offset by deferred taxes of $8.8 million to stockholders’ equity. As of December 31, 2014, the carrying value of the Notes was $55.9 million. The unamortized debt discount and origination cost of $14.9 million and $2.2 million, respectively, will be amortized over the remaining life of the Convertible Notes, using the effective interest method.

The Company recorded $7.5 million of interest expense on the Convertible Notes, including $5.2 million, $2.0 million and $332,000 from interest, amortizing debt discounts and issuance costs, during the year ended December 31, 2014.

During year ended December 31, 2014, the Company recorded a loss on the change in fair value of the conversion derivative liability of $6.8 million.

NOTE 12—12.875% SENIOR SECURED NOTES

On November 10, 2014 (the “Initial Closing Date”), the Company, as issuer, entered into an indenture with certain of its subsidiaries, Harbordale, LLC, Imperial Finance & Trading, LLC, Imperial Life and Annuity Services, LLC, Imperial Litigation Funding, LLC, Imperial Premium Finance, LLC, Red Reef Alternative Investments, LLC and Washington Square Financial, LLC, as guarantors (the “Guarantors”), and Wilmington Trust Company, as indenture trustee. The indenture provides for the issuance of up to $100 million in senior secured notes (the “Secured Notes”), of which $25 million was issued by the Company on the Initial Closing Date. The Secured Notes issued on the Initial Closing Date were issued at 96% of their face amount and were purchased under a note purchase agreement (the “Note Purchase Agreement”) with the Company and the Guarantors by an affiliate of Indaba Capital Management, L.P. (the “Purchaser”) in a private transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. The Note Purchase Agreement gives the Purchaser the right, subject to applicable law, to appoint one director to Imperial’s board of directors so long as it maintains a voting percentage of at least 5% of Imperial’s common stock and holds at least $25 million in principal amount or market value of Imperial’s debt.

Interest on issued Secured Notes accrues at 12.875% per annum and all Secured Notes issued under the indenture will mature on November 10, 2017 although Imperial may elect to extend the maturity date by an additional 12 months (the “Extended Term”) and, if elected, interest on the Secured Notes will accrue at 14.5% during the Extended Term. The Secured Notes may not be optionally redeemed by the Company for one year from the Initial Closing Date. Between the first and second anniversary of the Initial Closing Date, the Company may optionally redeem the Secured Notes at 106% of the principal amount redeemed and thereafter at 104%, in each case, plus accrued and unpaid interest on the Secured Notes to the date of redemption. If the Company does not elect the Extended Term, Secured Notes may be optionally redeemed within 60 days of the Initial Maturity at par plus accrued and unpaid interest up to the Initial Maturity. The Senior Notes are subject to mandatory prepayment provisions upon the issuance of additional debt and asset sales. In addition to usual and customary affirmative and negative covenants restricting additional debt, creation of liens, transactions with affiliates, and restrictions on certain payments and investments, the indenture governing the Secured Notes requires the Company to maintain a net worth of no less than $100 million and cash and cash equivalents of at least $20 million.

The Secured Notes are guaranteed by the Guarantors and are secured by substantially all of the Company’s and Guarantors’ assets, other than those securing the Revolving Credit Facility, including cash on account as well as the Company’s life insurance policies that are not pledged as collateral under the Revolving Credit Facility. The Secured Notes are also secured by pledges of the equity interests of the Guarantors and by pledges of 65% of their first tier foreign subsidiaries. As of December 31, 2014, 157 life insurance policies owned by the Company with an aggregate death benefit of approximately $679.2 million and an estimated fair value of approximately $82.6 million have been pledged as collateral as security for the Secured Notes.

The Company may issue, and the Purchaser will be obligated to purchase, up to an additional $75 million in aggregate principal amount of Secured Notes in $25 million increments during the period ending on the 12-month anniversary of the Initial Closing Date provided certain performance conditions are met (in addition to usual and customary conditions precedent). The Company must deploy $25 million in investments following the Initial Closing Date to be eligible to issue the next $25 million of Secured Notes. Thereafter, the remaining $50 million in aggregate principal amount of Secured Notes may only be issued if the Company satisfies certain book and market value targets. Fees and expenses paid by the Company at closing were approximately $1.8 million. Additionally, the Company will pay a draw-down fee of 1% of the amount of any subsequent issuance of Secured Notes and will pay a monthly unused fee on the unissued Secured Notes at a per annum rate of 1%. See Note 20, “Subsequent Events.”

As of December 31, 2014, the outstanding principal balance of the Secured Notes was $25.0 million. The Company recorded $694,000 of interest expense on the Secured Notes, including $592,000. $36,000 and $66,000 from interest, amortizing debt discounts and issuance costs, during the year ended December 31, 2014.

NOTE 13—FAIR VALUE MEASUREMENTS

We carry investments in life settlements, certain structured settlements, and the Revolving Credit Facility debt at fair value in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$388,886	$388,886
Structured settlement receivables	—	—	384	384

	$—	$—	$389,270	$389,270

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$145,831	$145,831

	$—	$—	$145,831	$145,831

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2013, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$302,961	$302,961
Structured settlement receivables	—	—	660	660

	$—	$—	$303,621	$303,621

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2013, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$123,847	$123,847

	$—	$—	$123,847	$123,847

The Company values its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is generally believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed although the Company believes that this risk premium has been declining.

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 12/31/14	Aggregate death benefit 12/31/2014	Valuation Technique (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$59,505	$254,287	Discounted cash flow	Discount rate	14.80% - 20.80%
				Life expectancy evaluation	(7.8 years)
Premium financed	$329,381	$2,676,779	Discounted cash flow	Discount rate	16.05% - 25.80%

				Life expectancy evaluation	(11.0 years)
Investment in life settlements	$388,886	$2,931,066	Discounted cash flow	Discount rate	(17.77%)
				Life expectancy evaluation	(10.7 years)

Structured settlements receivables	$384	N/A	Discounted cash flow	Facility sales discount rates	8.66%

				Discount rate	23.89%
Note payable	$145,831	N/A	Discounted cash flow	Life expectancy evaluation	(10.4 years)

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

The Company currently obtains its life expectancy reports from two life expectancy report providers, AVS Underwriting LLC (“AVS”) and 21st Services, LLC (“21st Services”). In the first quarter of 2013, 21st Services announced revisions to its underwriting methodology. According to 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. As of December 31, 2014, the Company received 477 updated life expectancy reports from 21st Services, of which 441 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 17.74% and, based on this sample, for the year ended December 31, 2014, the Company increased the life expectancies furnished by 21st Services by 17.74% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the number of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

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

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$327,556	$(61,330)
-	$388,886	—
-6	$455,430	$66,544

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At December 31, 2014, the Company had nineteen life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of December 31, 2014:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	22.8%	20.1%	A1	AA-
Transamerica Life Insurance Company	22.0%	20.5%	A1	AA-

Estimated risk premium

As of December 31, 2014, the Company owned 607 policies with an aggregate investment in life settlements of $388.9 million. Of these 607 policies, 553 were premium financed and are valued using discount rates that range from 16.05% to 25.80%. The remaining 54 policies, which are non-premium financed, are valued using discount rates that range from 14.80% to 20.80%. As of December 31, 2014, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 17.77%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
17.27%	-0.50%	$399,523	$10,637
17.77%	—	$388,886	$—
18.27%	0.50%	$378,709	$(10,177)

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

Structured settlement receivables—All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. We made this election because it was our intention to sell these assets within twelve months of acquisition. Structured settlements are purchased at effective yields that are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As December 31, 2014, the Company had 17 structured settlements with an estimated fair value of $384,000 and an average sales discount rate of 8.66%.

Revolving Credit Facility debt—In connection with the Revolving Credit Facility, 450 policies are pledged by White Eagle to serve as collateral for its obligations under the facility. Absent an event of default under the Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

If all of the insured lives in the life settlement portfolio pledged under the Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Revolving Credit Facility debt	Change in Value
+6	$124,054	$(21,777)
-	$145,831	—
-6	$168,975	$23,144

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

Market interest rate sensitivity analysis of Revolving Credit Facility debt

The extent to which the fair value of the Revolving Credit Facility debt could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by  1⁄2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Revolving Credit Facility debt as of December 31, 2014 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Revolving Credit Facility debt	Change in Value
23.39%	-0.50%	$148,613	$2,782
23.89%	—	$145,831	$—
24.39%	0.50%	$143,142	$(2,689)

Future changes in the discount rates could have a material effect on the fair value of our Revolving Credit Facility debt, which could have a material adverse effect on our business, financial condition and results of our operations.

At December 31, 2014, the fair value of the debt was $145.8 million and the outstanding principal was approximately $160.7 million.

Senior Unsecured Convertible Notes- The Company determined that an embedded conversion option in the Convertible Notes was required to be separately accounted for as a derivative under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). ASC 815 required the Company to bifurcate the embedded conversion option and record it as a liability at fair value and reduce the debt liability by a corresponding discount of an equivalent amount. The Company used a Black Scholes pricing model that incorporates present valuation techniques and reflect both the time value and the intrinsic value of the embedded conversion option to approximate the fair value of the conversion derivative liability at the end of each reporting period. This model required assumptions as to expected volatility, dividends, terms, and risk free rates.

In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. See Note 11, “8.50% Senior Unsecured Convertible Notes.” Although we believe our valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.

Changes in Fair Value

The following tables provide a roll-forward in the changes in fair value for the year ended December 31, 2014, for all assets and liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2014	$302,961
Purchase of policies	16,296
Change in fair value	44,128
Matured/lapsed/sold polices	(29,957)
Premiums paid	55,458
Transfers into level 3	—
Transfers out of level 3	—

Balance, December 31, 2014	$388,886

Changes in fair value included in earnings for the period relating to assets held at December 31, 2014	$22,597

The following tables provide a roll-forward in the changes in fair value for the year ended December 31, 2014, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Revolving Credit Facility debt:
Balance, January 1, 2014	$123,847
Draws under the revolving credit facility	57,233
Payments on credit facility	(29,777)
Unrealized change in fair value	(5,472)
Transfers into level 3	—
Transfer out of level 3	—

Balance, December 31, 2014	$145,831

Changes in fair value included in earnings for the period relating to liabilities at December 31, 2014	$(5,472)

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

There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2014 and 2013.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases office space under a new lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $225,100, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $513,000, $438,000 and $528,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum payments under operating leases for each of the five succeeding years and thereafter subsequent to December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$171
2016	234
2017	240
2018	248
2019	255
Thereafter	196

$1,344

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

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses. The Company recognized indemnification expenses of $2.1 million and $2.8 million during the years ended December 31, 2014 and 2013, respectively.

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

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of December 31, 2014, the Company had 39 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

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

In addition, settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation require Imperial to advance legal fees to and indemnify certain individuals. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations. Excluding expenses of general external legal service providers, USAO litigation-related fees (inclusive of indemnification and advancement expenses) of $5.0 million and $4.5 million were recognized for the years ended December 31, 2014 and 2013, respectively.

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

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. (“Sun Life Case”), asserting, among other things, that at least 28 life insurance policies issued by Sun Life and owned by the Company through certain of its subsidiaries were invalid The Sun Life complaint, as amended, asserted the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, (2) conspiracy to violate the RICO Act, (3) common law fraud, (3) civil conspiracy, (4) aiding and abetting fraud, (5) civil conspiracy to commit fraud, (6) tortious interference with contractual obligations, and (7) a declaration that the policies ar issue were void. Following the filing of a motion by the Company to dismiss the Sun Life Case, on December 9, 2014, the Court dismissed counts (2), (4), (5), (6) and (7), with prejudice. The Company then filed a motion for summary judgment on the remaining counts. On February 4, 2015, the Court issued an order (the “Order”) granting the Company’s motion for summary judgment on counts (1) and (3), resulting in the Company prevailing on all counts in the Sun Life Case.

On July 29, 2013, the Company filed a separate complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada (“Imperial Case”), which was subsequently consolidated with the Sun Life Case. The Imperial complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30 million in addition to an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint, which was denied by the Court as part of the Order. The trial in the Imperial Case is currently set to commence on August 3, 2015. The Court granted Sun Life an extension up to March 19, 2015 to file an Answer in the Imperial Case.

On February 26, 2015, Sun Life filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit from the District Court’s February 4th Order, which denied Sun Life’s motion to dismiss.

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”), the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000. On June 4, 2013, IPF filed a Notice of Appeal and oral argument was held before the Eleventh Circuit Court of Appeals on October 7, 2014. On February 26, 2015, the Eleven Circuit Panel affirmed the District Court’s order. The Company recorded a reserve of $850,000 that is included in other liabilities as of December 31, 2014 and 2013.

IRS Investigation

The Internal Revenue Service (“IRS”) Criminal Investigation Division notified the Company in February 2014 that it is conducting an investigation related to the Company and its legacy structured settlements business. The Company believes that it has been cooperating with the investigation and is unable, at this time, to predict what action, if any, might be taken in the future by the IRS or what impact, if any, the cost of providing information and documents might have on the Company’s financial condition, results of operations, or cash flows. If the investigation results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, its results of operations, or its cash flows. The Company has not established any provision for losses in respect to this matter.

Class Action Litigation

On January 20, 2015, a purported shareholder of the Company filed a putative class action complaint against the Company, and the individual members of the Board of Directors, in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, entitled Harry Rothenberg v. Imperial Holdings, Inc., et al. (“Rothenberg Complaint”), The Rothenberg Complaint alleges breaches of fiduciary duties of due care and seeks to invalidate the bylaw amendment adopted by the Board of Directors on October 30, 2014, which requires current and former shareholders who wish to file a class or derivative action against the Company, its directors or its officers to first obtain written consent from other shareholders beneficially owning at least 3% of the outstanding shares of the Company. The Company has not established any provision for losses in respect of this matter.

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

NOTE 16—STOCKHOLDERS’ EQUITY

The Company has reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 807,949 options to purchase shares of common stock granted to existing employees were outstanding as of December 31, 2014, and 41,060 shares of restricted stock had been granted to directors under the plan subject to vesting.

On June 5, 2014, upon receipt of shareholder approval, the Company reclassified the embedded derivative contained in its Convertible Notes to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. This resulted in an increase to additional paid-in-capital of $14.1 million, net of taxes on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2014. See Note 11, 8.50% Senior Unsecured Convertible Notes.

In connection with the settlement of derivative litigation, the Company issued 125,628 shares of the Company’s stock, which were issued in the first quarter of 2014 and are included in stockholders’ equity.

In connection with the settlement of class litigation filing in connection with the USAO Investigation, the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April 2014 and were distributed in October 2014. The estimated fair value at the measurement date of such warrants was $5.4 million, which is included in stockholder’s equity. The warrants have a five-year term from the date of their distribution with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

During the year ended December 31, 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment to the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. As a result, the Company determined that it is not probable that the performance conditions will be achieved and no related expense was recognized for the year ended December 31, 2014. The performance shares will be subject to a one year vesting period from the date of issuance.

Exclusive of those performance shares awarded to our named executive officers that are not subject to shareholder approval of an amendment to the Plan at the Company’s 2015 annual meeting, there were 316,439 securities remaining for future issuance under the Omnibus Plan as of December 31, 2014.

During the year ended December 31, 2014, the Company adopted ASU No. 2013-11, resulting in an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2014. See Note 2, Summary of Significant Accounting Policies.

NOTE 17—EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan that covers employees that have reached 18 years of age and completed three months of service. The plan provides for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. For the years ended December 31, 2014, 2013 and 2012, there were no employer contributions made.

NOTE 18—SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our unaudited consolidated financial data regarding continuing operations for each quarter of fiscal 2014 and 2013 (in thousands). This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations (in thousands).

	Fiscal 2014
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
Total income	13,602		8,996	(3,617)	24,835
(Loss)/income from continuing operations before taxes	658		(10,474)	(6,499)	11,289
Net (loss)/income from continuing operations	(3,318	)(2)	(6,281)	(4,264)	8,712
EPS from continuing operations:
Basic	$(0.16)		$(0.29)	$(0.20)	$0.41
Diluted	$(0.16)		$(0.29)	$(0.20)	$0.32	(1)

(1)	The sum of the diluted earnings per share amounts for each quarter in fiscal 2014 do not equal the amount presented in the statement of operations for the year ended December 31, 2014 due to the Company having a net loss for the year ended December 31, 2014 and therefore all common stock equivalents were antidilutive.
(2)	The Company recorded an income tax expense of $3.7 million, in the first quarter of 2014 upon the adoption of ASU 2013-11.

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	2,160	65,637	14,809	6,472
(Loss)/income from continuing operations before income taxes	(5,296)	47,154	6,106	3,898
Net (loss)/income from continuing operations	(5,336)	47,154	6,106	3,899
EPS from continuing operations:
Basic	$(0.25)	$2.22	$0.29	$0.18
Diluted	$(0.25)	$2.22	$0.29	$0.18

NOTE 19—INCOME TAXES

The provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	12/31/2014	12/31/2013	12/31/2012
Continuing operations	$125	$39	$(39)
Discontinued operations	(232)	—	—

Provision (benefit) for income taxes	$(107)	$39	$(39)

Current
Federal	$—	$—	$—
State	—	—	—

	—	—	—
Deferred
Federal	5,214	17,182	(13,513)
State	(2,522)	2,857	(2,247)

	2,692	20,039	(15,760)
Valuation allowance (decrease) increase	$(2,567)	$(20,000)	$15,721

Provision (benefit) for income taxes from continuing operations	$125	$39	$(39)

U.S. and foreign components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	12/31/2014	12/31/2013	12/31/2012
U.S.	$(10,824)	$51,862	$(42,058)
Foreign	5,798	—	—

	$(5,026)	$51,862	$(42,058)

The Company’s actual provision (benefit) for income taxes from continuing operations differ from the Federal expected income tax provision as follows (in thousands):

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Tax provision (benefit) at statutory rate	$(1,759)	35.00%	$18,152	35.00%	$(14,720)	35.00%
Increase (decrease) in taxes resulting from:
State tax (net of federal benefit)	(364)	7.24	1,857	3.58	(1,462)	3.48
Impact of rate changes	(1,851)	36.84	—	—	—	—
Permanent items	371	(7.40)	30.00	0.06	422	(1.00)
Adoption of ASU 2013-11	6,295	(125.26)	—	—	—	—
Valuation allowance (decrease) increase	(2,567)	51.08	(20,000)	(38.56)	15,721	(37.39)

Provision (benefit) for income taxes	$125	(2.50)%	$39	0.08%	$(39)	0.09%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Federal and State net operating loss carryforward	$28,864	$28,639
Litigation reserves	328	2,990
Revolving credit facility	1,735	1,038
Other	722	1,226

Total gross deferred tax assets	31,649	33,893
Less valuation allowance	—	(2,567)

Total deferred tax assets	31,649	31,326
Deferred tax liabilities:
Unrealized gains on life and structured settlements	30,201	26,830
Gain on structured settlements deferred for tax purposes	4,443	4,496
Convertible debt discount	5,733	—

Total deferred tax liabilities	40,377	31,326

Total net deferred tax asset (liability)	$(8,728)	$—

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a full deferred tax valuation allowance was established against its net deferred tax assets as of December 31, 2013. However, during the year ended December 31, 2014, the Company eliminated the valuation allowance upon the adoption of guidance provided in ASU No. 2013-11. The change in the valuation allowance was recognized as a charge (benefit) to income tax expense.

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

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the periods ended December 31, 2013 and 2012 we increased (reduced) our deferred tax valuation allowance from continuing operations by $56,000 and $39,000 respectively to reflect the taxable income associated with unrealized gains in accumulated other comprehensive income.

The Federal and state NOL generated by the Company since its conversion to a corporation was approximately $80.0 million that expire beginning in 2031.

Prior to the Company’s initial public offering in 2011, one of the founding members entered into a reorganization that allowed the Company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of net operating loss carryovers (“NOLs”). The utilization of the acquired NOLs is subject to an annual limitation based on the value of the Company at the time they were acquired. These NOLs expire starting in 2028.

The Company’s income tax returns for all years are subject to examination. Various state jurisdiction tax years also remain open to examination.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

A reconciliation of the total amounts of unrecognized benefits at the beginning and end of the period was as follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Balance as of beginning of period	$6,295	$6,295	$6,295
Additions based on tax positions taken in the current year	—	—	—
Reductions of tax positions for prior years	—	—	—

Balance as of end of period	$6,295	$6,295	$6,295

The unrecognized benefit is reflected as a reduction of the deferred tax asset related to the Federal and State net operating loss carryforward. The recognition of the unrecognized tax benefits would result in a $6,295,000 decrease in the Company’s effective tax rate.

NOTE 20—SUBSEQUENT EVENTS

On January 21, 2015, the Company issued an additional $25 million in aggregate principal amount of Secured Notes at 96% of their face amount and sold the additional Secured Notes in a private transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. Estimated fees and expenses payable by the Company in connection with the closing of the issuance were $275,000.

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

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement, dated as of October 25, 2013, between Majestic Opco L.L.C. and the Registrant.	8-K	2.1	10/28/13

3.1	Articles of Incorporation of Registrant.	S-1/A	3.1	10/1/10

3.2	Amended and Restated Bylaws of Registrant.	8-K	3.2	11/3/14

4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10

4.2	Indenture, dated as of February 21, 2014, by and among the Registrant and U.S. Bank, National Association, as indenture trustee.	8-K	4.1	2/19/14

4.3	Indenture, dated as of November 10, 2014, by and among the Registrant, the guarantors named therein and Wilmington Trust, National Association, as indenture trustee.	10-Q	4.1	11/10/14

10.1†	Employment Agreement between the Registrant and Antony Mitchell dated November 8, 2010.	S-1/A	10.1	11/10/10

10.2†	Employment Agreement between the Registrant and Richard O’Connell dated December 31, 2013 and effective January 1, 2014.	8-K	10.1	12/30/13

10.3†	Employment Agreement between the Registrant and Miriam Martinez dated December 31, 2013 and effective January 1, 2014.	8-K	10.2	12/30/13

10.4†	Employment Agreement between the Registrant and Michael Altschuler dated December 31, 2013 and effective January 1, 2014.	8-K	10.3	12/30/13

E-1

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.5	Separation Agreement and General Release of Claims between the Registrant and Jonathan Neuman, dated April 26, 2012.	8-K	10.2	4/30/12

10.6†	Imperial Holdings 2010 Omnibus Incentive Plan.	S-1/A	10.6	10/1/10

10.7†	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	10-Q	10.7	8/13/13

10.8†	2010 Omnibus Incentive Plan Form Performance Share Award Agreement.	8-K	10.1	6/9/14

10.9	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10

10.10	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10

10.11	Non-Prosecution Agreement between the Registrant and the United States Attorney’s Office for the District of New Hampshire, dated April 30, 2012.	8-K	10.1	4/30/12

10.12††	Amended and Restated Loan and Security Agreement, dated May 16, 2014, among White Eagle Asset Portfolio, L.P., as borrower, Imperial Finance & Trading, LLC, as initial servicer, initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.	10-Q	10.1	7/30/14

10.13††	Master Termination Agreement and Release, effective as of April 30, 2013, by and among Lexington Insurance Company, Imperial Holding, Inc., Imperial PFC Financing, LLC, Imperial PFC Financing II, LLC, Imperial Life Financing II, LLC, Imperial Life & Annuity Services, LLC, Imperial Premium Finance, LLC and CTL Holdings, LLC.	10-Q	10.5	8/13/13

10.14	Note Purchase Agreement, dated as of November 10, 2014 by and among the Registrant, the guarantors named therein and Indaba Capital Fund, L.P., as purchaser.	10-Q	10.1	11/10/14

21.1	Subsidiaries of the Registrant.				*

23.1	Consent of Grant Thornton LLP.				*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

E-2

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101	Interactive Data Files.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

††	Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 not filed for such purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.
†	Management compensatory arrangement.

E-3