Form 10-Q
period 2015-03-31
IMPERIAL HOLDINGS, INC.
filed 2015-05-06
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 5, 2015, the Registrant had 21,402,990 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED March 31, 2015

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our ability to meet our debt service obligations;

•	our ability to obtain financing on favorable terms or at all;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facility;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings under our revolving credit facility and additional issuances of our secured notes;

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors;

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	continuing costs associated with indemnification and cooperation obligations related to the investigation into our legacy premium finance business by the United States Attorneys’ Office for the District of New Hampshire (“USAO”) (the “USAO Investigation”), an investigation by the U.S. Securities and Exchange Commission (“SEC”) (the “SEC Investigation”) and an investigation by the Internal Revenue Services (“IRS”) (the “IRS Investigation”);

•	adverse developments, including financial ones, associated with the USAO Investigation, the SEC Investigation and for the IRS Investigation, other litigation and judicial actions or similar matters;

•	loss of business due to negative press from the non-prosecution agreement executed in connection with the USAO Investigation, the SEC Investigation, the IRS Investigation, litigation or otherwise;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the life insurance policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	increases in premiums on life insurance policies that we own;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption of our information technology systems;

•	loss of the services of any of our executive officers; and

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and other factors.

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. See “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2014. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

All statements in this Form 10-Q to “Imperial,” “Company,” “we,” “us,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$34,438	$51,166
Cash and cash equivalents (VIE Note 4)	5,166	3,751
Prepaid expenses and other assets	2,247	1,502
Deposits - other	1,365	1,340
Deposits on purchases of life settlements	346	1,630
Structured settlement receivables, at estimated fair value	377	384
Structured settlement receivables at cost, net	597	597
Investment in life settlements, at estimated fair value	114,952	82,575
Investment in life settlements, at estimated fair value (VIE Note 4)	314,598	306,311
Receivable for maturity of life settlements	741	—
Receivable for maturity of life settlements (VIE Note 4)	3,447	4,000
Fixed assets, net	341	355
Investment in affiliates	2,384	2,384
Deferred debt costs, net	3,971	3,936

Total assets	$484,970	$459,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$7,050	$6,140
Accounts payable and accrued expenses (VIE Note 4)	585	423
Other liabilities	1,333	1,256
Interest payable - senior unsecured convertible notes (Note 10)	768	2,272
Senior unsecured convertible notes, net of discount (Note 10)	56,494	55,881
Interest payable - senior secured notes (Note 11)	423	261
Senior secured notes, net of discount (Note 11)	48,153	24,036
Revolving Credit Facility debt, at estimated fair value (VIE Note 4)	152,498	145,831
Deferred tax liability	6,692	8,728

Total liabilities	273,996	244,828
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized; 21,402,990 issued and outstanding as of March 31, 2015 and December 31, 2014)	214	214
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of March 31, 2015 and December 31, 2014)	—	—
Additional paid-in-capital	266,898	266,705
Accumulated deficit	(56,138)	(51,816)

Total stockholders’ equity	210,974	215,103

Total liabilities and stockholders’ equity	$484,970	$459,931

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Income
Interest income	$6	$2
Loss on life settlements, net	—	(360)
Change in fair value of life settlements (Notes 8 & 12)	12,912	13,956
Other income	62	4

Total income	12,980	13,602

Expenses
Interest expense	6,278	2,801
Change in fair value of Revolving Credit Facility debt (Notes 9 & 12)	4,139	1,129
Change in fair value of conversion derivative liability (Notes 10 & 12)	—	2,062
Personnel costs	1,728	2,168
Legal fees	3,761	2,844
Professional fees	2,323	1,171
Insurance	346	423
Other selling, general and administrative expenses	507	346

Total expenses	19,082	12,944

(Loss) income from continuing operations before income taxes	(6,102)	658
(Benefit) provision for income taxes	(1,937)	3,976

Net loss from continuing operations	$(4,165)	$(3,318)

Discontinued Operations:
Loss from discontinued operation	(256)	(19)
(Benefit) provision for income taxes	(99)	—

Net loss from discontinued operations	$(157)	$(19)

Net loss	$(4,322)	$(3,337)

Basic and diluted loss per share:
Continuing operations	$(0.19)	$(0.16)
Discontinued operations	$(0.01)	$—

Net loss	$(0.20)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	21,361,930	21,344,112

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2015

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
	(in thousands, except share data)
Balance, January 1, 2015	21,402,990	$214	$266,705	$(51,816)	$215,103
Comprehensive loss	—	—	—	(4,322)	(4,322)
Stock-based compensation	—	—	193	—	193

Balance, March 31, 2015	21,402,990	$214	$266,898	$(56,138)	$210,974

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net loss	$(4,322)	$(3,337)
Adjustments to reconcile net loss to net cash used in operating activates:
Depreciation and amortization	24	26
Revolving Credit Facility financing cost and fees	1,839	1,330
Amortization of discount and deferred costs for senior unsecured convertible notes	705	299
Amortization of discount and deferred costs for senior secured notes	245	—
Stock-based compensation expense	193	370
Change in fair value of life settlements	(12,912)	(13,956)
Unrealized change in fair value of structured settlements	(8)	(8)
Change in fair value of Revolving Credit Facility debt	4,139	1,129
Loss on life settlements, net	—	360
Interest income	(33)	(29)
Change in fair value of conversion derivative liability	—	2,062
Deferred income tax	(2,036)	3,976
Change in assets and liabilities:
Restricted cash	—	13,506
Deposits - other	(25)	250
Investment in affiliates	—	(7)
Structured settlement receivables	42	559
Prepaid expenses and other assets	(742)	(1,203)
Accounts payable and accrued expenses	1,072	2,192
Other liabilities	85	(13,808)
Interest payable	(1,341)	668

Net cash used in operating activities	(13,075)	(5,621)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(8)	(2)
Purchase of investments in life settlements	(23,781)	—
Premiums paid on investments in life settlements	(15,529)	(13,264)
Proceeds from sale of investments in life settlements, net	—	2,858
Proceeds from maturity of investments in life settlements	13,000	—
Deposits on purchase of investments in life settlement	(346)	—

Net cash used in investing activities	(26,664)	(10,408)

Cash flows from financing activities
Payment of finance lease obligations	(8)	—
Borrowings from Revolving Credit Facility	9,723	13,374
Repayment of borrowings under Revolving Credit Facility	(9,034)	(6,006)
Proceeds from senior unsecured convertible notes, net	—	67,892
Deferred cost	(5)	—
Proceeds from senior secured notes, net	23,750	—

Net cash provided by financing activities	24,426	75,260

Net (decrease) increase in cash and cash equivalents	(15,313)	59,231
Cash and cash equivalents, at beginning of the period	54,917	22,699

Cash and cash equivalents, at end of the period	$39,604	$81,930

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$5,013	$499

Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$1,839	$1,608

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2015

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. (with its subsidiaries, the “Company” or “Imperial”) on February 3, 2011, in connection with the Company’s initial public offering.

Incorporated in Florida, Imperial, through its subsidiaries, owns a portfolio of 632 life insurance policies, also referred to as life settlements, with a fair value of $429.6 million and an aggregate death benefit of approximately $3.0 billion at March 31, 2015. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 446 of these policies, with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $314.6 million at March 31, 2015 are pledged under a $300.0 million, 15-year revolving credit agreement (the “Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”). The majority of the Company’s other assets, including the 186 policies that are not pledged as collateral under the Revolving Credit Facility, with an aggregate death benefit of approximately $762.6 million and an estimated fair value of approximately $115.0 million at March 31, 2015 are pledged as collateral under an indenture governing $50.0 million in aggregate principal amount of 12.875% Senior Secured Notes issued by the Company (the “Secured Notes”).

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiaries in connection with the Revolving Credit Facility. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 446 policies.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2015. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business to Majestic Opco L.L.C for $12.0 million pursuant to an Asset Purchase Agreement.

As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of March 31, 2015 and December 31, 2014, and the related consolidated statements of operations for each of the three months ended March 31, 2015 and 2014, and the related notes to the consolidated financial statements reflect the classification of our structured settlement business operating results as discontinued operations. See Note 7, “Discontinued Operations,” for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

Derivative Instruments

In February 2014, the Company issued and sold $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the “Convertible Notes”). Prior to shareholder approval on June 5, 2014 to issue shares of common stock upon conversion of the Convertible Notes in excess of New York Stock Exchange limits for share issuances without shareholder approval, the Convertible Notes contained an embedded derivative feature. In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, derivative instruments are recognized as either assets or liabilities on the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract, such as the Convertible Notes, are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determined the fair value of its embedded derivative based upon available market data and unobservable inputs using a Black Scholes pricing model. In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes are recorded at accreted value and will continue to be accreted up to the par value of the Convertible Notes at maturity. See Note 10, 8.50% Senior Unsecured Convertible Notes.

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

(3) Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for the Company and did not have a significant impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements or related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30).” This standard provides guidance on the balance sheet presentation for debt issuance costs and debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of March 31, 2015 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
March 31, 2015	$323,211	$153,083	$2,384	$2,384
December 31, 2014	$314,062	$146,254	$2,384	$2,384

As of March 31, 2015, 446 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $314.6 million were pledged as collateral under the Revolving Credit Facility. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidated White Eagle in its financial statements for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014.

(5) Earnings Per Share

As of March 31, 2015 and 2014, there were 21,402,990 and 21,362,794 issued and outstanding shares of common stock, respectively.

Basic net income per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, as applicable

The following tables reconcile actual basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands except share and per share data).

	For the Three Months Ended March 31,
	2015(1)	2014(2)
Loss per share:
Numerator:
Net loss from continuing operations	$(4,165)	$(3,318)
Net loss from discontinued operations	$(157)	$(19)

Net loss	$(4,322)	$(3,337)

Basic and diluted loss per common share:
Basic and diluted loss from continuing operations	$(0.19)	$(0.16)
Basic and diluted loss from discontinued operations	$(0.01)	$—

Basic and diluted loss per share available to common shareholders	$(0.20)	$(0.16)
Denominator:

Basic and diluted	21,361,930	21,344,112

(1)	The computation of diluted EPS does not include 794,617 options, 6,240,521 warrants, up to 10,464,941 shares of underlying common stock issuable upon conversion of the Convertible Notes, 41,060 shares of restricted stock and 323,500 performance shares for the three months ended March 31, 2015, as the effect of their inclusion would have been anti-dilutive.
(2)	The computation of diluted EPS does not include 816,116 options, 4,240,521 warrants, up to 10,464,941 shares of underlying common stock issuable upon conversion of the Convertible Notes and 17,286 shares of restricted stock for the three months ended March 31, 2014, as the effect of their inclusion would have been anti-dilutive.

(6) Stock-based Compensation

In 2011, the Company established the Imperial Holdings 2011 Omnibus Incentive Plan (the “Omnibus Plan”) to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides for an aggregate of 1,200,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. The outstanding options issued in 2011 expire seven years after the date of grant and were granted with a strike price of $10.75, which was the offering price of our initial public offering or fair market value (closing price) of the stock on the date of grant and vest over three years. The Company has submitted to shareholders for approval a proposal to amend and restate the Omnibus Plan to, among other things, increase the shares authorized for issuance by 1,500,000 shares creating a maximum share pool of 2,700,000.

During the year ended December 31, 2013, the Company issued 545,000 options to employees at a strike price of $6.94. The Company recognized approximately $134,000 and $340,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended March 31, 2015 and 2014, respectively. The Company incurred additional stock-based compensation expense of approximately $59,000 and $30,000 relating to restricted stock granted to its board of directors during the three months ended March 31, 2015 and 2014, respectively. During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amended and restated Omnibus Plan to be considered at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. The Company evaluates on a quarterly basis whether it is probable that the Company’s financial performance conditions will be achieved. At March 31, 2015, the Company determined that it was not probable that the performance conditions would be achieved and as a result, no related expense was recognized for the three months ended March 31, 2015.

Options

As of March 31, 2015, options to purchase 794,617 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.49 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the three months ended March 31, 2015:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2015	807,949	$8.50	4.48	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	(13,332)	$9.23	3.80	—

Options outstanding, March 31, 2015	794,617	$8.49	4.24	—

Exercisable at March 31, 2015	637,581	$8.87	4.01	—

Unvested at March 31, 2015	157,036	$6.94	5.19	—

As March 31, 2015, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

During the three months ended March 31, 2015 and 2014, the Company recognized expense of $134,000 and $340,000, respectively, related to these options. The remaining unamortized amounts of approximately $100,000 will be expensed during the remainder of 2015.

Restricted Stock

17,286 shares of restricted stock granted to our directors under the Omnibus Plan vested during the year ended December 31, 2014. The fair value of the vested restricted stock was valued at $120,138 based on the closing price of the Company’s shares on the day prior to grant date. The Company expensed approximately $30,000 in stock-based compensation related to the 17,286 shares of restricted stock during the three months ended March 31, 2014.

During 2014, 41,060 shares of restricted stock granted to our directors under the Omnibus Plan remained subject to a one year vesting schedule that commenced on the date of grant. The fair value of the unvested restricted stock was valued at $242,233 based on the closing price of the Company’s shares on the day prior to the grant date. The Company expensed approximately $59,000 in stock based compensation related to these 41,060 shares of restricted stock during the three months ended March 31, 2015.

The following table presents the activity of the Company’s unvested restricted stock common shares for the three months ended March 31, 2015:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2015	41,060
Granted	—
Vested	—
Forfeited	—

Outstanding March 31, 2015	41,060

The aggregate intrinsic value of these awards is $286,000 and the remaining weighted average life of these awards is .18 years as of March 31, 2015.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amended and restated Omnibus Plan to be considered at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. At March 31, 2015, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the three months ended March 31, 2015. Once issued, the performance shares will be subject to a one year vesting period from the date of issuance.

The following table presents the activity of the Company’s performance share awards for the three months ended March 31, 2015:

Performance Shares	Number of Shares
Outstanding January 1, 2015	323,500
Awarded	—
Vested	—
Forfeited	—

Outstanding March 31, 2015	323,500

Warrants

On February 11, 2011, three shareholders received ownership of warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and the exercisability of the warrant will vest ratably over four years. At March 31, 2015, 4,240,521 warrants were exercisable with a weighted average exercise price of $14.51.

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

As a result of the sale, the Company reclassified its structured settlement business operating results as discontinued operations, in the accompanying Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. All other footnotes in these financial statements that were affected by this reclassification of discontinued operations have been updated accordingly.

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended March 31,
	2015	2014
Total income	$35	$75
Total expenses	(291)	(94)

Loss before income taxes	(256)	(19)
Income tax benefit	(99)	—

Net loss from discontinued operations	$(157)	$(19)

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

As of March 31, 2015 and December 31, 2014, the Company owned 632 and 607 policies, respectively, with an aggregate estimated fair value of investments in life settlements of $429.6 million and $388.9 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at March 31, 2015 was 10.4 years. The following table describes the Company’s investments in life settlements as of March 31, 2015 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0 - 1	—	$—	$—
1 - 2	7	15,376	23,319
2 - 3	16	32,639	63,252
3 - 4	19	36,132	82,535
4 - 5	21	27,227	77,031
Thereafter	569	318,176	2,755,850

Total	632	$429,550	$3,001,987

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

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2015, are as follows (in thousands):

Remainder of 2015	$46,419
2016	65,297
2017	71,752
2018	74,680
2019	81,928
Thereafter	1,100,499

$1,440,575

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

(9) Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent, providing for up to $300.0 million in borrowings. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the “Conversion”) and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

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

As of March 31, 2015, 446 life insurance policies owned by White Eagle with an aggregate death benefit of approximately
$2.2 billion and an estimated fair value of approximately $314.6 million are pledged as collateral under the Revolving Credit Facility.

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. 446 life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $314.6 million are pledged as collateral under the Revolving Credit Facility at March 31, 2015. In addition, the equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At March 31, 2015, $136.8 million was undrawn and $3.1 million was available to borrow under the Revolving Credit Facility.

Amortization & Distributions. Proceeds from the policies pledged as collateral under the Revolving Credit Facility will be distributed pursuant to a waterfall. Absent an event of default, after premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding interest and principal on the loan, unless the lenders determine otherwise. Generally, after payment of interest and principal, up to $76.1 million in collections from policy proceeds are to be paid to White Eagle, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. With respect to approximately 25% of the face amount of policies pledged as collateral under the Revolving Credit Facility, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments with respect to amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle will instead be held in a designated account controlled by the lenders and may be applied to fund operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at March 31, 2015 was 5.5%.

Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Revolving Credit Facility debt. Interest expense on the facility was $2.3 million and $1.8 million, which includes $1.6 million and $1.3 million withheld from borrowings by the lender and $619,000 and $499,000 paid by White Eagle, for the three months ended March 31, 2015 and 2014, respectively.

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

Covenants/Events of Defaults. The Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the Revolving Credit Facility (including in relation to breached by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiaries and performance of certain obligations by certain relevant subsidiaries, White Eagle and third parties. The Revolving Credit Facility does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

Remedies. The Revolving Credit Facility and ancillary transaction documents afford the lenders a high degree of discretion in their selection and implementation of remedies, including strict foreclosure, in relation to any event of default, including a high degree of discretion in determining whether to foreclose upon and liquidate all or any pledged policies, the interests in White Eagle, and the manner of any such liquidation. White Eagle has limited ability to cure events of default through the sale of policies or the procurement of replacement financing.

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

At March 31, 2015, the fair value of the outstanding debt was $152.5 million and the borrowing base was approximately $166.3 million, including $163.2 million in outstanding principal.

As of March 31, 2015, 446 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $314.6 million have been pledged as collateral under the Revolving Credit Facility.

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

The maturity date of the Convertible Notes is February 15, 2019. The Convertible Notes accrue interest at the rate of 8.50% per annum on the principal amount of the Convertible Notes, payable semi-annually in arrears on August 15 and February 15 of each year.

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

On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded applicable New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the embedded conversion derivative liability to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes are recorded at accreted value and will continue to be accreted up to the par value of the Convertible Notes at maturity.

The fair value of the conversion derivative liability was estimated at June 5, 2014 using a Black Scholes pricing model with the following assumptions:

As of June 5, 2014
Expected Volatility	40.0%
Expected Term in Years	4.7
Risk Free Rate	1.5%

At June 5, 2014, the fair value of the conversion derivative liability was $23.7 million. In accordance with ASC 815, the Company reclassified this amount along with $756,000 of unamortized transaction costs offset by deferred taxes of $8.8 million to stockholders’ equity. As of March 31, 2015, the carrying value of the Convertible Notes was $56.5 million. The unamortized debt discount and origination cost of $14.2 million and $2.1 million, respectively, will be amortized over the remaining life of the Convertible Notes, using the effective interest method.

The Company recorded $2.2 million and $967,000 of interest expense on the Convertible Notes, including $1.5 million, $614,000 and $91,000 and $668,000, $250,000 and $49,000 from interest, amortizing debt discounts and issuance costs, during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2014, the Company recorded a loss on the change in fair value of the conversion derivative liability of $2.1 million and as of March 31, 2014, the fair value of the conversion derivative liability was $19.0 million.

(11) 12.875% Senior Secured Notes

On November 10, 2014 (the “Initial Closing Date”), the Company, as issuer, entered into an indenture with certain of its subsidiaries, Harbordale, LLC, Imperial Finance & Trading, LLC, Imperial Life and Annuity Services, LLC, Imperial Litigation Funding, LLC, Imperial Premium Finance, LLC, Red Reef Alternative Investments, LLC and Washington Square Financial, LLC, as guarantors (the “Guarantors”), and Wilmington Trust Company, as indenture trustee. The indenture provides for the issuance of up to $100 million in senior secured notes, of which $25 million was issued by the Company on the Initial Closing Date. The Secured Notes issued on the Initial Closing Date were issued at 96% of their face amount and were purchased under a note purchase agreement (the “Note Purchase Agreement”) with the Company and the Guarantors by an affiliate of Indaba Capital Management, L.P. (the “Purchaser”) in a private transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. On January 21, 2015, the Company issued an additional $25 million in aggregate principal amount of Secured Notes, which were purchased by the Purchaser under the Note Purchase Agreement at 96% of their principal amount. Fees and expenses paid by the Company in connection with the Initial Closing Date and its subsequent issuance were approximately $1.8 million and $305,000, respectively.

The Note Purchase Agreement gives the Purchaser the right, subject to applicable law, to appoint one director to Imperial’s board of directors so long as it maintains a voting percentage of at least 5% of Imperial’s common stock and holds at least $25 million in principal amount or market value of Imperial’s debt.

Interest on issued Secured Notes accrues at 12.875% per annum and all Secured Notes issued under the indenture will mature on November 10, 2017 although Imperial may elect to extend the maturity date by an additional 12 months (the “Extended Term”) and, if elected, interest on the Secured Notes will accrue at 14.5% during the Extended Term. The Secured Notes may not be optionally redeemed by the Company for one year from the Initial Closing Date. Between the first and second anniversary of the Initial Closing Date, the Company may optionally redeem the Secured Notes at 106% of the principal amount redeemed and thereafter at 104%, in each case, plus accrued and unpaid interest on the Secured Notes to the date of redemption. If the Company does not elect the Extended Term, Secured Notes may be optionally redeemed within 60 days of the Initial Maturity at par plus accrued and unpaid interest up to the Initial Maturity. The Secured Notes are subject to mandatory prepayment provisions upon the issuance of additional debt and asset sales. In addition to usual and customary affirmative and negative covenants restricting additional debt, creation of liens, transactions with affiliates, and restrictions on certain payments and investments, the indenture governing the Secured Notes requires the Company to maintain a net worth of no less than $100 million and cash and cash equivalents of at least $20 million.

The Secured Notes are guaranteed by the Guarantors and are secured by substantially all of the Company’s and Guarantors’ assets, other than those securing the Revolving Credit Facility, including cash on account as well as the Company’s life insurance policies that are not pledged as collateral under the Revolving Credit Facility. The Secured Notes are also secured by pledges of the equity interests of the Guarantors and by pledges of 65% of their first tier foreign subsidiaries. As of March 31, 2015, 186 life insurance policies owned by the Company with an aggregate death benefit of approximately $762.6 million and an estimated fair value of approximately $115.0 million have been pledged as collateral as security for the Secured Notes.

The Company may issue, and the Purchaser will be obligated to purchase, up to an additional $50 million in aggregate principal amount of Secured Notes in two, $25 million increments during the period ending on November 10, 2015 provided certain performance conditions are met (in addition to usual and customary conditions precedent), which requires the Company to first satisfy book and market value targets. Additionally, the Company will pay a draw-down fee of 1% of the amount of any subsequent issuance of Secured Notes and will pay a monthly unused fee on the unissued Secured Notes at a per annum rate of 1%.

As of March 31, 2015, the outstanding principal balance of the Secured Notes was $50.0 million. The Company recorded $1.8 million of interest expense on the Secured Notes, including $1.4 million, $128,000, $116,000 and $129,000 from interest, unused fees, amortizing debt discounts and issuance costs, during the three months ended March 31, 2015.

(12) Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of March 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$429,550	$429,550
Structured settlement receivables	—	—	377	377

	$—	$—	$429,927	$429,927

The balances of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$152,498	$152,498

	$—	$—	$152,498	$152,498

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$388,886	$388,886
Structured settlement receivables	—	—	384	384

	$—	$—	$389,270	$389,270

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$145,831	$145,831

	$—	$—	$145,831	$145,831

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 3/31/15	Aggregate death benefit at 3/31/15	Valuation Technique (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$83,082	$315,940	Discounted cash flow	Discount rate	15.00% - 21.00%
				Life expectancy evaluation	(7.1 years)
Premium financed	$346,468	$2,686,047	Discounted cash flow	Discount rate	16.00% - 24.75%

				Life expectancy evaluation	(10.8 years)
Investment in life settlements	$429,550	$3,001,987	Discounted cash flow	Discount rate	(17.31%)
				Life expectancy evaluation	(10.4 years)

Structured settlement receivables	$377	N/A	Discounted cash flow	Facility sales discount rates	8.66%

				Discount rate	23.59%
Revolving Credit Facility debt	$152,498	N/A	Discounted cash flow	Life expectancy evaluation	(10.3 years)

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

Beginning in the quarter ended September 30, 2012, the Company began using a modified version of the 2008 Valuation Basic Table (“2008 VBT”), a mortality table developed by the U.S. Society of Actuaries. The mortality table is created based on the expected rates of death among groups categorized by gender, age, and smoking status. Since the Company uses the 2008 VBT, the Company calculates its own mortality factor that, when applied to the 2008 VBT, produces the same life expectancy provided by each LE provider. The resulting mortality factors are then blended to determine a factor for each insured.

To generate the best estimate probabilistic cash flow stream, a mortality curve is generated by calculating the probability of mortality for each period based on the calculated mortality factors and the death rates from the 2008 VBT. The company modifies the table by incorporating future mortality improvements to better reflect the curves used by the LE providers.

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

The Company currently obtains its life expectancy reports from two life expectancy report providers, AVS Underwriting LLC (“AVS”) and 21st Services, LLC (“21st Services”). In the first quarter of 2013, 21st Services announced revisions to its underwriting methodology. According to 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. As of March 31, 2015, the Company received 535 updated life expectancy reports from 21st Services, of which 503 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 18.47% and, based on this sample, for the three months ended March 31, 2015, the Company increased the life expectancies furnished by 21st Services by 18.47% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the number of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

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

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$361,602	$(67,948)
-	429,550	—
-6	$503,444	$73,894

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At March 31, 2015, the Company had eighteen life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of March 31, 2015:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	21.5%	20.6%	A1	AA-
Lincoln National Life Insurance Company	21.1%	19.6%	A1	AA-

Estimated risk premium

As of March 31, 2015, the Company owned 632 policies with an aggregate investment in life settlements of $429.6 million. Of these 632 policies, 554 were previously premium financed and are valued using discount rates that range from 16.00% to 24.75%. The remaining 78 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 21.00%. As of March 31, 2015, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 17.31%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
16.81%	-0.50%	$440,973	$11,423
17.31%	—	$429,550	$—
17.81%	0.50%	$418,625	$(10,925)

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

Structured settlement receivables—All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. We made this election because it was our intention to sell these assets within twelve months of acquisition. Structured settlements are purchased at effective yields that are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As March 31, 2015, the Company had 17 structured settlements with an estimated fair value of $377,000 and an average sales discount rate of 8.66%.

Revolving Credit Facility debt—In connection with the Revolving Credit Facility, 446 policies are pledged by White Eagle to serve as collateral for its obligations under the facility. Absent an event of default under the Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

If all of the insured lives in the life settlement portfolio pledged under the Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Revolving Credit Facility Debt	Change in Value
+6	$130,083	$(22,415)
	$152,498	—
-6	$176,458	$23,960

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

Market interest rate sensitivity analysis of Revolving Credit Facility debt

The extent to which the fair value of the Revolving Credit Facility debt could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by  1⁄2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Revolving Credit Facility debt as of March 31, 2015 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Revolving Credit Facility Debt	Change in Value
23.09%	-0.50%	$155,323	$2,825
23.59%	—	$152,498	$—
24.09%	0.50%	$149,767	$(2,731)

Future changes in the discount rates could have a material effect on the fair value of our Revolving Credit Facility debt, which could have a material adverse effect on our business, financial condition and results of our operations.

At March 31, 2015, the fair value of the debt was $152.5 million and the outstanding principal was approximately $163.2 million.

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

Changes in Fair Value

Life Settlements:
Balance, January 1, 2015	$388,886
Purchase of policies	25,411
Change in fair value	12,912
Matured/lapsed/sold policies	(13,188)
Premiums paid	15,529
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2015	$429,550

Changes in fair value included in earnings for the period relating to assets held at March 31, 2015	$1,219

The following tables provide a roll-forward in the changes in fair value for three months ended March 31, 2015, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Revolving Credit Facility debt:
Balance, January 1, 2015	$145,831
Draws under the revolving credit facility	11,562
Payments on credit facility	(9,034)
Unrealized change in fair value	4,139
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2015	$152,498

Changes in fair value included in earnings for the period relating to liabilities held at March 31, 2015	$4,139

The following tables provide a roll-forward in the changes in fair value for three months ended March 31, 2014, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2014	$302,961
Change in fair value	13,956
Matured/sold policies	(14,717)
Premiums paid	13,264
Transfers into level 3	—
Transfer out of level 3	—

Balance, March 31, 2014	315,464

Changes in fair value included in earnings for the period relating to assets held at March 31, 2014	$3,291

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

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2015 and 2014.

(13) Segment Information

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting.

(14) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014 and expires on September 30, 2020. The annual base rent is $225,100, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $94,000 and $126,000 for the three months ended March 31, 2015 and 2014, respectively. Future minimum lease payments for the remainder of 2015 are approximately $171,000.

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

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses. The Company recognized indemnification expenses of $651,000 and $459,000 during the three months ended March 31, 2015 and 2014, respectively.

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

Non-Prosecution Agreement

On September 27, 2011, the Company was informed that it was being investigated by the U.S. Attorney’s Office for the District of New Hampshire (the “USAO Investigation”), focusing on the Company’s premium finance loan business.

On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its premium finance business. In the Non-Prosecution Agreement, the USAO and the Company agreed among other things, that the following facts are true and correct: (i) at all relevant times (x) certain insurance companies required that the prospective insured applying for a life insurance policy, and sometimes the agent, disclose information relating to premium financing on applications for life insurance policies, and (y) the questions typically required the prospective insured to disclose if he or she intended to seek premium financing in connection with the policy and sometimes required the agent to disclose if he or she was aware of any such intent on the part of the applicant; (ii) in connection with a portion of the Company’s retail operation known as “retail non-seminar” that began in December 2006 and was discontinued in January 2009, Imperial had a practice of disclosing on applications that the prospective insured was seeking premium financing when the life insurance company allowed premium financing from Imperial; however, in certain circumstances, Imperial internal life agents facilitated and/or made misrepresentations on applications that the prospective insured was not seeking premium financing when the insurance carrier was likely to deny the policy on the basis of premium financing; and (iii) to the extent that external agents, brokers and insureds caused other misrepresentations to be made in life insurance applications in connection with the retail non-seminar business, Imperial failed to appropriately tailor controls to prevent potential fraudulent practices in that business. As of March 31, 2015, the Company had 38 policies in its portfolio that once served as collateral for premium finance loans derived through the retail non-seminar business.

In connection with the Non-Prosecution Agreement, Imperial voluntarily agreed to terminate its premium finance business, which historically accounted for the majority of the Company’s income and terminated certain senior sales staff associated with the premium finance business. Additionally, the Company paid the United States Government $8.0 million, and agreed to cooperate fully with the USAO’s ongoing investigation and to refrain from and self-report any criminal conduct. The Non-Prosecution Agreement had a term of three years until April 30, 2015. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertains to the Company (subject to the Company’s continuing compliance with its terms), the USAO is continuing to investigate certain individuals formerly employed by the Company and the Company is continuing to incur expenses regarding its indemnification obligations with respect to such individuals.

In addition, settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation require Imperial to advance legal fees to and indemnify certain individuals. The obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, has been substantial and could continue to have a material adverse effect on the Company’s financial position and results of operations. Excluding expenses of general external legal service providers, USAO litigation-related fees (inclusive of indemnification and advancement expenses) of $1.9 million and $784,000 were recognized for the three months ended March 31, 2015 and 2014, respectively.

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

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. (“Sun Life Case”), asserting, among other things, that at least 28 life insurance policies issued by Sun Life and owned by the Company through certain of its subsidiaries were invalid The Sun Life complaint, as amended, asserted the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, (2) conspiracy to violate the RICO Act, (3) common law fraud, (3) civil conspiracy, (4) aiding and abetting fraud, (5) civil conspiracy to commit fraud, (6) tortious interference with contractual obligations, and (7) a declaration that the policies issued were void. Following the filing of a motion by the Company to dismiss the Sun Life Case, on December 9, 2014, the Court dismissed counts (2), (4), (5), (6) and (7), with prejudice. The Company then filed a motion for summary judgment on the remaining counts. On February 4, 2015, the Court issued an order (the “Order”) granting the Company’s motion for summary judgment on counts (1) and (3), resulting in the Company prevailing on all counts in the Sun Life Case. On February 26, 2015, Sun Life filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit from the District Court’s February 4th Order, which denied Sun Life’s motion to dismiss.

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

The District Court has stayed the Imperial Case until Sun Life’s appeal is resolved by the Eleventh Circuit.

Sanctions Order

On April 27, 2012, after the conclusion of a jury trial in the matter styled Steven A. Sciaretta, as Trustee of the Barton Cotton Irrevocable Trust a/k/a the Amended and Restated Barton Cotton Irrevocable Trust v. The Lincoln National Life Insurance Company (“Lincoln”), the defendant, Lincoln, filed a motion seeking sanctions against the Company’s subsidiary, Imperial Premium Finance (“IPF”), a non-party to the litigation, relating to its corporate representative deposition and trial testimony. On May 6, 2013, the Court issued an order sanctioning IPF and ordering it to pay $850,000. On June 4, 2013, IPF filed a Notice of Appeal and oral argument was held before the Eleventh Circuit Court of Appeals on October 7, 2014. On February 26, 2015, the Eleven Circuit Panel affirmed the District Court’s order. The Company recorded a reserve of $850,000 that is included in other liabilities as of March 31, 2015. In the second quarter of 2015, the Company remitted $850,000 as payment in satisfaction of the sanctions, inclusive of court costs.

IRS Investigation

The Internal Revenue Service (“IRS”) Criminal Investigation Division notified the Company in February 2014 that it is conducting an investigation related to the Company and its legacy structured settlements business. The Company believes that it has been cooperating with the investigation and is unable, at this time, to predict what action, if any, might be taken in the future by the IRS or what impact, if any, the cost of providing information and documents might have on the Company’s financial condition, results of operations, or cash flows. If the investigation results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition and its results of operations. The Company has not established any provision for losses in respect to this matter.

Class Action Litigation

On January 20, 2015, a purported shareholder of the Company filed a putative class action complaint against the Company, and the individual members of the Board of Directors, in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, entitled Harry Rothenberg v. Imperial Holdings, Inc., et al. (the “State Court Complaint”), The Rothenberg State Court Complaint alleges breaches of fiduciary duties of due care and seeks to invalidate the bylaw amendment adopted by the Board of Directors on October 30, 2014, which requires current and former shareholders who wish to file a class or derivative action against the Company, its directors or its officers to first obtain written consent from shareholders beneficially owning at least 3% of the outstanding shares of the Company. On March 2, 2015, the Company filed a motion to dismiss and motion to strike certain allegations in the State Complaint.

On April 20, 2015, Mr. Rothenberg filed a Verified Shareholder Class Action and Derivative Complaint (the “Federal Court Complaint”) in the United States District Court for the Southern District of Florida, which names the same defendants and asserts similar claims as in the State Court Complaint. The Federal Court Complaint also alleges violations of Sections 14(a) and 20(a) of the 1934 Securities Act, and asserts derivative claims for breach of fiduciary duty, among other claims, based on the previously disclosed IRS Investigation and allegations regarding our prior structured settlement business made in a case styled Michael Lafontant v. Washington Square Financial, LLC, et al. (“Lafontant Complaint”), which was filed in the United States District Court for the Southern District of New York. The Company has moved to dismiss the Lafontant Complaint based on contractual arbitration provisions, which is pending an order by the district court. On April 21, 2015, Mr. Rothenberg voluntarily dismissed the State Court Complaint, without prejudice. The Company has not established any provision for losses in respect of this matter

Other Litigation

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

(15) Stockholders’ Equity

The Company has reserved an aggregate of 1,200,000 shares of common stock under its Omnibus Plan, of which 794,617 options to purchase shares of common stock granted to existing employees were outstanding as of March 31, 2015, and 41,060 shares of restricted stock had been granted to directors under the plan are subject to vesting.

During 2014, upon receipt of shareholder approval, the Company reclassified the embedded derivative contained in its Convertible Notes to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. This resulted in an increase to additional paid-in-capital of $14.1 million, net of taxes on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2014. See Note 10, 8.50% Senior Unsecured Convertible Notes.

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

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares are subject to shareholder approval of an amendment to the Omnibus Plan at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. As a result, the Company determined that it is not probable that the performance conditions will be achieved and no related expense was recognized for the three months ended March 31, 2015. The performance shares will be subject to a one year vesting period from the date of issuance.

Exclusive of those performance shares awarded to our named executive officers that are not subject to shareholder approval of an amendment to the Plan at the Company’s 2015 annual meeting, there were 329,771 securities remaining for future issuance under the Omnibus Plan as of March 31, 2015.

During the quarter ended March 31, 2014, the Company adopted ASU No. 2013-11, resulting in an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2014. See Note 16, Income Taxes.

(16) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of approximately 31.8% and 38.8% (before adoption of ASU 2013-11, discussed below) during the three months ended March 31, 2015 and 2014, respectively. The Company’s quarterly effective income tax rates are based upon the Company’s current estimated annual rate. The Company’s annual effective income tax rate varies based upon the Company’s taxable earnings as well as on a mix of taxable earnings in the various state and foreign jurisdictions.

The Company adopted ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) effective on January 1, 2014, which required the Company to reclassify a $6.3 million current liability for unrecognized tax benefits to deferred taxes. Adoption of this guidance resulted in the recognition of a $3.7 million tax expense included in the Company’s provision for income taxes for the three months ended March 31, 2014, a $2.6 million reduction in the valuation allowance and an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2014.

In March of 2014, the Company was notified by the IRS of its intention to examine the Company’s tax returns for the years ended December 31, 2011 and 2012. See also “IRS Investigation” in Note 14 regarding the IRS Criminal Investigation Division’s investigation related to the Company’s former structured settlement business.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

(17) Subsequent Events

Non-Prosecution Agreement

The Non-Prosecution Agreement expired in accordance with its terms on April 30, 2015. However, the USAO is continuing to investigate certain individuals formerly associated with the Company and the Company is continuing to incur expenses regarding its indemnification and advancement obligations with respect to such individuals. The Company expects to continue to incur these expenses and expenses related to continuing cooperation obligations as the USAO proceeds with its investigation. Ongoing expenses in respect of these obligations, while currently unquantifiable, have been substantial in prior periods and could continue to have a material adverse effect on the Company’s financial position and results of operations.

Other Litigation

On April 10, 2015 a complaint was filed against the Company’s subsidiary in the Circuit Court of the Twentieth Judicial Circuit in and for St. Clair County, lllinois, styled Kenneth Jennings v. Washington Square Financial, LLC d/b/a Imperial Structured Settlements (“Washington Square”). The plaintiff seeks, in a purported class action, to represent all individuals who sold all or a part of a structured settlement annuity to Washington Square under the lllinois Structured Settlement Protections Act (the “lllinois Act”), where the underlying annuity contract contained an anti-assignment clause, and where a court issued an order under the lllinois Act approving the transaction. The complaint seeks, among other things, a declaration that all such transactions are void and compensatory and punitive damages. The Company has not established any provision for losses in respect of this matter.

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

Business Overview

We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, in February 2011, Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities. Incorporated in Florida, Imperial owns a portfolio of 632 life insurance policies, also referred to as life settlements, with a fair value of $429.6 million and an aggregate death benefit of approximately $3.0 billion at March 31, 2015. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Our indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”), is the owner of 446 of these life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $314.6 million at March 31, 2015. White Eagle pledged its policies as collateral to secure borrowings made under a $300.0 million 15-year revolving credit agreement (the “Revolving Credit Facility”), which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. The majority of our other assets, including the 186 policies that were not pledged as collateral under the Revolving Credit Facility, with an aggregate death benefit of approximately $762.6 million and an estimated fair value of approximately $115.0 million as of March 31, 2015 are pledged as collateral for the payment of $50 million in aggregate principal amount of our 12.875% Senior Secured Notes (the “Secured Notes”).

Beginning in the fourth quarter of 2014, the Company began acquiring policies with a view towards enhancing projected short term cash flows. Prior to year end, the Company acquired 14 policies and during the three months ended March 31, 2015, acquired an additional 30 life insurance policies. These 44 policies, with a face value of $141 million, had a weighted average life expectancy at the time of acquisition of 65 months and the insureds underlying these policies had a weighted average age of 86 years. As a result, we have decreased the weighted average life expectancy on the policies currently pledged as collateral for the Secured Notes from 12.6 years at September 30, 2014 to 10.9 years at March 31, 2015. Conversely, we have increased the weighted average age of the insureds underlying these policies from 78.7 years at September 30, 2014 to 80.4 years at March 31, 2015. Having re-shaped the projected characteristics of this portfolio, as of March 31, 2015, its estimated fair value has increased by $60.0 million since the start of the fourth quarter of 2014 and we believe it is now an attractive candidate for longer-term financing at a lower cost of capital.

During the three months ended March 31, 2015, we acquired 30 life insurance policies with an aggregate face amount of $83.9 million, which resulted in a gain of approximately $3.4 million. Five life insurance policies with face amounts totaling $13.2 million matured, resulting in a gain of $11.7 million on these policies. The gains related to acquisitions and maturities are included in income from changes in the fair value of life settlements in the consolidated statement of operations for the three months ended March 31, 2015. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend, subject to our liquidity needs, to continue to deploy capital in both the secondary and tertiary life settlement markets in 2015. As we acquire more policies, our premium payments will increase. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2015 would be $47.4 million. White Eagle would be eligible to borrow under the Revolving Credit Facility approximately $36.0 million of this amount to pay premiums on policies secured by the Revolving Credit Facility. However, our other cash needs may cause us to raise our cash balances and/or refinance the Secured Notes. Please see “Liquidity and Capital Resources” below for important information regarding our financing arrangements and cash needs.

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

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, structured settlements and Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 12, “Fair Value Measurements” of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

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

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are amortized over the life of the related loan using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company’s Convertible and Secured Notes. The Company did not recognize any deferred debt costs on its Revolving Credit Facility given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facility.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the “more likely than not” criteria of ASC 740.

Our provision for income taxes from continuing operations results in an annual effective tax rate of 31.8% and 38.8% in the three months ended March 31, 2015 and 2014, respectfully, except as noted below. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

In March of 2014, the Company was notified by the IRS of its intention to examine the Company’s tax returns for the years ended December 31, 2011 and 2012. See also “IRS Investigation” in Note 14, Commitments and Contingencies regarding the IRS Criminal Investigation Division’s investigation related to the Company’s former structured settlement business.

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

Accounting Changes

Note 3, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2015, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements.

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

Consolidated Results of Continuing Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net loss from continuing operations for the quarter ended March 31, 2015 was $4.2 million as compared to a net loss of $3.3 million for the quarter ended March 31, 2014, an increase of $847,000. Total income from continuing operations was $13.0 million for the quarter ended March 31, 2015, a decrease of $622,000 as compared to total income from continuing operations of $13.6 million during the same period in 2014. Total expenses from continuing operations were $19.1 million for the quarter ended March 31, 2015 compared to total expenses from continuing operations of $12.9 million incurred during the same period in 2014, an increase of $6.1 million, or 47%.

Our net loss for the quarter ended March 31, 2015 includes an income tax benefit of approximately $2.0 million as compared to an income tax provision of approximately $4.0 million for the quarter ended March 31, 2014, which resulted from the adoption of ASU No. 2013-11. See Note 16 “Income Taxes,” to the accompanying consolidated financial statements.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a gain of approximately $12.9 million for the quarter ended March 31, 2015 compared to a gain of $14.0 million for the quarter ended March 31, 2014, a decrease of $1.0 million.

During the quarter ended March 31, 2015, five life insurance policies with face amounts totaling $13.2 million matured compared to five policies with face amount of $11.5 million for the same period in 2014. The net gain of these maturities was $11.7 million and $10.6 million for 2015 and 2014, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarter ended March 31, 2015 and 2014, respectively. Four of these maturities served as collateral under the Revolving Credit Facility. Proceeds from maturities totaling $13.0 million were received during the quarter ended March 31, 2015, which includes $4.0 million associated with maturities occurring in 2014. Of this amount, approximately $9.0 million was utilized to repay borrowings under the Revolving Credit Facility during the three months ended March 31, 2015 with the remaining $4.0 million to be paid subsequent to the quarter end. The Company recorded a $4.2 million receivable for maturity of life settlements at March 31, 2015.

As of March 31, 2015, the Company owned 632 policies with an estimated fair value of $429.6 million compared to $388.9 million at December 31, 2014, an increase of $40.7 million or 10%. Of the 632 policies, 446 policies were pledged to the Revolving Credit Facility and 186 policies serve as collateral for the Secured Notes. During the quarter ended March 31, 2015, the Company acquired 30 life insurance policies that resulted in a gain of approximately $3.4 million. There were no such acquisitions for the same period during 2014. As of March 31, 2015, the aggregate death benefit of the Company’s investment in life settlements was $3.0 billion.

Of these 632 policies owned as of March 31, 2015, 554 were previously premium financed and are valued using discount rates that range from 16.00% – 24.75%. The remaining 78 policies are valued using discount rates that range from 15.00% – 21.00%. See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.

(Loss) / Gain on life settlements, net. There was no gain/loss on life settlements, net for the quarter ended March 31, 2015 compared to a $360,000 loss for the quarter ended March 31, 2014. During the quarter ended March 31, 2014, six policies were sold resulting in a loss of approximately $360,000 with proceeds received of $2.9 million. There were no sales of policies for the quarter ended March 31, 2015.

Expenses

Interest expense. Interest expense increased to $6.3 million during the quarter ended March 31, 2015, compared to $2.8 million during the same period in 2014, an increase of $3.5 million, as the Company’s outstanding debt increased to $283.9 million. Outstanding debt includes $163.2 million of outstanding principal on the Revolving Credit Facility, $70.7 million of Convertible Notes and $50.0 million of Secured Notes.

Of the interest expense of $6.3 million, approximately $2.3 million represents interest paid on the Revolving Credit Facility. Interest expense on the Convertible Notes totaled $2.2 million, including $1.5 million, $614,000 and $91,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded $1.8 million of interest expense on the Secured Notes, including $1.4 million, $128,000, $116,000, and $129,000 from interest, unused fees, amortization of debt discounts and issuance costs, respectively, during the three months ended March 31, 2015. Of the interest expense of $2.8 million for first quarter of 2014, approximately $1.8 million represents interest paid on the Revolving Credit Facility. Interest expense on the Convertible Notes totaled $967,000 including $668,000, $250,000 and $49,000 representing interest, amortization of debt discount and issuance costs, respectively. See Notes 9, 10 and 11 to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facility. Change in fair value of Revolving Credit Facility was approximately $4.1 million for the quarter ended March 31, 2015 compared to $1.1 million for the quarter ended March 31, 2014. This change is associated with a reduction in the discount rate offset by the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facility. The Revolving Credit Facility is valued at March 31, 2015 using a discount rate of 23.59%. See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Change in fair value of conversion derivative. Change in fair value of conversion derivative liability embedded in the Convertible Notes was zero for the quarter ended March 31, 2015 compared to a loss of approximately $2.1 million for the quarter ended March 31, 2014. ASC 815, Derivatives and Hedging, required the Company to bifurcate the embedded conversion option, which was valued on February 21, 2014 and March 31, 2014, which resulted in a fair value loss of approximately $2.1 million for the quarter ended March 31, 2014. Effective June 2014, the liability was reclassified to stockholders’ equity and was no longer required to be recorded at fair value.

Selling, General and Administrative Expenses. SG&A expenses were $8.7 million for the quarter ended March 31, 2015 compared to $7.0 million for the same period in 2014. This was primarily a result of a $1.2 million increase in professional fees, $917,000 increase in legal expense and $161,000 increase in other SG&A expenses. These increases were offset by a reduction in personnel costs of $440,000 and insurance cost of $77,000.

Legal expenses for 2015 were $3.8 million compared to $2.8 million for 2014. Of the legal expense, approximately $1.9 million is associated with the USAO Investigation and related matters for 2015, compared to $784,000 for the quarter ended March 31, 2014. See Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net loss from our discontinued structured settlement operations for the quarter ended March 31, 2015 was $157,000 as compared to a net loss of $19,000 for the quarter ended March 31, 2014. Total income from our discontinued structured settlement operations was $35,000 for the quarter ended March 31, 2015 compared to $75,000 in 2014. During the quarter ended March 31, 2014, our discontinued structured settlement operations sold eight structured settlement for a gain of $18,000. There were no sales for the quarter ended March 31, 2015. Unrealized change in fair value of structured settlements receivable was $8,000 for the quarters ended March 31, 2015 and 2014.

Total expenses from our discontinued structured settlement operations were $291,000 for the quarter ended March 31, 2015 compared to $94,000 incurred during the same period in 2014. This increase was attributable to a $199,000 increase in legal fees.

Selected Operating Data (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Period Acquisitions — Policies Owned
Number of policies acquired	30	—
Average age of insured at acquisition	86.0	—
Average life expectancy - Calculated LE (Years)	5.0	—
Average death benefit	$2,798	$—
Aggregate purchase price	$25,411	$—

End of Period — Policies Owned
Number of policies owned	632	601
Average Life Expectancy - Calculated LE (Years)	10.4	11.4
Aggregate Death Benefit	$3,001,987	$2,920,399
Aggregate fair value	$429,550	$315,464
Monthly Premium — average per policy	$8.2	$7.5

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facility, the indentures governing our note issuances and other financing arrangements.

At March 31, 2015 we had approximately $39.6 million of cash and cash equivalents. We expect to meet our liquidity needs for the rest of the year primarily through the receipt of death benefits from life insurance policy maturities, capital market raises, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand. We anticipate that the Company’ s cash balance in certain accounts pledged as collateral for the Secured Notes may fall below $20 million by as early as July 2015, which would breach a covenant in the indenture governing the Secured Notes obligating the Company to maintain at least $20 million in those accounts. Accordingly, the Company is exploring alternatives to raise its cash balance and/or re-finance the Secured Notes. While the Company expects to consummate one or more such alternatives, failure to do so could lead to an event of default under the indenture for the Secured Notes and could constitute a cross default under the Company’s other debt arrangements. If not cured, any such default would likely have a material adverse effect on our business, financial condition and results of operations.

For the three months ended March 31, 2015, we paid $15.5 million in premiums to maintain our policies in force. Of this amount $11.4 million of this amount was paid by White Eagle through its Revolving Credit Facility borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company. As we continue to acquire additional life settlement assets, we expect our premium obligations to increase. Assuming no policy maturities, we expect to pay $11.4 million in premiums during the remainder of 2015 on the 186 policies that have not been pledged by White Eagle under the Revolving Credit Facility. Additionally, the Company issued $70.7 million and $50.0 million in outstanding aggregate principal amount of Convertible Notes and Secured Notes, which accrue interest at 8.50% and 12.875%, respectively. Interest on the Convertible Notes is due semi-annually and interest on the Secured Notes is due monthly.

As of March 31, 2015, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $42.3 million, including $1.9 million and $784,000 incurred during the three months ended March 31, 2015 and 2014, respectively. We believe we may continue to spend significant amounts on these matters as well as for general litigation and judicial proceedings over the next year, and possibly beyond. In addition, as part of the framework for the settlements of certain litigation arising from the USAO Investigation, the Company has undertaken to advance legal fees and indemnify certain individuals covered under the director and officer liability insurance policies. The remaining obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have an adverse effect on the Company’s financial position and results of operations.

Accordingly, the Company must proactively manage its cash in order to effectively run its businesses, service its debt and opportunistically grow its assets. To do so, the Company may in the future determine, subject to the covenants and restrictions in its debt arrangements, to sell or, under certain circumstances, lapse certain of its policies as its portfolio management strategy and liquidity needs dictate. The lapsing of policies, if any, could result in events of default under certain of our debt arrangements and would create losses as such assets would be written down to zero.

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

Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which among other items is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At March 31, 2015, $136.8 million was undrawn and $3.1 million was available to borrow under the Revolving Credit Facility. For a description of the facility see Note 9, “Revolving Credit Facility,” of the notes to Consolidated Financial Statements.

At March 31, 2015, the fair value of the debt was $152.5 million. As of March 31, 2015, the borrowing base was approximately $166.3 million including $163.2 million in outstanding principal. There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

8.50% Senior Unsecured Convertible Notes

At March 31, 2015, there is $70.7 million in aggregate principal amount of the Company’s 8.50% senior unsecured convertible notes due 2019 outstanding. For a description of the Convertible Notes see Note 10, “8.50% Senior Unsecured Convertible Notes,” of the notes to Consolidated Financial Statements.

12.875% Senior Secured Notes

At March 31, 2015, there is $50.0 million in aggregate principal amount of the Company’s 12.875% senior secured notes due 2017 outstanding. The indenture governing these notes requires us to maintain at least $20 million in cash in certain pledged accounts as further discussed above in the second paragraph of this “Liquidity and Capital Resources” section. For a description of the Secured Notes, see Note 11, “12.875% Senior Secured Notes” of the notes to Consolidated Financial Statements.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(13,075)	$(5,621)
Investing activities	(26,664)	(10,408)
Financing activities	24,426	75,260

(Decrease) increase in cash and cash equivalents	$(15,313)	$59,231

Operating Activities

During the three months ended March 31, 2015, operating activities used cash of $13.1 million. Our net loss of $4.3 million was adjusted for: Revolving Credit Facility financing costs and fees of $1.8 million, which represents interest expense and other fees associated with the Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $12.9 million that is mainly attributable to the maturities of five policies; change in fair value of Revolving Credit Facility loss of $4.1 million that resulted from a reduction in the discount rate offset by the lengthening of life expectancy estimates for the policies in the facility; deferred income tax benefit of $2.0 million and a net negative change in the components of operating assets and liabilities of $900,000. This $900,000 change in operating assets and liabilities is partially attributable to a $1.1 million increase in accounts payable and accrued expenses and a $1.3 million reduction in interest payable.

During the three months ended March 31, 2014, operating activities used cash of $5.6 million. Our net loss of $3.3 million was adjusted for: Revolving Credit Facility financing costs of $1.3 million which represent interest expense associated with the revolving credit facility, the amount is a non-cash item and was withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $14.0 million which is mainly attributable to maturities of five policies during the quarter; change in fair value of revolving credit facility loss of $1.1 million which resulted from increased borrowings and projected early repayment of the revolving credit facility given maturities; change in fair value of conversion derivative liability loss of $2.1 million resulted from an increase in the fair value of the embedded derivative included in the unsecured convertible notes issued during the quarter; deferred income tax expense of $4.0 million and, a net positive change in the components of operating assets and liabilities of $2.2 million. This $2.2 million change in operating assets and liabilities is partially attributable to a $13.8 million reduction in other liabilities and a $13.5 million decrease in restricted cash associated with the settlement of the class action and derivative litigation.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $26.7 million and includes proceeds of $13.0 million from maturity of five life settlements. This was offset by $15.5 million for premiums paid on investments in life settlements, $346,000 for deposits on purchase of investment in life settlements, and $23.8 million for purchases of investments in life settlements.

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

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $24.4 million and includes $23.8 million of net proceeds from Secured Notes and $9.7 million of borrowings from the Revolving Credit Facility. These were offset by $9.0 million in repayment of borrowings under the Revolving Credit Facility.

Net cash provided by financing activities for the three months ended March 31, 2014 was $75.3 million and includes $67.9 million in proceeds from unsecured convertible notes that was obtained in February 2014, and $13.4 million of borrowings from our Revolving Credit Facility. These were offset by $6.0 million in repayment of borrowings under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At March 31, 2015, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of March 31, 2015 we did not hold material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our investments in life settlements as of March 31, 2015:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	21.5%	20.6%	A1	AA-
Lincoln National Life Insurance Company	21.1%	19.6%	A1	AA-

Interest Rate Risk

At March 31, 2015, fluctuations in interest rates did not impact interest expense in the life finance business. The Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the 1.5% floor provided in the Revolving Credit Facility, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact of interest expense for fiscal year 2015.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of March 31, 2015, we owned investments in life settlements with a fair value of $429.6 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

For a description of legal proceedings, see “Litigation” under Note 14, “Commitments and Contingencies” and Note 17, “Subsequent Events” to our consolidated financial statements.

Item 1A.	Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2014.

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

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer
Richard S. O’Connell, Jr. Date May 6, 2015	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.	Interactive Data Files

Exhibit 101.INS +	XBRL Instance Document

Exhibit 101.SCH +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF +	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB +	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

+	Submitted electronically with this Quarterly Report