Form 10-Q
period 2015-06-30
IMPERIAL HOLDINGS, INC.
filed 2015-08-04
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 3, 2015, the Registrant had 28,130,508 shares of common stock outstanding.

IMPERIAL HOLDINGS, INC.

FORM 10-Q REPORT FOR THE QUARTER ENDED June 30, 2015

“Forward Looking” Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and Company, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, results may prove to be materially different. Unless otherwise required by law, we disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our ability to meet our debt service obligations;

•	our ability to obtain financing on favorable terms or at all;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facilities;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings under our revolving credit facilities;

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors;

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	continuing costs associated with indemnification and cooperation obligations related to the investigation into our legacy premium finance business by the United States Attorneys’ Office for the District of New Hampshire (“USAO”) (the “USAO Investigation”), an investigation by the U.S. Securities and Exchange Commission (“SEC”) (the “SEC Investigation”) and an investigation by the Internal Revenue Services (“IRS”) (the “IRS Investigation”);

•	adverse developments, including financial ones, associated with the USAO Investigation, the SEC Investigation and the IRS Investigation, other litigation and judicial actions or similar matters;

•	loss of business due to, or litigation arising from, the non-prosecution agreement executed in connection with the USAO Investigation, the SEC Investigation, the IRS Investigation or otherwise;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums;

•	challenges to the ownership of the life insurance policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	increases in premiums on life insurance policies that we own;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption or breaches of our information technology systems;

•	loss of the services of any of our executive officers; and

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and other factors.

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

All statements in this Form 10-Q to “Imperial,” “Company,” “we,” “us,” “its,” or “our” refer to Imperial Holdings, Inc. and its consolidated subsidiary companies, unless the context suggests otherwise.

Item 1	Financial Statements.

Imperial Holdings, Inc. and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$52,478	$51,166
Cash and cash equivalents (VIE Note 4)	3,172	3,751
Prepaid expenses and other assets	1,776	1,502
Deposits - other	1,993	1,340
Deposits on purchases of life settlements	808	1,630
Structured settlement receivables, at estimated fair value	377	384
Structured settlement receivables at cost, net	576	597
Life settlements, at estimated fair value	122,471	82,575
Life settlements, at estimated fair value (VIE Note 4)	316,515	306,311
Receivable for maturity of life settlements (VIE Note 4)	34,668	4,000
Fixed assets, net	321	355
Investment in affiliates	2,384	2,384
Deferred debt costs, net	3,724	3,936

Total assets	$541,263	$459,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,813	$6,140
Accounts payable and accrued expenses (VIE Note 4)	441	423
Other liabilities	433	1,256
Interest payable - senior unsecured convertible notes (Note 10)	2,272	2,272
Senior unsecured convertible notes, net of discount (Note 10)	57,156	55,881
Interest payable - senior secured notes (Note 11)	404	261
Senior secured notes, net of discount (Note 11)	48,300	24,036
Revolving Credit Facility debt, at estimated fair value (VIE Note 4)	170,858	145,831
Deferred tax liability	6,279	8,728

Total liabilities	290,956	244,828
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized; 28,130,508 and 21,402,990 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	281	214
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of June 30, 2015 and December 31, 2014)	—	—
Additional paid-in-capital	305,342	266,705
Accumulated deficit	(55,316)	(51,816)

Total stockholders’ equity	250,307	215,103

Total liabilities and stockholders’ equity	$541,263	$459,931

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Income
Interest income	$4	$11	$10	$13
Loss on life settlements, net	—	(67)	—	(426)
Change in fair value of life settlements (Notes 8 & 12)	28,002	9,000	40,914	22,956
Other income	28	52	91	55

Total income	28,034	8,996	41,015	22,598

Expenses
Interest expense	6,600	4,061	12,877	6,862
Change in fair value of Revolving Credit Facility debt (Notes 9 & 12)	13,552	2,689	17,692	3,818
Change in fair value of conversion derivative liability (Notes 10 & 12)	—	4,697	—	6,759
Personnel costs	1,752	2,548	3,480	4,716
Legal fees	3,214	3,335	6,975	6,179
Professional fees	1,382	1,248	3,705	2,420
Insurance	312	416	658	839
Other selling, general and administrative expenses	578	476	1,086	822

Total expenses	27,390	19,470	46,473	32,415

Income (loss) from continuing operations before income taxes	644	(10,474)	(5,458)	(9,817)
Benefit for income taxes	322	4,193	2,260	217

Net income (loss) from continuing operations	$966	$(6,281)	$(3,198)	$(9,600)

Discontinued Operations:
Loss from discontinued operations	(236)	(185)	(492)	(204)
Benefit for income taxes	91	—	190	—

Net loss from discontinued operations	$(145)	$(185)	$(302)	$(204)

Net income (loss)	$821	$(6,466)	$(3,500)	$(9,804)

Basic and diluted income (loss) per share:
Continuing operations	$0.04	$(0.29)	$(0.15)	$(0.45)
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.01)

Net income (loss) from continuing operations	$0.04	$(0.30)	$(0.16)	$(0.46)

Weighted average shares outstanding:

Basic	21,961,034	21,350,200	21,663,137	21,347,173

Diluted	21,964,904	21,350,200	21,663,137	21,347,173

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2015

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2015	21,402,990	$214	$266,705	$(51,816)	$215,103
Net loss	—	—	—	(3,500)	(3,500)
Stock-based compensation	41,259	—	368	—	368
Common stock issued for rights offering, net of costs	6,688,433	67	38,281	—	38,348
Retirement of common stock	(2,174)	—	(12)	—	(12)

Balance, June 30, 2015	28,130,508	281	305,342	(55,316)	250,307

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net loss	$(3,500)	$(9,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	45
Revolving Credit Facility financing cost and fees	3,688	3,193
Amortization of discount and deferred costs for senior unsecured convertible notes	1,464	953
Amortization of discount and deferred costs for senior secured notes	541	—
Stock-based compensation expense	368	561
Change in fair value of life settlements	(40,914)	(22,956)
Unrealized change in fair value of structured settlements	(16)	(16)
Change in fair value of Revolving Credit Facility debt	17,692	3,818
Loss on life settlements, net	—	426
Interest income	(64)	(66)
Change in fair value of conversion derivative liability	—	6,759
Deferred income tax	(2,450)	(217)
Change in assets and liabilities:
Restricted cash	—	13,506
Deposits - other	(654)	218
Investment in affiliates	—	(7)
Structured settlement receivables	100	587
Prepaid expenses and other assets	(359)	(705)
Accounts payable and accrued expenses	(1,431)	804
Other liabilities	(805)	(14,074)
Interest payable	143	2,171

Net cash used in operating activities	(26,148)	(14,804)

Cash flows from investing activities
Purchase of fixed assets, net of disposals	(10)	(12)
Purchase of life settlements	(25,905)	—
Premiums paid on life settlements	(31,417)	(26,886)
Proceeds from sale of life settlements, net	—	4,031
Proceeds from maturity of life settlements	19,187	11,541
Deposits on purchase of life settlements	(808)	—

Net cash used in investing activities	(38,953)	(11,326)

Cash flows from financing activities
Borrowings from Revolving Credit Facility	22,225	23,931
Repayment of borrowings under Revolving Credit Facility	(18,577)	(6,006)
Proceeds from senior unsecured convertible notes, net	—	67,892
Proceeds from rights offering	38,458	—
Payment under finance lease obligations	(17)	—
Proceeds from senior secured notes, net	23,750	—
Deferred costs	(5)	—

Net cash provided by financing activities	65,834	85,817

Net increase in cash and cash equivalents	733	59,687
Cash and cash equivalents, at beginning of the period	54,917	22,699

Cash and cash equivalents, at end of the period	$55,650	$82,386

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$7,408	$1,017

Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$3,688	$3,193

The accompanying notes are an integral part of these financial statements.

Imperial Holdings, Inc. and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2015

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. (with its subsidiary companies, the “Company” or “Imperial”) on February 3, 2011, in connection with the Company’s initial public offering.

Incorporated in Florida, Imperial, through its subsidiary companies, owns a portfolio of 633 life insurance policies, also referred to as life settlements, with a fair value of $439.0 million and an aggregate death benefit of approximately $3.0 billion at June 30, 2015. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 439 of these policies, with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $316.5 million at June 30, 2015 are pledged under a $300.0 million, 15-year revolving credit agreement (the “Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”). The majority of the Company’s other assets, including the 194 policies that are not pledged as collateral under the Revolving Credit Facility, with an aggregate death benefit of approximately $779.6 million and an estimated fair value of approximately $122.5 million at June 30, 2015 were pledged as collateral under an indenture governing $50.0 million in aggregate principal amount of 12.875% Senior Secured Notes issued by the Company (the “Secured Notes”) that were outstanding at June 30, 2015. The Secured Notes were redeemed on July 16, 2015, see Note 17, Subsequent Events.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facility. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 439 policies, with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $316.5 million at June 30, 2015.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2015. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Imperial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business to Majestic Opco L.L.C for $12.0 million pursuant to an Asset Purchase Agreement.

As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business as discontinued operations. The accompanying consolidated balance sheets of the Company as of June 30, 2015 and December 31, 2014, and the related consolidated statements of operations for each of the three months and six months ended June 30, 2015 and 2014, and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results as discontinued operations. See Note 7, “Discontinued Operations,” for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

Foreign Currency

The Company owns certain foreign subsidiary companies formed under the laws of Ireland, Bahamas and Bermuda. These foreign subsidiary companies utilize the U.S. dollar as their functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary companies functional currency) are included in income. These gains and losses are immaterial to the Company’s financial statements.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the Revolving Credit Facility, the valuation of equity awards and the valuation of the conversion derivative liability formerly embedded within the Company’s Senior Unsecured Convertible Notes.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (“ASU’) No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements or related disclosures.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This guidance focuses on a reporting company’s consolidation evaluation to determine whether they should consolidate certain legal entities. This guidance is effective for annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that this pronouncement will have on its consolidated financial statements, but does not anticipate it will be material.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of June 30, 2015 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

			Not Primary
	Primary Beneficiary		Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
				Maximum
			Total	Exposure
	Assets	Liabilities	Assets	To Loss
June 30, 2015	$354,355	$171,299	$2,384	$2,384
December 31, 2014	$314,062	$146,254	$2,384	$2,384

As of June 30, 2015, 439 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $316.5 million were pledged as collateral under the Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the three months and six months ended June 30, 2015 and 2014, and the year ended December 31, 2014.

(5) Earnings Per Share

As of June 30, 2015 and 2014, there were 28,130,508 and 21,402,990 issued and outstanding shares of common stock, respectively.

Basic net income per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, as applicable

The following tables reconcile actual basic and diluted earnings per share for the three months and six months ended June 30, 2015 and 2014 (in thousands except share and per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015(1)	2014(2)	2015(3)	2014(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$966	$(6,281)	$(3,198)	$(9,600)
Net loss from discontinued operations	$(145)	$(185)	$(302)	$(204)

Net income (loss)	$821	$(6,466)	$(3,500)	$(9,804)

Basic and diluted income (loss) per common share:
Basic and diluted income (loss) from continuing operations	$0.04	$(0.29)	$(0.15)	$(0.45)
Basic and diluted loss from discontinued operations	$—	$(0.01)	$(0.01)	$(0.01)

Basic and diluted income (loss) per share available to common shareholders	$0.04	$(0.30)	$(0.16)	$(0.46)
Denominator:

Basic	21,961,034	21,350,200	21,663,137	21,347,173

Add: Restricted stock	3,870	—	—	—

Diluted	21,964,904	21,350,200	21,663,137	21,347,173

(1)	The computation of diluted EPS includes 3,870 incremental shares of restricted stock, but does not include 794,617 options, 6,240,521 warrants, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 performance shares for the three months ended June 30, 2015, as the effect of their inclusion would have been anti-dilutive.

(2)	The computation of diluted EPS does not include 815,448 options, 6,240,521 warrants, 41,060 shares of restricted stock, up to 10,464,491 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 performance shares for the three months and six months ended June 30, 2014, as the effect of their inclusion would have been anti-dilutive.
(3)	The computation of diluted EPS does not include 794,617 options, 6,240,521 warrants, 41,259 shares of restricted stock, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 performance shares for the six months ended June 30, 2015, as the effect of their inclusion would have been anti-dilutive.

(6) Stock-based Compensation

In 2015, the Company amended and restated the Imperial Holdings 2011 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) to continue to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of its common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides for an aggregate of 2,700,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan.

During the year ended December 31, 2013, the Company issued 545,000 options to employees at a strike price of $6.94. The Company recognized approximately $104,000 and $152,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months ended June 30, 2015 and 2014, respectively, and approximately $237,000 and $492,000 during the six months ended June 30, 2015 and 2014, respectively. The Company incurred additional stock-based compensation expense of approximately $71,000 and $39,000 relating to restricted stock granted to its board of directors during the three months ended June 30, 2015 and 2014, respectively, and approximately $131,000 and $69,000 during the six months ended June 30, 2015 and 2014, respectively. During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan at the Company’s 2015 annual meeting, which was obtained on May 28, 2015. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. The Company evaluates on a quarterly basis whether it is probable that the Company’s financial performance conditions will be achieved. At June 30, 2015, the Company determined that it was not probable that the performance conditions would be achieved and as a result, no related expense was recognized for the three months and six months ended June 30, 2015.

Options

As of June 30, 2015, options to purchase 794,617 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.49 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the six months ended June 30, 2015:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Price	Contractual	Intrinsic
Common Stock Options	Shares	per Share	Term	Value
Options outstanding, January 1, 2015	807,949	$8.50	4.48	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	$—	—	—
Options expired	(13,332)	9.23	3.80	—

Options outstanding, June 30, 2015	794,617	$8.49	3.99	—

Exercisable at June 30, 2015	794,617	$8.49	3.99	—

Unvested at June 30, 2015	—	—	—	—

As of June 30, 2015, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

During the three months ended June 30, 2015 and 2014, the Company recognized expense of $104,000 and $152,000, respectively, related to these options and $237,000 and $492,000 during the six months ended June 30, 2015 and 2014, respectively. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

17,286 shares of restricted stock granted to the Company’s directors under the Omnibus Plan vested during the quarter ended June 30, 2014. The fair value of the vested restricted stock was valued at approximately $120,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company expensed approximately $22,000 and $52,000 in stock based compensation related to the 17,286 shares of restricted stock during the three months and six months ended June 30, 2014, respectively.

Under the Omnibus Plan, 41,060 shares of restricted stock granted to the Company’s directors vested during the quarter ended June 30, 2015. The fair value of the vested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $17,000 related to these 41,060 shares of restricted stock during the three months and six months ended June 30, 2014 and approximately $49,000 and $108,000 during the three months and six months ended June 30, 2015, respectively.

During the quarter ended June 30, 2015, 41,259 shares of restricted stock were granted to the Company’s directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company expensed approximately $22,000 in stock based compensation related to the restricted stock during the three month and six month periods ended June 30, 2015.

The following table presents the activity of the Company’s unvested shares of restricted stock for the six months ended June 30, 2015:

Number of
Common Unvested Shares	Shares
Outstanding January 1, 2015	41,060
Granted	41,259
Vested	(41,060)
Forfeited	—

Outstanding June 30, 2015	41,259

The aggregate intrinsic value of these awards is $238,000 and the remaining weighted average life of these awards is 0.9 years as of June 30, 2015.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. At June 30, 2015, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the three months and six months ended June 30, 2015. Once issued, the performance shares will be subject to a one year vesting period from the date of issuance.

The following table presents the activity of the Company’s performance share awards for the six months ended June 30, 2015:

Performance Shares	Number of Shares
Outstanding January 1, 2015	323,500
Awarded	—
Vested	—
Forfeited	—

Outstanding June 30, 2015	323,500

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At June 30, 2015, 4,240,521 warrants were exercisable with a weighted average exercise price of $14.51.

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

As a result of the sale, the Company reclassified its structured settlement business operating results as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. All other footnotes in these financial statements that were affected by this reclassification of discontinued operations have been updated accordingly.

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total income	$38	$38	$73	$112
Total expenses	(274)	(223)	(565)	(316)

Loss before income taxes	(236)	(185)	(492)	(204)
Income tax benefit	91	—	190	—

Net loss from discontinued operations	$(145)	$(185)	$(302)	$(204)

(8) Life Settlements (Life Insurance Policies)

The Company accounts for policies it acquires using the fair value method in accordance with ASC 325-30-50 Investments—Other—Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, the initial investment is the loan carrying value. For policies purchased in the secondary or tertiary markets, the initial investment is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in fair value in the Statements of Operations in the period in which the changes occur.

As of June 30, 2015 and December 31, 2014, the Company owned 633 and 607 policies, respectively, with an aggregate estimated fair value of life settlements of $439.0 million and $388.9 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at June 30, 2015 was 10.2 years. The following table describes the Company’s life settlements as of June 30, 2015 (dollars in thousands):

	Number of
	Life Settlement	Fair	Face
Remaining Life Expectancy (In Years)	Contracts	Value	Value
0 - 1	—	$—	$—
1 - 2	6	13,668	20,345
2 - 3	22	54,509	102,150
3 - 4	18	28,368	68,761
4 - 5	23	26,165	75,763
Thereafter	564	316,276	2,715,397

Total	633	$438,986	$2,982,416

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2014 was 10.7 years. The following table describes the Company’s life settlements as of December 31, 2014 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	4	9,227	12,728
2-3	10	23,202	45,852
3-4	16	29,531	67,735
4-5	19	23,012	65,614
Thereafter	558	303,914	2,739,137

Total	607	$388,886	$2,931,066

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2015, are as follows (in thousands):

Remainder of 2015	$31,344
2016	66,913
2017	73,434
2018	75,850
2019	82,699
Thereafter	1,098,012

$1,428,252

The amount of $1.43 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

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

As of June 30, 2015, 439 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $316.5 million are pledged as collateral under the Revolving Credit Facility.

General & Security. The Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. 439 life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $316.5 million are pledged as collateral under the Revolving Credit Facility at June 30, 2015. In addition, the equity interests in White Eagle have been pledged under the Revolving Credit Facility.

Borrowing Base. Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At June 30, 2015, $132.0 million was undrawn and $2.7 million was available to borrow under the Revolving Credit Facility.

Amortization & Distributions. Proceeds from the maturity of the policies pledged as collateral under the Revolving Credit Facility will be distributed pursuant to a waterfall. Absent an event of default, after premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding interest and principal on the loan, unless the lenders determine otherwise. Generally, after payment of interest and principal, up to $76.1 million in collections from policy proceeds are to be paid to White Eagle, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. With respect to approximately 25% of the face amount of policies pledged as collateral under the Revolving Credit Facility, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments with respect to amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle will instead be held in a designated account controlled by the lenders and may be applied to fund operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

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

Interest. Borrowings under the Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at June 30, 2015 was 5.5%.

Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Revolving Credit Facility debt. Interest expense on the facility was $2.3 million and $1.9 million, which includes $1.7 million and $1.4 million withheld from borrowings by the lender and $622,000 and $518,000 paid by White Eagle, for the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, interest expense on the facility was $4.6 million and $3.7 million, which includes $3.3 million and $2.7 million withheld from borrowings by the lender and $1.2 million and $1.0 million paid by White Eagle, respectively.

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

Covenants/Events of Defaults. The Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. The Revolving Credit Facility does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

The Company elected to account for the debt under the Revolving Credit Facility, which includes the 50% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

At June 30, 2015, the fair value of the outstanding debt was $170.9 million and the borrowing base was approximately $170.7 million, including $168.0 million in outstanding principal.

There are no scheduled repayments of principal prior to maturity. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

(10) 8.50% Senior Unsecured Convertible Notes

In February 2014, the Company issued $70.7 million in an aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. The Convertible Notes were sold, in part, to certain accredited investors pursuant to Regulation D under the Securities Act of 1933 and, in part, to an initial purchaser who then resold such Convertible Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Convertible Notes were issued pursuant to an indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee. Two members of the Company’s Board of Directors, Messrs. Dakos and Goldstein, are affiliated with Bulldog Investors, LLC, who purchased Convertible Notes in the aggregate principal amount of $9.2 million in the offering.

The Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinate to all of the Company’s secured indebtedness to the extent of the value of the assets collateralizing such indebtedness. The Convertible Notes are not guaranteed by the Company’s subsidiaries.

The maturity date of the Convertible Notes is February 15, 2019. The Convertible Notes accrue interest at the rate of 8.50% per annum on the principal amount of the Convertible Notes, payable semi-annually in arrears on August 15 and February 15 of each year.

The Convertible Notes are convertible into shares of common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Initially, the Convertible Notes were convertible into shares of common stock at a conversion rate of 147.9290 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $6.76 per share of common stock). In the second quarter of 2015, the conversion rate was adjusted to 151.7912 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $6.59 per share of common stock) in connection with anti-dilution adjustment triggered by a rights offering for, and issuance of, 6,688,433 shares of the Company’s stock.

The Company may not redeem the Convertible Notes prior to February 15, 2017. On and after February 15, 2017, and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if the Company calls the Convertible Notes for redemption, a make-whole fundamental charge will be deemed to occur. As a result, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for holders who convert their notes prior to the redemption date.

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

At June 5, 2014, the fair value of the conversion derivative liability was $23.7 million. In accordance with ASC 815, the Company reclassified this amount along with $756,000 of unamortized transaction costs offset by deferred taxes of $8.8 million to stockholders’ equity. As of June 30, 2015, the carrying value of the Convertible Notes was $57.2 million. The unamortized debt discount and origination cost of $13.6 million and $2.0 million, respectively, will be amortized over the remaining life of the Convertible Notes, using the effective interest method.

The Company recorded $2.3 million and $2.2 million of interest expense on the Convertible Notes, including $1.5 million, $661,000 and $98,000 and $1.5 million, $554,000 and $101,000 from interest, amortizing debt discounts and issuance costs, during the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded $4.5 million and $3.1 million of interest expense on the Convertible Notes, including $3.0 million, $1.3 million and $189,000 and $2.2 million, $804,000 and $149,000 from interest, amortizing debt discounts and issuance costs, respectively.

During the three months and six months ended June 30, 2014, the Company recorded a loss on the change in fair value of the conversion derivative liability of $4.7 million and $6.8 million, respectively.

(11) 12.875% Senior Secured Notes

On November 10, 2014 (the “Initial Closing Date”), the Company, as issuer, entered into an indenture (the “Secured Note Indenture”) with certain of its subsidiary companies, Harbordale, LLC, Imperial Finance & Trading, LLC, Imperial Life and Annuity Services, LLC, Imperial Litigation Funding, LLC, Imperial Premium Finance, LLC, Red Reef Alternative Investments, LLC and Washington Square Financial, LLC, as guarantors (the “Guarantors”), and Wilmington Trust Company, as indenture trustee. The indenture provided for the issuance of up to $100 million in senior secured notes, of which $25 million was issued by the Company on the Initial Closing Date. The Secured Notes issued on the Initial Closing Date were issued at 96% of their face amount and were purchased under a note purchase agreement (the “Note Purchase Agreement”) with the Company and the Guarantors by an affiliate of Indaba Capital Management, L.P. (the “Purchaser”) in a private transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. On January 21, 2015, the Company issued an additional $25 million in aggregate principal amount of Secured Notes, which were purchased by the Purchaser under the Note Purchase Agreement at 96% of their principal amount. Fees and expenses paid by the Company in connection with the Initial Closing Date and its subsequent issuance were approximately $1.8 million and $305,000, respectively.

The Note Purchase Agreement provided the Purchaser the right, subject to applicable law, to appoint one director to Imperial’s board of directors so long as it maintains a voting percentage of at least 5% of Imperial’s common stock and holds at least $25 million in principal amount or market value of Imperial’s debt.

Interest on issued Secured Notes accrued at 12.875% per annum and all Secured Notes issued under the indenture was scheduled to mature on November 10, 2017 although Imperial could have elected to extend the maturity date by an additional 12 months (the “Extended Term”) and, if elected, interest on the Secured Notes would have accrued at 14.5% during the Extended Term.

The Secured Notes were guaranteed by the Guarantors and were secured by substantially all of the Company’s and Guarantors’ assets, other than those securing the Revolving Credit Facility, including cash on account as well as the Company’s life insurance policies that were not pledged as collateral under the Revolving Credit Facility. The Secured Notes were also secured by pledges of the equity interests of the Guarantors and by pledges of 65% of their first tier foreign subsidiary companies. As of June 30, 2015, 194 life insurance policies owned by the Company with an aggregate death benefit of approximately $779.6 million and an estimated fair value of approximately $122.5 million were pledged as collateral as security for the Secured Notes.

As of June 30, 2015, the outstanding principal balance of the Secured Notes was $50.0 million. The Company recorded $2.0 million of interest expense on the Secured Notes, including $1.6 million, $126,000, $147,000 and $149,000 from interest, unused fees, amortizing debt discounts and issuance costs, during the three months ended June 30, 2015 and $3.8 million of interest expense on the Secured Notes, including $3.0 million, $255,000, $264,000 and $277,000 from interest, unused fees, amortizing debt discounts and issuance costs, during the six months ended June 30, 2015.

On July 16, 2015, all outstanding Secured Notes were redeemed and the Secured Note Indenture was terminated. See Note 17, Subsequent Events.

(12) Fair Value Measurements

The Company carries life settlements, certain structured settlements, and the Revolving Credit Facility debt at fair value in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of June 30, 2015, are as follows (in thousands):

				Total
	Level 1	Level 2	Level 3	Fair Value
Assets:
Life settlements	$—	$—	$438,986	$438,986
Structured settlement receivables	—	—	377	377

	$—	$—	$439,363	$439,363

The balances of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2015 are as follows (in thousands):

				Total
	Level 1	Level 2	Level 3	Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$170,858	$170,858

	$—	$—	$170,858	$170,858

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Life settlements	$—	$—	$388,886	$388,886
Structured settlement receivables	—	—	384	384

	$—	$—	$389,270	$389,270

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Revolving Credit Facility debt	$—	$—	$145,831	$145,831

	$—	$—	$145,831	$145,831

The Company values its life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is generally believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed although the Company believes that this risk premium has been declining.

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
		Aggregate
	Fair Value	death benefit			Range
	at 6/30/15	at 6/30/15	Valuation Technique	Unobservable Input (s)	(Weighted Average)
Non-premium financed	$88,237	$327,048	Discounted cash flow	Discount rate	15.00% - 21.00%
				Life expectancy evaluation	(6.9 years)
Premium financed	$350,749	$2,655,368	Discounted cash flow	Discount rate	16.00% - 24.75%
				Life expectancy evaluation	(10.6 years)
Life settlements	$438,986	$2,982,416	Discounted cash flow	Discount rate	(17.13%)
				Life expectancy evaluation	(10.2 years)
Structured settlement receivables	$377	N/A	Discounted cash flow	Facility sales discount rates	8.66%
				Discount rate	23.64%
Revolving Credit Facility debt	$170,858	N/A	Discounted cash flow	Life expectancy evaluation	(10.1 years)

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and within the fair value hierarchy.

Life settlements—The Company has elected to account for the life settlement policies it acquires using the fair value method. The Company uses a present value technique to estimate the fair value of its life settlements, which is a Level 3 fair value measurement as the significant inputs are unobservable and require significant management judgment or estimation. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate.

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

Beginning in the quarter ended September 30, 2012, the Company began using a modified version of the 2008 Valuation Basic Table (“2008 VBT”), a mortality table developed by the U.S. Society of Actuaries (the “SOA”). The mortality table is created based on the expected rates of death among groups categorized by gender, age, and smoking status. Since the Company uses the 2008 VBT, the Company calculates its own mortality factor that, when applied to the 2008 VBT, produces the same life expectancy provided by each LE provider. The resulting mortality factors are then blended to determine a factor for each insured.

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

The Company currently obtains its life expectancy reports from two life expectancy report providers, AVS Underwriting LLC (“AVS”) and 21st Services, LLC (“21st Services”). In the first quarter of 2013, 21st Services announced revisions to its underwriting methodology. According to 21st Services, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 19%. As of June 30, 2015, the Company received 684 updated life expectancy reports from 21st Services, of which 507 were used to calculate life expectancy extension. These life expectancies reported an average lengthening of life expectancies of 18.46% and, based on this sample, for the six months ended June 30, 2015, the Company increased the life expectancies furnished by 21st Services by 18.46% on the rest of its portfolio of life settlements prior to blending them with the life expectancy reports furnished by AVS. The Company expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Since the Revolving Credit Facility necessitates that the Company procure updated life expectancies on a periodic basis, the number of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

In the second quarter of 2015, the SOA exposed tables for the 2014 Valuation Basic Table (“2014 VBT”), which show a lengthening of average life expectancies. The Company is continuing to monitor the market reaction to the 2014 VBT while it awaits a final report from the SOA. Additionally, the Company will continue to monitor its mortality experience to determine whether future adoption of the 2014 VBT would be an appropriate change to the Company’s valuation technique. Future changes in life expectancies could have a material adverse effect on the fair value of the Company’s life settlements, which could have a material adverse effect on its business, financial condition and results of operations.

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$368,975	$(70,011)
-	$438,986	—
-6	$514,853	$75,867

Future changes in the life expectancies could have a material effect on the fair value of the Company’s life settlements, which could have a material adverse effect on its business, financial condition and results of operations.

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and the Company’s estimate of the risk premium an investor in the policy would require.

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, the Company seeks to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At June 30, 2015, the Company had eighteen life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of June 30, 2015:

	Percentage of	Percentage of
	Total	Total Death	Moody’s	S&P
Carrier	Fair Value	Benefit	Rating	Rating
Transamerica Life Insurance Company	21.1%	20.6%	A1	AA-
Lincoln National Life Insurance Company	21.8%	19.7%	A1	AA-

Estimated risk premium

As of June 30, 2015, the Company owned 633 policies with an aggregate life settlements of $439.0 million. Of these 633 policies, 548 were previously premium financed and are valued using discount rates that range from 16.00% to 24.75%. The remaining 85 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 21.00%. As of June 30, 2015, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 17.13%.

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and the Company’s estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate were increased or decreased by  1⁄2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows (dollars in thousands):

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
16.63%	-0.50%	$450,574	$11,588
17.13%	-	$438,986	$—
17.63%	+0.50%	$427,900	$(11,086)

Future changes in the discount rates the Company uses to value life insurance policies could have a material effect on the Company’s yield on life settlement transactions, which could have a material adverse effect on its business, financial condition and results of its operations.

At the end of each reporting period the Company re-valued the life insurance policies using the Company’s valuation model in order to update its estimate of fair value for investments in policies held on its balance sheet. This includes reviewing the Company’s assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.

Structured settlement receivables—All structured settlements that were acquired subsequent to July 1, 2010 were marked to fair value. The Company made this election because it was its intention to sell these assets within twelve months of acquisition. Structured settlements are purchased at effective yields that are fixed. Purchase discounts are accreted into interest income using the effective-interest method for those structured settlements marked to fair value. As of June 30, 2015, the Company had 17 structured settlements with an estimated fair value of $377,000 and an average sales discount rate of 8.66%.

Revolving Credit Facility debt—In connection with the Revolving Credit Facility, 439 policies are pledged by White Eagle to serve as collateral for its obligations under the facility. Absent an event of default under the Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. The Company has elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

If all of the insured lives in the life settlement portfolio pledged under the Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

	Fair Value of
	Revolving Credit
Life Expectancy Months Adjustment	Facility Debt	Change in Value
+6	$149,064	$(21,794)
	$170,858	—
-6	$194,240	$23,382

Future changes in the life expectancies could have a material effect on the fair value of the Company’s Revolving Credit Facility debt, which could have a material adverse effect on its business, financial condition and results of operations.

Discount rate of Revolving Credit Facility debt

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and the Company’s estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of Revolving Credit Facility debt

The extent to which the fair value of the Revolving Credit Facility debt could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by  1⁄2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Revolving Credit Facility debt as of June 30, 2015 would be as follows (dollars in thousands):

		Fair Value of
		Revolving Credit
Discount Rate	Rate Adjustment	Facility Debt	Change in Value
23.14%	-0.50%	$173,578	$2,720
23.64%	-	$170,858	$—
24.14%	+0.50%	$168,230	$(2,628)

Future changes in the discount rates could have a material effect on the fair value of the Company’s Revolving Credit Facility debt, which could have a material adverse effect on its business, financial condition and results of its operations.

At June 30, 2015, the fair value of the debt was $170.9 million and the outstanding principal was approximately $168.0 million.

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

In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. See Note 10, “8.50% Senior Unsecured Convertible Notes.” Although the Company believes its valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for six months ended June 30, 2015, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2015	$388,886
Purchase of policies	27,535
Change in fair value	40,914
Matured/lapsed/sold policies	(49,766)
Premiums paid	31,417
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2015	$438,986

Changes in fair value included in earnings for the period relating to assets held at June 30, 2015	$2,598

The following table provides a roll-forward in the changes in fair value for six months ended June 30, 2015, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Revolving Credit Facility debt:
Balance, January 1, 2015	$145,831
Draws under the revolving credit facility	25,912
Payments on credit facility	(18,577)
Unrealized change in fair value	17,692
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2015	$170,858

Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2015	$17,692

The following table provides a roll-forward in the changes in fair value for six months ended June 30, 2014, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2014	$302,961
Change in fair value	22,956
Matured/sold policies	(15,957)
Premiums paid	26,886
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2014	336,846

Changes in fair value included in earnings for the period relating to assets held at June 30, 2014	$12,270

The following tables provide a roll-forward in the changes in fair value for the six months ended June 30, 2014, for all liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Revolving Credit Facility debt:
Balance, January 1, 2014	$123,847
Subsequent draws under the revolving credit facility	27,124
Payments on credit facility	(6,006)
Unrealized change in fair value	3,818
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2014	$148,783

Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2014	$3,818

Conversion derivative liability:
Balance, at inception	$16,901
Change in fair value	6,759
Reclassified to equity	(23,660)
Transfers into level 3	—
Transfer out of level 3	—

Balance, June 30, 2014	—
Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2014	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the six month periods ended June 30, 2015 and 2014.

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

(14) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014 and expires on September 30, 2020. The annual base rent is $225,100, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $104,000 and $126,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $197,000 and $252,000 for the six months ended June 30, 2015 and 2014, respectively. Future minimum lease payments for the remainder of 2015 are approximately $114,000.

Employment Agreements

The Company has entered into employment agreements with certain of its officers, including with its chief executive officer, whose agreement provides for substantial payments in the event that the executive terminates his employment with the Company due to a material change in the geographic location where the chief executive officer performs his duties or upon a material diminution of his base salary or responsibilities, with or without cause. These payments are equal to three times the sum of its chief executive officer’s base salary and the average of the three years’ annual cash bonus.

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses. The Company recognized indemnification expenses of $822,000 and $574,000 during the three month periods ended June 30, 2015 and 2014, respectively, and $1.5 million and $1.0 million during the six month periods ended June 30, 2015 and 2014, respectively.

The Company does not have any general policies regarding the use of employment agreements, but has and may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter.

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

Non-Prosecution Agreement & Indemnification Obligations

On September 27, 2011, the Company was informed that it was being investigated by the U.S. Attorney’s Office for the District of New Hampshire (the “USAO Investigation”) in connection with the Company’s now legacy premium finance loan business. On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its now legacy premium finance business.

The Non-Prosecution Agreement had a term of three years and expired in accordance with its terms on April 30, 2015. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertains to the Company, the USAO is continuing to investigate certain individuals formerly employed by the Company. Settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation require Imperial to advance legal fees to and indemnify these individuals. Excluding expenses of general external legal service providers, USAO litigation-related fees (inclusive of indemnification and advancement expenses) of $2.3 million and $1.2 million were recognized for the three months ended June 30, 2015 and 2014, respectively, and $4.2 million and $1.9 million were recognized for the six months ended June 30, 2015 and 2014, respectively. The Company expects to continue to incur indemnification and advancement expenses and expenses related to continuing obligations related to the USAO investigation. Ongoing expenses in respect of these obligations, while currently unquantifiable, have been substantial in prior periods and could continue to have a material adverse effect on the Company’s financial position and results of operations.

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

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. (“Sun Life Case”), asserting, among other things, that at least 28 life insurance policies issued by Sun Life and owned by the Company through certain of its subsidiary companies were invalid The Sun Life complaint, as amended, asserted the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, (2) conspiracy to violate the RICO Act, (3) common law fraud, (3) civil conspiracy, (4) aiding and abetting fraud, (5) civil conspiracy to commit fraud, (6) tortious interference with contractual obligations, and (7) a declaration that the policies issued were void. Following the filing of a motion by the Company to dismiss the Sun Life Case, on December 9, 2014, the Court dismissed counts (2), (4), (5), (6) and (7), with prejudice. The Company then filed a motion for summary judgment on the remaining counts. On February 4, 2015, the Court issued an order (the “Order”) granting the Company’s motion for summary judgment on counts (1) and (3), resulting in the Company prevailing on all counts in the Sun Life Case. On February 26, 2015, Sun Life filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit from the District Court’s February 4th Order, which denied Sun Life’s motion to dismiss.

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

The District Court has stayed the Imperial Case until Sun Life’s appeal is resolved by the Eleventh Circuit. Sun Life filed its initial appellant brief on May 27, 2015 and the Company filed its appellee brief on July 13, 2015.

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

IRS Investigation

The Internal Revenue Service (“IRS”) Criminal Investigation Division notified the Company in February 2014 that it is conducting an investigation related to the Company and its legacy structured settlements business. The Company believes that it has been cooperating with the investigation and is unable, at this time, to predict what action, if any, might be taken in the future by the IRS or what impact, if any, the cost of providing information and documents might have on the Company’s financial condition, results of operations, or cash flows. If the investigation results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition and its results of operations. The Company has not established any provision for losses related to this matter.

Class Action Litigation

On January 20, 2015, a purported shareholder of the Company filed a putative class action complaint against the Company, and the individual members of the Board of Directors, in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, entitled Harry Rothenberg v. Imperial Holdings, Inc., et al. (the “State Court Complaint”). The Rothenberg State Court Complaint alleged breaches of fiduciary duties of due care and sought to invalidate a by-law amendment adopted by the Board of Directors on October 30, 2014, which requires current and former shareholders who wish to file a class or derivative action against the Company, its directors or its officers to first obtain written consent from shareholders beneficially owning at least 3% of the outstanding shares of the Company. On March 2, 2015, the Company filed a motion to dismiss and motion to strike certain allegations in the State Court Complaint.

On April 20, 2015, Mr. Rothenberg filed a Verified Shareholder Class Action and Derivative Complaint (the “Federal Court Complaint”) in the United States District Court for the Southern District of Florida, which names the same defendants and asserts similar claims as in the State Court Complaint. The Federal Court Complaint also alleges violations of Sections 14(a) and 20(a) of the 1934 Securities Act, and asserts derivative claims for breach of fiduciary duty, among other claims, based on the previously disclosed IRS Investigation and allegations regarding the Company’s prior structured settlement business made in a case styled Michael Lafontant v. Washington Square Financial, LLC, et al. (“Lafontant Complaint”), which was filed in the United States District Court for the Southern District of New York. The Company has moved to dismiss the Lafontant Complaint based on contractual arbitration provisions, which is pending an order by the district court. On April 21, 2015, Mr. Rothenberg voluntarily dismissed the State Court Complaint, without prejudice. On June 9, 2015, Mr. Rothenberg filed an Amended Complaint. On June 29, 2015, the Company filed a motion to dismiss the Amended Complaint for lack of subject matter jurisdiction due to lack of injury in fact and ripeness and failure to state a claim pursuant to the Federal Rules of Civil Procedure. The Company has not established any provision for losses in respect of this matter.

Other Litigation

On April 10, 2015, a complaint was filed against the Company’s subsidiary in the Circuit Court of the Twentieth Judicial Circuit in and for St. Clair County, Illinois, styled Kenneth Jennings v. Washington Square Financial, LLC d/b/a Imperial Structured Settlements (“Washington Square”). The plaintiff seeks, in a purported class action, to represent all individuals who sold all or a part of a structured settlement annuity to Washington Square under the Illinois Structured Settlement Protections Act (the “Illinois Act”), where the underlying annuity contract contained an anti-assignment clause, and where a court issued an order under the Illinois Act approving the transaction. The complaint seeks, among other things, a declaration that all such transactions are void and compensatory and punitive damages. The Company has not established any provision for losses in respect of this matter.

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

(15) Stockholders’ Equity

During the second quarter of 2015, the Company commenced a rights offering and distributed one non-transferable subscription right for every four shares of common stock owned by its shareholders of record at the close of business on May 26, 2015. Each right entitled its holder to subscribe for one share of common stock at a price of $5.75 per share. Additionally, the Company set aside 1,337,686 shares to honor over-subscription requests. The rights offering was over-subscribed and the Company issued 6,688,433 shares of common stock.

The Company has reserved an aggregate of 2,700,000 shares of common stock under its Omnibus Plan, of which 794,617 options to purchase shares of common stock granted to existing employees were outstanding as of June 30, 2015, and 103,112 shares of restricted stock had been granted to directors under the plan with 41,259 shares subject to vesting.

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

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares is contingent on the Company’s financial performance as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. As a result, the Company determined that it is not probable that the performance conditions will be achieved and no related expense was recognized for the three months and six month periods ended June 30, 2015. The performance shares will be subject to a one year vesting period from the date of issuance.

Exclusive of the 323,500 target performance shares awarded to its directors, named executive officers and certain employees, there were 1,788,512 securities remaining for future issuance under the Omnibus Plan as of June 30, 2015.

During the quarter ended June 30, 2014, the Company adopted ASU No. 2013-11, resulting in an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2014. See Note 16, Income Taxes.

(16) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of approximately 41.2% and 39.4% (before adoption of ASU 2013-11, discussed below) during the six months ended June 30, 2015 and 2014, respectively. The Company’s quarterly effective income tax rates are based upon the Company’s current estimated annual rate. The Company’s annual effective income tax rate varies based upon the Company’s taxable earnings as well as on a mix of taxable earnings in the various state and foreign jurisdictions.

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

The Company and its subsidiary companies are subject to U.S. federal income tax as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

(17) Subsequent Events

Red Falcon Credit Facility

Effective July 16, 2015, Red Falcon Trust (“Red Falcon”), a Delaware statutory trust formed by Blue Heron Designated Activity Company (“Blue Heron”), a wholly-owned Irish subsidiary of the Company, entered into a revolving loan and security agreement (together with its ancillary documents, the “Red Falcon Credit Facility”) with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent (the “Agent”).

General & Security. The Red Falcon Credit Facility provides for an asset-based revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110 million, subject to borrowing base availability. Upon the closing of the Red Falcon Credit Facility, Red Falcon owns a portfolio of 159 life insurance policies with an aggregate death benefit of approximately $608 million, which has been pledged as collateral under the Red Falcon Credit Facility. In connection with the Red Falcon Credit Facility, the residual interests in Red Falcon have also been pledged.

Borrowing Base & Availability. Revolving credit borrowings are permitted for a five-year period with the loans under the Red Falcon Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110 million.

Amortization & Distributions. Proceeds from the policies pledged as collateral under the Red Falcon Credit Facility will be distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds are directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the loan. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then loan to value ratio (“LTV”) as follows: (1) if the LTV is equal to or greater than 50%, all remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV is less than 50% but greater than or equal to twenty-five percent 25%, 65% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; or (3) if the LTV is less than 25%, 35% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance.

Initial Advance and Use of Proceeds. Amounts advanced to Red Falcon following effectiveness of the Red Falcon Credit Facility were approximately $54 million, with certain of the proceeds used to pay transaction expenses and to purchase the policies pledged as collateral under the Red Falcon Credit Facility from certain affiliates of the Company who then made a distribution to the Company used to redeem the Secured Notes. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral, and to pay the fees of service providers. Subsequent advances in respect of newly pledged policies are at the discretion of the lenders.

Interest. Borrowings under the Red Falcon Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50% and subject to a rate floor of 1.0%. The base rate under the Red Falcon Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%.

Maturity. The term of the Red Falcon Credit Facility expires July 15, 2022.

Covenants/Events of Defaults. The Red Falcon Credit Facility contains covenants and events of default, including those that are customary for asset-based credit facilities of this type and including cross defaults under the servicing, portfolio management and sales agreements entered into in connection with the Red Falcon Credit Facility, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, Red Falcon and third parties. The Red Falcon Credit Facility does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation with determinations as to the satisfaction of such tests involving determinations made by the lenders with a high degree of discretion.

Secured Notes

On July 16, 2015, the Company redeemed all of the outstanding Secured Notes and discharged the Secured Note Indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest up to but excluding November 10, 2015. Effective as of the redemption of the Secured Notes, 159 of the life insurance policies that served as collateral under the Indenture were sold to Red Falcon in an internal transfer and pledged as collateral under the Red Falcon Credit Facility. Approximately $8.8 million was expensed as loss on extinguishment related to the early repayment of the facility in July 2015. This includes $5.2 million, $171,000, $1.7 million and $1.7 million related to interest, unused fees, amortization of debt discount and issuance cost.

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

Business Overview

We were founded in December 2006 as a Florida limited liability company and in connection with our initial public offering, in February 2011, Imperial Holdings, Inc. succeeded to the business of Imperial Holdings, LLC and its assets and liabilities. Incorporated in Florida, Imperial owns a portfolio of 633 life insurance policies, also referred to as life settlements, with a fair value of $439.0 million and an aggregate death benefit of approximately $3.0 billion at June 30, 2015. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Our indirect subsidiary company, White Eagle Asset Portfolio, LP (“White Eagle”), is the owner of 439 of these life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $316.5 million at June 30, 2015. White Eagle pledged its policies as collateral to secure borrowings made under a $300.0 million 15-year revolving credit agreement (the “Revolving Credit Facility”), which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. As of June 30, 2015, the majority of our other assets, including the 194 policies that were not pledged as collateral under the Revolving Credit Facility, with an aggregate death benefit of approximately $779.6 million and an estimated fair value of approximately $122.5 million as of June 30, 2015, were pledged as collateral for the payment of $50 million in aggregate principal amount of our 12.875% Senior Secured Notes (the “Secured Notes”), which Secured Notes were redeemed in July 2015, as discussed below.

Beginning in the fourth quarter of 2014, we began acquiring policies with a view towards enhancing projected short term cash flows. Prior to year end, we acquired 14 policies and during the six months ended June 30, 2015, we acquired an additional 38 life insurance policies. These 52 policies, with a face value of $157.5 million, had a weighted average life expectancy at the time of acquisition of 68 months and the insureds underlying these policies had a weighted average age of 85 years. As a result, we have decreased the weighted average life expectancy on the policies that served as collateral for the Secured Notes at June 30, 2015 from 12.6 years at September 30, 2014 to 10.5 years at June 30, 2015. Conversely, we have increased the weighted average age of the insureds underlying these policies from 78.7 years at September 30, 2014 to 80.6 years at June 30, 2015. We believe that re-shaping the projected characteristics of this portfolio made it a more attractive candidate for longer-term financing at a lower cost of capital and, on July 16, 2015, we redeemed the Secured Notes that this portfolio secured and entered into a new revolving credit facility that can be used to pay the premiums on Red Falcon’s life insurance policies for five years. See Note 17, “Subsequent Events” of the notes to Consolidated Financial Statements.

During the second quarter of 2015, we commenced a rights offering and distributed one non-transferable subscription right for every four shares of common stock owned by our shareholders of record at the close of business on May 26, 2015. Each right entitled its holder to subscribe for one share of common stock at a price of $5.75 per share. Additionally, we set aside 1,337,686 shares to honor over-subscription requests. The rights offering was over-subscribed and we issued 6,688,433 shares of common stock and raised gross proceeds of $38.5 million. We plan to use the proceeds from the rights offering to pay premiums on certain of our life insurance policies, to make selective investments in the life settlement asset class, and for general corporate purposes, including working capital.

During the six months ended June 30, 2015, we acquired 38 life insurance policies with an aggregate face amount of $100.8 million, which resulted in a gain of approximately $4.4 million. 12 life insurance policies with face amounts totaling $49.8 million matured, resulting in a gain of $37.8 million on these policies. The gains related to acquisitions and maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the three months and six months ended June 30, 2015. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend, subject to our liquidity needs, to selectively deploy capital in both the secondary and tertiary life settlement markets through the remainder of 2015.

During the second quarter of 2015, the U.S. Society of Actuaries (the “SOA”) exposed tables for the 2014 Valuation Basic Table (“2014 VBT”), which show a lengthening of average life expectancies. We are continuing to monitor the market reaction to the 2014 VBT while we await the final report from the SOA. Additionally, we will continue to monitor our mortality experience to determine whether future adoption of the 2014 VBT would be an appropriate change to the Company’s valuation technique. We understand from discussions with our third-party life expectancy providers that the release of the 2014 VBT tables should not impact their life expectancy estimates. We do expect, however, that adoption of the 2014 VBT would impact our estimated probabilistic cash flow stream as a new mortality table inputted into the

Company’s fair value model would likely result in a change to the mortality curve generated for a given insured. Future changes in life expectancies could have a material adverse effect on the fair value of our life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of life settlements, the valuation of the debt owing under the Revolving Credit Facility and the valuation of our conversion derivative liability formerly embedded within the Convertible Notes have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

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

We determined that an embedded conversion option existed in the Convertible Notes, prior to June 5, 2014, that was required to be separately accounted for as a derivative under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. On June 5, 2014, we obtained shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded the New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, we reclassified the conversion derivative liability to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. In subsequent reporting periods, the Convertible Notes will continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. The debt discount will be amortized into interest expense using the interest method, in an aggregate amount equal to the amount of the conversion derivative liability reclassified into equity along with any unamortized transaction costs. See Note 10, “8.50% Senior Unsecured Convertible Notes.”

Income Recognition

Our primary sources of income are in the form of changes in fair value of life settlements and gains/(losses) on life settlements, net. Our income recognition policies for this source of income is as follows:

•	Changes in Fair Value of Life Settlements—When we acquire certain life insurance policies, we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. We recognize income from life settlement maturities upon receipt of death notice or verified obituary of the insured. This income is the difference between the death benefits and fair values of the policy at the time of maturity.

•	Gain/(Loss) on Life Settlements, Net—We recognize gain/(loss) from life settlement contracts that we own upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are amortized over the life of the related loan using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to our Convertible and Secured Notes. We did not recognize any deferred debt costs on the Revolving Credit Facility given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facility.

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

Our provision for income taxes from continuing operations results in an annual effective tax rate of 41.2% and 39.4% in 2015 and 2014, respectfully, except as noted below. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

In March of 2014, we were notified by the IRS of its intention to examine our tax returns for the years ended December 31, 2011 and 2012. See also “IRS Investigation” in Note 14, Contingencies and Commitments regarding the IRS Criminal Investigation Division’s investigation related to our former structured settlement business.

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

Held-for-sale and discontinued operations

We report a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held-for-sale. We report the results of operations of a business as discontinued operations if the business is classified as held-for-sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. During the fourth quarter of 2013, we sold substantially all of our structured settlements business. As a result, we have classified our structured settlement operating results as discontinued operations.

Foreign Currency

We own certain foreign subsidiary companies formed under the laws of Ireland, Bahamas and Bermuda. These foreign subsidiary companies utilize the U.S. dollar as their functional currency. The foreign subsidiary companies financial statements are denominated in U.S. dollars and therefore, there are no translation gains and losses resulting from converting the financial statements at exchange rates other than the functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary companies functional currency) are included in income. These gains and losses are immaterial to our financial statements.

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

Selected Operating Data (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Period Acquisitions — Policies Owned
Number of policies acquired	8	—	38	—
Average age of insured at acquisition	79.7	—	85.0	—
Average life expectancy — Calculated LE (Years)	7.2	—	5.4	—
Average death benefit	$2,105	$—	$2,652	$—
Aggregate purchase price	$2,125	$—	$27,535	$—
End of Period — Policies Owned
Number of policies owned	633	593	633	593
Average Life Expectancy — Calculated LE (Years)	10.2	11.1	10.2	11.1
Aggregate Death Benefit	$2,982,416	$2,873,899	$2,982,416	$2,873,899
Aggregate fair value	$438,986	$336,846	$438,986	$336,846
Monthly premium — average per policy	$8.4	$7.6	$8.4	$7.6

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

Consolidated Results of Continuing Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income from continuing operations for the quarter ended June 30, 2015 was $966,000 as compared to a net loss of $6.3 million for the quarter ended June 30, 2014, an increase of $7.2 million. Total income from continuing operations was $28.0 million for the quarter ended June 30, 2015, an increase of $19.0 million as compared to total income from continuing operations of $9.0 million during the same period in 2014. Total expenses from continuing operations were $27.4 million for the quarter ended June 30, 2015 compared to total expenses from continuing operations of $19.5 million incurred during the same period in 2014, an increase of $7.9 million, or 41%.

Our net income for the quarter ended June 30, 2014 includes an income tax provision of approximately $4.2 million, which resulted from the adoption of ASU No. 2013-11. See Note 16 “Income Taxes,” to the accompanying consolidated financial statements.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a gain of approximately $28.0 million for the quarter ended June 30, 2015 compared to a gain of $9.0 million for the quarter ended June 30, 2014, an increase of $19.0 million.

During the quarter ended June 30, 2015, seven life insurance policies with face amounts totaling $36.6 million matured. The net gain of these maturities was $26.1 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarter ended June 30, 2015. All seven of these maturities served as collateral under the Revolving Credit Facility. Proceeds from maturities totaling $6.2 million were received during the quarter ended June 30, 2015 and include approximately $4.2 million, which was outstanding for maturities during the quarter ended March 31, 2015 and $2.0 million for maturities in the quarter ended June 30, 2015. Approximately $9.5 million was utilized to repay borrowings under the Revolving Credit Facility during the three months ended June 30, 2015, including approximately $4.0 million that was collected during the quarter ended March 31, 2015. We recorded a $34.7 million receivable for maturity of life settlements at June 30, 2015.

As of June 30, 2015, we owned 633 policies with an estimated fair value of $439.0 million compared to 607 policies with an estimated fair value of $388.9 million at December 31, 2014, an increase of $50.1 million or 13%. Of the 633 policies, 439 policies were pledged to the Revolving Credit Facility and 194 policies serve as collateral for the Secured Notes. During the quarter ended June 30, 2015, we acquired eight life insurance policies that resulted in a gain of approximately $975,000. There were no such acquisitions for the same period during 2014. As of June 30, 2015, the aggregate death benefit of our life settlements was $3.0 billion.

Of these 633 policies owned as of June 30, 2015, 548 were previously premium financed and are valued using discount rates that range from 16.00% – 24.75%. The remaining 85 policies are valued using discount rates that range from 15.00% – 21.00%. See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.

(Loss) / Gain on life settlements, net. There was no gain/loss on life settlements, net for the quarter ended June 30, 2015, as there were no policy sales. During the quarter, ended June 30, 2014, eight policies were sold resulting in a loss of approximately $67,000 with proceeds received of $1.2 million.

Expenses

Interest expense. Interest expense increased to $6.6 million during the quarter ended June 30, 2015, compared to $4.1 million during the same period in 2014, an increase of $2.5 million, as the Company’s outstanding debt increased to $288.7 million. Outstanding debt included $168.0 million of outstanding principal on the Revolving Credit Facility, $70.7 million of Convertible Notes and $50.0 million of Secured Notes.

Of the interest expense of $6.6 million, approximately $2.3 million represents interest paid on the Revolving Credit Facility. Interest expense on the Convertible Notes totaled $2.3 million, including $1.5 million, $661,000 and $98,000 representing interest, amortization of debt discount and issuance costs, respectively. We recorded $2.0 million of interest expense on the Secured Notes, including $1.6 million, $126,000, $147,000, and $149,000 from interest, unused fees, amortization of debt discounts and issuance costs, respectively, during the three months ended June 30, 2015. Of the interest expense of $4.1 million for second quarter of 2014, approximately $1.9 million represents interest paid on the Revolving Credit Facility. Interest expense on the Convertible Notes totaled $2.2 million including $1.5 million, $554,000 and $101,000 representing interest, amortization of debt discount and issuance costs, respectively. See Notes 9, 10 and 11 to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facility. Change in fair value of Revolving Credit Facility was a loss of approximately $13.6 million for the quarter ended June 30, 2015 compared to a loss of $2.7 million for the quarter ended June 30, 2014. This change is associated with projected early repayment of the Revolving Credit Facility given earlier than projected maturities during the second quarter and increased borrowings. This was offset by an increase in the discount rate and the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facility. The Revolving Credit Facility is valued at June 30, 2015 using a discount rate of 23.64%. See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Change in fair value of conversion derivative. Change in fair value of conversion derivative liability embedded in the Convertible Notes was zero for the quarter ended June 30, 2015 compared to a loss of approximately $4.7 million for the quarter ended June 30, 2014. ASC 815, Derivatives and Hedging, required us to bifurcate the embedded conversion option, which was valued on February 21, 2014 and June 5, 2014, which resulted in a fair value loss of approximately $4.7 million for the quarter ended June 30, 2014. Effective June 2014, the liability was reclassified to stockholders’ equity and was no longer required to be recorded at fair value.

Selling, General and Administrative Expenses. SG&A expenses were $7.2 million for the quarter ended June 30, 2015 compared to $8.0 million for the same period in 2014. This was primarily a result of a $796,000 decrease in personnel costs, $121,000 decrease in legal expense and $104,000 decrease in insurance costs. These reductions were offset by an increase in professional fees of $134,000 and other SG&A expenses of $102,000.

Legal expenses for the quarter ended June 30, 2015 were $3.2 million compared to $3.3 million for the quarter ended June 30, 2014. Of the legal expense, approximately $2.3 million is associated with the USAO Investigation and related matters for the quarter ended June 30, 2015, compared to $1.2 million for the quarter ended June 30, 2014. See Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net loss from our discontinued structured settlement operations for the quarter ended June 30, 2015 was $145,000 as compared to a net loss of $185,000 for the quarter ended June 30, 2014. Total income from our discontinued structured settlement operations was $38,000 for the quarter ended June 30, 2015 and 2014, respectively. Unrealized change in fair value of structured settlements receivable was $8,000 for the quarters ended June 30, 2015 and 2014, respectively.

Total expenses from our discontinued structured settlement operations were $274,000 for the quarter ended June 30, 2015 compared to $223,000 incurred during the same period in 2014. This increase was attributable to a $54,000 increase in legal fees.

Consolidated Results of Continuing Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net loss from continuing operations for the six months ended June 30, 2015 was $3.2 million as compared to a net loss of $9.6 million for the six months ended June 30, 2014, a reduction of $6.4 million. Total income from continuing operations was $41.0 million for the six months ended June 30, 2015, an increase of $18.4 as compared to total income from continuing operations of $22.6 million during the same period in 2014. Total expenses from continuing operations were $46.5 million for the six months ended June 30, 2015 compared to total expenses from continuing operations of $32.4 million incurred during the same period in 2014, an increase of $14.1 million, or 43%.

Our net loss for the six months ended June 30, 2015 includes an income tax benefit of approximately $2.3 million.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a gain of approximately $40.9 million for the six months June 30, 2015 compared to a gain of $23.0 million for the six months ended June 30, 2014, an increase of $18.0 million.

During the six months ended June 30, 2015, 12 life insurance policies with face amounts totaling $49.8 million matured compared to five policies with face amounts totaling $11.5 million matured for the same period in 2014. The net gain of these maturities was $37.8 million and $10.6 million for 2015 and 2014, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively. 11 of these maturities served as collateral under the Revolving Credit Facility. Proceeds from maturities totaling $19.2 million were received during the six months ended June 30, 2015. Of this amount, approximately $18.6 million was utilized to repay borrowings under the Revolving Credit Facility during the six months ended June 30, 2015. We recorded a $34.7 million receivable for maturity of life settlements at June 30, 2015.

As of June 30, 2015, we owned 633 policies with an estimated fair value of $439.0 million compared to 593 policies with a fair value of $336.8 million at June 30, 2014, an increase of $102.2 million or 30%. Of the 633 policies, 439 policies were pledged to the Revolving Credit Facility and 194 policies served as collateral for the Secured Notes. During the six months ended June 30, 2015, we acquired 38 life insurance policies that resulted in a gain of approximately $4.3 million. There were no such acquisitions for the same period during 2014. As of June 30, 2015, the aggregate death benefit of our life settlements was $3.0 billion.

Of these 633 policies owned as of June 30, 2015, 548 were previously premium financed and are valued using discount rates that range from 16.00% – 24.75%. The remaining 85 policies are valued using discount rates that range from 15.00% – 21.00%. See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.

(Loss) / Gain on life settlements, net. There was no gain/loss on life settlements, net for the six months ended June 30, 2015, as there were no policy sales. During the six months ended June 30, 2014, 14 policies were sold resulting in a loss of approximately $426,000 on net proceeds received of $4.0 million.

Expenses

Interest expense. Interest expense increased to $12.9 million during the six months ended June 30, 2015, compared to $6.9 million during the same period in 2014, an increase of $6.0 million, as our outstanding debt increased to $288.7 million. Outstanding debt included $168.0 million of outstanding principal on the Revolving Credit Facility, $70.7 million of Convertible Notes and $50.0 million of Secured Notes.

Of the interest expense of $12.9 million, approximately $4.6 million represents interest paid on the Revolving Credit Facility. Interest expense on the Convertible Notes totaled $4.5 million, including $3.0 million, $1.3 million and $189,000 representing interest, amortization of debt discount and issuance costs, respectively. We recorded $3.8 million of interest expense on the Secured Notes, including $3.0 million, $255,000, $264,000, and $277,000 from interest, unused fees, amortization of debt discounts and issuance costs, respectively, during the six months ended June 30, 2015. Of the interest expense of $6.9 million for six months ended June 30, 2014, approximately $3.7 million represents interest paid on the Revolving Credit Facility. Interest expense on the Convertible Notes totaled $3.2 million including $2.2 million, $804,000 and $149,000 representing interest, amortization of debt discount and issuance costs, respectively. See Notes 9, 10 and 11 to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facility. Change in fair value of Revolving Credit Facility was a loss of approximately $17.7 million for the six months ended June 30, 2015 compared to a loss of approximately $3.8 million for the six months ended June 30, 2014. This change is associated with a projected early repayment of the Revolving Credit Facility given earlier than projected maturities and increased borrowings. These were offset by an increase in the discount rate and the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facility, deferred income tax benefit of $2.6 million and a net negative change in the components of operating assets and liabilities of $3.0 million. The Revolving Credit Facility is valued at June 30, 2015 using a discount rate of 23.64%. See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Change in fair value of conversion derivative. Change in fair value of conversion derivative liability embedded in the Convertible Notes was zero for the six months ended June 30, 2015 compared to a loss of approximately $6.8 million for the six months ended June 5, 2014. ASC 815, Derivatives and Hedging, required us to bifurcate the embedded conversion option, which was valued on February 21, 2014 and June 30, 2014, which resulted in a fair value loss of approximately $6.8 million for the six months ended June 30, 2014. Effective June 2014, the liability was reclassified to stockholders’ equity and was no longer required to be recorded at fair value.

Selling, General and Administrative Expenses. SG&A expenses were $15.9 million for the six months ended June 30, 2015 compared to $15.0 million for the same period in 2014. This was primarily a result of a $1.3 million increase in professional fees, $796,000 increase in legal expense and $264,000 increase in other SG&A expenses. These increases were offset by a reduction in personnel costs of $1.2 million and insurance costs of $181,000.

Legal expenses for the six months ended June 30, 2015 were $7.0 million compared to $6.2 million for the six months ended June 30, 2014. Of the legal expense, approximately $4.2 million is associated with the USAO Investigation and related matters for the six months ended June 30, 2015, compared to $1.9 million for the six months ended June 30, 2014. See Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net loss from our discontinued structured settlement operations for the six months ended June 30, 2015 was $302,000 as compared to a net loss of $204,000 for the six months ended June 30, 2014. Total income from our discontinued structured settlement operations was $73,000 for the six months ended June 30, 2015 compared to $112,000 in 2014. During the six months ended June 30, 2014, our discontinued structured settlement operations sold eight structured settlement for a gain of $18,000. There were no sales for the six months ended June 30, 2015. Unrealized change in fair value of structured settlements receivable was $16,000 for the six months ended June 30, 2015 and 2014, respectively.

Total expenses from our discontinued structured settlement operations were $565,000 for the six months ended June 30, 2015 compared to $316,000 incurred during the same period in 2014. This increase was attributable to a $254,000 increase in legal fees.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facility, the indentures governing our note issuances and other financing arrangements.

In the quarter ended June 30, 2015, the Company consummated a rights offering and raised $38.5 million through the issuance of 6,688,433 additional shares of its common stock. At June 30, 2015 we had approximately $55.6 million of cash and cash equivalents. We expect to meet our liquidity needs for the rest of the year primarily through a combination of the receipt of death benefits from life insurance policy maturities, revolving credit borrowings, capital market raises, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the six months ended June 30, 2015, we paid $31.4 million in premiums to maintain our policies in force. Of this amount, $23.2 million was paid by White Eagle through its Revolving Credit Facility borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facility has been mitigated, any available proceeds under the facility’s waterfall provisions will generally be directed to pay outstanding interest and principal on the loan unless the lenders determine otherwise. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facility will be distributed to the Company. As we continue to acquire additional life settlement assets, we expect our premium obligations to increase. Assuming no policy maturities, as of June 30, 2015, we expect to pay $7.7 million in premiums during the remainder of 2015 on the 194 policies that have not been pledged by White Eagle under the Revolving Credit Facility. However, subsequent to June 30, 2015, we expect borrowings under the Red Falcon Credit Facility will pay for $6.7 million of this remaining premium amount. Additionally, at June 30, 2015, $70.7 million and $50.0 million in aggregate principal amount of Convertible Notes and Secured Notes was outstanding, which accrued interest at 8.50% and 12.875%, respectively. Interest on the Convertible Notes is due semi-annually and interest on the Secured Notes was due monthly. Following the end of the second quarter of 2015, we redeemed all of our outstanding Secured Notes. See Note 17, “Subsequent Events” of the notes to Consolidated Financial Statements.

As of June 30, 2015, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $44.6 million, including $2.3 million and $1.2 million incurred during the three months ended June 30, 2015 and 2014, respectively, and $4.2 million and $1.9 million incurred during the six months ended June 30, 2015 and 2014, respectively. We believe we may continue to spend significant amounts on these matters as well as for general litigation and judicial proceedings over the next year, and possibly beyond. In addition, as part of the framework for the settlements of certain litigation arising from the USAO Investigation, the Company has undertaken to advance legal fees and indemnify certain individuals covered under the director and officer liability insurance policies. The remaining obligation to advance and indemnify on behalf of these individuals, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

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

Borrowing availability under the Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At June 30, 2015, $132.0 million was undrawn and $2.7 million was available to borrow under the Revolving Credit Facility. For a description of the facility see Note 9, “Revolving Credit Facility,” of the notes to Consolidated Financial Statements.

At June 30, 2015, the fair value of the debt was $170.9 million. As of June 30, 2015, the borrowing base was approximately $170.7 million including $168.0 million in outstanding principal. There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

8.50% Senior Unsecured Convertible Notes

At June 30, 2015, there was $70.7 million in aggregate principal amount of the Company’s 8.50% senior unsecured convertible notes due 2019 outstanding. For a description of the Convertible Notes see Note 10, “8.50% Senior Unsecured Convertible Notes,” of the notes to Consolidated Financial Statements.

12.875% Senior Secured Notes

At June 30, 2015, there was $50.0 million in aggregate principal amount of the Company’s 12.875% senior secured notes due 2017 outstanding. These notes were repaid on July 16, 2015. For a description of the Secured Notes, see Note 11, “12.875% Senior Secured Notes” and Note 17, “Subsequent Events” of the notes to Consolidated Financial Statements.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	For the Six Months Ended March 31,
	2015	2014
Statement of Cash Flows Data:
Total cash (used in) provided by :
Operating activities	$(26,148)	$(14,804)
Investing activities	(38,953)	(11,326)
Financing activities	65,834	85,817

Increase in cash and cash equivalents	$733	$59,687

Operating Activities

During the six months ended June 30, 2015, operating activities used cash of $26.1 million. Our net loss of $3.5 million was adjusted for: Revolving Credit Facility financing costs and fees of $3.7 million, which represent interest expense and other fees associated with the Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $40.9 million that is mainly attributable to the maturities of 12 policies; change in fair value of Revolving Credit Facility debt loss of $17.7 million that resulted from projected early repayment of the Revolving Credit Facility given earlier than projected maturities during the second quarter and increased borrowings. This was offset by an increase in the discount rate and the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facility, deferred income tax benefit of $2.6 million and a net negative change in the components of operating assets and liabilities of $3.0 million. This $3.0 million change in operating assets and liabilities is partially attributable to a $1.4 million increase in accounts payable and accrued expenses, an $805,000 increase in other liabilities and a $654,000 increase in deposit.

During the six months ended June 30, 2014, operating activities used cash of $14.8 million. Our net loss of $9.8 million was adjusted for Revolving Credit Facility financing costs and fees of $3.2 million, which represent interest expense and other fees associated with the Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $23.0 million that is mainly attributable to the maturities of five policies; change in fair value of Revolving Credit Facility debt loss of $3.8 million that resulted from increased borrowings, increase in the discount rate used to value the facility and projected early repayment of the Revolving Credit Facility given earlier than projected maturities; change in fair value of conversion derivative liability loss of $6.8 million resulted from an increase in the fair value of the embedded derivative included in the Convertible Notes issued during the period and, a net positive change in the components of operating assets and liabilities of $2.5 million. This $2.5 million change in operating assets and liabilities is partially attributable to a $14.1 million decrease in other liabilities and a $13.5 million decrease in restricted cash, both associated with the settlement of the class action and derivative litigation. These reductions were offset by a $2.2 million increase in interest payable and an $804,000 increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $39.0 million and includes proceeds of $19.2 million from maturity of 12 life settlements. This was offset by $31.4 million for premiums paid on life settlements, $25.9 million for purchases of life settlements and $808,000 for deposits on purchase of life settlements.

Net cash used in investing activities for the six months ended June 30, 2014 was $11.3 million and includes $4.0 million from sale of life settlements that were associated with the sale of 14 policies during the period and proceeds of $11.5 million from maturity of five life settlements. This was offset by $26.9 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $65.8 million and includes $38.5 million of net proceeds from the rights offering completed in the second quarter of 2015, $23.8 million of net proceeds from Senior Secured Notes, and $22.2 million of borrowings from the Revolving Credit Facility. These were offset by $18.6 million in repayment of borrowings under the Revolving Credit Facility.

During the six months ended June 30, 2014, cash provided by financing activities was $85.8 million and includes $67.9 million in net proceeds from the Convertible Notes and $23.9 million of borrowings from the Revolving Credit Facility. These were offset by $6.0 million in repayment of borrowings under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At June 30, 2015, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of June 30, 2015 we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of June 30, 2015:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	21.1%	20.6%	A1	AA-
Lincoln National Life Insurance Company	21.8%	19.7%	A1	AA-

Interest Rate Risk

At June 30, 2015, fluctuations in interest rates did not impact interest expense in the life finance business. The Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR under the facility is subject to a floor of 1.5% and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the 1.5% floor provided in the Revolving Credit Facility, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact of interest expense for fiscal year 2015.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of June 30, 2015, we owned life settlements with a fair value of $439.0 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

Foreign Currency Exchange Rate Risk

Changes in the exchange rate between transactions denominated in a currency other than our foreign subsidiary companies functional currency are immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

For a description of legal proceedings, see “Litigation” under Note 14, “Commitments and Contingencies” to our consolidated financial statements.

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

IMPERIAL HOLDINGS, INC.

/s/ Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer
Richard S. O’Connell, Jr. Date August 4, 2015	(Principal Financial Officer)

EXHIBIT INDEX

In reviewing the agreement included as an exhibit to this report, please remember it is included to provide you with information regarding its terms and is not intended to provide any other factual or disclosure information about the Company, its subsidiary companies or other parties to the agreement. The agreement contains representations and warranties that have been made solely for the benefit of the other parties to the agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

Exhibit No.	Description

Exhibit 10.1++	Loan and Security Agreement, dated as of July 16, 2015, among Red Falcon Trust, as borrower, Imperial Finance & Trading, LLC, as guarantor, Blue Heron Designated Activity Company, as portfolio administrator, LNV Corporation, as initial lender, the other lenders party thereto from time to time and CLMG Corp, as the administrative agent.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.	Interactive Data Files

Exhibit 101.INS +	XBRL Instance Document

Exhibit 101.SCH +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF +	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB +	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

+	Submitted electronically with this Quarterly Report
++	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.