Form 10-Q
period 2015-09-30
EMERGENT CAPITAL, INC.
filed 2015-11-09
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35064

EMERGENT CAPITAL, INC.

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

As of November 9, 2015, the Registrant had 28,130,508 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED September 30, 2015

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our ability to obtain financing on favorable terms or at all;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facilities;

•	our ability to meet our debt service obligations;

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

•	cost and delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings under our revolving credit facilities;

•	changes in general economic conditions, including inflation, changes in interest or tax rates and other factors;

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;
adverse developments, including financial ones, associated with the USAO Investigation, the SEC Investigation and the IRS Investigation, other litigation and judicial actions or similar matters;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	increases in premiums on life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	changes to actuarial life expectancy tables;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	loss of business due to, or litigation arising from, the non-prosecution agreement executed in connection with the USAO Investigation, the SEC Investigation, the IRS Investigation or otherwise;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our owned life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums;

•	challenges to the ownership of the life insurance policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption or breaches of our information technology systems;

•	loss of the services of any of our executive officers; and

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts; and other factors.

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. See “Risk Factors” included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

As used in this Form 10-Q, “Emergent Capital,” “Company,” “we,” “us,” “its,” or “our” refer to Emergent Capital, Inc. and its consolidated subsidiary companies, unless the context suggests otherwise.

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$31,260	$51,166
Cash and cash equivalents (VIE Note 4)	9,157	3,751
Prepaid expenses and other assets	1,527	1,502
Deposits - other	1,347	1,340
Deposits on purchases of life settlements	—	1,630
Structured settlement receivables, at estimated fair value	—	384
Structured settlement receivables at cost, net	—	597
Life settlements, at estimated fair value	13,023	82,575
Life settlements, at estimated fair value (VIE Note 4)	444,787	306,311
Receivable for maturity of life settlements (VIE Note 4)	10,088	4,000
Fixed assets, net	335	355
Investment in affiliates	2,384	2,384
Deferred debt costs, net	1,907	3,936
Total assets	$515,815	$459,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,817	$6,140
Accounts payable and accrued expenses (VIE Note 4)	388	423
Other liabilities	419	1,256
Interest payable - Convertible Notes (Note 11)	768	2,272
Convertible Notes, net of discount (Note 11)	57,867	55,881
Interest payable - Secured Notes (Note 12)	—	261
Secured Notes, net of discount (Note 12)	—	24,036
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4)	157,946	145,831
Red Falcon Revolving Credit Facility, at estimated fair value (VIE Note 4)	55,685	—
Deferred tax liability	1,524	8,728
Total liabilities	279,414	244,828
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized; 28,130,508 and 21,402,990 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	281	214
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of September 30, 2015 and December 31, 2014)	—	—
Treasury Stock, net of cost (65,621 and 0 shares as of September 30, 2015 and December 31, 2014, respectively)	(348)	—
Additional paid-in-capital	305,389	266,705
Accumulated deficit	(68,921)	(51,816)
Total stockholders’ equity	236,401	215,103
Total liabilities and stockholders’ equity	$515,815	$459,931
 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Income
Interest income	$7	$9	$16	$22
Loss on life settlements, net	—	—	—	(426)
Change in fair value of life settlements (Notes 8 & 13)	2,667	(3,643)	43,582	19,313
Other income	95	17	185	72
Total income (loss)	2,769	(3,617)	43,783	18,981
Expenses
Interest expense	8,614	4,303	21,491	11,165
Extinguishment of Secured Notes	8,782	—	8,782	—
Change in fair value of Revolving Credit Facilities (Notes 9, 10 & 13)	(4,203)	(8,375)	13,489	(4,556)
Change in fair value of conversion derivative liability (Notes 11 & 13)	—	—	—	6,759
Personnel costs	1,945	1,910	5,425	6,627
Legal fees	3,370	2,943	10,345	9,121
Professional fees	1,579	1,143	5,284	3,562
Insurance	309	414	966	1,253
Other selling, general and administrative expenses	585	544	1,671	1,365
Total expenses	20,981	2,882	67,453	35,296
Income (loss) from continuing operations before income taxes	(18,212)	(6,499)	(23,670)	(16,315)
Benefit for income taxes	4,721	2,235	6,981	2,452
Net income (loss) from continuing operations	$(13,491)	$(4,264)	$(16,689)	$(13,863)
Discontinued Operations:
Income (loss) from discontinued operations	(147)	(249)	(640)	(454)
Benefit for income taxes	34	—	224	—
Net income (loss) from discontinued operations	(113)	(249)	(416)	(454)
Net income (loss)	$(13,604)	$(4,513)	$(17,105)	$(14,317)
Basic and diluted income (loss) per share:
Continuing operations	$(0.48)	$(0.20)	$(0.70)	$(0.65)
Discontinued operations	$—	$(0.01)	$(0.02)	$(0.02)
Net income (loss)	$(0.48)	$(0.21)	$(0.72)	$(0.67)
Weighted average shares outstanding:
Basic and diluted	28,084,254	21,361,930	23,827,030	21,352,086
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2015

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2015	21,402,990	$214	—	$—	$266,705	$(51,816)	$215,103
Net income (loss)	—	—	—	—	—	(17,105)	(17,105)
Stock-based compensation	41,259	—	—	—	429	—	429
Purchase of treasury stock, net of costs	—	—	65,621	(348)	—	—	(348)
Common stock issued for rights offering, net of costs	6,688,433	67	—	—	38,267	—	38,334
Retirement of common stock	(2,174)	—	—	—	(12)	—	(12)
Balance, September 30, 2015	28,130,508	281	65,621	(348)	305,389	(68,921)	236,401
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(17,105)	$(14,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	74	59
Red Falcon Revolving Credit Facility origination cost	3,273	—
White Eagle Revolving Credit Facility financing cost and fees	5,566	4,238
Amortization of discount and deferred costs for Convertible Notes	2,281	1,648
Amortization of discount and deferred costs for Secured Notes	542	—
Stock-based compensation expense	429	762
Change in fair value of life settlements	(43,582)	(19,313)
Unrealized change in fair value of structured settlements	(20)	(24)
Loss on sale of structured settlements	(32)	—
Change in fair value of Revolving Credit Facilities	13,489	(4,556)
Loss on life settlements, net	—	426
Interest income	(81)	(102)
Extinguishment of Secured Notes	8,782	—
Change in fair value of conversion derivative liability	—	6,759
Deferred income tax	(7,205)	(2,452)
Change in assets and liabilities:
Restricted cash	—	13,506
Deposits - other	(654)	243
Investment in affiliates	—	(7)
Structured settlement receivables	1,097	578
Prepaid expenses and other assets	(188)	(413)
Accounts payable and accrued expenses	(1,491)	2,512
Other liabilities	(812)	(14,301)
Interest payable - Convertible Notes	(1,503)	768
Interest payable - Secured Notes	(261)	—
Net cash used in operating activities	(37,401)	(23,986)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(47)	(178)
Purchase of life settlements	(28,904)	(3,488)
Premiums paid on life settlements	(48,243)	(40,578)
Proceeds from sale of life settlements, net	—	4,031
Proceeds from maturity of life settlements	47,519	13,641
Deposits on purchase of life settlements	—	(50)
Net cash used in investing activities	(29,675)	(26,622)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	36,880	36,004
Repayment of borrowings under White Eagle Revolving Credit Facility	(43,241)	(17,595)
Borrowings under Red Falcon Revolving Credit Facility	2,967	—
Repayment of borrowings under Red Falcon Revolving Credit Facility	(1,863)	—
Proceeds from Convertible Notes, net	—	67,892
Proceeds from rights offering	38,458	—
Proceeds from Secured Notes, net	23,750	—
Purchase of treasury stock	(348)	—
Payment under finance lease obligations	(25)	—
Extinguishment of Secured Notes	(3,570)	—
Red Falcon Revolving Credit Facility origination costs	(427)	—
Secured Notes deferred costs	(5)	—
Net cash provided by financing activities	52,576	86,301
Net decrease/increase in cash and cash equivalents	(14,500)	35,693
Cash and cash equivalents, at beginning of the period	54,917	22,699
Cash and cash equivalents, at end of the period	$40,417	$58,392
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$12,143	$4,496
Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$5,566	$4,962
Red Falcon Revolving Credit Facility origination cost paid to lender	$2,200	—
Repayment of Secured Notes by lender of Red Falcon Revolving Credit Facility	$51,800	—
Borrowings under Red Falcon Revolving Credit Facility	$54,000	—
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. on February 3, 2011, in connection with the Company’s initial public offering. Effective September 1, 2015, the Company changed its name to Emergent Capital, Inc. (with its subsidiary companies, the “Company” or “Emergent Capital”).

Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 634 life insurance policies, also referred to as life settlements, with a fair value of $457.8 million and an aggregate death benefit of approximately $3.0 billion at September 30, 2015. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 439 of these policies, with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $327.4 million at September 30, 2015 are pledged under a $300.0 million, revolving credit agreement (the “White Eagle Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”). Additionally, 157 policies, with an aggregate death benefit of approximately $604.8 million and an estimated fair value of approximately $117.4 million at September 30, 2015 were pledged as collateral under a $110.0 million, revolving credit agreement (the “Red Falcon Revolving Credit Facility” and, together with the White Eagle Revolving Credit Facility, the "Revolving Credit Facilities") entered into by Red Falcon Trust (“Red Falcon”), a Delaware statutory trust formed by a wholly-owned Irish subsidiary of the Company.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facilities. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 439 policies, with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $327.4 million and Red Falcon is the owner of 157 policies with an aggregate death benefit of approximately $604.8 million and an estimated fair value of approximately $117.4 million, in each case, at September 30, 2015.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2015. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business for $12.0 million. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business as discontinued operations. The accompanying consolidated balance sheets of the Company as of September 30, 2015 and December 31, 2014, and the related consolidated statements of operations for each of the three months and nine months ended September 30, 2015 and 2014, and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results as discontinued operations. See Note 7, “Discontinued Operations,” for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

Derivative Instrument

In February 2014, the Company issued and sold $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the “Convertible Notes”). Prior to shareholder approval on June 5, 2014 to issue shares of common stock upon conversion of the Convertible Notes in excess of New York Stock Exchange limits for share issuances without shareholder approval, the Convertible Notes contained an embedded derivative feature. In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, derivative instruments are recognized as either assets or liabilities on the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract, such as the Convertible Notes, are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determined the fair value of its embedded derivative based upon available market data and unobservable inputs using a Black Scholes pricing model. In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes are recorded at accreted value and will continue to be accreted up to the par value of the Convertible Notes at maturity. See Note 11, "8.50% Senior Unsecured Convertible Notes."

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

Use of Estimates

The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the Revolving Credit Facilities, the valuation of equity awards and the valuation of the conversion derivative liability formerly embedded within the Company’s Convertible Notes.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30).” This standard provides guidance on the balance sheet presentation for debt issuance costs and debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of September 30, 2015 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
September 30, 2015	$464,032	$214,019	$2,384	$2,384
December 31, 2014	$314,062	$146,254	$2,384	$2,384

As of September 30, 2015, 439 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $327.4 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the three months and nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014.

As of September 30, 2015, 157 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $604.8 million and an estimated fair value of approximately $117.4 million were pledged as collateral under the Red Falcon Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated Red Falcon in its financial statements for the three months and nine months ended September 30, 2015.

(5) Earnings Per Share

As of September 30, 2015 and 2014, there were 28,130,508 and 21,402,990 issued and outstanding shares of common stock, respectively.

Basic net income per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income, adjusted to include expenses recognized associated with convertible debt, attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method and if-converted method, as applicable.

The following tables reconcile actual basic and diluted earnings per share for the three months and nine months ended September 30, 2015 and 2014 (in thousands except share and per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015(1)	2014(2)	2015(1)	2014(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(13,491)	$(4,264)	$(16,689)	$(13,863)
Net income (loss) from discontinued operations	$(113)	$(249)	$(416)	$(454)
Net income (loss)	$(13,604)	$(4,513)	$(17,105)	$(14,317)
Basic and diluted income (loss) per common share:
Basic and diluted income (loss) from continuing operations	$(0.48)	$(0.20)	$(0.70)	$(0.65)
Basic and diluted income (loss) from discontinued operations	$—	$(0.01)	$(0.02)	$(0.02)
Basic and diluted income (loss) per share available to common shareholders	$(0.48)	$(0.21)	$(0.72)	$(0.67)
Denominator:
Basic and diluted	28,084,254	21,361,930	23,827,030	21,352,086

(1)
The computation of diluted EPS does not include 41,259 shares of restricted stock, 774,394 options, 6,240,521 warrants up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 performance shares, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 815,448 options, 6,240,521 warrants, 41,060 shares of restricted stock, up to 10,464,491 shares of underlying common stock issuable upon conversion of the Convertible Notes and 299,500 performance shares for the three months and nine months ended September 30, 2014, as the effect of their inclusion would have been anti-dilutive.

(6) Stock-based Compensation

On May 28, 2015, the Company amended and restated its 2010 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”). Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides for an aggregate of 2,700,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan.

The Company recognized approximately $0 and $140,000 in stock-based compensation expense relating to stock options during the three months ended September 30, 2015 and 2014, respectively, and approximately $237,000 and $632,000 during the nine months ended September 30, 2015 and 2014, respectively. The Company incurred additional stock-based compensation expense of approximately $61,000 relating to restricted stock granted to its board of directors during the three months ended September 30, 2015 and 2014, respectively, and approximately $192,000 and $130,000 during the nine months ended September 30, 2015 and 2014, respectively. During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan at the Company’s 2015 annual meeting, which was obtained on May 28, 2015. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 –150% of the target performance shares. The Company evaluates on a quarterly basis whether it is probable that the Company’s financial performance conditions will be achieved. At September 30, 2015 and 2014, the Company determined that it was not probable that the performance conditions would be achieved and as a result, no related expense was recognized for the three months and nine months ended September 30, 2015 and 2014, respectively.

Options

As of September 30, 2015, options to purchase 774,394 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.50 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the nine months ended September 30, 2015:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2015	807,949	$8.50	4.48	—
Options granted	—			—
Options exercised	—			—
Options forfeited	(33,555)	$8.50	—	—
Options expired	—			—
Options outstanding, September 30, 2015	774,394	$8.50	3.73	—
Exercisable at September 30, 2015	774,394	$8.50	3.73	—
Unvested at September 30, 2015	—	—	—	—

As of September 30, 2015, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. During the three months ended September 30, 2015 and 2014, the Company recognized expense of $0 and $140,000, respectively, related to these options and $237,000 and $632,000 during the nine months ended September 30, 2015 and 2014, respectively. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

17,286 shares of restricted stock granted to the Company’s directors under the Omnibus Plan vested during the nine months ended September 30, 2014. The fair value of the vested restricted stock was valued at approximately $120,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company expensed approximately $0 and $52,000 in stock based compensation related to the 17,286 shares of restricted stock during the three months and nine months ended September 30, 2014, respectively.

Under the Omnibus Plan, 41,060 shares of restricted stock granted to the Company’s directors vested during the nine months ended September 30, 2015. The fair value of the vested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $61,000 and $78,000 related to these 41,060 shares of restricted stock during the three months and nine months ended September 30, 2014, respectively and approximately $0 and $108,000 during the three months and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2015, 41,259 shares of restricted stock were granted to the Company’s directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company expensed approximately $61,000 and $83,000 in stock based compensation related to these 41,259 shares of restricted stock during the three months and nine months periods ended September 30, 2015, respectively.

The following table presents the activity of the Company’s unvested shares of restricted stock for the nine months ended September 30, 2015:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2015	41,060
Granted	41,259
Vested	(41,060)
Forfeited	—
Outstanding September 30, 2015	41,259

The aggregate intrinsic value of these awards is $230,000 and the remaining weighted average life of these awards is 0.7 years as of September 30, 2015.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the 323,500 shares. At September 30, 2015, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the three months and nine months ended September 30, 2015. If issued, the performance shares will be subject to a one year vesting period from the date of issuance.

The following table presents the activity of the Company’s performance share awards for the nine months ended September 30, 2015:

Performance Shares	Number of Shares
Outstanding January 1, 2015	323,500
Awarded	—
Vested	—
Forfeited	—
Outstanding September 30, 2015	323,500

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At September 30, 2015, all 4,240,521 warrants remained outstanding.

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

(7) Discontinued Operations

On October 25, 2013, the Company sold substantially all of the operating assets comprising its structured settlement business to Majestic Opco L.L.C for gross proceeds of $12.0 million pursuant to an Asset Purchase Agreement. No structured settlement receivables were sold and no on-balance sheet liabilities were transferred in connection with the sale. This sale resulted in the recognition of a gain of $11.3 million in the fourth quarter of 2013. On August 28, 2015, the Company sold its remaining structured settlement receivables assets for $920,000 to the buyer of its operating assets, an entity to which the Company continues to provide CEO consulting services (with the Company's chief executive officer serving as interim chief executive officer) pursuant to a transition services arrangement.

As a result of the sale of its structured settlements business, the Company reclassified its structured settlement business operating results as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. All other footnotes in these financial statements that were affected by this reclassification of discontinued operations have been updated accordingly.

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total income (loss)	$(13)	$38	$60	$150
Total expenses	(134)	(287)	(700)	(604)
Income (loss) before income taxes	(147)	(249)	(640)	(454)
Income tax benefit	34	—	224	—
Net income (loss) from discontinued operations	$(113)	$(249)	$(416)	$(454)

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

As of September 30, 2015 and December 31, 2014, the Company owned 634 and 607 policies, respectively, with an aggregate estimated fair value of life settlements of $457.8 million and $388.9 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at September 30, 2015 was 10.0 years. The following table describes the Company’s life settlements as of September 30, 2015 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	—	$—	$—
1 - 2	9	21,516	32,307
2 - 3	20	52,926	95,122
3 - 4	19	29,638	70,309
4 - 5	25	33,129	96,406
Thereafter	561	320,601	2,703,759
Total	634	$457,810	$2,997,903

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2014 was 10.7 years. The following table describes the Company’s life settlements as of December 31, 2014 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0-1	—	$—	$—
1-2	4	9,227	12,728
2-3	10	23,202	45,852
3-4	16	29,531	67,735
4-5	19	23,012	65,614
Thereafter	558	303,914	2,739,137
Total	607	$388,886	$2,931,066

Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2015, are as follows (in thousands):

Remainder of 2015	$16,292
2016	68,891
2017	75,602
2018	78,260
2019	85,030
Thereafter	1,110,449
$1,434,524

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

(9) White Eagle Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent, providing for up to $300.0 million in borrowings. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the White Eagle Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the “Conversion”) and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the White Eagle Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

As of September 30, 2015, 439 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $327.4 million are pledged as collateral under the White Eagle Revolving Credit Facility.

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $300.0 million, subject to borrowing base availability. 439 life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $327.4 million are pledged as collateral under the White Eagle Revolving Credit Facility at September 30, 2015. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At September 30, 2015, $140.1 million was undrawn and $1.9 million was available to borrow under the White Eagle Revolving Credit Facility.

Amortization & Distributions. Proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. Absent an event of default, after premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding interest and principal on the loan, unless the lenders determine otherwise. Generally, after payment of interest and principal, up to $76.1 million in collections from policy proceeds are to be paid to White Eagle, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. With respect to approximately 25% of the face amount of policies pledged as collateral under the White Eagle Revolving Credit Facility, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments with respect to amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle will instead be held in a designated account controlled by the lenders and may be applied to fund operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

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

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.00% and subject to the rate floor described above. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at September 30, 2015 was 5.5%.

Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Interest expense on the facility was $2.3 million and $2.1 million, which includes $1.7 million and $1.5 million withheld from borrowings by the lender and $634,000 and $573,000 paid by White Eagle, for the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, interest expense on the facility was $6.9 million and $5.8 million, which includes $5.0 million and $4.2 million withheld from borrowings by the lender and $1.9 million and $1.6 million paid by White Eagle, respectively.

Maturity. The term of the White Eagle Revolving Credit Facility expires April 28, 2028, which is also the scheduled commitment termination date (though the lenders’ commitments to fund borrowings may terminate earlier in an event of default). The lenders’ interests in and rights to a portion of the proceeds of the policies does not terminate with the repayment of the principal borrowed and interest accrued thereon, the termination of the White Eagle Revolving Credit Facility or expiration of the lenders’ commitments.

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. The White Eagle Revolving Credit Facility does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

Remedies. The White Eagle Revolving Credit Facility and ancillary transaction documents afford the lenders a high degree of discretion in their selection and implementation of remedies, including strict foreclosure, in relation to any event of default, including a high degree of discretion in determining whether to foreclose upon and liquidate all or any pledged policies, the interests in White Eagle, and the manner of any such liquidation. White Eagle has limited ability to cure events of default through the sale of policies or the procurement of replacement financing.

The Company elected to account for the debt under the White Eagle Revolving Credit Facility, which includes the 50% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

At September 30, 2015, the fair value of the outstanding debt was $157.9 million and the borrowing base was approximately $161.8 million, including $159.9 million in outstanding principal.

There are no scheduled repayments of principal prior to maturity. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.

(10) Red Falcon Revolving Credit Facility

Effective July 16, 2015, Red Falcon Trust (“Red Falcon”), a Delaware statutory trust formed by Blue Heron Designated Activity Company (“Blue Heron”), a wholly-owned Irish subsidiary of the Company, entered into a revolving loan and security agreement (together with its ancillary documents, the “Red Falcon Revolving Credit Facility”) with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent (the “Agent”).
General & Security. The Red Falcon Revolving Credit Facility provides for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of September 30, 2015, 157 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $604.8 million and an estimated fair value of approximately $117.4 million are pledged as collateral under the Red Falcon Revolving Credit Facility. In connection with the Red Falcon Revolving Credit Facility, the residual interests in Red Falcon have also been pledged.
Borrowing Base & Availability. Revolving credit borrowings are permitted for a five-year period with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110.0 million. At September 30, 2015, $54.9 million was undrawn and $110,000 was available to borrow under the Red Falcon Revolving Credit Facility.
Amortization & Distributions. Proceeds from the policies pledged as collateral under the Red Falcon Revolving Credit Facility are distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds are directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the greater of the then outstanding balance of the loan or the initial advance. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then loan to value ratio (“LTV”) as follows: (1) if the LTV is equal to or greater than 50%, all remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV is less than 50% but greater than or equal to 25%, 65% of the remaining proceeds will be directed the lenders to repay the then outstanding principal balance; or (3) if the LTV is less than 25%, 35% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance. To the extent there are not sufficient remaining proceeds in the waterfall to satisfy the amount of required interest and amortization then due, Red Falcon will pay any such shortfall amount.
Initial Advance and Use of Proceeds. Amounts advanced to Red Falcon following effectiveness of the Red Falcon Revolving Credit Facility were approximately $54.0 million with certain of the proceeds used to pay transaction expenses and to purchase the policies pledged as collateral under the Red Falcon Revolving Credit Facility from certain affiliates of the Company, who then made a distribution to the Company which was used to redeem the Secured Notes; see Note 12. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral, and to pay the fees of service providers. Subsequent advances in respect of newly pledged policies are at the discretion of the lenders.
Interest. Borrowings under the Red Falcon Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50% and subject to a rate floor of 1.0%. The base rate under the Red Falcon Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective interest rate at September 30, 2015 was 5.5%.
Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Red Falcon Revolving Credit Facility. Interest expense on the facility was $3.8 million, which includes $3.2 million relating to the debt issuance cost which was not capitalized as a result of electing the fair value option for valuing this debt, and $601,000 relating to interest payments paid by Red Falcon, for the three months and nine months ended September 30, 2015.
Maturity. The term of the Red Falcon Revolving Credit Facility expires July 15, 2022.
Covenants/Events of Defaults. The Red Falcon Revolving Credit Facility contains covenants and events of default, including those that are customary for asset-based credit facilities of this type and including cross defaults under the servicing, portfolio management and sales agreements entered into in connection with the Red Falcon Revolving Credit Facility, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, Red Falcon and third parties. The Red Falcon Revolving Credit Facility does not contain any financial covenants, but does contain certain tests relating to asset maintenance, performance and valuation with determinations as to the satisfaction of such tests involving determinations made by the lenders with a high degree of discretion.
The Company elected to account for the debt under the Red Falcon Revolving Credit Facility using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
At September 30, 2015, the fair value of the outstanding debt was $55.7 million and the borrowing base was approximately $55.2 million, including $55.1 million in outstanding principal.

(11) 8.50% Senior Unsecured Convertible Notes

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

The Convertible Notes are convertible into shares of common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Initially, the Convertible Notes were convertible into shares of common stock at a conversion rate of 147.9290 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $6.76 per share of common stock). In the second quarter of 2015, the conversion rate was adjusted to 151.7912 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $6.59 per share of common stock) in connection with anti-dilution adjustment triggered by a rights offering that resulted in the issuance of 6,688,433 shares of the Company’s stock.

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

At June 5, 2014, the fair value of the conversion derivative liability was $23.7 million. In accordance with ASC 815, the Company reclassified this amount along with $756,000 of unamortized transaction costs offset by deferred taxes of $8.8 million to stockholders’ equity. As of September 30, 2015, the carrying value of the Convertible Notes was $57.9 million. The unamortized debt discount and origination cost of $12.8 million and $1.9 million, respectively, will be amortized over the remaining life of the Convertible Notes, using the effective interest method.

The Company recorded $2.3 million and $2.2 million of interest expense on the Convertible Notes, including $1.5 million, $711,000 and $105,000 and $1.5 million, $605,000 and $90,000 from interest, amortizing debt discounts and issuance costs, during the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded $6.8 million and $5.3 million of interest expense on the Convertible Notes, including $4.5 million, $2.0 million and $294,000 and $3.7 million, $1.4 million and $239,000 from interest, amortizing debt discounts and issuance costs, respectively.

During the nine months ended September 30, 2014, the Company recorded a loss on the change in fair value of the conversion derivative liability of $6.8 million.

(12) 12.875% Senior Secured Notes

On November 10, 2014 (the “Initial Closing Date”), the Company, as issuer, entered into an indenture with certain of its subsidiary companies, Harbordale, LLC, Imperial Finance & Trading, LLC, Imperial Life and Annuity Services, LLC, Imperial Litigation Funding, LLC, Imperial Premium Finance, LLC, Red Reef Alternative Investments, LLC and Washington Square Financial, LLC, as guarantors (the “Guarantors”), and Wilmington Trust Company, as indenture trustee. The indenture provided for the issuance of up to $100 million in senior secured notes (the “Secured Notes), of which $25 million was issued by the Company on the Initial Closing Date. The Secured Notes issued on the Initial Closing Date were issued at 96% of their face amount and were purchased under a note purchase agreement (the “Note Purchase Agreement”) with the Company and the Guarantors by an affiliate of Indaba Capital Management, L.P. (the “Purchaser”) in a private transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. On January 21, 2015, the Company issued an additional $25.0 million in aggregate principal amount of Secured Notes, which were purchased by the Purchaser under the Note Purchase Agreement at 96% of their principal amount. Fees and expenses paid by the Company in connection with the Initial Closing Date and its subsequent issuance were approximately $1.8 million and $305,000, respectively.
Interest on issued Secured Notes accrued at 12.875% per annum and all Secured Notes issued under the indenture were scheduled to mature on November 10, 2017.
The Secured Notes were guaranteed by the Guarantors and were secured by substantially all of the Company’s and Guarantors’ assets, other than those securing the White Eagle Revolving Credit Facility, including cash on account as well as the Company’s life insurance policies that were not pledged as collateral under the White Eagle Revolving Credit Facility. The Secured Notes were also secured by pledges of the equity interests of the Guarantors and by pledges of 65% of their first tier foreign subsidiary companies.
On July 16, 2015, the Company redeemed all of the outstanding Secured Notes and discharged the Secured Note indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest up to but excluding November 10, 2015. Effective as of the redemption of the Secured Notes, 159 of the life insurance policies that served as collateral for the Secured Notes were sold to Red Falcon in an internal transfer and pledged as collateral under the Red Falcon Revolving Credit Facility. Approximately $8.8 million was expensed as extinguishment related to the early repayment of the facility, in July 2015. This includes $5.2 million, $171,000, $1.7 million and $1.7 million related to interest and prepayment penalties, unused fees, write off of debt discount and write off of issuance cost.
The Company recorded $4.0 million of interest expense on the Secured Notes, including $3.2 million, $265,000, $264,000 and $277,000 from interest, unused fees, amortizing debt discounts and issuance costs, during the nine months ended September 30, 2015.

(13) Fair Value Measurements

The Company carries life settlements and debt under the Revolving Credit Facilities at fair value in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of September 30, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Life settlements	$—	$—	$457,810	$457,810
	$—	$—	$457,810	$457,810

The balances of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$157,946	$157,946
Red Falcon Revolving Credit Facility	—	—	55,685	55,685
	$—	$—	$213,631	$213,631

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Life settlements	$—	$—	$388,886	$388,886
Structured settlement receivables	—	—	384	384
	$—	$—	$389,270	$389,270

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$145,831	$145,831
	$—	$—	$145,831	$145,831

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 9/30/15	Aggregate death benefit at 9/30/15	Valuation Technique	Unobservable Input (s)	Range (Weighted Average)
Non-premium financed	$97,022	$343,803	Discounted cash flow	Discount rate	15.00%	-	21.00%
				Life expectancy evaluation	(6.6 years)
Premium financed	$360,788	$2,654,100	Discounted cash flow	Discount rate	16.00%	-	24.75%
				Life expectancy evaluation	(10.5 years)
Life settlements	$457,810	$2,997,903	Discounted cash flow	Discount rate	17.00%
				Life expectancy evaluation	(10.0 years)
White Eagle Revolving Credit Facility	$157,946	N/A	Discounted cash flow	Discount rate	23.55%
				Life expectancy evaluation	(9.9 years)
Red Falcon Revolving Credit Facility	$55,685	N/A	Discounted cash flow	Discount Rate	11.18%
				Life expectancy evaluation	(9.5 years)

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

The Company provides medical records for each insured to independent life expectancy providers (each, an “LE provider”). Each LE provider reviews and analyzes the medical records and identifies all medical conditions it feels are relevant to the life expectancy determination of the insured. Debits and credits are assigned by each LE provider to the individual’s health based on identified medical conditions. The debit or credit that an LE provider assigns to a medical condition is derived from the experience of mortality attributed to this condition in the portfolio of lives that the LE provider monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor. The mortality factor represents the degree to which the given life can be considered more or less impaired than a life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life relative to the LE provider’s population. Since each provider’s mortality factor is based on its own mortality table, the Company calculates its own factors to apply to the table selected by the Company.

Since the quarter ended September 30, 2012, the Company has used a modified version of the 2008 Valuation Basic Table (“2008 VBT”), a mortality table developed by the U.S. Society of Actuaries (the “SOA”). The mortality table is created based on the expected rates of death among groups categorized by gender, age, and smoking status. Since the Company uses the 2008 VBT, the Company calculates its own mortality factor that, when applied to the 2008 VBT, produces the same life expectancy provided by each LE provider. The resulting mortality factors are then blended to determine a factor for each insured.

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

During the three months ended September 30, 2015, the SOA released tables for an updated Valuation Basic Table (the “2015 VBT”). The Company is continuing to monitor the market reaction to the VBT. Additionally, the Company will continue to monitor its mortality experience to determine whether future adoption of the 2015 VBT would be an appropriate change to the Company’s valuation technique.

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

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$384,990	$(72,820)
-	$457,810	—
-6	$536,666	$78,856

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, the Company seeks to hold policies issued by insurance companies that are rated investment grade. At September 30, 2015, the Company had eighteen life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of September 30, 2015:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	20.6%	20.5%	A1	AA-
Lincoln National Life Insurance Company	21.6%	19.6%	A1	AA-
Estimated risk premium

As of September 30, 2015, the Company owned 634 policies with an estimated fair value of $457.8 million. Of these 634 policies, 547 were previously premium financed and are valued using discount rates that range from 16.00% to 24.75%. The remaining 87 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 21.00%. As of September 30, 2015, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 17.00%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
16.50%	-0.50%	$469,610	$11,800
17.00%	—	$457,810	$—
17.50%	+0.50%	$446,512	$(11,298)

Future changes in the discount rates the Company uses to value life insurance policies could have a material effect on the Company’s yield on life settlement transactions, which could have a material adverse effect on its business, financial condition and results of its operations.

At the end of each reporting period the Company re-values the life insurance policies using the Company’s valuation model in order to update its estimate of fair value for investments in policies held on its balance sheet. This includes reviewing the Company’s assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.

White Eagle Revolving Credit Facility—439 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. Proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall. After premium payments and fees to service providers, 100% of the remaining proceeds will be directed to pay outstanding principal and interest on the loan. Generally, after payment of principal and interest, collections from policy proceeds are to be paid to White Eagle up to $76.1 million, then 50% of the remaining proceeds are to be directed to the lenders with the remainder paid to White Eagle. The Company has elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the White Eagle Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Life expectancy sensitivity analysis of the policies securing the White Eagle Revolving Credit Facility

A considerable portion of the fair value of the White Eagle Revolving Credit Facility is determined by the timing of receipt of future policy proceeds. Should life expectancies lengthen such that policy proceeds are collected further into the future, the fair value of this debt will decline. Conversely, should life expectancies shorten, the fair value of this debt will increase. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$132,093	$(25,853)
	$157,946	—
-6	$182,793	$24,847

Future changes in the life expectancies could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of operations.

Discount rate of the White Eagle Revolving Credit Facility

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and the Company’s estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1⁄2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of September 30, 2015 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
23.05%	-0.50%	$160,730	$2,784
23.55%	—	$157,946	$—
24.05%	+0.50%	$155,255	$(2,691)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At September 30, 2015, the fair value of the debt was $157.9 million and the outstanding principal was approximately $159.9 million.
Red Falcon Revolving Credit Facility—157 policies are pledged by Red Falcon to serve as collateral for its obligations under the Red Falcon Revolving Credit Facility. Proceeds from the policies pledged as collateral under the Red Falcon Credit Facility are distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds are directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the loan. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then loan to value ratio (“LTV”) as follows: (1) if the LTV is equal to or greater than 50%, all remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV is less than 50% but greater than or equal to 25%, 65% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; or (3) if the LTV is less than 25%, 35% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance. The Company has elected to account for this long-term debt using the fair value method. The fair value of the debt is the amount the

Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Red Falcon Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Life expectancy sensitivity analysis of the policies securing the Red Falcon Revolving Credit Facility
A considerable portion of the fair value of the Red Falcon Revolving Credit Facility is determined by the timing of receipt of future policy proceeds. Should life expectancies lengthen such that policy proceeds are collected further into the future, the fair value of this debt will decline. Conversely, should life expectancies shorten; the fair value of this debt will increase. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

If all of the insured lives in the life settlement portfolio pledged under the Red Falcon Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Red Falcon Revolving Credit Facility, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
+6	$53,734	$(1,951)
	$55,685	—
-6	$57,236	$1,551

Future changes in the life expectancies could have a material effect on the fair value of the Red Falcon Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of operations.
Discount rate of the Red Falcon Revolving Credit Facility
The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and the Company’s estimate of the return a lender lending against the policies would require.
Market interest rate sensitivity analysis of the Red Falcon Revolving Credit Facility
The extent to which the fair value of the Red Falcon Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1⁄2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Red Falcon Revolving Credit Facility as of September 30, 2015 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
10.68%	-0.50%	$56,523	$838
11.18%	—	$55,685	$—
11.68%	+0.50%	$54,868	$(817)

Future changes in the discount rates could have a material effect on the fair value of the Red Falcon Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At September 30, 2015, the fair value of the debt was $55.7 million and the outstanding principal was approximately $55.1 million.

Senior Unsecured Convertible Notes—The Company determined that an embedded conversion option in the Convertible Notes was required to be separately accounted for as a derivative under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). ASC 815 required the Company to bifurcate the embedded conversion option and record it as a liability at fair value and reduce the debt liability by a corresponding discount of an equivalent amount. The Company used a Black Scholes pricing model that incorporates present valuation techniques and reflect both the time value and the intrinsic value of the embedded conversion option to approximate the fair value of the conversion derivative liability at the end of each reporting period. This model required assumptions as to expected volatility, dividends, terms, and risk free rates.

In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. See Note 11, “8.50% Senior Unsecured Convertible Notes.” Although the Company believes its valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2015, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2015	$388,886
Purchase of policies	30,534
Change in fair value	43,582
Matured/lapsed/sold policies	(53,435)
Premiums paid	48,243
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2015	$457,810
Changes in fair value included in earnings for the period relating to assets held at September 30, 2015	$2,805

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2015, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2015	$145,831
Draws under the White Eagle Revolving Credit Facility	42,448
Payments on credit facility	(43,241)
Unrealized change in fair value	12,908
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2015	$157,946
Changes in fair value included in earnings for the period relating to liabilities held at September 30, 2015	$12,908

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2015, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility:
Balance, January 1, 2015	$—
Initial advance under the Red Falcon Revolving Credit Facility	54,000
Subsequent draws under the Red Falcon Revolving Credit Facility	2,967
Payments on Red Falcon Revolving Credit Facility	(1,863)
Unrealized change in fair value	581
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2015	$55,685
Changes in fair value included in earnings for the period relating to liabilities held at September 30, 2015	$581

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2014, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consist solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2014	$302,961
Purchase of policies	3,488
Change in fair value	19,313
Matured/sold policies	(15,957)
Premiums paid	40,578
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2014	350,383
Changes in fair value included in earnings for the period relating to assets held at September 30, 2014	$8,627

The following tables provide a roll-forward in the changes in fair value for the nine months ended September 30, 2014, for the White Eagle Revolving Credit Facility and conversion derivative liability for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
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

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2015 and 2014.

(14) Segment Information

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting.

(15) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014 and expires on September 30, 2020. The annual base rent is $225,100, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $122,000 and $126,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $319,000 and $377,000 for the nine months ended September 30, 2015 and 2014, respectively. Future minimum lease payments for the remainder of 2015 are approximately $58,000.

Employment Agreements

The Company has entered into employment agreements with certain of its officers, including with its chief executive officer, whose agreement provides for substantial payments in the event that the executive terminates his employment with the Company due to a material change in the geographic location where the chief executive officer performs his duties or upon a material diminution of his base salary or responsibilities, with or without cause. These payments are equal to three times the sum of the chief executive officer’s base salary and the average of the preceding three years’ annual cash bonus.

The Company does not have any general policies regarding the use of employment agreements, but has and may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter.

Separation Agreement

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses. The Company recognized indemnification expenses of $998,000 and $500,000 during the three months ended September 30, 2015 and 2014, respectively, and $2.5 million and $1.5 million during the nine months ended September 30, 2015 and 2014, respectively.

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

The Non-Prosecution Agreement had a term of three years and expired in accordance with its terms on April 30, 2015. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertains to the Company, the Company still has continuing cooperation obligations to the USAO and understands that the USAO is continuing to investigate certain individuals and entities formerly associated with the Company's legacy premium finance business. Settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation and other contractual obligations require the Company to advance legal fees to and indemnify these individuals and entities. USAO litigation-related fees (inclusive of indemnification and advancement expenses) of $2.8 million and $1.2 million were recognized for the three months ended September 30, 2015 and 2014, respectively, and $7.0 million and $3.2 million were recognized for the nine months ended September 30, 2015 and 2014, respectively. The Company expects to continue to incur indemnification and advancement expenses and expenses related to continuing obligations related to the USAO investigation. Ongoing expenses in respect of these obligations, while currently unquantifiable, have been substantial in prior periods and could continue to have a material adverse effect on the Company’s financial position and results of operations.

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

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada (“Sun Life”) filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. (“Sun Life Case”), asserting, among other things, that at least 28 life insurance policies issued by Sun Life and owned by the Company through certain of its subsidiary companies were invalid. The Sun Life complaint, as amended, asserted the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, (2) conspiracy to violate the RICO Act, (3) common law fraud, (4) aiding and abetting fraud, (5) civil conspiracy to commit fraud, (6) tortious interference with contractual obligations, and (7) a declaration that the policies issued were void. Following the filing of a motion by the Company to dismiss the Sun Life Case, on December 9, 2014, counts (2), (4), (5), (6) and (7) of the Sun Life Case were dismissed with prejudice. The Company then filed a motion for summary judgment on the remaining counts. On February 4, 2015, the Court issued an order (the “Order”) granting the Company’s motion for summary judgment on counts (1) and (3), resulting in the Company prevailing on all counts in the Sun Life Case.

On July 29, 2013, the Company filed a separate complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada (“Imperial Case”), which was subsequently consolidated with the Sun Life Case. The Imperial complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30 million in addition to an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint, which was denied by the Court as part of the Order. On February 26, 2015, Sun Life filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit from the Order, which had denied Sun Life’s motion to dismiss.

The District Court has stayed the Imperial Case until Sun Life’s appeal is resolved by the Eleventh Circuit, which has been fully briefed by the parties.

IRS Investigation

The Internal Revenue Service (“IRS”) Criminal Investigation Division notified the Company in February 2014 that it is conducting an investigation related to the Company and its legacy structured settlements business. The Company believes that it has been cooperating with the investigation and is unable, at this time, to predict what action, if any, might be taken in the future by the IRS. If the investigation results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities, including criminal penalties and fines and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, cash flows and its results of operations. The Company has not established any provision for losses related to this matter.

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

On April 20, 2015, Mr. Rothenberg filed a Verified Shareholder Class Action and Derivative Complaint (the “Federal Court Complaint”) in the United States District Court for the Southern District of Florida, which named the same defendants and asserted similar claims as in the State Court Complaint. The Federal Court Complaint also alleged violations of Sections 14(a) and 20(a) of the 1934 Securities Act, and asserted derivative claims for breach of fiduciary duty, among other claims, based on the previously disclosed IRS Investigation and allegations regarding the Company’s prior structured settlement business made in a case styled Michael Lafontant v. Washington Square Financial, LLC, et al. (“Lafontant Complaint”), which was filed in the United States District Court for the Southern District of New York. The Company has moved to dismiss the Lafontant Complaint based on contractual arbitration provisions, which is pending an order by the district court. On April 21, 2015, Mr. Rothenberg voluntarily dismissed the State Court Complaint, without prejudice. On June 9, 2015, Mr. Rothenberg filed an Amended Complaint. On June 29, 2015, the Company filed a motion to dismiss the Amended Complaint for lack of subject matter jurisdiction due to lack of injury in fact and ripeness and failure to state a claim pursuant to the Federal Rules of Civil Procedure.

On September 10, 2015, the United States District Court for the Southern District of Florida issued an order (the “Order”) granting Plaintiff’s Unopposed Motion for Approval of Dismissal of Shareholder’s Derivative Claims and Class Action Claims. As contemplated in the Order, the Federal Court Complaint was dismissed with prejudice, and the case was closed on October 14, 2015.

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

(16) Stockholders’ Equity

During the second quarter of 2015, the Company commenced a rights offering and distributed one non-transferable subscription right for every four shares of common stock owned by its shareholders of record at the close of business on May 26, 2015. Each right entitled its holder to subscribe for one share of common stock at a price of $5.75 per share. Additionally, the Company allocated an additional 1,337,686 shares to honor over-subscription requests. The rights offering was over-subscribed and the Company issued 6,688,433 shares of common stock.

The Company has reserved an aggregate of 2,700,000 shares of common stock under its Omnibus Plan, of which 774,394 options to purchase shares of common stock granted to existing employees were outstanding as of September 30, 2015, and 103,112 shares of restricted stock had been granted to directors under the plan with 41,259 shares subject to vesting.

During 2014, upon receipt of shareholder approval, the Company reclassified the embedded derivative contained in its Convertible Notes to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. This resulted in an increase to additional paid-in-capital of $14.1 million, net of taxes on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2014. See Note 11, "8.50% Senior Unsecured Convertible Notes."

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

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares is contingent on the Company’s financial performance as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0% – 150% of the target performance shares. As a result, the Company determined that it is not probable that the performance conditions will be achieved and no related expense was recognized for the three months and nine months periods ended September 30, 2015. The performance shares will be subject to a one year vesting period from the date of issuance.

Exclusive of the 323,500 target performance shares awarded to its directors, named executive officers and certain employees, there were 1,808,735 securities remaining for future issuance under the Omnibus Plan as of September 30, 2015.

During the nine months ended September 30, 2014, the Company adopted ASU No. 2013-11, resulting in an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2014. See Note 17, "Income Taxes."

On September 1, 2015, the Company announced that its Board of Directors authorized a $10 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10 million of its common stock and/or its Convertible Notes due 2019. For the quarter ended September 30, 2015, the Company purchased 65,621 shares for a total cost of approximately $348,000, which is an average cost of $5.30 per share including transaction fees. As of September 30, 2015, the Company may purchase up to approximately $9.7 million of additional common stock or Convertible Notes under its board authorized plan.

(17) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of approximately 35.0% and 36.9% (before the third quarter 2015 establishment of a valuation allowance and before the 2014 adoption of ASU 2013-11, discussed below) during the nine month period ended September 30, 2015 and 2014, respectively. The Company’s quarterly effective income tax rates are based upon the Company’s current estimated annual rate. The Company’s annual effective income tax rate varies based upon the Company’s taxable earnings as well as on a mix of taxable earnings in the various state and foreign jurisdictions.
In the third quarter of 2015, the Company established a valuation allowance of $2.0 million for certain state net deferred tax assets. This valuation allowance is needed as realization is not expected due to the anticipation that sufficient future taxable earnings may not be generated in the state jurisdictions in which the Company operates. The tax expense from the increase valuation allowance was offset by a $927,000 tax benefit for the impact on tax rate changes in the third quarter.

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

In March of 2014, the Company was notified by the IRS of its intention to examine the Company’s tax returns for the years ended December 31, 2011 and 2012. See also “IRS Investigation” in Note 15 regarding the IRS Investigation related to the Company’s former structured settlement business.

The Company and its subsidiary companies are subject to U.S. federal income tax as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 634 life insurance policies, also referred to as life settlements, with an estimated fair value of $457.8 million and an aggregate death benefit of approximately $3.0 billion at September 30, 2015. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Our indirect subsidiary company, White Eagle Asset Portfolio, LP (“White Eagle”), is the owner of 439 of these life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $327.4 million at September 30, 2015. White Eagle pledged its policies as collateral to secure borrowings made under a $300.0 million revolving credit agreement (the “White Eagle Revolving Credit Facility”), which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. During the quarter, an additional 157 policies, with an aggregate death benefit of approximately $604.8 million and an estimated fair value of approximately $117.4 million at September 30, 2015 were pledged as collateral under a $110.0 million, revolving credit agreement (the “Red Falcon Revolving Credit Facility” and, together with the White Eagle Revolving Credit Facility, the "Revolving Credit Facilities") entered into by Red Falcon Trust (“Red Falcon”), a Delaware statutory trust formed by a wholly-owned Irish subsidiary of the Company.

Beginning in the fourth quarter of 2014, we began acquiring policies with a view towards enhancing projected short term cash flows. Prior to 2015, we acquired 14 policies and during the nine months ended September 30, 2015, we acquired an additional 41 life insurance policies. These 55 policies, with a face value of $176.6 million, had a weighted average life expectancy at the time of acquisition of 68 months and the insureds underlying these policies had a weighted average age of 85 years. We believe that re-shaping the projected characteristics of this portfolio made it a more attractive candidate for longer-term financing at a lower cost of capital and, on July 16, 2015, we entered into the Red Falcon Revolving Credit Facility and redeemed all $50.0 million in aggregate principal amount of outstanding 12.875% Senior Secured Notes issued by the Company (the “Secured Notes”). These transactions materially impacted our results for the period as the redemption of the Secured Notes resulted in a $8.8 million expense related to the early extinguishment of debt and we incurred closing costs associated with the Red Falcon Revolving Credit Facility of $3.2 million that could not be amortized as the debt under the facility is being recorded at fair value.

During the nine months ended September 30, 2015, we acquired 41 life insurance policies with an aggregate face amount of $119.9 million, which resulted in a gain of approximately $5.9 million. During the nine months ended September 30, 2015, 14 life insurance policies with face amounts totaling $53.5 million matured, resulting in a gain of $40.2 million on these policies. The gains related to acquisitions and maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the three months and nine months ended September 30, 2015. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend, subject to our liquidity needs, to selectively deploy capital in both the secondary and tertiary life settlement markets.

During the three months ended September 30, 2015, the U.S. Society of Actuaries (the “SOA”) released tables for a new Valuation Basic Table (the “2015 VBT”). We are continuing to monitor the market reaction to the 2015 VBT and will continue to monitor our mortality experience to determine whether future adoption of the 2015 VBT would be an appropriate change to the Company’s valuation technique. We understand from discussions with our third-party life expectancy providers that the release of the 2015 VBT tables should not impact their life expectancy estimates. We do expect, however, that adoption of the 2015 VBT would impact our estimated probabilistic cash flow stream as a new mortality table inputted into the Company’s fair value model would likely result in a change to the mortality curve generated for a given insured. Future changes in life expectancies could have a material adverse effect on the fair value of our life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of life settlements, the valuation of the debt owing under the Revolving Credit Facilities and the valuation of our conversion derivative liability formerly embedded within the Convertible Notes have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and the debt under the Revolving Credit Facilities are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 13, “Fair Value Measurements” of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 8, "Life Settlements (Life Insurance Policies)" and Note 13, "Fair Value Measurements."

We have elected to account for the debt under the Revolving Credit Facilities, which includes the interests in policy proceeds to the lender, using the fair value method. The fair value of the debt is the estimated amount that would have to be paid to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the applicable credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of assumptions and/or estimation methodologies could have a material effect on the estimated fair different values.

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

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are amortized over the life of the related debt using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to our Convertible and Secured Notes. We did not recognize any deferred debt costs on the Revolving Credit Facilities given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facilities.

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

Our provision for income taxes from continuing operations results in an annual effective tax rate of 35.0% and 36.9% in 2015 and 2014, respectfully, except as noted below. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.
In the third quarter of 2015, the Company established a valuation allowance of $2.0 million for certain state net deferred tax assets as of the beginning of the year. This valuation allowance is needed as realization is not expected due to the anticipation that sufficient future taxable earnings may not be generated in the state jurisdictions in which the Company operates. The tax expense from the increase valuation allowance was offset by a $927,000 tax benefit for the impact on tax rate changes in the third quarter.

In March of 2014, we were notified by the IRS of its intention to examine our tax returns for the years ended December 31, 2011 and 2012. See also “IRS Investigation” in Note 15, Commitments and Contingencies regarding the IRS Investigation related to our former structured settlement business.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Period Acquisitions — Policies Owned
Number of policies acquired	3	2	41	2
Average age of insured at acquisition	85.4	84.5	85.0	84.5
Average life expectancy — Calculated LE (Years)	5.6	5.6	5.4	5.6
Average death benefit	$6,232	$7,176	$2,924	$7,176
Aggregate purchase price	$2,679	$3,488	$30,534	$3,488
End of Period — Policies Owned
Number of policies owned	634	595	634	595
Average Life Expectancy — Calculated LE (Years)	10.0	11.0	10.0	11.0
Aggregate Death Benefit	$2,997,903	$2,888,289	$2,997,903	$2,888,289
Aggregate fair value	$457,810	$350,383	$457,810	$350
Monthly premium — average per policy	$8.9	$7.6	$8.9	$7.6

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

Consolidated Results of Continuing Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net loss from continuing operations for the quarter ended September 30, 2015 was $13.5 million as compared to a loss of $4.3 million for the quarter ended September 30, 2014, an increase of $9.2 million. Total income from continuing operations was $2.8 million for the quarter ended September 30, 2015, an increase of $6.4 million as compared to loss from continuing operations of $3.6 million during the same period in 2014. Total expenses from continuing operations were $21.0 million for the quarter ended September 30, 2015 compared to total expenses from continuing operations of $2.9 million incurred during the same period in 2014, an increase of $18.1 million, primarily as a result of interest expense, the change in fair value of the Revolving Credit Facilities and extinguishment of the Secured Notes.

Our net loss for the quarter ended September 30, 2015 includes approximately $8.8 million related to the extinguishment of our Secured Notes and an income tax benefit of approximately $4.7 million. See Note 12, "12.875% Senior Secured Notes" and Note 17, "Income Taxes" to the accompanying consolidated financial statements.

Change in fair value of life settlements. Change in fair value of life settlements was a gain of approximately $2.7 million for the quarter ended September 30, 2015 compared to a loss of $3.6 million for the quarter ended September 30, 2014, an increase of $6.3 million.

During the quarter ended September 30, 2015, two life insurance policies with face amounts totaling $3.7 million matured. The net gain of these maturities was $2.4 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarter ended September 30, 2015. Both of these maturities served as collateral under the Red Falcon Revolving Credit Facility. Proceeds from maturities totaling $28.3 million were received during the quarter ended September 30, 2015, including $24.6 million of which was outstanding for the quarter ended June 30, 2015. Approximately $24.7 million was utilized to repay borrowings under the White Eagle Revolving Credit Facility. Approximately $1.7 million was utilized to repay borrowings, interest and credit facility expenses under the Red Falcon Revolving Facility during the three months ended September 30, 2015. The Company recorded a $10.1 million receivable for maturity of life settlements at September 30, 2015 relating to the White Eagle Revolving Credit Facility.

As of September 30, 2015, we owned 634 policies with an estimated fair value of $457.8 million compared to 595 policies with a fair value of $350.4 million at September 30, 2014, an increase of $107.4 million or 31%. Of the 634 policies, 439 policies were pledged to the White Eagle Revolving Credit Facility and 157 policies were pledged to the Red Falcon Revolving Credit Facility. During the three months ended September 30, 2015, the Company acquired three life insurance policies that resulted in a gain of approximately $1.5 million compared to two policies during the same period in 2014. As of September 30, 2015, the aggregate death benefit of our life settlements was $3.0 billion.

Of these 634 policies owned as of September 30, 2015, 547 were previously premium financed and are valued using discount rates that range from 16.00% – 24.75%. The remaining 87 policies are valued using discount rates that range from 15.00% – 21.00%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Expenses

Interest expense. Interest expense increased to $8.6 million during the quarter ended September 30, 2015, compared to $4.3 million during the same period in 2014, an increase of $4.3 million, as the Company's outstanding debt increased to $285.7 million. Outstanding debt included $159.9 million of outstanding principal on the White Eagle Revolving Credit Facility, $55.1 million on the Red Falcon Revolving Credit Facility and $70.7 million of Convertible Notes. During the quarter ended September 30, 2015, the Company redeemed all outstanding Secured Notes.
Of the interest expense of $8.6 million for the third quarter of 2015, approximately $2.3 million represents interest paid on the White Eagle Revolving Credit Facility and approximately $3.8 million was attributable to the Red Falcon Revolving Credit Facility, which includes $3.2 million relating to the debt issuance cost which was not capitalized as a result of electing the fair value option for valuing this debt and an additional $601,000 related to interest payments paid during the quarter ended September 30, 2015. Interest expense on the Convertible Notes totaled $2.3 million, including $1.5 million, $711,000 and $105,000 representing interest, amortization of debt discount and issuance costs, respectively.
Of the interest expense of $4.3 million for third quarter of 2014, approximately $2.1 million represents interest paid on the White Eagle Revolving Credit Facility. Interest expense also includes $1.5 million, $605,000 and $90,000 representing interest, amortization of debt discount and issuance costs, respectively, on the Convertible Notes.
See Notes 9, 10, 11 and 12 to the accompanying consolidated financial statements.

Extinguishment of Secured Notes. During the quarter ended September 30, 2015, the Company redeemed all of the outstanding Secured Notes and discharged the related Secured Note indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest up to but excluding November 10, 2015. Approximately $8.8 million was expensed as extinguishment related to the early repayment of the Secured Notes for the quarter ended September 30, 2015. This includes $5.2 million, $171,000, $1.7 million and $1.7 million related to interest and prepayment penalties, unused fees, write off of debt discount and write off of issuance cost.

Change in fair value of Revolving Credit Facilities. Change in fair value of Revolving Credit Facilities was a gain of $4.2 million, of this amount, approximately $4.8 million gain is attributable to the White Eagle Revolving Credit Facility for the quarter ended September 30, 2015 compared to a gain of $8.4 million for the quarter ended September 30, 2014. This change is associated with the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and increased borrowings. This was offset by a reduction in the discount rate. The White Eagle Revolving Credit Facility is valued at September 30, 2015 using a discount rate of 23.55%.

Change in fair value of Revolving Credit Facilities also includes a loss of $581,000 attributable to the Red Falcon Revolving Credit Facility for the quarter ended September 30, 2015. This change is associated with the election of the fair value option in accounting for the facility and a reduction in the discount rate since inception. The Red Falcon Revolving Credit Facility is valued at September 30, 2015 using a discount rate of 11.18%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Selling, general and administrative expenses. SG&A expenses were $7.8 million for the quarter ended September 30, 2015 compared to $7.0 million for the same period in 2014. This was primarily a result of an increase in professional fees of $436,000, a $427,000 increase in legal expense, a $35,000 increase in personnel cost and a $41,000 increase in other SG&A expenses. These increases were offset by a $105,000 decrease in insurance costs.

Legal expenses for the quarter ended September 30, 2015 were $3.4 million compared to $2.9 million for the quarter ended September 30, 2014. Of the legal expense, approximately $2.8 million is associated with the USAO Investigation, IRS

Investigation and related matters for the quarter ended September 30, 2015, compared to $1.2 million for the quarter ended September 30, 2014. See Note 15, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net loss from our discontinued structured settlement operations for the quarter ended September 30, 2015 was $113,000 as compared to a net loss of $249,000 for the quarter ended September 30, 2014. Total income from our discontinued structured settlement operations was a loss of $13,000 and income of $38,000 for the quarter ended September 30, 2015 and 2014, respectively. Unrealized change in fair value of structured settlements receivable was $4,000 and $8,000 for the quarters ended September 30, 2015 and 2014, respectively. During the quarter ended September 30, 2015, our discontinued structured settlement operations sold 43 structured settlements for a loss of approximately $31,000 and proceeds of approximately $920,000. There was no such sale in 2014.

Total expenses from our discontinued structured settlement operations were $134,000 for the quarter ended September 30, 2015 compared to $287,000 incurred during the same period in 2014. This decrease was attributable to a $151,000 decrease in legal fees.

Consolidated Results of Continuing Operations

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net loss from continuing operations for the nine months ended September 30, 2015 was $16.7 million as compared to a net loss of $13.9 million for the nine months ended September 30, 2014, an increase of $2.8 million. Total income from continuing operations was $43.8 million for the nine months ended September 30, 2015, an increase of $24.8 million as compared to total income from continuing operations of $19.0 million during the same period in 2014. Total expenses from continuing operations were $67.5 million for the nine months ended September 30, 2015 compared to total expenses from continuing operations of $35.3 million incurred during the same period in 2014, an increase of $32.2 million, or 91%, primarily as a result of interest expense, the change in fair value of the Revolving Credit Facilities and extinguishment of the Secured Notes.

Our net loss for the nine months ended September 30, 2015 includes approximately $8.8 million related to the extinguishment of our Secured Notes and an income tax benefit of approximately $7.0 million. See Notes 12 and 17 to the accompanying consolidated financial statements.

Change in fair value of life settlements. Change in fair value of life settlements was a gain of approximately $43.6 million for the nine months ended September 30, 2015 compared to a gain of $19.3 million for the nine months ended September 30, 2014, which represents an increase of $24.3 million.

During the nine months ended September 30, 2015, 14 life insurance policies with face amounts totaling $53.5 million matured compared to five policies with face amounts totaling $11.5 million for the same period in 2014. The net gain of these maturities was $40.2 million and $10.6 million for 2015 and 2014, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively. 11 of these maturities served as collateral under the White Eagle Revolving Credit Facility and two under the Red Falcon Revolving Credit Facility. Proceeds from maturities totaling $47.5 million were received during the nine months ended September 30, 2015. Of this amount, approximately $43.2 million was utilized to repay borrowings under the White Eagle Revolving Credit Facility and $1.7 million under the Red Falcon Revolving Credit Facility during the nine months ended September 30, 2015. We recorded a $10.1 million receivable for maturity of life settlements at September 30, 2015.

As of September 30, 2015, we owned 634 policies with an estimated fair value of $457.8 million compared to 595 policies with a fair value of $350.4 million at September 30, 2014, an increase of $107.4 million or 31%. Of the 634 policies, 439 policies were pledged to the White Eagle Revolving Credit Facility and 157 policies to the Red Falcon Revolving Credit Facility. During the nine months ended September 30, 2015, we acquired 41 life insurance policies that resulted in a gain of approximately $5.9 million. As of September 30, 2015, the aggregate death benefit of our life settlements was $3.0 billion.

Of these 634 policies owned as of September 30, 2015, 547 were previously premium financed and are valued using discount rates that range from 16.00% – 24.75%. The remaining 87 policies are valued using discount rates that range from 15.00% – 21.00%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Loss on life settlements, net. There was no gain/loss on life settlements, net for the nine months ended September 30, 2015, as there were no policy sales. During the nine months ended September 30, 2014, 14 policies were sold resulting in a loss of approximately $426,000 on net proceeds received of $4.0 million.

Expenses

Interest expense. Interest expense increased to $21.5 million during the nine months ended September 30, 2015, compared to $11.2 million during the same period in 2014, an increase of $10.3 million, as our outstanding debt increased to $285.7 million. Outstanding debt included $159.9 million of outstanding principal on the White Eagle Revolving Credit Facility, $55.1 million of outstanding principal on the Red Falcon Revolving Credit Facility and $70.7 million of Convertible Notes. During the nine months ended September 30, 2015, the Company redeemed all outstanding Secured Notes.

Of the interest expense of $21.5 million in 2015, approximately $6.9 million represents interest paid on the White Eagle Revolving Credit Facility and approximately $3.8 million was attributable to the Red Falcon Revolving Credit Facility, which includes $3.2 million relating to the debt issuance cost that was not capitalized as a result of electing the fair value option for valuing this debt and an additional $601,000 related to interest payments paid during the nine months ended September 30, 2015.

Interest expense on the Convertible Notes totaled $6.8 million, including $4.5 million, $2.0 million and $294,000 representing interest, amortization of debt discount and issuance costs, respectively. We recorded $4.0 million of interest expense on the Secured Notes, including $3.2 million, $265,000, $264,000, and $277,000 from interest, unused fees, amortization of debt discounts and issuance costs, respectively.

Of the interest expense of $11.2 million for nine months ended September 30, 2014, approximately $5.8 million represents interest paid on the White Eagle Revolving Credit Facility. Interest expense on the Convertible Notes totaled $5.3 million including $3.7 million, $1.4 million and $239,000 representing interest, amortizing debt discounts and issuance costs, respectively.

See Notes 9, 10, 11 and 12 to the accompanying consolidated financial statements.

Extinguishment of Secured Notes. During the nine months ended September 30, 2015, the Company redeemed all of the outstanding Secured Notes and discharged the Secured Note Indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest up to but excluding November 10, 2015. Approximately $8.8 million was expensed as extinguishment related to the early repayment of the facility for the nine months ended September 30, 2015. This includes $5.2 million, $171,000, $1.7 million and $1.7 million related to interest and prepayment penalties, unused fees, write off of debt discount and write off of issuance cost.

Change in fair value of Revolving Credit Facilities. Change in fair value of Revolving Credit Facilities was a loss of approximately $13.5 million for the nine months ended September 30, 2015 compared to a gain of approximately $4.6 million for the nine months ended September 30, 2014. Of this loss, approximately $12.9 million is attributable to the White Eagle Revolving Credit Facility compared to a gain of $4.6 million for the nine months ended September 30, 2014. This loss is associated with a projected early repayment of the White Eagle Revolving Credit Facility given earlier than projected maturities in the nine months ended September 30, 2015 and a reduction in the discount rate. These were offset by increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility. The White Eagle Revolving Credit Facility is valued at September 30, 2015 using a discount rate of 23.55%.

Change in fair value of Revolving Credit Facilities also includes a loss of $581,000 attributable to the Red Falcon Revolving Credit Facility for the nine months ended September 30, 2015. This change is associated with the election of the fair value option in accounting for the facility and a reduction in the discount rate. The Red Falcon Revolving Credit Facility is valued at September 30, 2015 using a discount rate of 11.18%. See Note 13, “Fair Value Measurements,” to the accompanying consolidated financial statements.
Change in fair value of conversion derivative liability. Change in fair value of conversion derivative liability embedded in the Convertible Notes was zero for the nine months ended September 30, 2015 compared to a loss of approximately $6.8 million for the nine months ended September 30, 2014. ASC 815, Derivatives and Hedging, required us to bifurcate the embedded conversion option, which was valued on February 21, 2014 and June 5, 2014, which resulted in a fair value loss of approximately $6.8 million for the nine months ended September 30, 2014. Effective June 2014, the liability was reclassified to stockholders’ equity and was no longer required to be recorded at fair value

Selling, general and administrative expenses. SG&A expenses were $23.7 million for the nine months ended September 30, 2015 compared to $21.9 million for the same period in 2014. This was primarily a result of a $1.7 million increase in professional fees, a $1.2 million increase in legal expense, and a $306,000 increase in other SG&A expenses. These increases were offset by a decrease in personnel costs of $1.2 million and insurance costs of $287,000.

Legal expenses for the nine months ended September 30, 2015 were $10.3 million compared to $9.1 million for the nine months ended September 30, 2014. Of the legal expense, approximately $7.0 million is associated with the USAO Investigation, IRS Investigation, SEC Investigation and related matters for the nine months ended September 30, 2015, compared to $3.2 million for the nine months ended September 30, 2014. See Note 15, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net loss from our discontinued structured settlement operations for the nine months ended September 30, 2015 was $416,000 as compared to a net loss of $454,000 for the nine months ended September 30, 2014. Total income from our discontinued structured settlement operations was $60,000 for the nine months ended September 30, 2015 compared to $150,000 in 2014. During the nine months ended September 30, 2015, our discontinued structured settlement operations sold 43 structured settlement for a loss of approximately $31,000, the Company received proceeds of approximately $920,000. During the nine months ended September 30, 2014, our discontinued structured settlement operations sold eight structured settlement for a gain of $18,000. Unrealized change in fair value of structured settlements receivable was $20,000 and $24,000 for the nine months ended September 30, 2015 and 2014, respectively.

Total expenses from our discontinued structured settlement operations were $700,000 for the nine months ended September 30, 2015 compared to $604,000 incurred during the same period in 2014. This increase was attributable to a $103,000 increase in legal fees.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facilities, the indenture governing our Convertible Notes and other financing arrangements.

At September 30, 2015, we had approximately $40.4 million of cash and cash equivalents. We expect to meet our liquidity needs for the foreseeable future primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the Revolving Credit Facilities, strategic capital market raises, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the nine months ended September 30, 2015, we paid $48.2 million in premiums to maintain our policies in force. Of this amount, $34.8 million was paid by White Eagle through its borrowings and $3.1 million was paid by Red Falcon through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facilities has been mitigated, any distributions from available proceeds under the Revolving Credit Facilities will vary based on the respective then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facilities will be distributed to the Company. As we continue to acquire additional life settlement assets, we expect our premium obligations to increase. Assuming no policy maturities, as of September 30, 2015, we expect to pay $1.1 million in premiums during the remainder of 2015 on the 38 policies that have not been pledged under the Revolving Credit Facilities. Additionally, at September 30, 2015, $70.7 million in aggregate principal amount of Convertible Notes was outstanding, which accrued interest at 8.50%. Interest on the Convertible Notes is due semi-annually.

As of September 30, 2015, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $47.4 million, including $2.8 million and $1.2 million incurred during the three months ended September 30, 2015 and 2014, respectively, and $7.0 million and $3.2 million incurred during the nine months ended September 30, 2015 and 2014, respectively. We believe we may continue to spend significant amounts on these matters as well as for general litigation and judicial proceedings over the next year, and possibly beyond. In addition, as part of the framework for the settlements of certain litigation arising from the USAO Investigation, the Company has undertaken to advance legal fees and indemnify certain individuals and entities associated with the Company's legacy premium finance business. The remaining obligation to advance and indemnify on behalf of these individuals and entities, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

Accordingly, the Company must pro-actively manage its cash in order to effectively run its businesses, service its debt and opportunistically grow its assets. To do so, the Company may in the future determine, subject to the covenants and restrictions in its debt arrangements, to sell or, under certain circumstances, lapse certain of its policies as its portfolio management strategy and liquidity needs dictate. The lapsing of policies, if any, could result in events of default under the Revolving Credit Facilities and would create losses as such assets would be written down to zero.

Financing Arrangements Summary
Red Falcon Revolving Credit Facility
Effective July 16, 2015, Red Falcon, as borrower, entered into a $110.0 million 7-year credit facility that provides for five years of revolving credit borrowing with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent (the “Agent”).
Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which among other items is capped at 60% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At September 30, 2015, $54.9 million was undrawn and $110,000 was available to borrow under the Red Falcon Revolving Credit Facility. For a description of the facility see Note 10, “Red Falcon Revolving Credit Facility,” of the notes to Consolidated Financial Statements.
At September 30, 2015, the fair value of the debt under the Red Falcon Revolving Credit Facility $55.7 million. As of September 30, 2015, the borrowing base was approximately $55.2 million including $55.1 million in outstanding principal. Outstanding interest at 5.5% per annum and required amortization at 8% per annum on the greater of the then outstanding balance of the loan or the initial advance are due monthly. During the quarter ended September 30, 2015, required amortization paid was $740,000 which includes $367,000 paid directly by Red Falcon and $373,000 from policy proceeds. Interest totaling $601,000 was paid during the quarter ended September 30, 2015 which includes $268,000 paid directly by Red Falcon and $333,000 from policy proceeds.

White Eagle Revolving Credit Facility

Effective April 29, 2013, White Eagle, as borrower, entered into a $300.0 million revolving credit facility, which was amended and restated on May 16, 2014 in connection with the conversion of White Eagle from a Delaware limited liability company to a Delaware limited partnership, with Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At September 30, 2015, $140.1 million was undrawn and $1.9 million was available to borrow under the White Eagle Revolving Credit Facility. For a description of the facility see Note 9, “White Eagle Revolving Credit Facility,” of the notes to Consolidated Financial Statements.

At September 30, 2015, the fair value of the debt under the White Eagle Revolving Credit Facility was $157.9 million. As of September 30, 2015, the borrowing base was approximately $161.8 million including $159.9 million in outstanding principal. There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall described in Note 9, “White Eagle Revolving Credit Facility,” of the notes to Consolidated Financial Statements.

8.50% Senior Unsecured Convertible Notes

At September 30, 2015, there was $70.7 million in aggregate principal amount of the Company’s 8.50% senior unsecured convertible notes due 2019 outstanding. For a description of the Convertible Notes see Note 11, “8.50% Senior Unsecured Convertible Notes,” of the notes to Consolidated Financial Statements.

12.875% Senior Secured Notes

During the quarter ended September 30, 2015, the Secured Notes were redeemed. For a description of the Secured Notes, see Note 12, “12.875% Senior Secured Notes” of the notes to Consolidated Financial Statements.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Statement of Cash Flows Data:
Total cash (used in) provided by :
Operating activities	$(37,401)	$(23,986)
Investing activities	(29,675)	(26,622)
Financing activities	52,576	86,301
Increase (decrease) in cash and cash equivalents	$(14,500)	$35,693

Operating Activities

During the nine months ended September 30, 2015, operating activities used cash of $37.4 million. Our net loss of $17.1 million was adjusted for: White Eagle Revolving Credit Facility financing costs and fees of $5.6 million, which represent interest expense and other fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $43.6 million that is mainly attributable to the maturities of 14 policies; change in fair value of Revolving Credit Facilities loss of $13.5 million mainly attributable to the projected early repayment of the White Eagle Revolving Credit Facility given earlier than projected maturities during the nine months ended September 30, 2015 and a reduction in the discount rate. These were offset by increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility. Red Falcon Revolving Credit Facility origination cost was $3.3 million relating to the debt issuance cost which was not capitalized as a result of electing the fair value option for valuing this debt. Extinguishment of Secured Notes was $8.8 million which represents redemption at 106% of their principal amount plus interest; deferred income tax benefit of $7.2 million and a net negative change in the components of operating assets and liabilities of $3.8 million. This $3.8 million change in operating assets and liabilities is partially attributable to a $1.5 million decrease in accounts payable and accrued expenses, a $1.5 million decrease in interest payable for the Convertible Notes, a $812,000 decrease in other liabilities, and a $654,000 increase in deposit. These were offset by a $1.1 million decrease in structured settlement receivables associated with the sale during the period.

During the nine months ended September 30, 2014, operating activities used cash of $24.0 million. Our net loss of $14.3 million was adjusted for: White Eagle Revolving Credit Facility financing costs and fees of $4.2 million, which represent interest expense and other fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $19.3 million that is mainly attributable to the maturities of five policies; change in fair value of the White Eagle Revolving Credit Facility gain of $4.6 million that resulted from increased borrowings and an increase in the discount rate used to value the facility. These were offset by projected early repayment of the White Eagle Revolving Credit Facility given earlier than projected maturities; change in fair value of conversion derivative liability loss of $6.8 million resulted from an increase in the fair value of the embedded derivative included in the Convertible Notes, deferred income tax benefit of $2.5 million, and a net positive change in the components of operating assets and liabilities of $2.9 million. This $2.9 million change in operating assets and liabilities is partially attributable to a $14.3 million decrease in other liabilities, offset by a $13.5 million decrease in restricted cash, both associated with the settlement of the class action and derivative litigation. This reduction was offset by a $2.5 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $29.7 million and includes proceeds of $47.5 million from maturity of 14 life settlements. This was offset by $48.2 million for premiums paid on life settlements and $28.9 million for purchases of life settlements.

Net cash used in investing activities for the nine months ended September 30, 2014 was $26.6 million and includes $4.0 million from sale of investments in life settlements that were associated with the sale of 14 policies during the period and proceeds of $13.6 million from maturity of six life settlements. This was offset by $40.6 million for premiums paid on investments in life settlements and $3.5 million for purchase of life settlements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $52.6 million and includes $38.5 million of net proceeds from the rights offering completed in the second quarter of 2015, $23.8 million of net proceeds from the Secured Notes, $36.9 million of borrowings from the White Eagle Revolving Credit Facility and $3.0 million of borrowings from the Red Falcon Revolving Credit Facility. These were offset by $43.2 million in repayment of borrowings under the White Eagle Revolving Credit Facility; $1.9 million in repayment of borrowings under the Red Falcon Revolving Credit Facility and $3.6 million for the extinguishment of the Secured Notes.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $86.3 million and includes $67.9 million in net proceeds from the Convertible Notes and $36.0 million of borrowings from the White Eagle Revolving Credit Facility. These were offset by $17.6 million in repayment of borrowings under the White Eagle Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At September 30, 2015, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of September 30, 2015, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements issued by carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements issued by carriers that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of September 30, 2015:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	20.6%	20.5%	A1	AA-
Lincoln National Life Insurance Company	21.6%	19.6%	A1	AA-

Interest Rate Risk

At September 30, 2015, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility and the Red Falcon Revolving Credit Facility accrue interest at LIBOR plus an applicable margin. LIBOR under the White Eagle Revolving Credit Facility and Red Falcon Revolving Credit Facility, in each case, is subject to a floor of 1.5% and 1.0%, respectively, and the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the respective floors provided in the Revolving Credit Facilities, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facilities. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact of interest expense for quarter ended September 30, 2015.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss. As of September 30, 2015, we owned life settlements with a fair value of $457.8 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle and Red Falcon under their respective Revolving Credit Facilities. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

Item 1A.    Risk Factors

Except as set forth below, our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2014.

Recent and future increases to the premiums due on life insurance policies that we own will adversely affect the fair value and our returns on such life insurance policies.

Certain insurance companies have recently announced that they were increasing the cost of insurance on certain types of their issued policies, which will result in increases to the premium payments necessary to keep the affected policies in force. To date, the Company has been informed that 22 policies that it owns will be impacted by these cost of insurance increases. While these increases have not impacted the Company's results of operations for the quarter ended September 30, 2015 and the Company is still assessing their long term impact on its portfolio, the Company expects that the increases will cause the fair value of the 22 policies to decrease during the quarter ending December 31, 2015 and will require us to incur additional costs to maintain these policies. Further cost of insurance increases could have a material adverse effect on our business, results of operations and the value of any affected policies.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table shows the purchases of shares of our common stock made by or on behalf of the Company during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share
July 1 through July 31	—	—
August 1 through August 31	—	—
September 1 through September 30	65,621	$5.30
Total	65,621	$5.30

(1)
On September 1, 2015, the Company announced that its board of directors authorized a $10 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10 million of its common stock and/or its Convertible Notes. For the quarter ended September 30, 2015, the Company purchased 65,621 shares for a total cost of approximately $348,000, which is an average cost of $5.30 per share including transaction fees. As of September 30, 2015, the Company may purchase up to approximately $9.7 million of additional common stock or notes under its board authorized plan.

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

Emergent Capital, Inc.

/s/ Richard S. O’Connell, Jr.	Chief Financial Officer and Chief Credit Officer
Richard S. O’Connell, Jr.	(Principal Financial Officer)
Date November 9, 2015

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

Exhibit No.	Description

Exhibit 10.1	Employment Agreement between the Registrant and David Sasso, dated December 31, 2013 and effective January 1, 2014.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.	Interactive Data Files

Exhibit 101.INS +	XBRL Instance Document

Exhibit 101.SCH +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF +	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB +	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document
+    Submitted electronically with this Quarterly Report