Form 10-Q/A
period 2015-06-30
EMERGENT CAPITAL, INC.
filed 2015-12-15
CIK 1494448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Emergent Capital, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2015 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 4, 2015. The purpose of this Amendment is to refile Exhibit 10.1 that was originally filed with the Form 10-Q to conform such exhibit to respond to comments received from the staff of the Securities and Exchange Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.1. No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive and financial officers are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits

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

Exhibit Number	Description of Exhibits

10.1+	Loan and Security Agreement, dated as of July 16, 2015, among Red Falcon Trust, as borrower, Imperial Finance & Trading, LLC, as guarantor, Blue Heron Designated Activity Company, as portfolio administrator, LNV Corporation, as initial lender, the other lenders party thereto from time to time and CLMG Corp, as the administrative agent (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Description of Exhibits

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	Interactive Data Files

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Previously filed or furnished with the Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 4, 2015.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERGENT CAPITAL, INC.

Date: December 15, 2015	/s/ Richard S. O’Connell, Jr.
Richard S. O’Connell, Jr.
Chief Financial Officer and Chief Credit Officer (Principal Financial Officer)

4