Form 10-K
period 2015-12-31
EMERGENT CAPITAL, INC.
filed 2016-03-14
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2015 was$128,848,576.
The number of shares of the registrant’s common stock outstanding as of March 11, 2016 was 28,130,508.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2016 annual meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III— Items 10, 11, 12, 13 and 14.

EMERGENT CAPITAL, INC.
2015 Form 10-K Annual Report

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
Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our ability to obtain future financings on favorable terms, or at all;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facilities;

•	our ability to meet our debt service obligations;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings under our revolving credit facilities;

•	increases in premiums on, or the cost of insurance of, life insurance policies that we own;

•	changes to actuarial life expectancy tables;

•	changes in general economic conditions, including inflation, changes in interest or tax rates;

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•
continuing costs associated with an investigation by the U.S. Securities and Exchange Commission (“SEC”) (the “SEC Investigation”) and an investigation by the Internal Revenue Services (“IRS”) (the “IRS Investigation”);

•	adverse developments, including financial ones, associated with the SEC Investigation and the IRS Investigation, other litigation and judicial actions or similar matters;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption of our information technology systems;

•	loss of the services of any of our executive officers; and

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.
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
All statements in this Annual Report on Form 10-K to “Emergent Capital,” “Company,” “we,” “us,” or “our” refer to Emergent Capital, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I
Item 1. Business
Overview
Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. on February 3, 2011, in connection with the Company’s initial public offering. Effective September 1, 2015, the Company changed its name to Emergent Capital, Inc.
Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 632 life insurance policies, also referred to as life settlements, with a fair value of $461.9 million and an aggregate death benefit of approximately $3.0 billion at December 31, 2015. We primarily earn income on these policies from changes in their fair value and through death benefits.
Life Settlements Portfolio & Portfolio Management
The life insurance policies in Emergent Capital’s portfolio were acquired through a combination of direct policy purchases from the original policy owners (the secondary market), purchases of policies owned by other institutional investors (the tertiary market) and from policy surrenders or foreclosures in satisfaction of loans issued under the Company’s legacy premium finance business. Emergent Capital uses a probabilistic method of valuing life insurance policies, meaning the individual insured’s probability of survival and probability of death are applied to the required premiums and net death benefit of the policy to extrapolate the likely cash flows over the life expectancy of the insured. These likely cash flows are then discounted using a net present value formula. Management believes this to be the preferred valuation method in the industry at the present time.
Until a policy matures, the Company must pay ongoing premiums to keep that policy in force and to prevent it from lapsing. Upon a policy lapse, the Company would suffer a complete loss on its investment in that policy. Accordingly, the Company must proactively manage its cash in order to effectively run its business, maintain liquidity and continue to pay premiums in order to maintain the policies in its portfolio. 437 of the policies in the Company’s portfolio, with an aggregate death benefit of approximately $2.2 billion and a fair value of $331.3 million at December 31, 2015 are pledged under a $250.0 million revolving credit agreement (the “White Eagle Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”). Additionally, 156 policies, with an aggregate death benefit of approximately $603.9 million and a fair value of $118.6 million at December 31, 2015 are pledged as collateral under a $110.0 million, revolving credit agreement (the “Red Falcon Revolving Credit Facility” and, together with the White Eagle Revolving Credit Facility, the “Revolving Credit Facilities”) entered into by Red Falcon Trust (“Red Falcon”), a Delaware statutory trust formed by a wholly-owned Irish subsidiary of the Company. Additionally, at December 31, 2015, we owned 39 policies with an aggregate death benefit of approximately $185.6 million and an estimated fair value of approximately $11.9 million, which are not pledged under the Revolving Credit Facilities.
Recent Developments - USAO
On December 31, 2015, the Company received a letter from the United States Attorney’s Office for the District of New Hampshire (the “USAO”) in connection with an investigation related to the Company’s now legacy premium finance business (the “USAO Investigation”) indicating that the USAO Investigation formally concluded, that the Company fully complied with all of its obligations under the Non-Prosecution Agreement executed on April 30, 2012 in connection with the USAO Investigation (the “Non-Prosecution Agreement”) and that the Company was released from any further obligations under the Non-Prosecution Agreement.
While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertained to the Company in 2012, the Company had continuing cooperation obligations to the USAO and, since entering the Non-Prosecution Agreement, the USAO had been continuing to investigate certain individuals and entities formerly associated with the Company’s legacy premium finance business. Settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation and other contractual obligations had required the Company to advance legal fees to those individuals and entities.  On December 31, 2015, the USAO filed civil forfeiture complaints with respect to compensation received by three former employees of the Company in the United States District Court for the District of New Hampshire. In each case, the former employees resolved the civil forfeiture actions without admitting any of the allegations in the complaints. In connection with the foregoing, on December 31, 2015, the Company made a $6.5 million payment pursuant to the Company’s indemnification obligations. Inclusive of this amount, as of December 31, 2015, the Company had incurred an aggregate of approximately $56.6 million in legal and related fees with respect to the USAO Investigation. The Company does not expect to indemnify any further amounts in connection with the USAO Investigation.
Regulation
The sale and solicitation of life insurance in the secondary market is highly regulated by the laws and regulations of individual states and other applicable jurisdictions. The purchase of a policy directly from a policy owner is referred to as a life settlement and is regulated on a state-by-state basis.
At December 31, 2015, the Company, through its subsidiary Imperial Life Settlements, LLC, maintained licenses to transact life settlements as a provider in 28 of the states that currently require a license and could conduct business in 36 states, and the District of Columbia.
The primary regulator for Imperial Life Settlements, LLC when purchasing life settlements in the secondary market is the Florida Office of Insurance Regulation. A majority of the state laws and regulations concerning life settlements relate to: (i) provider and broker licensing requirements; (ii) reporting requirements; (iii) required contract provisions and disclosures; (iv) privacy requirements; (v) fraud prevention measures; (vi) criminal and civil remedies; (vii) marketing requirements; (viii) the time period in which policies cannot be sold in life settlement transactions; and (ix) other rules governing the relationship between policy owners, insured persons, insurer, and others.
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
Employees
At December 31, 2015, we employed 32 full-time employees and no part-time employees. None of our employees is subject to any collective bargaining agreement. We believe that our employee relations are good.
Company Website Access and SEC Filings
Our website may be accessed at www.emergentcapital.com. All of our filings with the SEC can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.
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

Our cash, cash equivalents, short-term investments and operating cash flows may be inadequate to meet our obligations under our outstanding indebtedness and our other obligations. At December 31, 2015, 593 of the policies we owned were pledged as collateral under our Revolving Credit Facilities. When those policies mature, distributions will be made pursuant to

“waterfall” payment structures and any amounts available to us will vary based on the respective then current loan to value ratio under each facility. Proceeds from the policies pledged as collateral under the Red Falcon Revolving Credit Facility are distributed with 5% of policy proceeds first directed to the lenders. Thereafter, both Revolving Credit Facilities contemplate that proceeds will be directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and, in the case of the Red Falcon Revolving Credit Facility only, required amortization of 8% per annum on the greater of the then-outstanding balance of the loan or the initial advance. Under both Revolving Credit Facilities, to the extent there are not sufficient remaining proceeds in the waterfall to satisfy the amount of required interest and, in the case of the Red Falcon Revolving Credit Facility, amortization then due, Red Falcon and White Eagle will pay any such shortfall amount.

Under both Revolving Credit Facilities, after payment of interest and, in the case of the Red Falcon Revolving Credit Facility, required amortization, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then loan-to-value ratio (“LTV”) as follows: (1) if the LTV is equal to or greater than 50%, all remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV is less than 50% but greater than or equal to 25%, 65% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; or (3) if the LTV is less than 25%, 35% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance, in each case, with remaining proceeds (“Excess LTV Payments”) directed to Red Falcon or White Eagle, as the case may be. Under the White Eagle Revolving Credit Facility, the Excess LTV Payments will generally cease after White Eagle has received $76.1 million and, once the debt under the facility is repaid, 50% of the remaining proceeds will generally be directed to the lenders with the remainder paid to White Eagle. See Note 8, “White Eagle Revolving Credit Facility” and Note 9, “Red Falcon Revolving Credit Facility” to our consolidated financial statements.

Accordingly, there can be no assurance as to when proceeds or the amounts from maturities of the policies pledged as collateral under the Revolving Credit Facilities will be distributed to us. In addition, we are not able to borrow money under our Revolving Credit Facilities to pay interest or principal under the facilities or any other indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on any of our indebtedness, we will be in default, which could cause defaults under any other of our indebtedness then outstanding. Any such default would have a material adverse effect on our business, prospects, financial condition and operating results. Additionally, upon an event of default of either of the Revolving Credit Facilities, absent a waiver, in addition to principal and interest, the lenders’ rights to proceeds from collections under the Revolving Credit Facilities will become due. If these obligations cannot be satisfied, the lenders, or their agent, may dispose of, release, or foreclose on (including by means of strict foreclosure on all or any of the policies or on our interests in White Eagle or Red Falcon, which might be exercised in a manner intended to impair our rights to excess proceeds of any liquidation of foreclosed assets), or take other actions with respect to the policies pledged as collateral under the Revolving Credit Facilities that we or our shareholders may disagree with or that may be contrary to the interests of our shareholders.

Our substantial leverage and significant debt service obligations could adversely affect our ability to fulfill our obligations and make it more difficult for us to fund our operations.
As of December 31, 2015, we had $298.2 million in outstanding long-term debt (without giving effect to the fair value of such indebtedness) consisting of borrowings under the Revolving Credit Facilities and our 8.50% senior unsecured convertible notes (the “Convertible Notes”). Our substantial level of indebtedness could have important negative consequences to you and us, including:

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
We may require additional capital and there can be no assurance that we will be able to raise additional capital in a timely manner, at the level sought, or on favorable terms or at all.
Subject to borrowing base limitations and other conditions to funding, White Eagle and Red Falcon may borrow proceeds to pay premiums on all of the life insurance policies pledged as collateral under their respective Revolving Credit Facilities at December 31, 2015. However, we estimate that, in addition to general overhead expenses, we will need to pay approximately $4.1 million in premiums to keep our remaining 39 life insurance policies that have not been pledged as collateral under the Revolving Credit Facilities in force through December 31, 2016. As of December 31, 2015, we had approximately $20.3 million of cash and cash equivalents; of this amount, approximately $12.9 million is available to pay premiums on the 39 unencumbered policies and other overhead expenses, with approximately $7.4 million being restricted to the Revolving Credit Facilities. Accordingly, we must proactively manage our cash and may need to raise additional capital in order to effectively run our businesses, maintain the policies that have not been pledged under the Revolving Credit Facilities, pay interest expense on our debt and opportunistically grow our assets. There can be no assurance, however, that we will, if needed, be able to raise additional or sufficient capital on favorable terms or at all.
As part of our cash management and business strategy, we may, subject to the covenants in our debt arrangements, determine to sell all or a portion of our portfolio, but there can be no assurance that we can consummate any sales or that, if consummated, sales of policies will be at or above their carrying values. We may also, subject to the covenants in our debt arrangements, determine to lapse certain of these policies that have a low return profile or as our portfolio management needs dictate. The lapsing of policies, if any, could result in an event of default under our debt arrangements and would create losses as the policies would be written down to zero.
We may have exposure to greater than anticipated tax liabilities.
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner that we own our life settlements and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States, Ireland and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax proceeds from companies. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for intercompany arrangements and ownership of life settlements, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to regular review and audit by U.S. federal and state authorities and from 2014 on, foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a material negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by changes in tax laws, regulations, or accounting principles.
Changes in tax laws or tax rulings could materially affect our financial position and results of operations.
Changes in tax laws or tax rulings could materially affect our financial position and results of operations. The U.S., Ireland and many countries in the European Union, are actively considering changes to existing tax laws. Certain proposals, including proposals with retroactive effect, could include recommendations that would significantly increase our tax obligations where we do business or where our subsidiaries own life insurance policies. Any changes in the taxation of either international business activities or ownership of life settlements may increase our effective tax rate and harm our financial position and results of operations and, under certain circumstances, may constitute an event of default under the Revolving Credit Facilities.
We may not be able to refinance the White Eagle Revolving Credit Facility.
The White Eagle Revolving Credit Facility contains covenants that may significantly limit our ability to refinance. In addition, the lender under the White Eagle Revolving Credit Facility has a substantial interest in and priority rights to distributions of certain proceeds of policies pledged by White Eagle. Such covenants and such interest in and rights to distributions may significantly reduce our ability to attract replacement financing were we to seek to refinance the credit facility as a means of limiting adverse actions by the lenders in the exercise of their remedies in relation to any event of default.

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
We may not have the cash necessary to repurchase the Convertible Notes.
We have issued $70.7 million in aggregate principal amount of Convertible Notes. Holders of the Convertible Notes will have the right to require us to repurchase the Convertible Notes upon the occurrence of a fundamental change at 100% of their principal amount plus accrued and unpaid interest, if any. A fundamental change under the Convertible Notes is deemed to occur whenever any of the following occurs: (a) our common stock ceases to be listed or quoted on a national securities exchange in the United States, (b) our shareholders approve any plans for liquidation or dissolution, or (c) we experience a change in control represented by: (1) a majority of the members of our board of directors no longer being considered continuing directors, (ii) a transaction whereby our shareholders own less than 50% of the surviving company after the transaction, or (iii) a person or group obtaining more than 50% of the voting power of the common stock.
However, we may not have enough available cash to make a required repurchase of the Convertible Notes at the applicable time and, in such circumstances, may not be able to obtain the necessary financing on favorable terms. In addition, our ability to repurchase the Convertible Notes may be limited by law or by the agreements governing our other indebtedness that exist at the time of the repurchase, as the case may be. Our failure to repurchase of the Convertible Notes when required by their indenture would constitute a default, which could also lead to a default under the agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to repurchase the Convertible Notes.
Risks Related to Our Business

Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums.
We are responsible for paying all premiums necessary to keep the policies in our portfolio in force and prevent them from lapsing. We estimate that we will need to pay $4.1 million in premiums to keep our current portfolio of life insurance policies that are not pledged as collateral under the Revolving Credit Facilities in force through 2016. As of December 31, 2015, we had approximately $20.3 million of cash and cash equivalents; of this amount, approximately $12.9 million is available to pay premiums on the 39 unencumbered policies and general expenses, with approximately $7.4 million being restricted to the Revolving Credit Facilities. By using cash reserves to pay premiums for retained life insurance policies, we will have less cash available for other business purposes, including purchasing additional life insurance policies. Therefore, our cash flows and the required amount of our cash reserves to pay premiums is dependent on our assumptions about life expectancies being accurate.
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
If life expectancy valuations underestimate the longevity of the insureds, the actual maturity date of the life insurance policies may be farther in the future than projected. Consequently, we may not have sufficient cash for payment of insurance premiums or to service our indebtedness. The extension of time to receive a return on our policies could have a material adverse effect on our business, financial condition and results of operations.

When we receive life expectancy reports, we apply them to a modified version of the 2008 Valuation Basic Table (“2008 VBT”), a mortality table developed by the U.S. Society of Actuaries (the “SOA”) to calculate a mortality factor that assists in generating the best estimate probabilistic cash flow stream by calculating a mortality curve that projects the probability of mortality for each period based on the calculated mortality factors and the death rates from the 2008 VBT. We modify the table by incorporating future mortality improvements to better reflect the curves used by life expectancy providers. During the quarter ended September 30, 2015, the SOA released tables for a new Valuation Basic Table (the “2015 VBT”). We have not adopted the 2015 VBT although we may do so in the future and are continuing to monitor the market reaction to the 2015 VBT as well as our portfolio’s mortality experience to determine whether future adoption of the 2015 VBT would be an appropriate change to our valuation technique. However, the 2015 VBT would suggest a reduced probabilistic cash flow stream for us over the next several years. Any actual reduction in cash flows would reduce our ability to service our indebtedness. Future changes in life expectancies or actuarial tables could have a material adverse effect on the fair value of our life settlements, which could have a material adverse effect on our business, financial condition and results of operations.
Recent and future increases to the premiums due on life insurance policies that we own will adversely affect the fair value and our returns on such life insurance policies.
To keep the life insurance policies that we own in force, insurance premiums must be timely paid. Projected premium payments are a critical component of our fair value estimates, and any increase in expected premiums will likely decrease the fair value of a given life insurance policy and adversely affect the return on that policy. Beginning in 2015 and continuing into 2016, certain insurance companies announced that they were increasing the cost of insurance on certain types of their issued policies, which will result in increases to the premium payments necessary to keep the affected policies in force. At December 31, 2015, 21 policies that we own were subject to the cost of insurance increases. These increases caused the fair value of these 21 policies to decrease during the quarter ending December 31, 2015 by approximately $5.0 million and will require us to incur additional costs to maintain these policies. Further cost of insurance increases may cause our required premium outlay to increase significantly, adversely affect the loan to value ratios under the Revolving Credit Facilities and could otherwise have a material adverse effect on our business, results of operations and the value of any affected policies.
Investigations by the SEC and IRS could materially and adversely affect our business, financial condition and results of operations.
On February 17, 2012, we first received a subpoena issued by the staff of the SEC seeking documents dating back to 2007, generally related to our premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred, and we have been cooperating with the SEC regarding this matter. We are unable to predict what action, if any, the SEC or its staff might take in the future as a result of the matters that are the subject to its investigation. We have not established any provision for losses in respect of this matter. No assurance can be given that the ultimate outcome of the SEC Investigation will not result in administrative, civil or other proceedings or sanctions against us or our employees by the SEC or any other state or federal regulatory agencies. Such proceedings may result in the imposition of fines and penalties, actions against us or our employees, modifications to business practices and compliance programs or the imposition of sanctions against us. Protracted investigations could also impose substantial costs and distractions, regardless of their outcomes. There can be no assurance that any final resolution of this and any similar matters will not have a material and adverse effect on our financial condition and results of operations. Additionally, certain contractual obligations require that we indemnify and advance the legal costs incurred by certain individuals, if any, in connection with the SEC Investigation. The obligation to advance expenses on behalf of these individuals and indemnify them, while currently unquantifiable, could be substantial, strain our liquidity position and could have a material adverse effect on our financial position and results of operations.

On February 19, 2014, the Company and certain of its subsidiaries received summonses from the IRS Criminal Investigation Division requiring us to produce information about us in connection with our legacy structured settlements business. We are cooperating with the IRS Investigation, but are unable to predict what action, if any, the IRS might take in the future as a result of the matters that are the subject of the summonses or what impact, if any, the cost of providing further information and documents might have on our financial condition, results of operations or cash flows. In addition, if the IRS Investigation results in a determination by the IRS that we have failed to comply with any of our obligations under the Internal Revenue Code or regulations thereunder, we could incur additional tax liability, restitution payment obligations, penalties, fines, interest payments or other liabilities, including criminal penalties and fines and a reduction in our net operating losses, that could have a material adverse effect on us, our personnel, our financial condition, our results of operations and/or our cash flows.
The premiums necessary to maintain our life finance assets are expected to increase as we continue to acquire additional policies.
As our portfolio grows, so do the premiums necessary to keep our policies in force. Assuming no maturities in 2016, we would need to pay $4.2 million in premiums in 2016 to maintain the policies owned as of December 31, 2015 that are not pledged under the White Eagle Revolving Credit Facility and the Red Falcon Revolving Credit Facility. For the 437 policies pledged as collateral under the White Eagle Revolving Credit Facility, White Eagle is eligible to borrow under the White Eagle Revolving Credit Facility to pay the estimated $51.9 million in premiums for 2016 (assuming no maturities) and Red Falcon is eligible to borrow the estimated $15.4 million in premiums for 2016 for the 156 policies pledged as collateral under the Red Falcon Revolving Credit Facility (assuming no maturities), in each case, so long as the applicable borrower maintains compliance with the borrowing base formula determined by the lender. If either White Eagle or Red Falcon is unable to draw under the Revolving Credit Facilities, it may not be able to sustain the policies they own, which could lead to lapses or an event of default under the Revolving Credit Facilities.See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
Contractions in the market for life insurance policies could make it more difficult for us to opportunistically sell policies that we own and may make it more difficult to borrow under the Revolving Credit Facilities.
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
The ability of White Eagle and Red Falcon to continue to draw borrowings under their respective Revolving Credit Facilities is, in each case, controlled by a borrowing base formula. To the extent the above noted and other factors result in market contractions, they will likely also negatively impact the value of the policies owned by White Eagle and Red Falcon, which could decrease the respective borrowing base under the facilities. If either White Eagle or Red Falcon is unable to draw under the Revolving Credit Facilities, it may not be able to sustain the policies they own, which could lead to lapses or an event of default under the Revolving Credit Facilities.
Our fair value assumptions are inherently subjective and, if the fair value of our life insurance policies decreases, we will report losses with respect to these policies we own.
When we obtain ownership of a life insurance policy, we record the policy as an investment in life settlements at the transaction price as of the date of acquisition. At the end of each reporting period, we re-value the life insurance policies we own. To the extent that the calculation results in an adjustment to the fair value of the policy, we record this as a change in fair value of our life insurance policies. This evaluation of the fair value of life insurance policies is inherently subjective as it requires estimates and assumptions that are susceptible to significant revision as more information becomes available. Using our valuation model, we determine the fair value of life insurance policies on a discounted cash flow basis. The most significant assumptions that we estimate are the life expectancy of the insured, expected premium payments and the discount rate. The discount rate is based upon current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk margin an investor in the policy would require. Third party life expectancy providers review and analyze the medical records of an insured and provide us with a life expectancy estimate based on the insured’s health. We then calculate a mortality impairment factor for the insured as that factor which, when applied to our mortality table, reproduces the same life expectancy provided for that insured. We use the resulting mortality impairment factor to generate a series of probabilistic future cash flows for the policy, which we then discount and aggregate to arrive at the fair value of the policy. If we are unable to accurately estimate any of these factors, we may have to write down the fair value of our life settlements, which could materially and adversely affect our results of operations and our financial condition. Adopting the 2015 VBT may also result in a decrease in the estimated fair value of our policies. See —“Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums.”
Insurable interest concerns regarding a life insurance policy can also adversely impact its fair value. A claim or the perceived potential for a claim for rescission or a challenge to insurable interest by an insurance company or by persons with an insurable interest in the insured of a portion of or all of the policy death benefit can negatively impact the fair value of a life insurance policy. If the SEC Investigation or, IRS Investigation cause us to experience more challenges to the life insurance policies that we own than we otherwise would experience, those challenges could negatively impact the fair value of such life insurance policies. See “Litigation” under Note 14, “Commitments and Contingencies” to our consolidated financial statements.
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
From time to time, insurance carriers have challenged the validity of policies owned by us or that once served as the underlying collateral for a premium finance loan made by us. See “Litigation” under Note 14, “Commitments and Contingencies” to our consolidated financial statements. We believe the USAO Investigation and the SEC Investigation and have caused us to experience more challenges to policies by insurers attempting to use such investigations and the Non-Prosecution Agreement as grounds for rescinding or contesting a policy. Any such future challenges may result in a cloud over title and collectability, increased costs, delays in payment of life insurance proceeds or even the voiding of a policy, and could have a material adverse effect on the ability to comply with the covenants in the agreements governing our indebtedness, our business, financial condition and results of operations.
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
While fraud and misrepresentation by applicants and potential insureds in completing life insurance applications exist generally in the life insurance industry (especially with respect to the health and medical history and condition of the potential insured as well as the applicant’s net worth), such risk of fraud and misrepresentation may be heightened in connection with life insurance policies for which the premiums are financed through premium finance loans. In particular, there is a risk that applicants and potential insureds may not have truthfully or completely answered questions related to whether the life insurance policy premiums would be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of life insurance policies. Such risk may be further increased to the extent life insurance agents communicated to applicants and potential insureds regarding potential premium finance arrangements or transfers of life insurance policies through payment defaults under premium finance loans. In the ordinary course of our legacy premium finance business, our sales team received inquiries from life insurance agents and brokers regarding the availability of premium finance loans for their clients. However, any communication between the life insurance agent and the potential policyholder or insured is beyond our control and we may not know whether a life insurance agent discussed with the potential policyholder or the insured the possibility of a premium finance loan by us or the subsequent transfer of the life insurance policy. Consequently, notwithstanding the representations and certifications obtained from the policyholders, insureds and the life insurance agents, there is a risk that insurance carriers, the estates or heirs of insureds, or others could contest policies we acquired through foreclosures of premium finance loans based on fraud or misrepresentation as to any information provided to the life insurance company, including the life insurance application. See “Litigation” under Note 14, “Commitments and Contingencies” to our consolidated financial statements.
Misrepresentations, fraud, omissions or lack of insurable interest can also, in some instances, form the basis of loss of right to payment under a life insurance policy. Based on statements made in the Non-Prosecution Agreement, there is a risk that policies that we own may increasingly be challenged by insurance carriers and the estates or heirs of insureds. Any such challenges to the policies may result in increased costs, delays in payment of life insurance proceeds or even the voiding of a policy, a reduction in the fair value of a policy and could have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2015, of the 632 policies in our life settlement portfolio, 544 policies were previously premium financed.
Delays in payment and non-payment of life insurance policy proceeds can occur for many reasons and any such delays may have a material adverse effect on our business, financial condition and results of operations.
A number of arguments may be made by former beneficiaries (including but not limited to spouses, ex-spouses and descendants of the insured) under a life insurance policy, by the beneficiaries of the trust that once held the policy, by the estate or legal heirs of the insured or by the insurance company issuing such policy, to deny or delay payment of proceeds following the death of an insured, including arguments related to lack of mental capacity of the insured, usury, contestability or suicide provisions in a policy. The statements in the Non-Prosecution Agreement may make such delays more likely and may increase challenges by carriers to paying out death claims or challenges by families of insureds to policy proceeds. Furthermore, if the death of an insured cannot be verified and no death certificate can be produced, the related insurance company may not pay the proceeds of the life insurance policy until the passage of a statutory period (usually five to seven years) for the presumption of death without proof. Such delays in payment or non-payment of policy proceeds may have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent on the creditworthiness of the life insurance companies that issued the policies in comprising our portfolio. If a life insurance company defaults on its obligation to pay death benefits on a policy we own, we would experience a loss of our investment, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the creditworthiness of the life insurance companies that issued the policies that we own. We assume the credit risk associated with life insurance policies issued by various life insurance companies. The failure or bankruptcy of any such life insurance or annuity company could have a material adverse impact on our financial condition and results of operation. A life insurance company’s business tends to track general economic and market conditions that are beyond its control, including extended economic recessions or interest rate changes. Changes in investor perceptions regarding the strength of insurers generally and the policies or annuities they offer can adversely affect our ability to sell or finance our assets. Adverse economic factors and volatility in the financial markets may have a material adverse effect on a life insurance company’s business and credit rating, financial condition and operating results, and an issuing life insurance company may default on its obligation to pay death benefits on the life insurance policies that we own. In such event, we would experience a loss of our investment in such life insurance policies, which could have a material adverse effect on our business, financial condition and results of operations.

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
Pursuant to the terms of the asset purchase agreement we entered into in connection with the sale of our structured settlements business, we sold substantially all of that business’ operating assets while retaining substantially all of its liabilities. In addition, we agreed to indemnify the purchaser for certain breaches of representations and warranties regarding us and various aspects of that business. Many of our indemnification obligations are subject to time and maximum liability limitations, however, in some instances our indemnification obligations are not subject to any limitations. Significant indemnification claims by the purchaser or other claims or contingent liability related to our former structured settlement business could materially and adversely affect our business, financial condition and results of operations.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock trade on the New York Stock Exchange, or NYSE, under the symbol “EMG.”
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2015
	High	Low
1st Quarter	$7.52	$5.86
2nd Quarter	$7.06	$5.68
3rd Quarter	$6.06	$4.85
4th Quarter	$5.44	$3.65

	2014
	High	Low
1st Quarter	$6.59	$4.71
2nd Quarter	$7.13	$5.67
3rd Quarter	$7.21	$6.34
4th Quarter	$6.70	$6.00
As of March 11, 2016, we had 8 holders of record of our common stock.
Stock Performance Graph
The line graph below compares the cumulative total stockholder return in our common stock between February 8, 2011 (the day shares of our common stock began trading on the NYSE) and December 31, 2015, with cumulative total return on the Russell MicroCap Index and the Nasdaq Financial Index. This graph assumes a $100 investment in each of Emergent Capital, Inc., the Russell Microcap Index and the Nasdaq Financial Index at the close of trading on February 8, 2011. We selected these indices because they include companies with similar market capitalizations to ours. We believe these are the most appropriate comparisons since we have no comparable publicly traded industry “peer” group operating in the life settlement industry.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	Comparison of Cumulative Total Return
	02/08/11	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Emergent Capital, Inc.	$100.00	$17.39	$41.17	$60.50	$60.31	$34.14
Russell Microcap Index	$100.00	$88.09	$105.03	$150.96	$155.15	$146.38
Nasdaq Financial Index	$100.00	$86.00	$97.76	$135.20	$138.36	$142.74
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
Dividend Policy
We have never paid any cash dividends on our common stock and do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory and other restrictions on the payment of dividends by us or by our subsidiaries to us, and other factors that our board of directors deems relevant.
We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Certain of our debt arrangements, including the Revolving Credit Facilities, restrict the ability of certain of our special purpose subsidiaries to pay dividends. In addition, future debt arrangements may contain prohibitions or limitations on the payment of dividends.
Equity Compensation Plans
On May 28, 2015, the shareholders of the Company voted to amend and restate, and the Company amended and restated, the Company's 2010 Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 2,700,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information.
Recent Sales of Unregistered Securities
There are no recent sales of unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table shows the purchases of shares of our common stock made by or on behalf of the Company during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Dollar Value) of Shares Remaining to be Purchased Under the Plans or Programs
				(In thousands)
October 1 through October 31	23,100	$5.20	88,721	$9,532
November 1 through November 30	25,700	$4.88	114,421	$9,407
December 1 through December 31	493,579	$3.93	608,000	$7,466
Total	542,379	$4.03	608,000	$7,466

(1)     On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes. For the year ended December 31, 2015, the Company purchased 608,000 shares of common stock for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share including transaction fees. As of December 31, 2015, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan.
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
The selected historical statement of operations data and balance sheet data for the last five years were derived from our audited consolidated financial statements and reflect the retroactive revision to reflect the classification of our structured settlement business as discontinued operations.

	Historical
	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Income
Agency fee income	$—	$—	$—	$—	$6,470
Interest income	22	29	28	1,685	7,750
Interest and dividends on investment securities available for sale	—	—	14	391	640
Origination fee income	—	—	—	500	6,480
Gain on forgiveness of debt	—	—	—	—	5,023
(Loss) gain on life settlements, net	(41)	(426)	(1,990)	151	5
Change in fair value of life settlements	46,717	44,128	88,686	(5,660)	570
Servicing fee income	—	—	310	1,183	1,814
Gain on maturities of life settlements with subrogation rights, net	—	—	—	6,090	3,188
Other income	193	85	2,030	748	341
Total income	46,891	43,816	89,078	5,088	32,281
Expenses
Interest expense	27,286	16,245	13,657	1,255	8,524
Change in fair value of Revolving Credit Facilities	12,197	(5,472)	(9,373)	—	—
Loss on extinguishment of Secured Notes	8,782	—	—	—	—
Loss on extinguishment of Bridge Facility	—	—	3,991	—	—
Change in fair value of conversion derivative liability	—	6,759	—	—	—
Provision for losses on loans receivable	—	—	—	515	7,589
(Gain) loss on loan payoffs and settlements, net	—	—	(65)	125	3,837
Amortization of deferred costs	—	—	7	1,867	6,076
Personnel costs	6,384	8,763	8,177	9,452	12,906
Department of Justice	—	—	—	—	8,000
Legal fees	20,739	13,620	11,701	23,974	9,855
Professional fees	7,133	5,254	5,281	5,262	4,373
Insurance	1,275	1,667	1,953	2,330	756
Other selling, general and administrative expenses	2,194	2,006	1,887	2,366	4,139
Total expenses	85,990	48,842	37,216	47,146	66,055
(Loss) income from continuing operations before income taxes	(39,099)	(5,026)	51,862	(42,058)	(33,774)
(Benefit) provision for income taxes	(8,719)	125	39	(39)	—
Net (loss) income from continuing operations	$(30,380)	$(5,151)	$51,823	$(42,019)	$(33,774)
Discontinued Operations:
(Loss) Income from discontinued operations, net of income taxes	(644)	(601)	2,198	(2,615)	(5,424)
Gain on disposal of discontinued operations, net of income taxes	—	—	11,311	—	—
Benefit for income taxes	—	232	—	—	—
Net (loss) income from discontinued operations	(644)	(369)	13,509	(2,615)	(5,424)
Net (loss) income	$(31,024)	$(5,520)	$65,332	$(44,634)	$(39,198)
(Loss) earnings per share:
Basic (loss) earnings per common share
Continuing operations	$(1.22)	$(0.24)	$2.44	$(1.98)	$(1.75)
Discontinued operations	$(0.03)	$(0.02)	$0.64	$(0.12)	$(0.28)
Net (loss) income	$(1.25)	$(0.26)	$3.08	$(2.10)	$(2.03)
Diluted (loss) earnings per common share
Continuing operations	$(1.22)	$(0.24)	$2.44	$(1.98)	$(1.75)
Discontinued operations	$(0.03)	$(0.02)	$0.64	$(0.12)	$(0.28)
Net (loss) income	$(1.25)	$(0.26)	$3.08	$(2.10)	$(2.03)
Weighted average shares outstanding:
Basic(1)	24,851,178	21,354,567	21,216,487	21,205,747	19,352,063
Diluted(1)	24,851,178	21,354,567	21,218,938	21,205,747	19,352,063

(1)	As of February 3, 2011, the Company had 3,600,000 shares of common stock outstanding. As of December 31, 2015, there were 28,130,508 issued and outstanding shares and 608,000 shares of treasury stock.

	Historical
	December 31,
	2015	2014	2013	2012	2011
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$12,946	$51,166	$14,722	$7,001	$16,255
Cash and cash equivalents (VIE)	7,395	3,751	7,977	—	—
Restricted cash	—	—	13,506	1,162	691
Certificate of deposit	2,501	—	—	—	891
Investment securities available for sale, at estimated fair value	—	—	—	12,147	57,242
Prepaid expenses and other assets	1,017	1,502	1,331	14,165	3,277
Deposits—other	1,347	1,340	1,597	2,855	761
Deposits on purchases of life settlements	—	1,630	—	—	—
Interest receivable, net	—	—	—	822	5,758
Loans receivable, net	—	—	—	3,044	29,376
Structured settlement receivables at estimated fair value, net	—	384	660	1,680	12,376
Structured settlement receivables at cost, net	—	597	797	1,574	1,553
Investment in life settlements, at estimated fair value	11,946	82,575	48,442	113,441	90,917
Investment in life settlements, at estimated fair value (VIE)	449,979	306,311	254,519	—	—
Receivable for maturity of life settlements (VIE)	18,223	4,000	2,100	—	—
Fixed assets, net	322	355	74	217	555
Investment in affiliates	2,384	2,384	2,378	2,212	1,043
Assets of segment held for sale	—	—	—	15	30
Deferred costs, net	1,797	3,936	—	7	1,874
Total assets	$509,857	$459,931	$348,103	$160,342	$222,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	3,051	6,140	2,977	6,606	16,336
Accounts payable and accrued expenses (VIE)	419	423	341	—	—
Other liabilities	360	1,256	21,221	20,796	4,279
Interest payable—senior unsecured convertible notes	2,272	2,272	—	—	—
Senior unsecured convertible notes, net of discount	58,609	55,881	—	—	—
Interest payable—senior secured notes	—	261	—	—	—
Senior secured notes	—	24,036	—	—	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE)	169,131	145,831	123,847	—	—
Red Falcon Revolving Credit Facility, at estimated fair value (VIE)	55,658	—	—	—	—
Interest payable	—	—	—	—	5,505
Notes payable and debenture payable, net of discount	—	—	—	—	19,277
Income taxes payable	—	—	6,295	6,295	6,295
Deferred tax liability	—	8,728	—	—	—
Total liabilities	289,500	244,828	154,681	33,697	51,692
Stockholders’ Equity
Common stock, $0.01 par value (80,000,000 authorized; 28,130,508, 21,402,990, 21,237,166, 21,206,121 and 21,202,614 issued and outstanding as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively)	281	214	212	212	212
Preferred stock, $0.01 par value (40,000,000 authorized; 0 issued and outstanding as of December 31, 2014, 2013, 2012 and 2011)	—	—	—	—	—
Treasury stock (608,000 shares as of December 31, 2015 and 0 shares as of December 31, 2014, 2013, 2012 and 2011)	(2,534)	—	—	—	—
Additional paid-in-capital	305,450	266,705	239,506	238,064	237,755
Accumulated other comprehensive loss	—	—	—	(3)	(66)
Accumulated deficit	(82,840)	(51,816)	(46,296)	(111,628)	(66,994)
Total stockholders’ equity	220,357	215,103	193,422	126,645	170,907
Total liabilities and stockholders’ equity	$509,857	$459,931	$348,103	$160,342	$222,599

Selected Operating Data (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Period Acquisitions—Policies Owned
Number of policies acquired	43	16	432
Average age of insured at acquisition	85.0	85.2	77.7
Average life expectancy—Calculated LE (Years)	5.4	5.9	12.7
Average death benefit	$2,811	$4,444	$4,749
Aggregate purchase price	$30,695	$16,296	$58,645
End of Period—Policies Owned
Number of policies owned	632	607	612
Average life expectancy—Calculated LE (Years)	9.9	10.7	11.6
Aggregate death benefit	$2,979,352	$2,931,066	$2,954,890
Aggregate fair value	$461,925	$388,886	$302,961
Monthly premium—average per policy	$9.1	$7.8	$7.5
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
Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 632 life insurance policies, also referred to as life settlements, with a fair value of $461.9 million and an aggregate death benefit of approximately $3.0 billion at December 31, 2015. The Company primarily earns income on these policies from changes in their fair value and through death benefits.
Our indirect subsidiary, White Eagle, is the owner of 437 of these life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $331.3 million at December 31, 2015. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Additionally, 156 policies, with an aggregate death benefit of approximately $603.9 million and an estimated fair value of approximately $118.6 million at December 31, 2015 were pledged as collateral under the Red Falcon Revolving Credit Facility entered into by Red Falcon, a Delaware statutory trust formed by a wholly-owned Irish subsidiary of the Company. Borrowings under the Revolving Credit Facilities fund the payment of premiums on the life insurance policies that have been pledged as collateral for the respective facilities. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

During the year ended December 31, 2015, 43 life settlements were acquired with face amounts of $120.9 million that resulted in a gain of $6.0 million. 17 life insurance policies with face amounts totaling $67.4 million matured. The net gain on these maturities was $47.9 million. The gains related to acquisitions and maturities are included in income from changes in fair value of life settlement in the consolidated statement of operations for the year ended December 31, 2015. Of these maturities, three served as collateral under the Red Falcon Revolving Credit Facility and 13 served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $53.5 million were received during the year ended December 31, 2015. Of this amount, approximately $43.2 million and $4.6 million, were utilized to repay borrowings, interest and expenses under the White Eagle Revolving Credit Facility and the Red Falcon Revolving

Credit facility, respectively, during the year ended December 31, 2015. The gains related to acquisitions and maturities are included in income from changes in the fair value of life settlements in the consolidated statement of operations for the year ended December 31, 2015. The Company sold one policy resulting in a loss of approximately $41,000 on net proceeds received of $2.2 million. The loss is included in loss on life settlements in the consolidated statement of operations for the year ended December 31, 2015. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend, subject to our liquidity needs and available cash, to selectively deploy capital in both the secondary and tertiary life settlement markets. As we acquire more policies and available cash, our premium payments will increase. Assuming we recognize no policy maturities, our estimated premiums for 2016 would be $71.5 million. White Eagle and Red Falcon would be eligible to borrow approximately $67.3 million of this amount under the Revolving Credit Facilities to pay premiums on policies secured by the Revolving Credit Facilities with approximately $4.2 million in estimated premiums required to maintain the policies not pledged as collateral under the Revolving Credit Facilities as of December 31, 2015.
Significant & Recent Events

During the year ended December 31, 2015, the Company executed on a strategy to (1) selectively grow its portfolio of life insurance policies while ensuring the availability of funds to pay premiums on its policies, and (2) improve its cash flow profile. Building on an acquisition strategy that began in the fourth quarter of 2014, the Company acquired 38 policies during the first half of 2015 with an aggregate face value of $100.8 million, a weighted average life expectancy at the time of acquisition of 5.4 years and a weighted average age of 85 years. These policies were acquired with the intention of re-shaping and otherwise improving the projected cash flow characteristics of the policies that had not been pledged as collateral under the White Eagle Revolving Credit Facility, and to make that portfolio a more attractive candidate for longer-term premium financing at a lower cost of capital. As part of our overall strategy, on July 16, 2015, we entered into the Red Falcon Revolving Credit Facility, which is secured by these policies, and the proceeds of the initial draw were used to redeem all $50.0 million in aggregate principal amount of outstanding 12.875% Senior Secured Notes issued by the Company (the “Secured Notes”). The redemption of the Secured Notes resulted in an $8.8 million expense related to the early extinguishment of debt and we incurred closing costs associated with the Red Falcon Revolving Credit Facility of $3.3 million that could not be amortized as the debt under the facility is being recorded at fair value. See Note 9, “Red Falcon Revolving Credit Facility” and Note 11, “12.87% Secured Notes” to our consolidated financial statements.

As originally executed, the waterfall in the White Eagle Revolving Credit Facility did not provide for White Eagle to receive any distributions from policy proceeds prior to the payment of all outstanding debt under the facility. As amended on November 9, 2015, the waterfall provisions in the White Eagle Revolving Credit Facility now contemplate that a portion of the policy proceeds may be made available to White Eagle prior to the payment of outstanding debt based on the then current loan to value ratio of the facility. Similar provisions are provided for in the Red Falcon Credit Facility and the Company expects that these provisions will allow White Eagle and Red Falcon to make distributions to the Company that will meaningfully improve its cash position in future periods. See Note 8, “White Eagle Revolving Credit Facility” to our consolidated financial statements.
Beginning in 2015 and continuing into 2016, certain insurance companies announced that they were increasing the cost of insurance on certain types of their issued policies, which will result in increases to the premium payments necessary to keep the affected policies in force. At December 31, 2015, 21 policies that we own were subject to these cost of insurance increases. These increases caused the fair value of these 21 policies to decrease during the quarter ending December 31, 2015 by approximately $5.0 million and will require us to incur additional costs to maintain these policies. Further cost of insurance increases may cause our projected premium payments to significantly increase, adversely affect the loan to value ratios under the Revolving Credit Facilities and otherwise could have adverse material adverse effect on our business, results of operations and the value of any affected policies.

During the quarter ended September 30, 2015, the U.S. Society of Actuaries released tables for a new Valuation Basic Table, the 2015 VBT. We have not adopted the 2015 VBT although we may do so in the future and are continuing to monitor the market reaction to the 2015 VBT as well as our portfolio’s mortality experience to determine whether future adoption of the 2015 VBT would be an appropriate change to our valuation technique. However, the 2015 VBT would suggest a reduced probabilistic cash flow stream for us over the next several years. Any actual reduction in cash flows would reduce funds available to us from policy proceeds, including from White Eagle and Red Falcon, and would adversely effect our ability to service our indebtedness. Future changes in life expectancies or actuarial tables could have a material adverse effect on the fair value of our life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

On December 31, 2015, the Company received a letter from the USAO indicating that the USAO Investigation formally concluded, that the Company fully complied with all of its obligations under the Non-Prosecution Agreement and that the Company was released from any further obligations under the Non-Prosecution Agreement. Since learning of the USAO Investigation in 2011, the Company has spent an aggregate of $56.6 million on legal and related fees, including contractually obligated advancement and indemnification expenses. With the conclusion of the USAO Investigation, the Company expects that it will no longer incur indemnification and advancement expenses or any material expenses in connection with the matter.

On March 11, 2016, we entered into an indenture with Wilmington Trust, National Association, as indenture trustee, and in connection therewith issued approximately $21.2 million in aggregate principal amount of 15.0% senior secured notes due 2018. The indenture permits us to issue up to $30 million in aggregate principal amount of these notes. Please see Note 19, “Subsequent Events,” of the notes to Consolidated Financial Statements.
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
Fair Value Option
We have elected to account for the debt under the Revolving Credit Facilities, which includes the interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the estimated amount that would have to be paid to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facilities and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
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

Deferred Debt Costs
Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are amortized over the life of the related loan using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company’s notes. The Company did not recognize any deferred debt costs on its Revolving Credit Facilities given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facilities.
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
Our provision for income taxes results in an annual effective tax rate of 22.30% in 2015 compared to (2.50)% in 2014.
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
In March of 2014, the Company was notified by the IRS of its intention to examine the Company’s tax returns for the years ended December 31, 2012 and 2013. See also “IRS Investigation” in Note 14, Contingencies and Commitments regarding the IRS Investigation.
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
Stock-Based Compensation
We have adopted ASC 718, Compensation—Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrants, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments will be determined based on a valuation using an option pricing model that takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award. Compensation expense associated with performance shares is only recognized to the extent that it is probable the performance measurement will be met.
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

Consolidated Results of Operations

Results of Continuing Operations
2015 Compared to 2014
Net loss from continuing operations for the year ended December 31, 2015 was $30.4 million as compared to a loss of $5.2 million for the year ended December 31, 2014, an increase in net loss of $25.2 million. Total income from continuing operations was $46.9 million for the year ended December 31, 2015, an increase of $3.1 million as compared to income from continuing operations of $43.8 million during the same period in 2014. Total expenses from continuing operations were $86.0 million for the year ended December 31, 2015 compared to total expenses from continuing operations of $48.8 million incurred during the same period in 2014, an increase of $37.1 million, primarily as a result of interest expense, the change in fair value of the Revolving Credit Facilities, extinguishment of the Secured Notes and indemnification payment related to the USAO Investigation.

Our net loss for the year ended December 31, 2015 includes approximately $6.5 million in payments relating to the Company's indemnification obligations for the conclusion of the USAO Investigation, $8.8 million related to the extinguishment of our Secured Notes, and an income tax benefit of approximately $8.7 million. See Item 1. “Business”, Note 11, “12.875% Senior Secured Notes” and Note 18, “Income Taxes” to the accompanying consolidated financial statements.

Change in fair value of life settlements. Change in fair value of life settlements was a gain of approximately $46.7 million for the year ended December 31, 2015 compared to a gain of $44.1 million for the year ended December 31, 2014, an increase of $2.6 million. The gain for both years was primarily a result of maturities and increased life settlement values.

During the year ended December 31, 2015, 17 life insurance policies with face amounts totaling $67.4 million matured compared to seven policies with face amounts of $25.5 million for the same period in 2014. The net gain of these maturities was $47.9 million and $16.4 million for 2015 and 2014, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the years ended December 31, 2015 and 2014. Of these maturities, three served as collateral under the Red Falcon Revolving Credit Facility and 13 served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $53.5 million were received during the year ended December 31, 2015. Of this amount, approximately $43.2 million and $4.6 million, were utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility and the Red Falcon Revolving Credit facility, respectively, during the year ended December 31, 2015. The Company also recorded a $18.2 million receivable for maturity of life settlements at December 31, 2015 relating to the White Eagle Revolving Credit Facility.

As of December 31, 2015, we owned 632 policies with an estimated fair value of $461.9 million compared to 607 policies with a fair value of $388.9 million at December 31, 2014, an increase of $73.0 million or 19%. Of the 632 policies, 437 policies were pledged to the White Eagle Revolving Credit Facility and 156 policies were pledged to the Red Falcon Revolving Credit Facility. During the year ended December 31, 2015, the Company acquired 43 life insurance policies that resulted in a gain of approximately $6.0 million compared to 16 policies during the same period in 2014 for a gain of $5.9 million. The gain related to acquisitions is included in income from changes in fair value of life settlement in the consolidated statements of operations for the year ended December 31, 2015. As of December 31, 2015, the aggregate death benefit of our life settlements was $3.0 billion.

Of these 632 policies owned as of December 31, 2015, 544 were previously premium financed and are valued using discount rates that range from 16.00% – 24.50%. The remaining 88 policies are valued using discount rates that range from 15.00% – 21.00%. See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.

Loss on life settlements, net. Loss on life settlements, net was approximately $41,000 for the year ended December 31, 2015 compared to a loss of $426,000 for the year ended December 31, 2014, a reduction of $385,000. During the year ended December 31, 2015, one policy was sold resulting in a $41,000 loss on net proceeds received of $2.2 million compared to 14 policies sold and a loss of $426,000 on net proceeds of $4.0 million for the same period in 2014.

Expenses

Interest expense. Interest expense increased to $27.3 million during the year ended December 31, 2015, compared to $16.2 million during the same period in 2014, an increase of $11.1 million, as the Company's outstanding debt increased to $298.2 million. Outstanding debt included $172.0 million of outstanding principal on the White Eagle Revolving Credit Facility, $55.4 million on the Red Falcon Revolving Credit Facility and $70.7 million of Convertible Notes. During the year ended December 31, 2015, the Company redeemed all outstanding Secured Notes.

Of the interest expense of $27.3 million for the year ended December 31, 2015, approximately $9.2 million represents interest paid on the White Eagle Revolving Credit Facility and approximately $4.9 million was attributable to the Red Falcon Revolving Credit Facility, which includes $3.3 million relating to the debt issuance cost which was not capitalized as a result of electing the fair value option for valuing this debt and an additional $1.6 million related to interest payments paid during the year ended December 31, 2015.
Interest expense on the Convertible Notes totaled $9.1 million, including $6.0 million, $2.7 million and $404,000 representing interest, amortization of debt discount and issuance costs, respectively. We recorded $4.0 million of interest expense on the Secured Notes, including $3.2 million, $265,000, $264,000 and $277,000 from interest, unused fees, amortizing debt discounts and issuance costs, respectively, during the year ended December 31, 2015.
Of the interest expense of $16.2 million for year ended December 31, 2014, approximately $8.0 million represents interest paid on the White Eagle Revolving Credit Facility. Interest expense on the Convertible Notes totaled $7.5 million including $5.2 million, $2.0 million and $332,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded $694,000 of interest expense on the Secured Notes, including $592,000, $36,000, and $66,000 from interest, amortizing debt discounts and issuance costs, respectively, during the year ended December 31, 2014.
See Notes 8, “White Eagle Revolving Credit Facility,” 9,“Red Falcon Revolving Credit Facility,” 10,“8.5% Senior Unsecured Convertible Notes,” and 11,“12.875% Secured Notes,'' to the accompanying consolidated financial statements.

Extinguishment of Secured Notes. During the year ended December 31, 2015, the Company redeemed all of the outstanding Secured Notes and discharged the related Secured Note indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest up to but excluding November 10, 2015. Approximately $8.8 million was expensed as extinguishment related to the early repayment of the Secured Notes for the year ended December 31, 2015. This includes $5.2 million, $171,000, $1.7 million and $1.7 million related to interest and prepayment penalties, unused fees, write off of debt discount and write off of issuance cost.

Change in fair value of the Revolving Credit Facilities. Change in fair value of the Revolving Credit Facilities was a loss of $12.2 million for the year ended December 31, 2015 compared to a gain of $5.5 million for the year ended December 31, 2014.

Approximately $11.9 million of this loss is attributable to the White Eagle Revolving Credit Facility, which is due to a reduction in the discount rate after amending the facility along with projected earlier repayments due to maturities. These were offset by increased borrowings, lengthening of life expectancies of certain insureds underlying polices pledged as collateral in the facilities and projected cost of insurance increase. The $5.5 million gain for 2014 resulted from increased borrowings and an increase in the discount rate used to value the facility. These were offset by projected early repayment of the White Eagle Revolving Credit Facility given earlier than projected maturities. The White Eagle Revolving Credit Facility is valued at December 31, 2015 using a discount rate of 20.55% compared to 23.89% at December 31, 2014.

Change in fair value of Revolving Credit Facilities also includes a loss of $270,000 attributable to the Red Falcon Revolving Credit Facility for the year ended December 31, 2015. This change is associated with the election of the fair value option in accounting for the facility and a reduction in the discount rate since inception. These were offset by increased borrowings and projected cost of insurance increase. The Red Falcon Revolving Credit Facility is valued at December 31, 2015 using a discount rate of 11.65%.

See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.
Change in fair value of conversion derivative liability. Change in fair value of conversion derivative liability embedded in the Convertible Notes was zero for the year ended December 31, 2015 compared to $6.8 million for the year ended December 31, 2014. ASC 815, Derivatives and Hedging, required the Company to bifurcate the embedded conversion option that was valued on February 21, 2014 and June 5, 2014, which resulted in a fair value loss of approximately $6.8 million for the year ended December 31, 2014. During that year, the conversion derivative liability was reclassified to additional-paid-in-capital, accordingly there will be no further adjustment to the fair value of this derivative liability reflected in the Company’s financial statements. See Note 10, “8.50% Senior Unsecured Convertible Notes,” to the accompanying consolidated financial statements.

Selling, general and administrative expenses. SG&A expenses were $37.7 million for the year ended December 31, 2015 compared to $31.3 million for the same period in 2014. This was primarily a result of an increase in legal expense of $7.1 million, an increase in professional fees of $1.9 million, and a $188,000 increase in other SG&A expenses. These increases were offset by a reduction in personnel costs of $2.4 million and a $392,000 decrease in insurance costs.

Legal expenses for the year ended December 31, 2015 were $20.7 million compared to $13.6 million for the year ended December 31, 2014. Of the legal expense, approximately $17.0 million is associated with the USAO Investigation, IRS Investigation and related matters for the year ended December 31, 2015, compared to $5.0 million for the year ended December 31, 2014. These expenses were significantly impacted by a $6.5 million payment relating to the Company's indemnification obligations for the conclusion of the USAO Investigation at December 31, 2015.

See Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements.
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
Our net loss for the year ended December 31, 2014 included income tax expense of approximately $3.7 million, which resulted from the adoption of ASU No. 2013-11. See Note 18 “Income Taxes,” to the accompanying consolidated financial statements.
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
During the year ended December 31, 2014, seven life insurance policies with face amounts totaling $25.5 million matured compared to four policies with face amount of $14.1 million for the same period in 2013. The net gain on these maturities was $16.4 million and $9.2 million for 2014 and 2013, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the years ended December 31, 2014 and 2013. Proceeds from maturities totaling $23.6 million were received during the year ended December 31, 2014, which includes $21.5 million associated with maturities occurring in 2014 and $2.1 million that was accounted for as a receivable as of December 31, 2013. All seven maturities for 2014 occurred on policies that served as collateral under the White Eagle Revolving Credit Facility and amounts totaling $23.6 million were utilized to repay borrowings under the facility. The Company also recorded a $4.0 million receivable for maturity of life settlements at December 31, 2014.
As of December 31, 2014, the Company owned 607 policies with an estimated fair value of $388.9 million compared to 612 policies with a fair value of $303.0 million at December 31, 2013, an increase of $85.9 million or 28%. Of the 607 policies, 450 policies were pledged to the White Eagle Revolving Credit Facility. During the year ended December 31, 2013, the Company acquired 432 life insurance policies, 16 of which were a result of certain of the Company’s borrowers defaulting on premium finance loans and relinquishing the underlying policies to the Company. Of the remaining 416 policies, 323 policies were previously considered contingent assets held off balance sheet and known as life settlements with subrogation rights, net with the remaining 93 acquired through the Company’s acquisition of CTL Holdings, LLC. As of December 31, 2014, the aggregate death benefit of the Company’s investment in life settlements was $2.9 billion.
Of these 607 policies owned as of December 31, 2014, 553 were premium financed and are valued using discount rates that range from 16.05% – 25.80%. The remaining 54 policies are valued using discount rates that range from 14.80% – 20.80%. See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.
Loss on life settlements, net. Loss on life settlements, net was approximately $426,000 for the year ended December 31, 2014 compared to a loss of $2.0 million as of December 31, 2013 a reduction of $1.6 million. During the year ended December 31, 2014, 14 policies were sold resulting in a loss of approximately $426,000 on net proceeds of $4.0 million. During the year ended December 31, 2013, the Company sold eight policies that resulted in a loss of approximately $922,000 on net proceeds of $5.8 million.

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
Expenses
Interest expense. Interest expense increased to $16.2 million during the year ended December 31, 2014, compared to $13.7 during the same period in 2013, an increase of $2.6 million, as the principal on the Company’s outstanding debt increased by $123.2 to $256.4 million as of December 31, 2014. Outstanding debt includes $160.7 million of outstanding principal on the White Eagle Revolving Credit Facility, $70.7 million of Convertible Notes and $25.0 million of Secured Notes.
Of the interest expense of $16.2 million, approximately $8.0 million represents interest paid on the White Eagle Revolving Credit Facility. Interest expense on the Convertible Notes totaled $7.5 million including $5.2 million, $2.0 million and $332,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded $694,000 of interest expense on the Secured Notes, including $592,000, $36,000, and $66,000 from interest, amortizing debt discounts and issuance costs, respectively, during the year ended December 31, 2014. Of the interest expense of $13.7 million for 2013, $2.8 million represents interest paid and approximately $10.3 million represents loan origination cost incurred under the White Eagle Revolving Credit Facility, which was not capitalized as a result of electing the fair value option for valuing the White Eagle Revolving Credit Facility. The Company borrowed $45.0 million under a bridge facility in March 2013 and fully prepaid this facility in the subsequent year ended June 30, 2013. Interest expense of $550,000 is associated with this facility for the year ended December 31, 2013. See Note 8, “White Eagle Revolving Credit Facility,” Note 10, “8.50% Senior Unsecured Convertible Notes,” and Note 11, “12.857% Senior Secured Notes,” to the accompanying consolidated financial statements.
Change in fair value of the White Eagle Revolving Credit Facility. Change in fair value of the debt under the White Eagle Revolving Credit Facility was a gain of approximately $5.5 million for the year ended December 31, 2014 compared to a gain of approximately $9.4 million for the year ended December 31, 2013. This change is associated with the lengthening of life expectancy estimates for the policies pledged under the White Eagle Revolving Credit Facility offset by a reduction in the discount rate. The White Eagle Revolving Credit Facility is valued at December 31, 2014 using a discount rate of 23.89%. See Note 12, “Fair Value Measurements,” to the accompanying consolidated financial statements.
Loss on extinguishment of Bridge Facility. Loss on extinguishment of a bridge facility was approximately $4.0 million for the year ended December 31, 2013. This amount is related to a bridge facility issued during the year ended March 31, 2013 that was fully repaid during the year ended December 31, 2013. The bridge facility had a face value of $45.0 million, with a funding discount of $3.6 million and deferred financing cost of approximately $400,000. All amounts were expensed during the year ended December 31, 2013 as a result of repayment of the facility.
Change in fair value of conversion derivative liability. Change in fair value of conversion derivative liability embedded in the Convertible Notes was a loss of approximately $6.8 million for the year ended December 31, 2014 compared to zero for the year ended December 31, 2013. ASC 815, Derivatives and Hedging, required the Company to bifurcate the embedded conversion option that was valued on February 21, 2014 and June 5, 2014, which resulted in a fair value loss of approximately $6.8 million for the year ended December 31, 2014. During the year ended December 31, 2014, the conversion derivative liability was reclassified to additional-paid-in-capital, accordingly there will be no further adjustment to the fair value of this derivative liability reflected in the Company’s financial statements. See Note 10, “8.50% Senior Unsecured Convertible Notes,” to the accompanying consolidated financial statements.
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

Legal expenses for the year ended December 31, 2014 were $13.6 million compared to $11.7 million for 2013. Of the legal expense, approximately $5.0 million is mainly associated with the USAO Investigation for 2015, compared to $4.5 million for the year ended December 31, 2013. Legal expense also includes approximately $2.3 million associated with the warrants for the class action litigation for the year ended December 31, 2013. See Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Results of Discontinued Operations

2015 Compared to 2014

Net loss from our discontinued structured settlement operations for the year ended December 31, 2015 was $644,400 as compared to a net loss of $369,000 for the year ended December 31, 2014. Total income from our discontinued structured settlement operations was $81,300 for the year ended December 31, 2015 compared to $192,000 for 2014.

During the year ended December 31, 2015, our discontinued structured settlement operations sold 43 structured settlements for a loss of approximately $31,700 and received proceeds of approximately $920,000, compared to 8 structured settlements for a gain of $18,000 during the year ended December 31, 2014.

Unrealized change in fair value of structured settlements receivable was $20,000 and $32,000 for the years ended December 31, 2015 and 2014, respectively.

Total expenses from our discontinued structured settlement operations were $725,700 for the year ended December 31, 2015 compared to $793,000 incurred during the same period in 2014. This decrease was attributable to a $42,000 decrease in legal fees.
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

At December 31, 2015, we had approximately $20.3 million of cash and cash equivalents; of this amount, approximately $12.9 million was available to pay premiums on the 39 unencumbered policies and other overhead expenses, with approximately $7.4 million restricted to the Revolving Credit Facilities. We expect to meet our liquidity needs for the foreseeable future primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the Revolving Credit Facilities, strategic capital market raises, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the year ended December 31, 2015, we paid $64.9 million in premiums to maintain our policies in force. Of this amount, $47.0 million was paid by White Eagle through its borrowings and $6.5 million was paid by Red Falcon through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facilities has been mitigated, any distributions from available proceeds under the Revolving Credit Facilities will vary based on the respective then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facilities will be distributed to the Company. Additionally, White Eagle and Red Falcon may not borrow under their respective facilities to pay interest and the Red Falcon Credit Facility requires mandatory amortization of the debt under the facility of 8% per annum. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will put further stress on our available cash. As we continue to acquire additional life settlement assets, we expect our premium obligations to increase. Assuming no policy maturities, as of December 31, 2015, we expect to pay 4.2 million in premiums during 2016 on the 39 policies that have not been pledged under the Revolving Credit Facilities; however, any future cost of insurance increases may cause our projected premium payments to significantly increase and adversely affect the loan to value ratios under the Revolving Credit Facilities. Additionally, at December 31, 2015, $70.7 million in aggregate principal amount of Convertible Notes was outstanding, which accrued interest at 8.50%. Interest on the Convertible Notes is due semi-annually.

As of December 31, 2015, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $57.7 million, including $17.3 million and $5.7 million incurred during the years ended December 31, 2015 and 2014, respectively. Of the $57.7 million, approximately $56.6 million was related to expenses incurred in connection with the USAO Investigation. We do not expect to incur material expense related to the USAO matter in the future. However, we may continue to incur significant expense on the SEC Investigation and IRS Investigation in future periods, in addition to expenses for general litigation and judicial proceedings over the next year, and possibly beyond. These amounts, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

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

Financing Arrangements Summary
Red Falcon Revolving Credit Facility
Effective July 16, 2015, Red Falcon, as borrower, entered into a $110.0 million 7-year credit facility that provides for five years of revolving credit borrowing with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent.
Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which among other items is capped at 60% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At December 31, 2015, $54.6 million was undrawn and $1.7 million was available to borrow under the Red Falcon Revolving Credit Facility. For a description of the facility see Note 9, “Red Falcon Revolving Credit Facility,” of the notes to Consolidated Financial Statements.
At December 31, 2015, the fair value of the debt under the Red Falcon Revolving Credit Facility $55.7 million. As of December 31, 2015, the borrowing base was approximately $57.1 million, including $55.4 million in outstanding principal. Outstanding interest at 5.5% per annum and required amortization at 8% per annum on the greater of the then outstanding balance of the loan or the initial advance are due monthly. During the year ended December 31, 2015, required amortization paid was $4.4 million, which included $916,600 paid directly by Red Falcon and $3.5 million from policy proceeds. Interest totaling $1.6 million was paid during 2015 which included $502,700 paid directly by Red Falcon and $1.1 million from policy proceeds.

White Eagle Revolving Credit Facility

As amended on November 9, 2015, White Eagle is the borrower under a $250.0 million revolving credit facility, with Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At December 31, 2015, $78.0 million was undrawn and $383,200 was available to borrow under the White Eagle Revolving Credit Facility. For a description of the facility see Note 8, “White Eagle Revolving Credit Facility,” of the notes to Consolidated Financial Statements.

At December 31, 2015, the fair value of the debt under the White Eagle Revolving Credit Facility was $169.1 million. As of December 31, 2015, the borrowing base was approximately $172.4 million including $172.0 million in outstanding principal. There are no scheduled repayments of principal. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall described in Note 8, “White Eagle Revolving Credit Facility,” of the notes to Consolidated Financial Statements.

8.50% Senior Unsecured Convertible Notes

At December 31, 2015, there was $70.7 million in aggregate principal amount of the Company’s 8.50% senior unsecured convertible notes due 2019 outstanding. For a description of the Convertible Notes see Note 10, “8.50% Senior Unsecured Convertible Notes,” of the notes to Consolidated Financial Statements.

Cash Flows
The following table summarizes our cash flows, which includes both continuing and discontinued operations, from operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(54,348)	$(32,899)	$(24,431)
Investing activities	(40,954)	(46,017)	(29,044)
Financing activities	60,726	111,134	69,173
(Decrease)/increase in cash and cash equivalents	$(34,576)	$32,218	$15,698

Operating Activities

During the year ended December 31, 2015, operating activities used cash of $54.3 million. Our net loss of $31.0 million was adjusted for the following: Revolving Credit Facilities financing costs and fees of $7.5 million, which represent interest expense and other fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $46.7 million that is mainly attributable to the maturities of 17 policies; change in fair value of Revolving Credit Facilities loss of $12.2 million mainly attributable to a reduction in the discount rate along with projected earlier repayments due to maturities. These were offset by increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and cost of insurance increase. Red Falcon Revolving Credit Facility origination cost was $3.3 million relating to the debt issuance cost which was not capitalized as a result of electing the fair value option for valuing this debt. Extinguishment of Secured Notes was $8.8 million, which represents redemption at 106% of their principal amount plus interest; deferred income tax benefit of $8.7 million and a net negative change in the components of operating assets and liabilities of $3.9 million. This $3.9 million change in operating assets and liabilities is partially attributable to a $3.1 million decrease in accounts payable and accrued expenses, a $860,000 decrease in other liabilities, and a $654,000 increase in deposits. These were offset by a $1.1 million decrease in structured settlement receivables associated with the sale during the year.

During the year ended December 31, 2014, operating activities used cash of $32.9 million. Our net loss of $5.5 million was adjusted for the following: White Eagle Revolving Credit Facility financing costs and fees of $6.7 million, which represent interest expense and other fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $44.1 million that was mainly attributable to the maturities of seven policies; change in fair value of the White Eagle Revolving Credit Facility gain of $5.5 million that resulted from increased borrowings and an increase in the discount rate used to value the facility. These were offset by projected early repayment of the White Eagle Revolving Credit Facility given earlier than projected maturities; change in fair value of conversion derivative liability loss of $6.8 million resulted from an increase in the fair value of the embedded derivative included in the Convertible Notes, deferred income tax benefit of $107,000, and a net positive change in the components of operating assets and liabilities of $5.1 million. This $5.1 million change in operating assets and liabilities is partially attributable to a $14.2 million decrease in other liabilities, offset by a $13.5 million decrease in restricted cash, both associated with the settlement of the class action and derivative litigation. This reduction was offset by a $3.2 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $41.0 million and includes proceeds of $53.5 million from maturity of 17 life settlements and $2.2 million from sale of one life settlement. These were offset by $64.9 million for premiums paid on life settlements, $29.1 million for purchases of life settlements and a $2.5 million for purchase of certificate of deposit.

Net cash used in investing activities for the year ended December 31, 2014 was $46.0 million and includes $4.0 million from sale of life settlements that were associated with the sale of 14 policies during the period and proceeds of $23.6 million from maturity of seven life settlements. This was offset by $55.5 million for premiums paid on life settlements and $16.3 million for purchase of life settlements.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $60.7 million and includes $38.3 million of net proceeds from the rights offering completed in the second quarter of 2015, $23.8 million of net proceeds from the Secured Notes, $47.1 million of borrowings from the White Eagle Revolving Credit Facility and $5.7 million of borrowings from the Red Falcon Revolving Credit Facility. These were offset by $43.2 million in repayment of borrowings under the White Eagle Revolving Credit Facility, $4.4 million in repayment of borrowings under the Red Falcon Revolving Credit Facility, $3.6 million for the extinguishment of the Secured Notes and $2.5 million for purchase of treasury stock.

Net cash provided by financing activities for the year ended December 31, 2014 was $111.1 million and includes $67.9 million in net proceeds from the Convertible Notes and $50.5 million of borrowings from the White Eagle Revolving Credit Facility. These were offset by $29.8 million in repayment of borrowings under the White Eagle Revolving Credit Facility.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$1,174	$234	$489	$451	$—
Finance lease obligation	$63	$38	$25	$—	$—
White Eagle Revolving Credit Facility (1)	$172,050	$—	$—	$—	$172,050
Red Falcon Revolving Credit Facility (2)	$55,388	$4,320	$8,640	$8,640	$33,788
Interest payable (3)	$4,384	$4,384	$—	$—	$—
Senior unsecured convertible notes	$70,743	$—	$—	$70,743	$—
	$303,802	$8,976	$9,154	$79,834	$205,838

(1)	Please see Note 8, “White Eagle Revolving Credit Facility,” to our consolidated financial statements.

(2)
Required amortization is the greater of outstanding principal or amount drawn at origination due monthly, amount included is estimated based on amount drawn at origination. Please see Note 9, “Red Falcon Revolving Credit Facility,” to our consolidated financial statements.

(3)	Includes $2.1 million related to outstanding interest due for the Revolving Credit Facilities.
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

Off-Balance Sheet Arrangements
At December 31, 2015, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of December 31, 2015, we did not hold material amount of financial instruments for trading purposes.
Credit Risk
Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Historically, we managed our credit risk related to these life insurance policy issuers by generally only funding premium finance loans for policies issued by companies that had a credit rating of at least “A” by Standard & Poor’s, at least “A2” by Moody’s, at least “A” by A.M. Best Company or at least “A-” by Fitch. At December 31, 2015, we had no outstanding loans. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of December 31, 2015:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	22.5%	19.7%	A1	AA-
Transamerica Life Insurance Company	20.2%	20.6%	A1	AA-
Interest Rate Risk
At December 31, 2015, fluctuations in interest rates did not impact interest expense in the life finance business. Both Revolving Credit Facilities accrue interest at LIBOR plus an applicable margin. LIBOR under the White Eagle Revolving Credit Facility is subject to a floor of 1.5% and LIBOR under the Red Falcon Revolving Credit Facility is subject to a floor of 1.0%; the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the floors provided in the Revolving Credit Facilities, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facilities. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact of interest expense for fiscal year 2015.
We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of December 31, 2015, we owned life settlements with a fair value of $461.9 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle and Red Falcon under the applicable Revolving Credit Facilities. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page F-2 is incorporated herein by reference.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Grant Thornton LLP, an independent registered certified public accounting firm, as stated in their attestation report, which appears on page F-3 and is incorporated herein by reference.
Item 9B. Other Information

Entry into a Material Definitive Agreement.

On March 11, 2016, we entered into an indenture with Wilmington Trust, National Association, and in connection therewith issued approximately $21.2 million in aggregate principal amount of 15.0% senior secured notes due 2018. Please see Note 19, “Subsequent Events,” of the notes to Consolidated Financial Statements, which is incorporated herein by reference. The forgoing summary does not purport to be complete and is qualified in its entirety by the form of note purchase agreement and the indenture for the notes, which are filed as an Exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth above under “Entry into a Material Definitive Agreement” is incorporated herein by reference.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(b)

On March 9, 2016, Richard Dayan, a director of the Company and member of the Audit Committee of the board of directors, informed the Corporate Governance & Nominating Committee of the board of directors of his decision to not stand for re-election at the Company's upcoming annual meeting of shareholders. Mr. Dayan's decision not to stand for re-election was not due to any disagreement with the Company.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after December 31, 2015.
All of the Company’s directors, officers and employees must act in accordance with our Code of Ethics. A copy of the Code of Ethics is available on the Company’s website at www.emergentcapital.com in the “Investor Relations” section, under the Corporate Governance tab. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding disclosure of an amendment to, or waiver from, a provision of this Code of Ethics with respect to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on the Company’s website discussed above, unless a Form 8-K is otherwise required by law or applicable listing rules.
Item 11. Executive Compensation
The information regarding executive compensation is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to the Proxy Statement to be filed within 120 days after December 31, 2015.
Shown below is certain information as of December 31, 2015 regarding equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in other column)
Equity compensation plans approved by security holders	774,394	$8.50	$1,808,735
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	774,394	$8.50	$1,808,735
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2015.
Item 14. Principal Accountant Fees and Services
The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2015.

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
Date: March 14, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTONY MITCHELL	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
Antony Mitchell

/S/ RICHARD O’CONNELL, JR.	Chief Financial Officer and Chief Credit Officer (Principal Financial and Accounting Officer)	March 14, 2016
Richard O’Connell, Jr.

/S/ JAMES CHADWICK	Director	March 14, 2016
James Chadwick

/S/ MICHAEL A. CROW	Director	March 14, 2016
Michael A. Crow

/S/ ANDREW DAKOS	Director	March 14, 2016
Andrew Dakos

/S/ RICHARD DAYAN	Director	March 14, 2016
Richard Dayan

/S/ PHILLIP GOLDSTEIN	Chairman of the Board of Directors	March 14, 2016
Phillip Goldstein

/S/ GERALD HELLERMAN	Director	March 14, 2016
Gerald Hellerman

/S/ GILBERT NATHAN	Director	March 14, 2016
Gilbert Nathan

INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 of Emergent Capital, Inc.

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
Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
Board of Directors and Stockholders
Emergent Capital, Inc.

We have audited the internal control over financial reporting of Emergent Capital, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 14, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
Board of Directors and Stockholders
Emergent Capital, Inc.
We have audited the accompanying consolidated balance sheets of Emergent Capital, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Capital, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida
March 14, 2016

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS
December 31,

	2015	2014
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$12,946	$51,166
Cash and cash equivalents (VIE Note 3)	7,395	3,751
Certificate of deposit	2,501	—
Prepaid expenses and other assets	1,017	1,502
Deposits - other	1,347	1,340
Deposits on purchases of life settlements	—	1,630
Structured settlement receivables, at estimated fair value	—	384
Structured settlement receivables at cost, net	—	597
Life settlements, at estimated fair value	11,946	82,575
Life settlements, at estimated fair value (VIE Note 3)	449,979	306,311
Receivable for maturity of life settlements (VIE Note 3)	18,223	4,000
Fixed assets, net	322	355
Investment in affiliates	2,384	2,384
Deferred debt costs, net	1,797	3,936
Total assets	$509,857	$459,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,051	$6,140
Accounts payable and accrued expenses (VIE Note 3)	419	423
Other liabilities	360	1,256
Interest payable - Convertible Notes (Note 10)	2,272	2,272
Convertible Notes, net of discount (Note 10)	58,609	55,881
Interest payable - Secured Notes (Note 11)	—	261
Secured Notes, net of discount (Note 11)	—	24,036
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 3)	169,131	145,831
Red Falcon Revolving Credit Facility, at estimated fair value (VIE Note 3)	55,658	—
Deferred tax liability	—	8,728
Total liabilities	289,500	244,828
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized; 28,130,508 and 21,402,990 issued and outstanding as of December 31, 2015 and 2014, respectively)	281	214
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of December 31, 2015 and 2014)	—	—
Treasury stock (608,000 and 0 shares as of December 31, 2015 and 2014, respectively)	(2,534)	—
Additional paid-in-capital	305,450	266,705
Accumulated deficit	(82,840)	(51,816)
Total stockholders’ equity	220,357	215,103
Total liabilities and stockholders’ equity	$509,857	$459,931
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2015	2014	2013
	(in thousands, except share and per share data)
Income
Interest income	22	29	28
Interest and dividends on investment securities available for sale	—	—	14
Loss on life settlements, net	(41)	(426)	(1,990)
Change in fair value of life settlements (Notes 7 & 12)	46,717	44,128	88,686
Servicing fee income	—	—	310
Other income	193	85	2,030
Total income	46,891	43,816	89,078
Expenses
Interest expense	27,286	16,245	13,657
Change in fair value of Revolving Credit Facilities (Notes 8, 9 & 12)	12,197	(5,472)	(9,373)
Loss on extinguishment of Secured Notes	8,782	—	—
Loss on extinguishment of Bridge Facility	—	—	3,991
Change in fair value of conversion derivative liability (Notes 10 & 12)	—	6,759	—
Gain on loan payoffs and settlements, net	—	—	(65)
Amortization of deferred costs	—	—	7
Personnel costs	6,384	8,763	8,177
Legal fees	20,739	13,620	11,701
Professional fees	7,133	5,254	5,281
Insurance	1,275	1,667	1,953
Other selling, general and administrative expenses	2,194	2,006	1,887
Total expenses	85,990	48,842	37,216
(Loss) income from continuing operations before income taxes	(39,099)	(5,026)	51,862
(Benefit) provision for income taxes	(8,719)	125	39
Net (loss) income from continuing operations	$(30,380)	$(5,151)	$51,823
Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	(644)	(601)	2,198
Gain on disposal of discontinued operations, net of income taxes	—	—	11,311
Benefit for income taxes	—	232	—
Net (loss) income from discontinued operations	(644)	(369)	13,509
Net (loss) income	$(31,024)	$(5,520)	$65,332
(Loss) earnings per share:
Basic (loss) earnings per common share
Continuing operations	$(1.22)	$(0.24)	$2.44
Discontinued operations	$(0.03)	$(0.02)	$0.64
Net (loss) income	$(1.25)	$(0.26)	$3.08
Diluted (loss) earnings per common share
Continuing operations	$(1.22)	$(0.24)	$2.44
Discontinued operations	$(0.03)	$(0.02)	$0.64
Net (loss) income	$(1.25)	$(0.26)	$3.08
Weighted average shares outstanding:
Basic	24,851,178	21,354,567	21,216,487
Diluted	24,851,178	21,354,567	21,218,938

The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31,

	2015	2014	2013
	(In thousands)
Net (loss) income	$(31,024)	$(5,520)	$65,332
Other comprehensive income (loss), net of tax:

Reclassification adjustment for gains included in net income	—	—	3
Comprehensive (loss) income	$(31,024)	$(5,520)	$65,335
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2013	21,206,121	$212	—	$—	238,064	$(111,628)	$(3)	$126,645
Comprehensive income	—	—	—	—	—	65,332	3	65,335
Stock-based compensation	—	—	—	—	1,316	—	—	1,316
Restricted stock issued	17,286	—	—	—	69	—	—	69
Issuance of common stock	13,759				57			57
Balance, December 31, 2013	21,237,166	$212	—	$—	239,506	$(46,296)	—	$193,422
Comprehensive loss	—	—	—	—	—	(5,520)	—	(5,520)
Stock-based compensation	41,060	1	—	—	955	—	—	956
Issuance of common stock	125,628	1	—	—	499	—	—	500
Retirement of common stock	(864)	—	—	—	—	—	—	—
Reclassification of derivative liability, net of tax	—	—	—	—	14,069	—	—	14,069
Issuance of warrants	—	—	—	—	5,381	—	—	5,381
Pre-conversion tax adjustment	—	—	—	—	6,295	—	—	6,295
Balance, December 31, 2014	21,402,990	$214	—	$—	266,705	$(51,816)	$—	215,103
Comprehensive loss	—	—	—	—	—	(31,024)	—	(31,024)
Stock-based compensation	41,259	—	—	—	490	—	—	490
Purchase of treasury stock, net of costs		—	608,000	(2,534)	—	—	—	(2,534)
Common stock issued for rights offering, net of costs	6,688,433	67	—	—	38,267	—	—	38,334
Retirement of common stock	(2,174)	—	—	—	(12)	—	—	(12)
Balance, December 31, 2015	28,130,508	$281	608,000	$(2,534)	$305,450	$(82,840)	$—	$220,357
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(31,024)	$(5,520)	$65,332
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	113	88	183
Red Falcon Revolving Credit Facility origination cost	3,329	—	—
White Eagle Revolving Credit Facility origination cost	—	—	10,340
Revolving Credit Facilities financing cost and fees	7,493	6,716	2,028
Amortization of premiums and accretion of discounts on available for sale securities sale securities	—	—	21
Amortization of discount and deferred cost for Convertible Notes	3,132	2,371	—
Amortization of discount and deferred costs for Secured Notes	541	102	—
Stock-based compensation	490	956	1,442
(Gain) loss on loan payoffs and settlements, net	—	—	(65)
Change in fair value of life settlements	(46,717)	(44,128)	(88,686)
Unrealized change in fair value of structured settlements	(20)	(32)	(1,230)
Change in fair value of Revolving Credit Facilities	12,197	(5,472)	(9,373)
Loss on life settlements	41	426	1,990
Interest income	(87)	(136)	(258)
Amortization of deferred costs	—	—	7
Extinguishment of Secured Notes	8,782	—	—
Extinguishment of Bridge Facility	—	—	3,991
Gain on sale and prepayment of investment securities available for sale	—	—	(22)
Net gain from business dispositions	—	—	(11,311)
Change in value of warrants to be issued	—	—	2,299
Change in fair value of conversion derivative liability	—	6,759	—
Deferred income tax	(8,729)	(107)	39
Change in assets and liabilities:	—	—	—
Restricted cash	—	13,506	(13,506)
Deposits—other	(654)	257	1,258
Investment in affiliates	—	(6)	(165)
Structured settlement receivables	1,065	614	3,124
Prepaid expenses and other assets	(74)	(153)	12,848
Deferred costs	—	(739)	—
Accounts payable and accrued expenses	(3,105)	3,244	(2,938)
Other liabilities	(860)	(14,178)	(1,874)
Interest receivable	—	—	95
Interest payable- Convertible Notes	—	2,533	—
Interest payable- Secured Notes	(261)	—	—
Net cash used in operating activities	(54,348)	(32,899)	(24,431)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(69)	(256)	(15)
Capital lease asset	—	(8)	—
Certificate of deposit	(2,501)	—	—
Proceeds from sale and prepayments of investment securities available for sale	—	—	12,111
Premiums paid on life settlements	(64,923)	(55,458)	(65,121)
Purchases of life settlements	(29,065)	(16,296)	(7,000)
Proceeds from sale of life settlements, net	2,150	4,031	5,780
Proceeds from maturity of life settlements	53,454	23,600	12,039
Proceeds from surrender of life settlement	—	—	1,049
Proceeds from loan payoffs and lender protection insurance claims received in advance	—	—	691
Deposit on purchase of life settlement	—	(1,630)	—
Net proceeds associated with business disposition	—	—	11,422
Net cash used in investing activities	(40,954)	(46,017)	(29,044)
Cash flows from financing activities
Revolving Credit and Bridge Facility origination cost	—	—	(6,731)
Repayment of borrowings under White Eagle Revolving Credit Facility	(43,241)	(29,777)	—
Repayment of borrowings under Red Falcon Revolving Credit Facility	(4,378)	—	—
Restricted cash	—	—	1,162
Repayment of borrowings under Bridge Facility	—	—	(45,000)
Borrowings from White Eagle Revolving Credit Facility	47,146	50,518	78,342
Borrowings from Red Falcon Revolving Credit Facility	5,741	—	—
Borrowings from Bridge Facility	—	—	41,400
Proceeds from Convertible Notes, net	—	67,893	—
Proceeds from rights offering, net	38,334	—	—
Proceeds from Secured Notes, net	23,750	22,500	—
Purchase of treasury shares	(2,534)	—	—
Payment under finance lease obligations	(34)	—	—
Extinguishment of Secured Notes	(3,570)	—	—
Red Falcon Revolving Credit Facility origination costs	(483)	—	—
Secured Notes deferred cost	(5)	—	—
Net cash provided by financing activities	60,726	111,134	69,173
Net (decrease)/increase in cash and cash equivalents	(34,576)	32,218	15,698
Cash and cash equivalents, at beginning of the year	54,917	22,699	7,001
Cash and cash equivalents, at end of the year	$20,341	$54,917	$22,699
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$13,802	$5,414	$1,270
Supplemental disclosures of non-cash investing activities:
Life settlements acquired in foreclosure	$—	$—	$3,168
Supplemental disclosures of non-cash financing activities:
Purchase of policies through release of subrogation claim paid by lender	$—	$—	$48,500
White Eagle Revolving Credit Facility origination costs paid to lender	$—	$—	$4,000
Interest payment and fees withheld from borrowings by lender	$7,493	$6,716	$2,378
Reclassification of derivative liability, net of tax	$—	$14,069	$—
Issuance of warrants and common stock in connection with settlement of class action litigation	$—	$5,881	$—
Pre-conversion tax adjustment	$—	$6,295	$—
Red Falcon Revolving Credit Facility origination cost paid to lender	$2,200	$—	$—
Repayment of Secured Notes by lender of Red Falcon Revolving Credit Facility	$51,800	$—	$—
Borrowings under Red Falcon Revolving Credit Facility	$54,000	$—	$—
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 632 life insurance policies, also referred to as life settlements, with a fair value of $461.9 million and an aggregate death benefit of approximately $3.0 billion at December 31, 2015. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 437 of these policies, with an aggregate death benefit of approximately $2.2 billion and a fair value of $331.3 million at December 31, 2015 are pledged under a $250.0 million, revolving credit agreement (the “White Eagle Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”). Additionally, 156 policies, with an aggregate death benefit of approximately $603.9 million and a fair value of $118.6 million at December 31, 2015 were pledged as collateral under a $110.0 million, revolving credit agreement (the “Red Falcon Revolving Credit Facility” and, together with the White Eagle Revolving Credit Facility, the “Revolving Credit Facilities”) entered into by Red Falcon Trust (“Red Falcon”), a Delaware statutory trust formed by a wholly-owned Irish subsidiary of the Company. At December 31, 2015, 39 policies owned by the Company, with an aggregate death benefit of approximately $185.6 million and a fair value of $11.9 million were not pledged as collateral under either of the Revolving Credit Facilities.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facilities. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 437 policies, with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $331.3 million and Red Falcon is the owner of 156 policies with an aggregate death benefit of approximately $603.9 million and an estimated fair value of approximately $118.6 million, in each case, at December 31, 2015.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business for $12.0 million. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations for each of the three years in the period ended December 31, 2015, and the related notes to the consolidated financial statements have been retrospectively revised to reflect the classification of our structured settlement business operating results, net of tax, as discontinued operations. See Note 6, “Discontinued Operations,” for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

Ownership of Life Insurance Policies
In the ordinary course of our legacy premium finance business, a large portion of our borrowers defaulted by not paying off their loans and relinquished ownership of their life insurance policies to us in exchange for our release of the obligation to pay amounts due. We also buy life insurance policies in the secondary and tertiary markets. We account for life insurance policies that we own as life settlements (life insurance policies) in accordance with ASC 325-30, Investments in Insurance Contracts, which requires us to either elect the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these life insurance policies as investments using the fair value method.
We initially record life settlements at the transaction price. For policies acquired upon relinquishment by our borrowers, we determined the transaction price based on fair value of the acquired policies at the date of relinquishment. The difference between the net carrying value of the loan and the transaction price is recorded as a gain (loss) on loan payoffs and settlement. For policies acquired for cash, the transaction price is the amount paid.
Valuation of Insurance Policies
Our valuation of insurance policies is a critical component of our estimate of the fair value of our life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the Company’s estimate of the life expectancy of the insured and the discount rate. See Note 12, “Fair Value Measurements.”
Fair Value Measurement Guidance
We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, structured settlements and debt under the Revolving Credit Facilities are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 12, “Fair Value Measurements.”
Fair Value Option
We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 7, “Life Settlements (Life Insurance Policies)” and Note 12, “Fair Value Measurements.”

We have elected to account for the debt under the Revolving Credit Facilities, which includes the interests in policy proceeds to the lender, using the fair value method. The fair value of the debt is the estimated amount that would have to be paid to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the applicable credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of assumptions and/or estimation methodologies could have a material effect on estimated fair values.

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
Income Recognition from Continuing Operations
Our primary sources of income from continuing operations are in the form of changes in fair value and gains on life settlements, net. Our income recognition policies for this source of income is as follows:

•
Changes in Fair Value of Life Settlements—When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities upon receipt of a death notice or verified obituary of the insured. This income is the difference between the death benefit and fair value of the policy at the time of maturity.

•
Gain/ (Loss) on Life Settlements, Net—The Company recognizes gains from the sale of life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid instruments purchased with an original maturity of three months or less. The Company maintains the majority of its cash in several operating accounts with two commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time, the Company’s balances may exceed the FDIC insurable amount at its banks.

Certificate of Deposit

The Company maintains a portion of its operating funds in a certificate of deposit. At December 31, 2015, the carrying amount of the certificate of deposit is $2.5 million, which approximates fair value. The certificate of deposit matures on September 22, 2016, and bears interest at a rate of 0.2%.

Deferred Debt Costs
Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are amortized over the life of the related debt instrument using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company’s Convertible Notes and 12.875% Secured Notes that were issued by the Company during 2014 and repaid during 2015 (the “Secured Notes”). The Company did not recognize any deferred costs on its Revolving Credit Facilities given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facilities.

Treasury Stock
The Company accounts for its treasury stock using the treasury stock method as set forth in ASC 505-30, Treasury Stock.  Under the treasury stock method, the total amount paid to acquire the stock is recorded and no gain or loss is recognized at the time of purchase. Gains and losses are recognized at the time the treasury stock is reinstated or retired and are recorded in additional paid in capital or retained earnings.  At December 31, 2015, the Company owned 608,000 shares of treasury stock.
Stock-Based Compensation
We have adopted ASC 718, Compensation—Stock Compensation. ASC 718 addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrants, with compensation expense measured using fair value and recorded over the requisite service or performance period of the award. The fair value of equity instruments awarded will be determined based on a valuation using an option pricing model that takes into account various assumptions that are subjective. Key assumptions used in the valuation will include the expected term of the equity award taking into account both the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award. Compensation expense associated with performance shares is only recognized to the extent that it is probable the performance measurement will be met.
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

Use of Estimates
The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the Revolving Credit Facilities, the valuation of equity awards and the valuation of the conversion derivative liability formerly embedded within the Company’s Convertible Notes.
Risks and Uncertainties
In the normal course of business, the Company encounters economic, legal and longevity risk. There are two main components of economic risk that could potentially impact the Company: market risk and concentration of credit risk. Market risk for the Company includes interest rate risk. Market risk also reflects the risk of declines in valuation of the Company’s life settlements, including declines caused by the selection of increased discount rates associated with the Company’s fair value model for life settlements. It is reasonably possible that future changes to estimates involved in valuing life settlements could change and result in material effects to the future financial statements. Concentration of credit risk includes the risk that an insurance carrier who has issued life insurance policies held by the Company in its portfolio, does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. Legal risk includes the risk that statutes define or courts interpret insurable interest in a manner adverse to the Company’s ownership rights in its portfolio of life insurance policies and the risk that courts allow insurance carriers to retain premiums paid by the Company in respect of insurance policies that have been successfully rescinded or contested. Longevity risk refers to the risk that the Company does not experience the mortalities of insureds in its portfolio of life insurance policies that are anticipated to occur on an actuarial basis in a timely manner, which would result in the Company expending additional amounts for the payment of premiums.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB and the International Accounting Standards Board (“IASB”) standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes,” which aligns the FASB and the IASB standard for financial statement presentation of deferred income taxes. To simplify the presentation of deferred income taxes, this standard requires that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.
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
The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s consolidated financial statements as of December 31, 2015 and 2014, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
December 31, 2015	$475,597	$225,208	$2,384	$2,384
December 31, 2014	$314,062	$146,254	$2,384	$2,384

As of December 31, 2015, 437 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $331.3 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the years ended December 31, 2015 and 2014.

As of December 31, 2015, 156 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $603.9 million and an estimated fair value of approximately $118.6 million were pledged as collateral under the Red Falcon Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated Red Falcon in its financial statements for the year ended December 31, 2015.

NOTE 4—EARNINGS PER SHARE
As of December 31, 2015, 2014 and 2013, there were 28,130,508, 21,402,990 and 21,237,166 issued and outstanding shares, respectively.
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
The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands except per share data).

	2015	2014	2013
	(1)	(2)	(3)
Loss per share:
Numerator:
Net (loss) income from continuing operations	$(30,380)	$(5,151)	$51,823
Net (loss) income from discontinued operations	(644)	(369)	13,509
Net (loss) income	$(31,024)	$(5,520)	$65,332
Basic (loss) income per common share:
Basic (loss) income per share from continuing operations	$(1.22)	$(0.24)	$2.44
Basic (loss) income per share from discontinued operations	$(0.03)	$(0.02)	0.64
Basic (loss) income per share available to common shareholders	$(1.25)	$(0.26)	$3.08
Diluted (loss) income per common share:
Diluted (loss) income per share from continuing operations	$(1.22)	$(0.24)	$2.44
Diluted (loss) income per share from discontinued operations	(0.03)	(0.02)	0.64
Diluted (loss) income per share available to common shareholders	$(1.25)	$(0.26)	$3.08
Denominator:
Basic	24,851,178	21,354,567	21,216,487
Add: Restricted stock	—	—	2,451
Diluted	24,851,178	21,354,567	21,218,938

(1)
The computation of diluted EPS did not include 774,394 options, 6,240,521 warrants, 41,259 shares of restricted stock, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 319,500 performance shares for the year ended December 31, 2015, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 807,949 options, 6,240,521 warrants, 41,060 shares of restricted stock, up to 10,464,941 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 performance shares for the year ended December 31, 2014, as the effect of their inclusion would have been anti-dilutive.

(3)
The computation of diluted EPS did not include 831,282 options and 4,240,521 warrants for the year ended December 31, 2013, as the effect of their inclusion would have been anti-dilutive. The computation of diluted EPS included 2,451 incremental shares of the 17,286 unvested restricted stock outstanding as of December 31, 2013.

NOTE 5—STOCK-BASED COMPENSATION
On May 28, 2015, the Company amended and restated its 2010 Omnibus Incentive Plan (the “Omnibus Plan”). Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides for an aggregate of 2,700,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan.
The Company recognized approximately $238,000 and $765,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the years ended December 31, 2015 and 2014, respectively. The Company incurred additional stock-based compensation expense of approximately $252,000 and $191,000 relating to restricted stock granted to its board of directors during the years ended December 31, 2015 and 2014, respectively. During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan at the Company’s 2015 annual meeting, which was obtained on May 28, 2015. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 –150% of the target performance shares. During the year ended December 31, 2015, 4,000 of the performance shares were forfeited. The Company evaluates on a quarterly basis whether it is probable that the Company’s financial performance conditions will be achieved. At December 31, 2015, the Company determined that it was not probable that the performance conditions would be achieved and as a result, no related expense was recognized for the year ended December 31, 2015. Once issued, the performance shares will be subject to a one year vesting period from the date of issuance.

Options
As of December 31, 2015, options to purchase 774,394 shares of common stock were outstanding and unexercised under the Omnibus Plan at a weighted average exercise price of $8.50 per share. The Company has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates.
The following table presents the activity of the Company’s outstanding stock options of common stock for the year ended December 31, 2015:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2015	807,949	$8.50	4.48	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(33,555)	8.50	—
Options expired	—	—	—
Options outstanding, December 31, 2015	774,394	$8.50	3.47	$—
Exercisable at December 31, 2015	774,394	8.50	3.47
Unvested at December 31, 2015	—	$—	—	$—
As of December 31, 2015, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.
During the years ended December 31, 2015 and 2014, the Company recognized expense of $238,000 and $765,000, respectively related to these options. There are no remaining unamortized amounts to be recognized on these options.
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
Under the Omnibus Plan, 41,060 shares of restricted stock granted to the Company's directors vested during the year ended December 31, 2015. The fair value of the vested restricted stock was valued at approximately $255,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $108,000 and $139,000 related to these 41,060 shares of restricted stock during the years ended December 31, 2015 and 2014 respectively.
During the year ended December 31, 2015, the Company granted 41,259 shares of restricted stock to its directors under the Omnibus Plan subject to a one year vesting schedule that commenced on the date of grant. The fair value of the unvested restricted stock was valued at $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $144,000 related to these 41,259 shares of restricted stock during the year ended December 31, 2015.
The following table presents the activity of the Company’s unvested restricted stock common shares for the year ended December 31, 2015:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2015	41,060
Granted	41,259
Vested	(41,060)
Forfeited	—
Outstanding December 31, 2015	41,259
The aggregate intrinsic value of these awards is $152,000 and the remaining weighted average life of these awards is 0.4 years as of December 31, 2015.
Performance Shares
During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of an amendment to the Omnibus Plan, which was obtained on May 28, 2015 at the Company’s 2015 annual meeting. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. During the year ended December 31, 2015, 4,000 of the performance shares were forfeited. At December 31, 2015, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the year ended December 31, 2015. If issued, the performance shares will be subject to a one year vesting period from the date of issuance.
The following table presents the activity of the Company’s performance share awards for the year ended December 31, 2015:

Performance Shares	Number of Shares
Outstanding January 1, 2014	323,500
Awarded	—
Vested	—
Forfeited	(4,000)
Outstanding December 31, 2015	319,500
Warrants
On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At December 31, 2015, all 4,240,521 warrants remained outstanding.

In connection with a settlement of class action litigation arising in connection with the investigation by the U.S. Attorney's Office for District of New Hampshire ("USAO") into the Company's now legacy premium finance business (the "USAO Investigation"), the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April of 2014. The estimated fair value as of the measurement date of such warrants was $5.4 million, which is included in stockholders’ equity. The warrants were distributed in October 2014 and have a five-year term from the date they are distributed to the class participants with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

NOTE 6—DISCONTINUED OPERATIONS

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

As a result of the sale of its structured settlements business, the Company reclassified its structured settlement business operating results as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.
Operating results related to the Company’s discontinued structured settlement business are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total income	$81	$192	$11,331
Total expenses	(725)	(793)	(9,133)
Income (loss) before income taxes	(644)	(601)	2,198
Income tax benefit	—	232	—
Income (loss) from discontinued operations, net of income taxes	$(644)	$(369)	$2,198
Gain on disposal of discontinued operations, net of income taxes	—	—	11,311
Net income (loss) from discontinued operations	$(644)	$(369)	$13,509
NOTE 7—LIFE SETTLEMENTS (LIFE INSURANCE POLICIES)

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
As of December 31, 2015 and 2014, the Company owned 632 and 607 policies, respectively, with an aggregate estimated fair value of life settlements of $461.9 million and $388.9 million, respectively.
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2015 was 9.9 years. The following table describes the Company’s life settlements as of December 31, 2015 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	12	28,873	42,988
2-3	17	47,272	84,497
3-4	18	24,450	58,154
4-5	31	42,304	124,720
Thereafter	554	319,026	2,668,993
Total	632	$461,925	$2,979,352
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
Estimated premiums to be paid for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2015, are as follows (in thousands):

2016	$68,927
2017	76,405
2018	79,192
2019	86,153
2020	90,138
Thereafter	1,032,771
$1,433,586
The amount of $1.43 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits, however, gives effect to premium reduction if there is a maturity. The estimated total future premium payments could increase or decrease significantly to the extent that actual mortalities of insureds differs from the estimated life expectancies.

NOTE 8—WHITE EAGLE REVOLVING CREDIT FACILITY

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the White Eagle Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the “Conversion”) and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the White Eagle Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. On November 9, 2015, the White Eagle Revolving Credit Facility was amended. As amended, the White Eagle Revolving Credit Facility may provide earlier participation in the portfolio cash flows if certain loan to value ("LTV") ratios are achieved as more fully described below under "Amortization & Distributions." Additionally, the maximum facility limit was reduced from $300.0 million to $250.0 million, and will generally be reduced annually by $25.0 million beginning on April 29, 2019. Additionally, the interest rate under the facility was increased by 50 basis points.

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment, as amended and restated, of up to $250.0 million, subject to borrowing base availability. 437 life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $331.3 million are pledged as collateral under the White Eagle Revolving Credit Facility at December 31, 2015. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At December 31, 2015, $78.0 million was undrawn and $383,200 was available to borrow under the White Eagle Revolving Credit Facility.

Amortization & Distributions. Proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. As amended, after premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then LTV ratio as follows: (1) if the LTV is equal to or greater than 50%, all remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV is less than 50% but greater than or equal to 25%, 65% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; or (3) if the LTV is less than 25%, 35% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance, in each case, with remaining proceeds ("Excess LTV Payments") directed to White Eagle for so long as the "Net Total Investment Percentage" exceeds 15% and there are at least 75 policies pledged under the White Eagle Revolving Credit Facility representing 75 distinct insureds with any such proceeds to White Eagle decreasing the $76.1 million preference amount (the "preference amount") that would have been distributed to White Eagle prior to the amendment upon the pay down of outstanding indebtedness. Following the satisfaction of the remaining preference payment, 50% of the remaining proceeds will generally be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. As of any calculation date, the "Net Total Investment Percentage" will be determined by dividing the difference between the preference amount and the aggregate Excess LTV Payments by the outstanding principal amount under the White Eagle Revolving Credit Facility. With respect to approximately 25% of the face amount of policies pledged as collateral under the White Eagle Revolving Credit Facility, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments with respect to amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle will instead be held in a designated account controlled by the lenders and may be applied to fund operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances in respect of newly pledged policies are at the discretion of the lenders and the use of proceeds from those advances are at the discretion of the lenders.

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00%, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at December 31, 2015 was 6.00% compared to 5.50% at December 31, 2014.

Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Total interest expense on the facility was $9.2 million, which includes $6.7 million withheld from borrowings by the lender and $2.5 million paid by White Eagle, for the year ended December 31, 2015.

Total interest expense on the facility for the year ended December 31, 2014 was $8.0 million, which includes $5.8 million withheld from borrowings by the lender and $2.2 million paid by White Eagle.

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

At December 31, 2015, the fair value of the outstanding debt was $169.1 million and the borrowing base was approximately $172.4 million, including $172.0 million in outstanding principal.

There are no scheduled repayments of principal prior to maturity. Payments are due upon receipt of death benefits and distributed pursuant to the waterfall as described above.
NOTE 9—RED FALCON REVOLVING CREDIT FACILITY

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
General & Security. The Red Falcon Revolving Credit Facility provides for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of December 31, 2015, 156 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $603.9 million and an estimated fair value of approximately $118.6 million are pledged as collateral under the Red Falcon Revolving Credit Facility. In connection with the Red Falcon Revolving Credit Facility, the residual interests in Red Falcon have also been pledged.
Borrowing Base & Availability. Revolving credit borrowings are permitted until July 16, 2020 with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45%

of the aggregate face amount of the policies pledged as collateral; and (D) $110.0 million. At December 31, 2015, $54.6 million was undrawn and $1.7 million was available to borrow under the Red Falcon Revolving Credit Facility.
Amortization & Distributions. Proceeds from the policies pledged as collateral under the Red Falcon Revolving Credit Facility are distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds are directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the greater of the then outstanding balance of the loan or the initial advance. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then loan to value ratio (“LTV”) as follows: (1) if the LTV is equal to or greater than 50%, all remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV is less than 50% but greater than or equal to 25%, 65% of the remaining proceeds will be directed the lenders to repay the then outstanding principal balance; or (3) if the LTV is less than 25%, 35% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance, in each case, with remaining proceeds directed to Red Falcon. To the extent there are not sufficient remaining proceeds in the waterfall to satisfy the amount of required interest and amortization then due, Red Falcon will pay any such shortfall amount.
Initial Advance and Use of Proceeds. Amounts advanced to Red Falcon following effectiveness of the Red Falcon Revolving Credit Facility were approximately $54.0 million with certain of the proceeds used to pay transaction expenses and to purchase the policies pledged as collateral under the Red Falcon Revolving Credit Facility from certain affiliates of the Company, who then made a distribution to the Company which was used to redeem the Company's Secured Notes. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral, and to pay the fees of service providers. Subsequent advances in respect of newly pledged policies are at the discretion of the lenders.
Interest. Borrowings under the Red Falcon Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50% and subject to a rate floor of 1.0%. The base rate under the Red Falcon Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective interest rate at December 31, 2015 was 5.5%.
Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Red Falcon Revolving Credit Facility. Interest expense on the facility was $4.9 million, which includes $3.3 million relating to the debt issuance cost which was not capitalized as a result of electing the fair value option for valuing this debt, and $1.6 million relating to interest payments paid by Red Falcon, for the year ended December 31, 2015.
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
At December 31, 2015, the fair value of the outstanding debt was $55.7 million and the borrowing base was approximately $57.1 million, including $55.4 million in outstanding principal.

NOTE 10—8.5% SENIOR UNSECURED CONVERTIBLE NOTES

In February 2014, the Company issued $70.7 million in an aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. The Convertible Notes were sold, in part, to certain accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act") and, in part, to an initial purchaser who then resold such Convertible Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act. The Convertible Notes were issued pursuant to an indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee. Two members of our Board of Directors, Messrs. Dakos and Goldstein, are affiliated with Bulldog Investors, LLC, who purchased Convertible Notes in the aggregate principal amount of $9.2 million in the offering.
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
The Convertible Notes are convertible into shares of common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Initially, the Convertible Notes were convertible into shares of common stock at a conversion rate of 147.9290 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $6.76 per share of common stock). In the second quarter of 2015, the conversion rate was adjusted to 151.7912 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $6.59 per share of common stock) in connection with an anti-dilution adjustment triggered by a rights offering that resulted in the issuance of 6,688,433 shares of the Company’s stock.

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
Holders of the Convertible Notes will have the right to require the Company to repurchase the Convertible Notes upon the occurrence of a fundamental change at 100% of their principal amount plus accrued and unpaid interest, if any. A fundamental change under the Convertible Notes is deemed to occur whenever any of the following occurs: (a) the Company's common stock ceases to be listed or quoted on a national securities exchange in the United States, (b) the Company's shareholders approve any plans for liquidation or dissolution, or (c) the Company experiences a change in control represented by: (i) a majority of the members of its board of directors no longer being considered continuing directors, (ii) a transaction whereby its shareholders own less than 50% of the surviving company after the transaction, or (iii) a person or group obtaining more than 50% of the voting power of the common stock.

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
At June 5, 2014, the fair value of the conversion derivative liability was $23.7 million. In accordance with ASC 815, the Company reclassified this amount along with $756,000 of unamortized transaction costs offset by deferred taxes of $8.8 million to stockholders’ equity. As of December 31, 2015, the carrying value of the Notes was $58.6 million. The unamortized debt discount and origination cost of $12.1 million and $1.8 million, respectively, will be amortized over the remaining life of the Convertible Notes, using the effective interest method.
The Company recorded $9.1 million of interest expense on the Convertible Notes, including $6.0 million, $2.7 million and $404,000 from interest, amortizing debt discounts and issuance costs, respectively, during the year ended December 31, 2015.
For the year ended December 31, 2014, the Company recorded $7.5 million of interest expense on the Convertible Notes, including 5.2 million, $2.0 million and $332,000 from interest, amortizing debt discounts and issuance costs, respectively.
During year ended December 31, 2014, the Company recorded a loss on the change in fair value of the conversion derivative liability of $6.8 million.

NOTE 11—12.875% SECURED NOTES

On November 10, 2014, the Company, as issuer, entered into an indenture with certain of its subsidiary companies, Harbordale, LLC, Imperial Finance & Trading, LLC, Imperial Life and Annuity Services, LLC, Imperial Litigation Funding, LLC, Imperial Premium Finance, LLC, Red Reef Alternative Investments, LLC and Washington Square Financial, LLC, as guarantors (the “Guarantors”), and Wilmington Trust Company, as indenture trustee. The indenture provided for the issuance of up to $100.0 million in senior secured notes (the “Secured Notes), of which $25.0 million were issued by the Company on the Initial Closing Date. The Secured Notes issued on the Initial Closing Date were issued at 96% of their face amount and were purchased under a note purchase agreement (the “Note Purchase Agreement”) with the Company and the Guarantors by an affiliate of Indaba Capital Management, L.P. (the “Purchaser”) in a private transaction pursuant to exemptions from the registration requirements of the Securities Act. On January 21, 2015, the Company issued an additional $25.0 million in aggregate principal amount of Secured Notes, which were purchased by the Purchaser under the Note Purchase Agreement at 96% of their principal amount. Fees and expenses paid by the Company in connection with the initial and subsequent issuances were approximately $1.8 million and $305,000, respectively.

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

On July 16, 2015, the Company redeemed all of the outstanding Secured Notes and discharged the Secured Note indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest up to but excluding November 10, 2015. Effective as of the redemption of the Secured Notes, 159 of the life insurance policies that served as collateral for the Secured Notes were sold to Red Falcon in an internal transfer and pledged as collateral under the Red Falcon Revolving Credit Facility. Approximately $8.8 million was expensed as extinguishment related to the early repayment of the facility, in July 2015. This includes $5.2 million, $171,000, $1.7 million and $1.7 million related to interest and prepayment penalties, unused fees, write off of debt discount and write off of issuance costs, respectively.

The Company recorded $4.0 million of interest expense on the Secured Notes, including $3.2 million, $265,000, $264,000 and $277,000 from interest, unused fees, amortizing debt discounts and issuance costs, during the year ended December 31, 2015, respectively.
For the year ended December 31, 2014, the Company recorded $694,000 of interest expense on the Secured Notes, including $592,000, $36,000 and $66,000 from interest, amortizing debt discounts and issuance costs, respectively.

NOTE 12—FAIR VALUE MEASUREMENTS

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

Level 3—Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgement or estimation.
Assets and liabilities measured at fair value on a recurring basis
The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$461,925	$461,925
	$—	$—	$461,925	$461,925
The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$169,131	$169,131
Red Falcon Revolving Credit Facility	—	—	$55,658	55,658
	$—	$—	$224,789	$224,789
The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$388,886	$388,886
Structured settlement receivables	—	—	384	384
	$—	$—	$389,270	$389,270
The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2014, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$145,831	$145,381
	$—	$—	$145,831	$145,381
The Company categorizes its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, it is generally believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed although the Company believes that this risk premium has been declining.

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 12/31/15	Aggregate death benefit 12/31/2015	Valuation Technique (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$97,133	$339,183	Discounted cash flow	Discount rate	15.00% - 21.00%
				Life expectancy evaluation	6.4 years
Premium financed	$364,792	$2,640,169	Discounted cash flow	Discount rate	16.00% - 24.50%
				Life expectancy evaluation	10.3 years
Life settlements	$461,925	$2,979,352	Discounted cash flow	Discount rate	(17.02)%
				Life expectancy evaluation	9.9 years
				Discount rate	20.55%
White Eagle Revolving Credit Facility	$169,131	N/A	Discounted cash flow	Life expectancy evaluation	9.8 years
				Discount rate	11.65%
Red Falcon Revolving Credit Facility	$55,658	N/A	Discounted cash flow	Life expectancy evaluation	9.3 years

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

To generate the best estimated probabilistic cash flow stream, a mortality curve is generated by calculating the probability of mortality for each period based on the calculated mortality factors and the death rates from the 2008 VBT. The Company modifies the table by incorporating future mortality improvements to better reflect the curves used by the LE providers.

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

During the third quarter of 2015, the SOA released tables for an updated Valuation Basic Table (the “2015 VBT”). The Company is continuing to monitor the market reaction to the 2015 VBT. Additionally, the Company will continue to monitor its mortality experience to determine whether future adoption of the 2015 VBT would be an appropriate change to the Company’s valuation technique. The 2015 VBT would suggest a reduced probabilistic cash flow stream for us over the next several years.

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

Life Expectancy Months Adjustment	Value	Change in Value
+6	$388,776	$(73,149)
-	$461,925	—
-6	$540,821	$78,896
Discount rate
The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.
The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life insurance policies. In doing so, the Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies.
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
Credit exposure of insurance company
The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At December 2015, the Company had 18 life insurance policies issued by 2 carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of December 31, 2015:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	22.5%	19.7%	A1	AA-
Transamerica Life Insurance Company	20.2%	20.6%	A1	AA-
Estimated risk premium
As of December 31, 2015, the Company owned 632 policies with an aggregate investment in life settlements of $461.9 million. Of these 632 policies, 544 were premium financed and are valued using discount rates that range from 16.00% to 24.50%. The remaining 88 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 21.00%. As of December 31, 2015, the weighted average discount rate calculated based on death benefit used in valuing the policies in our life settlement portfolio was 17.02%.
The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate was increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows (dollars in thousands):
Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
16.52%	-0.50%	$473,585	$(11,660)
17.02%	—	$461,925	$—
17.52%	0.50%	$450,751	$(11,174)
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
White Eagle Revolving Credit Facility debt—In connection with the White Eagle Revolving Credit Facility, 437 policies are pledged by White Eagle to serve as collateral for its obligations under the facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 8, the White Eagle Revolving Credit Facility proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall with 50% of the proceeds remaining following the Excess LTV Payments and/or preference amount, as the case may be, being directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the White Eagle Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$141,010	$(28,121)
-	$169,131	—
-6	$198,707	$29,576

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of December 31, 2015 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
20.05%	-0.50%	$172,840	$3,709
20.55%	—	$169,131	$—
21.05%	0.50%	$165,557	$(3,574)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material and adverse effect on its business, financial condition and results of its operations.

At December 31, 2015, the fair value of the debt was $169.1 million and the outstanding principal was approximately $172.0 million.
Red Falcon Revolving Credit Facility—156 policies are pledged by Red Falcon to serve as collateral for its obligations under the Red Falcon Revolving Credit Facility. Proceeds from the policies pledged as collateral under the Red Falcon Credit Facility are distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds are directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the loan. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds are to be paid to the lenders to repay the then outstanding principal balance, which will vary depending on the then loan to value ratio as more fully described in Note 9,“Red Falcon Revolving Credit Facility.” The Company has elected to account for this long-term debt using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Red Falcon Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
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

If all of the insured lives in the life settlement portfolio pledged under the Red Falcon Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Red Falcon Revolving Credit Facility, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
+6	$53,559	$(2,099)
	$55,658	—
-6	$57,273	$1,615

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

Market interest rate sensitivity analysis of the Red Falcon Revolving Credit Facility
The extent to which the fair value of the Red Falcon Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Red Falcon Revolving Credit Facility as of December 31, 2015 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
11.15%	-0.50%	$56,489	$831
11.65%	—	$55,658	$—
12.15%	+0.50%	$54,848	$(810)

Future changes in the discount rates could have a material effect on the fair value of the Red Falcon Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At December 31, 2015, the fair value of the debt was $55.7 million and the outstanding principal was approximately $55.4 million.
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
Changes in Fair Value
The following tables provide a roll-forward in the changes in fair value for the year ended December 31, 2015, for all assets and liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements:
Balance, January 1, 2015	$388,886
Purchase of policies	30,695
Change in fair value	46,717
Matured/lapsed/sold polices	(69,296)
Premiums paid	64,923
Transfers into level 3	—
Transfers out of level 3	—
Balance, December 31, 2015	$461,925
Changes in fair value included in earnings for the period relating to assets held at December 31, 2015	$(1,442)

The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2015, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2015	$145,831
Draws under the White Eagle Revolving Credit Facility	54,614
Payments on White Eagle Revolving Credit Facility	(43,241)
Unrealized change in fair value	11,927
Transfers into level 3	—
Transfer out of level 3	—
Balance, December 31, 2015	$169,131
Changes in fair value included in earnings for the period relating to liabilities at December 31, 2015	$11,927

The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2015, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility:
Balance, January 1, 2015	$—
Initial advance under the Red Falcon Revolving Credit Facility	54,000
Subsequent draws under the Red Falcon Revolving Credit Facility	5,766
Payments on Red Falcon Revolving Credit Facility	(4,378)
Unrealized change in fair value	270
Transfers into level 3	—
Transfer out of level 3	—
Balance, December 31, 2015	$55,658
Changes in fair value included in earnings for the period relating to liabilities held at December 31, 2015	$270
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
The following tables provide a roll-forward in the changes in fair value for the year ended December 31, 2014, for the White Eagle Revolving Credit Facility liabilities for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2014	$123,847
Draws under the White Eagle Revolving Credit Facility	57,233
Payments on White Eagle Revolving Credit Facility	(29,777)
Unrealized change in fair value	(5,472)
Transfers into level 3	—
Transfer out of level 3	—
Balance, December 31, 2014	$145,831
Changes in fair value included in earnings for the period relating to liabilities at December 31, 2014	$(5,472)
There were no transfers of financial assets between levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, investment in affiliates, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.
NOTE 13—SEGMENT INFORMATION

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting.

NOTE 14—COMMITMENTS AND CONTINGENCIES
Lease Agreements
The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $231,900, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $423,000, $513,000 and $438,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum payments under operating leases for each of the five succeeding years subsequent to December 31, 2015 are as follows (in thousands):

December 31,
2016	$234
2017	241
2018	248
2019	255
2020	196
$1,174
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

Separation Agreement
On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses, including expenses incurred as part of the USAO Investigation. The Company recognized indemnification expenses of $8.5 million, $2.1 million and $2.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. On December 31, 2015, the Company received a letter from the USAO indicating that the USAO had concluded the USAO Investigation. Accordingly, the Company does not expect to incur advancement or indemnification expenses related to the USAO Investigation that are incurred after December 31, 2015.

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

Non-Prosecution Agreement & Indemnification Obligations

On September 27, 2011, the Company was informed that it was being investigated by the U.S. Attorney’s Office for the District of New Hampshire in connection with the Company’s now legacy premium finance loan business. On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO, which agreed not to prosecute the Company for its involvement in the making of misrepresentations on life insurance applications in connection with its premium finance business or any potential securities fraud claims related to its now legacy premium finance business.

The Non-Prosecution Agreement had a term of three years and expired in accordance with its terms on April 30, 2015. On December 31, 2015, the Company received a letter from the USAO indicating that the USAO Investigation has formally concluded, that the Company fully complied with all of its obligations under the Non-Prosecution Agreement and that the Company was released from any further obligations under the Non-Prosecution Agreement. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertains to the Company, the Company had continuing cooperation obligations to the USAO and, since entering the Non-Prosecution Agreement, the USAO had also been continuing to investigate certain individuals and entities formerly associated with the Company’s legacy premium finance business. Settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation and other contractual obligations require the Company to advance legal fees to and indemnify these individuals and entities. On December 31, 2015, the USAO filed civil forfeiture complaints with respect to compensation received by three former employees of the Company in the United States District Court for the District of New Hampshire. In each case, the former employees resolved the civil forfeiture actions without admitting any of the allegations in the complaints. In connection with the foregoing, the Company made a $6.5 million payment pursuant to the Company’s indemnification obligations on December 31, 2015.

USAO litigation-related fees (inclusive of indemnification and advancement expenses) of $17.0 million, $5.0 million and $4.5 million were recognized for the years ended December 31, 2015, 2014 and 2013, respectively. The Company does not expect to indemnify any further amounts in connection with the USAO Investigation.

SEC Investigation

On February 17, 2012, the Company received an initial subpoena issued by the staff of the SEC seeking documents from 2007 through the date of the subpoena, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC is investigating whether any violations of federal securities laws have occurred and the Company has been cooperating with the SEC regarding this matter. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the investigation or what impact, if any, the cost of responding to the SEC might have on the Company’s financial position, results of operations, or cash flows. The Company has not established any provision for losses in respect of this matter.

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

On July 29, 2013, the Company filed a separate complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada (“Imperial Case”), which was subsequently consolidated with the Sun Life Case. The Imperial complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30.0 million in addition to an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint, which was denied by the Court as part of the Order. On February 26, 2015, Sun Life filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit from the Order, which had denied Sun Life’s motion to dismiss. On December 17, 2015, after the matter was fully briefed, the Circuit Court issued an order granting the Company’s motion to dismiss and sent the case back to the District Court. The District Court lifted the stay and ordered Sun Life to file its Answer to the Imperial Case by January 22, 2016. On February 3, 2016, the District Court set a trial date of the Imperial Case for October 31, 2016.

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

On April 20, 2015, Mr. Rothenberg filed a Verified Shareholder Class Action and Derivative Complaint (the “Federal Court Complaint”) in the United States District Court for the Southern District of Florida, which named the same defendants and asserted similar claims as in the State Court Complaint. The Federal Court Complaint also alleged violations of Sections 14(a) and 20(a) of the 1934 Securities Act, and asserted derivative claims for breach of fiduciary duty, among other claims, based on the previously disclosed IRS Investigation and allegations regarding the Company’s prior structured settlement business made in a case styled Michael Lafontant v. Washington Square Financial, LLC, et al. (“Lafontant Complaint”), which was filed in the United States District Court for the Southern District of New York. The Company moved to dismiss the Lafontant Complaint based on contractual arbitration provisions and on February 2, 2016 the District Court stayed the case pending the outcome of arbitration. On April 21, 2015, Mr. Rothenberg voluntarily dismissed the State Court Complaint, without prejudice. On June 9, 2015, Mr. Rothenberg filed an Amended Complaint. On June 29, 2015, the Company filed a motion to dismiss the Amended Complaint for lack of subject matter jurisdiction due to lack of injury in fact and ripeness and failure to state a claim pursuant to the Federal Rules of Civil Procedure.

On September 10, 2015, the United States District Court for the Southern District of Florida issued an order (the “Order”) granting Plaintiff’s Unopposed Motion for Approval of Dismissal of Shareholder’s Derivative Claims and Class Action Claims. As contemplated in the Order, the Federal Court Complaint was dismissed with prejudice, and the case was closed on October 14, 2015.

Other Litigation

A complaint was filed against the Company’s subsidiary, styled Kenneth Jennings v. Washington Square Financial, LLC d/b/a Imperial Structured Settlements (“Washington Square”), and is currently pending in the United States District Court for the Northern District of Illinois. The plaintiff seeks, in a purported class action, to represent all individuals who sold all or a part of a structured settlement annuity to Washington Square under the Illinois Structured Settlement Protections Act (the “Illinois Act”), where the underlying annuity contract contained an anti-assignment clause, and where a court issued an order under the Illinois Act approving the transaction. The complaint seeks, among other things, a declaration that all such transactions are void and compensatory and punitive damages. The Company has not established any provision for losses in respect of this matter.

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

NOTE 15—STOCKHOLDERS’ EQUITY

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

The Company has reserved an aggregate of 2,700,000 shares of common stock under its Omnibus Plan, of which 774,394 options to purchase shares of common stock granted to existing employees were outstanding as of December 31, 2015, and 103,112 shares of restricted stock had been granted to directors under the plan with 41,259 shares subject to vesting.

During 2014, upon receipt of shareholder approval, the Company reclassified the embedded derivative contained in its Convertible Notes to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. This resulted in an increase to additional paid-in-capital of $14.1 million, net of taxes on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2014. See Note 10, 8.50% Senior Unsecured Convertible Notes."

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

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. During 2015, 4,000 of these shares were forfeited, with 319,500 remaining. The issuance of the performance shares is contingent on the Company’s financial performance as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0% – 150% of the target performance shares. As a result, the Company determined that it is not probable that the performance conditions will be achieved and no related expense was recognized for the year ended December 31, 2015. If issued, the performance shares will be subject to a one year vesting period from the date of issuance.

Exclusive of the 319,500 target performance shares awarded to its directors, named executive officers and certain employees, there were 1,808,735 securities remaining for future issuance under the Omnibus Plan as of December 31, 2015.

During the year ended December 31, 2014, the Company adopted ASU No. 2013-11, resulting in an increase to additional paid-in-capital of $6.3 million on the Company’s consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2014. See Note 18, "Income Taxes."

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. For the year ended December 31, 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share including transaction fees. As of December 31, 2015, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan.

NOTE 16—EMPLOYEE BENEFIT PLAN
The Company has adopted a 401(k) plan that covers employees that have reached 18 years of age and completed three months of service. The plan provides for voluntary employee contributions through salary deductions, as well as discretionary employer contributions. For the years ended December 31, 2015, 2014 and 2013, there were no employer contributions made.

NOTE 17—SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited consolidated financial data regarding continuing operations for each quarter of fiscal 2015 and 2014 (in thousands). This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations (in thousands).

	Fiscal 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	12,980	28,034	2,769	3,108
(Loss)/income from continuing operations before taxes	(6,102)	644	(18,212)	(15,429)
Net (loss)/income from continuing operations	(4,165)	966	(13,491)	(13,690)
(Loss)/income per share from continuing operations:
Basic	$(0.19)	$0.04	$(0.48)	$(0.49)	(1)
Diluted	$(0.19)	$0.04	$(0.48)	$(0.49)	(1)

	Fiscal 2014
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
Total income	13,602		8,996	(3,617)	24,835
(Loss)/income from continuing operations before income taxes	658		(10,474)	(6,499)	11,289
Net (loss)/income from continuing operations	(3,318)	(2)	(6,281)	(4,264)	8,712
(Loss)/income per share from continuing operations:
Basic	$(0.16)		$(0.29)	$(0.20)	$0.41
Diluted	$(0.16)		$(0.29)	$(0.20)	$0.32	(1)

(1)
The sum of the basic and diluted earnings per share amounts for each quarter in fiscal year 2015 and the diluted for 2014 do not equal the amount presented in the statements of operations for the years ended December 31, 2015 and December 31, 2014 due to the Company having a net loss for the years ended December 31, 2015 and December 31, 2014 and therefore all common stock equivalents were antidilutive.

(2)	The Company recorded an income tax expense of $3.7 million, in the first quarter of 2014 upon the adoption of ASU 2013-11.
NOTE 18—INCOME TAXES
The provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Continuing operations	$(8,719)	$125	$39
Discontinued operations	—	(232)	—
Provision (benefit) for income taxes	$(8,719)	$(107)	$39
Current
Federal	$10	$—	$—
State	—	—	—
	$10	$—	$—
Deferred
Federal	(9,375)	5,214	17,182
State	(3,869)	(2,522)	2,857
	(13,244)	2,692	20,039
Valuation allowance increase (decrease)	4,515	(2,567)	(20,000)
	$(8,729)	$125	$39

Provision (benefit) for income taxes from continuing operations	$(8,719)	$125	$39

U.S. and foreign components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
U.S.	$(51,749)	$(10,824)	$51,862
Foreign	12,650	5,798	—
	$(39,099)	$(5,026)	$51,862
The Company’s actual provision (benefit) for income taxes from continuing operations differ from the Federal expected income tax provision as follows (in thousands):

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Tax provision (benefit) at statutory rate	$(13,685)	35.00%	$(1,759)	35.00%	$18,152	35.00%
Increase (decrease) in taxes resulting from:
State tax (net of federal benefit)	(1,617)	4.14	(364)	7.24	1,857	3.58
Impact of rate changes	23	(0.06)	(1,851)	36.84	—	—
Litigation settlement	2,275	(5.82)	—	—	—	—
Other permanent items	18	(0.05)	371	(7.40)	30.00	0.06
Adoption of ASU 2013-11	—	—	6,295	(125.26)	—	—
Valuation allowance (decrease) increase	4,267	(10.91)	(2,567)	51.08	(20,000)	(38.56)
Provision (benefit) for income taxes	$(8,719)	22.30%	$125	(2.50)%	$39	0.08%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Federal and State net operating loss carryforward	$31,588	$28,864
Litigation reserves	—	328
Revolving credit facility	8,973	1,735
Deferred gain	13,423	2,367
Other	1,960	1,592
Total gross deferred tax assets	55,944	34,886
Less valuation allowance	(4,515)	—
Total deferred tax assets	51,429	34,886
Deferred tax liabilities:
Unrealized gains on life and structured settlements	29,473	32,568
Gain on structured settlements deferred for tax purposes	4,607	4,443
Convertible debt discount	4,681	5,733
Deferred income	12,668	870
Total deferred tax liabilities	51,429	43,614
Total net deferred tax asset (liability)	$—	$(8,728)
The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets as of December 31, 2015. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset.

The Company recorded a deferred tax asset for the increase in tax basis associated with the transfer of assets to subsidiaries located in Ireland. The net deferred asset with respect to these transactions is $13.4 million and $2.4 million for the years ended December 31, 2015 and December 31, 2014, respectively that will serve as a tax benefit upon reversal as life settlements mature or are sold.
Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the year ended December 31, 2013 we increased our deferred tax valuation allowance from continuing operations by $56,000 to reflect the taxable income associated with unrealized gains in accumulated other comprehensive income.
The Federal and state net operating loss carryovers (“NOLs”) generated by the Company since its conversion to a corporation are approximately $88.0 million that expire beginning in 2031.
Prior to the Company’s initial public offering in 2011, one of the founding members entered into a reorganization that allowed the Company to assume the corporate shareholder’s tax attributes. These tax attributes include approximately $11.2 million of NOLs. The utilization of the acquired NOLs is subject to an annual limitation under Section 382 based on the value of the Company at the time they were acquired. These NOLs begin to expire in 2028.
Tax years prior to 2012 are no longer subject to IRS examination. Various state jurisdiction tax years remain open to examination.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.
A reconciliation of the total amounts of unrecognized benefits at the beginning and end of the period was as follows (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Balance as of beginning of period	$6,295	$6,295	$6,295
Additions based on tax positions taken in the current year	—	—	—
Reductions of tax positions for prior years	—	—	—
Balance as of end of period	$6,295	$6,295	$6,295
The unrecognized benefit is reflected as a reduction of the deferred tax asset related to the Federal and State net operating loss carryforward. The recognition of the unrecognized tax benefits would result in a $6.3 million decrease in the Company’s effective tax rate.
NOTE 19—SUBSEQUENT EVENTS

On March 11, 2016 (the “Initial Closing Date”), Emergent, as issuer, entered into an indenture with Wilmington Trust Company, as indenture trustee. The indenture provides for the issuance of up to $30.0 million in senior secured notes (the “New Notes”), of which approximately $21.2 million was issued by Emergent on the Initial Closing Date. The New Notes issued on the Initial Closing Date were purchased in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended under note purchase agreements with certain accredited investors and non U.S. persons, including certain members of Emergent's board of directors, management and their affiliates who purchased approximately $3.3 million of the New Notes issued on the Initial Closing Date.

Interest on issued New Notes accrues at 15.0% per annum payable quarterly and all New Notes issued under the indenture will mature on September 14, 2018 (the “Maturity Date”). The New Notes may be optionally redeemed in full by Emergent at any time and must be redeemed in full upon additional issuances of debt by Emergent Capital, Inc., in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the New Notes redeemed up to the date of redemption, and (ii) the present value of all remaining interest payments through the Maturity Date using a discount rate equal to the yield to maturity at the time of computation on the US treasury security with a constant maturity most nearly equal to the period from the redemption date to the Maturity Date plus 50 basis points. Upon a change of control, Emergent will be required to make an offer to holders of the New Notes to repurchase the New Notes at a price equal to 107.5% of their principal amount.

The New Notes contain negative covenants restricting additional debt incurred by Emergent Capital, Inc., creation of liens on the collateral securing the New Notes, and restrictions on dividends and stock repurchases. The New Notes may be used for general corporate purposes and are secured by settlement proceeds, if any, received from certain litigation involving Emergent, certain notes issued to Emergent and pledges of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

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

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated as of October 25, 2013, between Majestic Opco L.L.C. and the Registrant.	8-K	2.1	10/28/13
3.1	Articles of Incorporation of Registrant.	S-1/A	3.1	10/01/10
3.2	Articles of Amendment to Articles of Incorporation of Registrant	8-K	3.1	09/01/15
3.3	Amended and Restated Bylaws of Registrant.	8-K	3.2	09/01/15
4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10
4.2	Form of Warrant to purchase common stock	S-1/A	4.2	01/12/11
4.3	Warrant Agreement related to Class Action Settlement				*
4.4	Indenture, dated as of February 21, 2014, by and among the Registrant and U.S. Bank, National Association, as indenture trustee.	8-K	4.4	02/19/14
4.5	Indenture, dated as of March 11, 2016, by and among the Registrant and Wilmington Trust, National Association, as indenture trustee.				*
10.1†	Employment Agreement between the Registrant and Antony Mitchell dated November 8, 2010.	S-1/A	10.1	11/10/10
10.2†	Employment Agreement between the Registrant and Richard O’Connell dated December 31, 2013 and effective January 1, 2014.	8-K	10.1	12/30/13
10.3†	Employment Agreement between the Registrant and Miriam Martinez dated December 31, 2013 and effective January 1, 2014.	8-K	10.2	12/30/13
10.4†	Employment Agreement between the Registrant and Michael Altschuler dated December 31, 2013 and effective January 1, 2014.	8-K	10.3	12/30/13
10.5†	Employment Agreement between the Registrant and David Sasso dated December 31, 2013 and effective January 1, 2014.	10-Q	10.1	11/09/15
10.6	Separation Agreement and General Release of Claims between the Registrant and Jonathan Neuman, dated April 26, 2012.	8-K	10.2	04/30/12

E-1

10.7†	Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	04/08/15
10.8†	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	10-Q	10.7	08/13/13
10.9†	2010 Omnibus Incentive Plan Form Performance Share Award Agreement.	8-K	10.1	06/09/14
10.10	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10
10.11	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10
10.12	Non-Prosecution Agreement between the Registrant and the United States Attorney’s Office for the District of New Hampshire, dated April 30, 2012.	8-K	10.1	04/30/12
10.12††	Amended and Restated Loan and Security Agreement, dated May 16, 2014, among White Eagle Asset Portfolio, L.P., as borrower, Imperial Finance & Trading, LLC, as initial servicer, initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.	10-Q	10.1	07/30/14
10.13	First Amendment, dated November 15, 2015, to Amended and Restated Loan and Security Agreement, dated May 16, 2014, among White Eagle Asset Portfolio, L.P., as borrower, Imperial Finance & Trading, LLC, as initial servicer, initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.	8-K	10.1	11/10/15
10.14††	Master Termination Agreement and Release, effective as of April 30, 2013, by and among Lexington Insurance Company, Imperial Holding, Inc., Imperial PFC Financing, LLC, Imperial PFC Financing II, LLC, Imperial Life Financing II, LLC, Imperial Life & Annuity Services, LLC, Imperial Premium Finance, LLC and CTL Holdings, LLC.	10-Q	10.5	08/13/13
10.15††	Loan and Security Agreement, dated as of July 16, 2015, among Red Falcon Trust, as borrower, Imperial Finance & Trading, LLC, as guarantor, Blue Heron Designated Activity Company, as portfolio administrator, LNV Corporation, as initial lender, the other lenders party thereto from time to time and CLMG Corp, as the administrative agent	10-Q/A	10.1	12/15/15
10.16	Form of Purchase Agreement to purchase 15.0% Senior Secured Notes due 2018.				*
21.1	Subsidiaries of the Registrant.				*
23.1	Consent of Grant Thornton LLP.				*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101	Interactive Data Files.				*

E-2

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

††
Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.

*	Filed herewith.

†	Management compensatory arrangement.

E-3