Form 10-Q
period 2016-03-31
EMERGENT CAPITAL, INC.
filed 2016-05-09
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, the Registrant had 27,522,508 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED March 31, 2016

“Forward Looking” Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future cash flows, operating or financial performance or other events. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and Company, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, results may prove to be materially different. Unless otherwise required by law, we disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our ability to obtain future financings on favorable terms, or at all;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facilities;

•	our ability to meet our debt service obligations;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings, under our revolving credit facilities;

•	increases in premiums on, or the cost of insurance of, life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	changes to actuarial life expectancy tables;

•	changes in general economic conditions, including inflation, changes in interest or tax rates;

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	continuing costs associated with an investigation by the U.S. Securities and Exchange Commission ("SEC") (the "SEC Investigation");

•	adverse developments, including financial ones, associated with the SEC Investigation, other litigation and judicial actions or similar matters;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption of our information technology systems;

•	loss of the services of any of our executive officers; and

•	the effects of United States' involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

As used in this Form 10-Q, "Emergent Capital," "Company, "we," "us," "its," or "our" refer to Emergent Capital, Inc. and its consolidated subsidiary companies, unless the context suggests otherwise.

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$32,450	$12,946
Cash and cash equivalents (VIE Note 4)	15,446	7,395
Certificate of deposit	2,502	2,501
Prepaid expenses and other assets	1,687	1,017
Deposits - other	1,347	1,347
Deposits - other (VIE Note 4)	150	—
Deposits on purchases of life settlements	31	—
Life settlements, at estimated fair value	14,490	11,946
Life settlements, at estimated fair value (VIE Note 4)	460,870	449,979
Receivable for maturity of life settlements (VIE Note 4)	15,588	18,223
Fixed assets, net	302	322
Investment in affiliates	2,384	2,384
Total assets	$547,247	$508,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$4,479	$3,051
Accounts payable and accrued expenses (VIE Note 4)	436	419
Other liabilities	1,732	360
Interest payable - Convertible Notes (Note 11)	768	2,272
Convertible Notes, net of discount and deferred debt costs (Note 11)	57,673	56,812
Interest payable - Senior Secured Notes (Note 12)	215	—
Senior Secured Notes, net of discount and deferred debt costs (Note 12)	29,069	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4)	182,311	169,131
Red Falcon Revolving Credit Facility, at estimated fair value (VIE Note 4)	57,660	55,658
Total liabilities	334,343	287,703
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized; 28,130,508 issued; and 27,522,508 outstanding as of March 31, 2016 and December 31, 2015)	281	281
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of March 31, 2016 and December 31, 2015)	—	—
Treasury Stock, net of cost (608,000 shares as of March 31, 2016 and December 31, 2015)	(2,534)	(2,534)
Additional paid-in-capital	305,510	305,450
Accumulated deficit	(90,353)	(82,840)
Total stockholders’ equity	212,904	220,357
Total liabilities and stockholders’ equity	$547,247	$508,060
 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 8 & 14)	8,388	12,912
Other income	66	68
Total income	8,454	12,980
Expenses
Interest expense	6,050	6,278
Change in fair value of Revolving Credit Facilities (Notes 9, 10 & 14)	4,097	4,139
Personnel costs	1,557	1,728
Legal fees	1,818	3,761
Professional fees	1,643	2,323
Insurance	244	346
Other selling, general and administrative expenses	490	507
Total expenses	15,899	19,082
Income (loss) from continuing operations before income taxes	(7,445)	(6,102)
Benefit for income taxes	—	1,937
Net income (loss) from continuing operations	$(7,445)	$(4,165)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(68)	(256)
(Benefit) provision for income taxes	—	99
Net income (loss) from discontinued operations	(68)	(157)
Net income (loss)	$(7,513)	$(4,322)
Basic and diluted income (loss) per share:
Continuing operations	$(0.27)	$(0.19)
Discontinued operations	$—	$(0.01)
Net income (loss)	$(0.27)	$(0.20)
Weighted average shares outstanding:
Basic and diluted	27,481,249	21,361,930
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2016

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2016	28,130,508	$281	608,000	$(2,534)	$305,450	$(82,840)	$220,357
Net income (loss)	—	—	—	—	—	(7,513)	(7,513)
Stock-based compensation	—	—	—	—	60	—	60
Balance, March 31, 2016	28,130,508	$281	608,000	$(2,534)	$305,510	$(90,353)	$212,904
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(7,513)	$(4,322)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27	24
Amortization of discount and deferred costs for Convertible Notes	861	705
Amortization of discount and deferred costs for 15.00% Senior Secured Notes	64	—
Amortization of discount and deferred costs for 12.875% Secured Notes	—	245
Stock-based compensation expense	60	193
Finance cost and fees withheld by borrower	200	1,839
Change in fair value of life settlements	(8,388)	(12,912)
Unrealized change in fair value of structured settlements	—	(8)
Change in fair value of Revolving Credit Facilities	4,097	4,139
Interest income	(5)	(33)
Deferred income tax	—	(2,036)
Change in assets and liabilities:
Deposits - other	(150)	(25)
Structured settlement receivables	—	42
Prepaid expenses and other assets	(533)	(742)
Accounts payable and accrued expenses	(291)	1,072
Other liabilities	1,380	85
Interest payable - Convertible Notes	(1,503)	(1,504)
Interest payable - 15.00% Senior Secured Notes	215	—
Interest payable - 12.875% Secured Notes	—	163
Net cash used in operating activities	(11,479)	(13,075)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(5)	(8)
Purchase of life settlements	—	(23,781)
Premiums paid on life settlements	(16,653)	(15,529)
Proceeds from maturity of life settlements	15,480	13,000
Deposits on purchase of life settlements	(31)	(346)
Net cash used in investing activities	(1,209)	(26,664)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	12,419	9,723
Repayment of borrowings under White Eagle Revolving Credit Facility	(2,509)	(9,034)
Borrowings under Red Falcon Revolving Credit Facility	5,061	—
Repayment of borrowings under Red Falcon Revolving Credit Facility	(4,086)	—
Proceeds from 15.00% Senior Secured Notes	30,000	—
Proceeds from Secured Notes, net	—	23,750
Payment under finance lease obligations	(9)	(8)
15.00% Senior Secured Notes deferred cost	(633)	—
12.875% Secured Notes deferred costs	—	(5)
Net cash provided by financing activities	40,243	24,426
Net decrease/increase in cash and cash equivalents	27,555	(15,313)
Cash and cash equivalents, at beginning of the period	20,341	54,917
Cash and cash equivalents, at end of the period	$47,896	$39,604
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$6,409	$5,013
Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$200	$1,839
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. on February 3, 2011, in connection with the Company’s initial public offering. Effective September 1, 2015, the Company changed its name to Emergent Capital, Inc. (with its subsidiary companies, the “Company” or “Emergent Capital”).

Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 626 life insurance policies, also referred to as life settlements, with a fair value of $475.4 million and an aggregate death benefit of approximately $3.0 billion at March 31, 2016. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 435 of these policies, with an aggregate death benefit of approximately $2.2 billion and a fair value of approximately $342.6 million at March 31, 2016 are pledged under a $250.0 million, revolving credit agreement (the “White Eagle Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”). Additionally, 152 policies, with an aggregate death benefit of approximately $596.6 million and a fair value of approximately $118.3 million at March 31, 2016 were pledged as collateral under a $110.0 million, revolving credit agreement (the “Red Falcon Revolving Credit Facility” and, together with the White Eagle Revolving Credit Facility, the “Revolving Credit Facilities”) entered into by Red Falcon Trust (“Red Falcon”), a Delaware statutory trust formed by one of our subsidiary companies. At March 31, 2016, 39 policies owned by the Company, with an aggregate death benefit of approximately $188.7 million and a fair value of $14.5 million were not pledged as collateral under either of the Revolving Credit Facilities.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facilities. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 435 policies, with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $342.6 million and Red Falcon is the owner of 152 policies with an aggregate death benefit of approximately $596.6 million and an estimated fair value of approximately $118.3 million, in each case, at March 31, 2016.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2016. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business for $12.0 million. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of March 31, 2016 and December 31, 2015, and the related consolidated statements of operations for the three months ended March 31, 2016 and 2015, and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 7, “Discontinued Operations,” for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

Foreign Currency

The Company owns certain foreign subsidiary companies formed under the laws of Ireland, Bahamas and Bermuda. These foreign subsidiary companies utilize the U.S. dollar as their functional currency. The foreign subsidiary companies' financial statements are denominated in U.S. dollars and therefore, there are no translation gains and losses resulting from translating the financial statements at exchange rates other than the functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary companies' functional currency) are included in income. These gains and losses are immaterial to the Company’s financial statements.

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the Revolving Credit Facilities, the valuation of equity awards and the valuation of the conversion derivative liability formerly embedded within the Convertible Notes.

Reclassification

Certain reclassification of the prior period amounts and presentation have been made to conform to the presentation of the current period. This reclassification relates primarily to the adoption of ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)” which provides guidance on the balance sheet presentation for debt issuance costs and impacts the Convertible Notes.

Change in Accounting Principle and Accounting for Debt Issuance Costs

The Company adopted ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)” on January 1, 2016. Upon adoption of ASU No. 2015-03, deferred debt issuance costs related to the Convertible Notes previously presented in the Company's consolidated balance sheet as an asset have been reclassified as a direct deduction to the carrying amount of the liability. The adoption of this ASU did not result in changes to the consolidated statements of operations, stockholders' equity, or statement of cash flows. In transitioning the application of this guidance, retrospective application to all periods presented in the consolidated financial statements has been performed as follows (in thousands):

	As reported under previous accounting guidance	As reported under ASU 2015-03	Effect of change
Balance Sheet
December 31, 2015
Assets:
Deferred debt costs	$1,797	$—	$(1,797)
Total assets	$509,857	$508,060	$(1,797)

Liabilities:
Convertible Notes, net of discount	58,609	56,812	(1,797)
Total liabilities	289,500	287,703	(1,797)

Total stockholders' equity	220,357	220,357	—

Total liabilities and stockholders' equity	$509,857	$508,060	$(1,797)

Net effect	$—	$—	$—

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB and the International Accounting Standards Board (“IASB”) standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Following the deferral, in March 2016 the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which aims to clarify the implementation guidance on principal versus agent considerations. The amendments in this Update do not change the core principle of the guidance in No. 2014-09. The effective date and transition requirements of ASU No. 2016-08 are the same as the effective date and transitions requirements of Update 2014-09. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30).” This standard provides guidance on the balance sheet presentation for debt issuance costs and debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company adopted this guidance during the quarter ended March 31, 2016. The adoption of this ASU did not result in changes to the consolidated statements of operations, stockholders' equity, or statement of cash flows. In transitioning the application of this guidance, retrospective application to all periods presented in the consolidated financial statements has been performed.

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

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the "clearly and closely related" criterion). The guidance in this ASU intends to resolve the diversity in practice resulting from the application of the existing four-step decision sequence defined in ASC 815-15-25-42 to call (put) options that can accelerate the repayment of principal on a debt instrument if they meet the clearly and closely related criterion by clarifying that an entity is required to perform only the four-step decision sequence. The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period, as long as any adjustment is reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact that the adoption of ASU 2016-06 will have on our consolidated financial statements or related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of its Simplification Initiative. The guidance simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, these amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted including adoption in an interim period, as long as any adjustment is reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements or related disclosures.

(4) Consolidation of Variable Interest Entities

The Company evaluates its interests in variable interest entities (“VIEs”) on an ongoing basis and consolidates those VIEs in which it has a controlling financial interest and is thus deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be potentially significant to the VIE.

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of March 31, 2016 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
March 31, 2016	$492,054	$240,407	$2,384	$2,384
December 31, 2015	$475,597	$225,208	$2,384	$2,384

As of March 31, 2016, 435 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $342.6 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015.

As of March 31, 2016, 152 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $596.6 million and an estimated fair value of approximately $118.3 million were pledged as collateral under the Red Falcon Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated Red Falcon in its financial statements for the three months ended March 31, 2016 and the year ended December 31, 2015.

(5) Earnings Per Share

As of March 31, 2016 and 2015, there were 28,130,508 and 21,402,990 shares of common stock issued, with 27,522,508 and 21,402,990 outstanding, shares of common stock, respectively. Outstanding shares have been adjusted to reflect 608,000 and 0 treasury shares as of March 31, 2016 and 2015, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands except share and per share data).

	For the Three Months Ended March 31,
	2016(1)	2015(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(7,445)	$(4,165)
Net income (loss) from discontinued operations	(68)	(157)
Net income (loss)	$(7,513)	$(4,322)
Basic and diluted income (loss) per common share:
Basic and diluted income (loss) from continuing operations	$(0.27)	$(0.19)
Basic and diluted income (loss) from discontinued operations	—	(0.01)
Basic and diluted income (loss) per share available to common shareholders	$(0.27)	$(0.20)
Denominator:
Basic and diluted	27,481,249	21,361,930

(1)
The computation of diluted EPS does not include 41,259 shares of restricted stock, 763,594 options, 6,240,521 warrants, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 319,500 target performance shares, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 41,060 shares of restricted stock, 794,617 options, 6,240,521 warrants, up to 10,464,491 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 target performance shares, as the effect of their inclusion would have been anti-dilutive.

(6) Stock-based Compensation

On May 28, 2015, the Company amended and restated its 2010 Omnibus Incentive Plan (the “Omnibus Plan”). Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee of the Company's board of directors. The Omnibus Plan provides for an aggregate of 2,700,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan.

As of December 31, 2015, all options to purchase shares of common stock issued by the Company were fully vested. The Company recognized approximately $134,000 in stock-based compensation expense relating to stock options during the three months ended March 31, 2015. The Company incurred additional stock-based compensation expense of approximately $60,100 and $59,000 relating to restricted stock granted to its board of directors during the three months ended March 31, 2016 and 2015, respectively.

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan at the Company’s 2015 annual meeting, which was obtained on May 28, 2015. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 –150% of the target performance shares. During the year ended December 31, 2015, 4,000 of the performance shares were forfeited. The Company evaluates on a quarterly basis whether it is probable that the Company’s financial performance conditions will be achieved. At March 31, 2016 and 2015, the Company determined that it was not probable that the performance conditions would be achieved and as a result, no related expense was recognized for the three months ended March 31, 2016 and 2015, respectively. If issued, the performance shares will be subject to a one year vesting period from the date of issuance.

Options

As of March 31, 2016, options to purchase 763,594 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $8.52 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the three months ended March 31, 2016:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2016	774,394	$8.50	3.47	$—
Options granted	—
Options exercised	—
Options forfeited	(10,800)	$7.22	—
Options expired	—
Options outstanding, March 31, 2016	763,594	$8.52	3.22	$—
Exercisable at March 31, 2016	763,594	$8.52	3.22
Unvested at March 31, 2016	—	—	—	$—

As of March 31, 2016, all outstanding stock options had an exercise price above the fair market value of the common stock on that date.

During the three months ended March 31, 2015, the Company recognized expense of $134,000 related to these options. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

Under the Omnibus Plan, 41,060 shares of restricted stock granted to the Company’s directors during the year ended December 31, 2014 vested during year ended December 31, 2015. The fair value of the vested restricted stock was approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $59,000 related to these 41,060 shares of restricted stock during the three months ended March 31, 2015.

During the year ended December 31, 2015, the Company granted 41,259 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $60,100 related to these 41,259 shares of restricted stock during the three months ended March 31, 2016.

The following table presents the activity of the Company’s unvested shares of restricted stock for the three months ended March 31, 2016:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2016	41,259
Granted	—
Vested	—
Forfeited	—
Outstanding March 31, 2016	41,259

The aggregate intrinsic value of these awards is $165,000 and the remaining weighted average life of these awards is 0.2 years as of March 31, 2016.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares is contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. During the year ended December 31, 2015, 4,000 of the performance shares were forfeited. At March 31, 2016 and 2015, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the three months ended March 31, 2016 and 2015, respectively. If issued, the performance shares will be subject to a one year vesting period from the date of issuance.

The following table presents the activity of the Company’s performance share awards for the three months ended March 31, 2016:

Performance Shares	Number of Shares
Outstanding January 1, 2016	319,500
Awarded	—
Vested	—
Forfeited	—
Outstanding March 31, 2016	319,500

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At March 31, 2016, all 4,240,521 warrants remained outstanding.

In connection with a settlement of class action litigation arising in connection with the investigation by the U.S. Attorney's Office for District of New Hampshire (“USAO”) into the Company's now legacy premium finance business (the “USAO Investigation”), the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April of 2014. The estimated fair value as of the measurement date of such warrants was $5.4 million, which is included in stockholders’ equity. The warrants were distributed in October 2014 and have a five-year term from the date they were distributed to the class participants with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended March 31,
	2016	2015
Total income (loss)	$3	$35
Total expenses	(71)	(291)
Income (loss) before income taxes	(68)	(256)
Income tax benefit	—	(99)
Net income (loss) from discontinued operations, net of income taxes	$(68)	$(157)

(8) Life Settlements (Life Insurance Policies)

The Company accounts for policies it acquires using the fair value method in accordance with ASC 325-30-50 Investments-Other-Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, the initial investment is the loan carrying value. For policies purchased in the secondary or tertiary markets, the initial investment is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in the Statements of Operations in the periods in which the changes occur.

As of March 31, 2016 and December 31, 2015, the Company owned 626 and 632 policies, respectively, with an aggregate estimated fair value of life settlements of $475.4 million and $461.9 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at March 31, 2016 was 9.7 years. The following table describes the Company’s life settlements as of March 31, 2016 (dollars in thousands):

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	—	$—	$—
1 - 2	14	38,073	55,131
2 - 3	15	45,143	81,150
3 - 4	17	19,996	50,054
4 - 5	37	50,102	150,259
Thereafter	543	322,046	2,633,076
Total	626	$475,360	$2,969,670

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2015 was 9.9 years. The following table describes the Company’s life settlements as of December 31, 2015 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0-1	—	$—	$—
1-2	12	28,873	42,988
2-3	17	47,272	84,497
3-4	18	24,450	58,154
4-5	31	42,304	124,720
Thereafter	554	319,026	2,668,993
Total	632	$461,925	$2,979,352

*Based on remaining life expectancy at March 31, 2016 derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See Note 14, "Fair Value Measurements—Life Settlements."

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of March 31, 2016, are as follows (in thousands):

Remainder of 2016	$53,021
2017	77,624
2018	80,289
2019	87,191
2020	91,066
Thereafter	1,036,945
$1,426,136

The amount of $1.43 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

(9) White Eagle Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the White Eagle Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the “Conversion”) and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the White Eagle Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. On November 9, 2015, the White Eagle Revolving Credit Facility was amended. As amended, the White Eagle Revolving Credit Facility may provide earlier participation in the portfolio cash flows if certain loan to value (“LTV”) ratios are achieved as more fully described below under “Amortization & Distributions.” Additionally, the maximum facility limit was reduced from $300.0 million to $250.0 million, and will generally be reduced annually by $25.0 million beginning on April 29, 2019. Additionally, the interest rate under the facility was increased by 50 basis points.

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $250.0 million, subject to borrowing base availability. 435 life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $342.6 million are pledged as collateral under the White Eagle Revolving Credit Facility at March 31, 2016. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At March 31, 2016, $67.9 million was undrawn and $2.5 million was available to borrow under the White Eagle Revolving Credit Facility. This  amount available to borrow is calculated based on and limited to the premium payments and expenses if any,  that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.

Amortization & Distributions. Proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then LTV ratio as follows: (1) if the LTV is equal to or greater than 50%, all remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV is less than 50% but greater than or equal to 25%, 65% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; or (3) if the LTV is less than 25%, 35% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance, in each case, with remaining proceeds (“Excess LTV Payments”) directed to White Eagle for so long as the “Net Total Investment Percentage” exceeds 15% and there are at least 75 policies pledged under the White Eagle Revolving Credit Facility representing 75 distinct insured with any such proceeds to White Eagle decreasing the $76.1 million preference amount (the “preference amount”) that would have been distributed to White Eagle prior to the November 9, 2015 amendment upon the pay down of outstanding indebtedness. Following the satisfaction of the remaining preference payment, 50% of the remaining proceeds will generally be directed to the lenders with the remainder paid to White Eagle and for any unpaid fees to service providers. As of any calculation date, the “Net Total Investment Percentage” is determined by dividing the difference between the preference amount and the aggregate Excess LTV Payments by the outstanding principal amount under the White Eagle Revolving Credit Facility. With respect to approximately 25% of the face amount of policies pledged as collateral under the White Eagle Revolving Credit Facility, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any “catch-up” payments with respect to amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle will instead be held in a designated account controlled by the lenders and may be applied to fund operating and third party expenses, interest and principal, “catch-up” payments or percentage payments that would go to the lenders as described above.

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in “Amortization and Distributions.” Subsequent advances in respect of newly pledged policies are at the discretion of the lenders and the use of proceeds from those advances are at the discretion of the lenders.

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at March 31, 2016 and 2015 was 6.0% and 5.5%, respectively.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Effective with the White Eagle amendment on November 9, 2015, interest is no longer withheld from borrowings by the lender and, therefore, $2.4 million was paid by White Eagle during the three months ended March 31, 2016. For the three months ended March 31, 2015, interest expense was approximately $2.3 million, which included $1.6 million withheld from borrowings by the lender and $619,000 paid by White Eagle.

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

At March 31, 2016, the fair value of the outstanding debt was $182.3 million and the borrowing base was approximately $184.7 million, including $182.1 million in outstanding principal.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At March 31, 2016, approximately $8.3 million included in restricted cash was on account with White Eagle waiting distribution through the waterfall.

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
General & Security. The Red Falcon Revolving Credit Facility provides for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of March 31, 2016, 152 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $596.6 million and an estimated fair value of approximately $118.3 million are pledged as collateral under the Red Falcon Revolving Credit Facility. In connection with the Red Falcon Revolving Credit Facility, the residual interests in Red Falcon have also been pledged.
Borrowing Base & Availability. Revolving credit borrowings are permitted for a five-year period with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110.0 million. At March 31, 2016, $53.6 million was undrawn and $257,000 was available to borrow under the Red Falcon Revolving Credit Facility. This  amount available to borrow is calculated based on and limited to the premium payments and expenses if any,  that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.
Amortization & Distributions. Proceeds from the policies pledged as collateral under the Red Falcon Revolving Credit Facility are distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds are directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the greater of the then outstanding balance of the loan or the initial advance. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then LTV as follows: (1) if the LTV is equal to or greater than 50%, all remaining proceeds will be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV is less than 50% but greater than or equal to 25%, 65% of the remaining proceeds will be directed the lenders to repay the then outstanding principal balance; or (3) if the LTV is less than 25%, 35% of the remaining proceeds will be directed to the lenders to repay the then outstanding principal balance, in each case, with remaining proceeds directed to Red Falcon. To the extent there are not sufficient remaining proceeds in the waterfall to satisfy the amount of required interest and amortization then due, Red Falcon will be required to pay any such shortfall amount.
Initial Advance and Use of Proceeds. Amounts advanced to Red Falcon following effectiveness of the Red Falcon Revolving Credit Facility were approximately $54.0 million with certain of the proceeds used to pay transaction expenses and to purchase the policies pledged as collateral under the Red Falcon Revolving Credit Facility from certain affiliates of the Company, who then made a distribution to the Company which was used to redeem the Company's 12.875% Secured Notes. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral, and to pay the fees of service providers. Subsequent advances in respect of newly pledged policies are at the discretion of the lenders.
Interest. Borrowings under the Red Falcon Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50% and subject to a rate floor of 1.0%. The base rate under the Red Falcon Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective interest rate at March 31, 2016 was 5.5%.
Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Red Falcon Revolving Credit Facility. Interest expense on the facility was $1.0 million.
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
At March 31, 2016, the fair value of the outstanding debt was $57.7 million and the borrowing base was approximately $56.6 million, including $56.4 million in outstanding principal.

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

The Company determined that an embedded conversion option existed in the Convertible Notes that was required to be separately accounted for as a derivative under ASC 815 which required the Company to bifurcate the embedded conversion option, record it as a liability at fair value and record a debt discount by an equal amount. Upon receipt of shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded applicable New York Stock Exchange limits for issuances without shareholder approval, the Company reclassified the embedded conversion derivative liability to equity. The Convertible Notes are recorded at accreted value and will continue to be accreted up to the par value of the Convertible Notes at maturity.

As of March 31, 2016, the carrying value of the Convertible Notes was $57.7 million, net of unamortized debt discounts and origination costs of $11.4 million and $1.7 million, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.

The Company recorded $2.4 million and $2.2 million of interest expense on the Convertible Notes, including $1.5 million, $750,000 and $111,000 and $1.5 million, $614,000 and $91,000 from interest, amortizing debt discounts and origination costs, during the three months ended March 31, 2016 and 2015, respectively.

During three months ended March 31, 2016 the Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)." This standard provides guidance on the balance sheet presentation of debt issuance cost, discount and premiums. See Note 2 "Principles of Consolidation and Basis of Presentation."

(12) 15.00% Senior Secured Notes

On March 11, 2016 (the “Initial Closing Date”), the Company, as issuer, entered into an indenture with Wilmington Trust Company, as indenture trustee. The indenture provides for the issuance of up to $30.0 million in senior secured notes (the "Senior Secured Notes"), of which approximately $21.2 million were issued on the Initial Closing Date with an additional $8.8 million issued on March 24, 2016. The Senior Secured Notes were purchased in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, under the note purchase agreements with certain accredited investors and/or non U.S. persons, including certain members of the Company's board of directors, management and their affiliates who purchased approximately $3.3 million of the Senior Secured Notes issued on the Initial Closing Date.

Interest on the Senior Secured Notes accrues at 15.0% per annum payable quarterly and all Senior Secured Notes will mature on September 14, 2018 (the “Maturity Date”). The Senior Secured Notes may be optionally redeemed in full by at any time and must be redeemed in full upon additional issuances of debt by Emergent Capital, Inc., in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the Senior Secured Notes redeemed up to the date of redemption, and (ii) the present value, as of the date of redemption of all remaining interest payments to the Maturity Date using a discount rate equal to the yield to maturity at the time of computation on the US treasury security with a constant maturity most nearly equal to the period from the redemption date to the Maturity Date plus 50 basis points. Upon a change of control, the Company will be required to make an offer to holders of the Senior Secured Notes to repurchase the Senior Secured Notes at a price equal to 107.5% of their principal amount.

The Senior Secured Notes contain negative covenants restricting additional debt incurred by Emergent Capital, Inc., creation of liens on the collateral securing the Senior Secured Notes, and restrictions on dividends and stock repurchases. The Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company and a pledge of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

During the three months ended March 31, 2016, the Company adopted ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." This standard provides guidance on the balance sheet presentation of debt issuance cost, discount and premiums.

As of March 31, 2016, the carrying value of the Senior Secured Notes was $29.1 million, net of unamortized debt origination costs of $931,000, which is being amortized over the remaining life of the Senior Secured Notes using the effective interest method.
The Company recorded approximately $279,000 of interest expense on the Senior Secured Notes, which includes $215,000 of interest and $65,000 of amortizing debt issuance costs, during the three months ended March 31, 2016.

(13) 12.875% Senior Secured Notes

On November 10, 2014 and January 21, 2015, the Company issued an aggregate of $50.0 million in 12.875% Senior Secured Notes (the "Secured Notes") in two $25.0 million tranches. The Secured Notes were issued at 96% of their face amount and were purchased under a note purchase agreement with the Company and certain subsidiary guarantors by an affiliate of Indaba Capital Management, L.P. in a private transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. Fees and expenses paid by the Company in connection with the initial and subsequent issuances were approximately $1.8 million and $305,000, respectively.
All Secured Notes issued under the indenture were scheduled to mature on November 10, 2017. On July 16, 2015, the Company redeemed all of the outstanding Secured Notes at 106% of their principal amount plus interest up to but excluding November 10, 2015. Approximately $8.8 million was expensed as extinguishment related to the early repayment of the facility in July 2015, including $5.2 million, $171,000, $1.7 million and $1.7 million related to interest and prepayment penalties, unused fees, a write off of debt discounts and write off of issuance costs, respectively.
For the three months ended March 31, 2015, the Company recorded $1.8 million of interest expense on the Secured Notes, including $1.4 million, $128,000, $116,000 and $129,000 for interest, unused fees, amortizing debt discounts and issuance costs, respectively.

(14) Fair Value Measurements

The Company carries life settlements and debt under the Revolving Credit Facilities at fair value as shown in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

Level 1-Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2-Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3-Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of March 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Life settlements	$—	$—	$475,360	$475,360
	$—	$—	$475,360	$475,360

The balances of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$182,311	$182,311
Red Falcon Revolving Credit Facility	—	—	57,660	57,660
	$—	$—	$239,971	$239,971

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Life settlements	$—	$—	$461,925	$461,925
	$—	$—	$461,925	$461,925

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$169,131	$169,131
Red Falcon Revolving Credit Facility			$55,658	$55,658
	$—	$—	$224,789	$224,789

The Company categorizes its investment in life settlement portfolio in two classes, non-premium financed and premium financed. In considering the categories, historically, it has generally believed that market participants would require a lower risk premium for policies that were non-premium financed, while a higher risk premium would be required for policies that were premium financed; the Company believes that this risk premium has been declining.

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 3/31/16	Aggregate death benefit at 3/31/16	Valuation Technique	Unobservable Input (s)	Range (Weighted Average)
Non-premium financed	$96,867	$334,280	Discounted cash flow	Discount rate	15.00%	-	21.00%
				Life expectancy evaluation	(6.3 years)
Premium financed	$378,493	$2,635,390	Discounted cash flow	Discount rate	16.00%	-	24.25%
				Life expectancy evaluation	(10.1 years)
Life settlements	$475,360	$2,969,670	Discounted cash flow	Discount rate	16.92%
				Life expectancy evaluation	(9.7 years)
White Eagle Revolving Credit Facility	$182,311	$2,184,353	Discounted cash flow	Discount rate	19.98%
				Life expectancy evaluation	(9.6 years)
Red Falcon Revolving Credit Facility	$57,660	$596,621	Discounted cash flow	Discount Rate	11.13%
				Life expectancy evaluation	(9.2 years)

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

The Company provides medical records for each insured to independent life expectancy providers (each, an “LE provider”). Each LE provider reviews and analyzes the medical records and identifies all medical conditions it feels are relevant to the life expectancy determination of the insured. Debits and credits are assigned by each LE provider to the individual’s health based on identified medical conditions, which are derived from the experience of mortality attributed to relevant conditions in the portfolio of lives that the LE provider monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor. The mortality factor represents the degree to which the given life can be considered more or less impaired than a life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life relative to the LE provider’s population. Since each provider’s mortality factor is based on its own mortality table, the Company calculates its own factors to apply to the table selected by the Company.

Since the quarter ended September 30, 2012, the Company has used a modified version of the 2008 Valuation Basic Table ("2008 VBT"), a mortality table developed by the U.S. Society of Actuaries (the "SOA"). The mortality table is created based on the expected rates of death among groups categorized by gender, age, and smoking status. Since the Company uses the 2008 VBT, the Company calculates its own mortality factor that, when applied to the 2008 VBT, produces the same life expectancy provided by each LE provider. The resulting mortality factors are then blended to determine a factor for each insured.

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

During the third quarter of 2015, the SOA released tables for an updated Valuation Basic Table (the "2015 VBT"). The Company is continuing to monitor the market reaction to the 2015 VBT. Additionally, the Company will continue to monitor its mortality experience to determine whether future adoption of the 2015 VBT would be an appropriate change to the Company’s valuation technique. The 2015 VBT would suggest a reduced probabilistic cash flow stream from the Company's portfolio over the next several years.

Future changes in the life expectancies could have a material effect on the fair value of the Company’s life settlements, which could have a material adverse effect on its business, financial condition and results of operations

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$400,452	$(74,908)
-	$475,360	—
-6	$555,769	$80,409

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At March 31, 2016, the Company had 18 life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of March 31, 2016:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	19.5%	20.6%	A1	AA-
Lincoln National Life Insurance Company	22.7%	19.6%	A1	AA-

Estimated risk premium

As of March 31, 2016, the Company owned 626 policies with an estimated fair value of $475.4 million. Of these 626 policies, 542 were previously premium financed and are valued using discount rates that range from 16.00% to 24.25%. The remaining 84 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 21.00%. As of March 31, 2016, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 16.92%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
16.42%	-0.50%	$487,116	$11,756
16.92%	—	$475,360	$—
17.42%	+0.50%	$464,107	$(11,253)

Future changes in the discount rates we use to value life insurance policies could have a material effect on the yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.

At the end of each reporting period we re-value the life insurance policies using our valuation model in order to update our estimate of fair value for investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.

White Eagle Revolving Credit Facility— In connection with the White Eagle Revolving Credit Facility, 435 policies are pledged by White Eagle to serve as collateral for its obligations under the facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 9, "White Eagle Revolving Credit Facility," proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall with 50% of the proceeds remaining following the Excess LTV Payments and/or preference amount, as the case may be, being directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the White Eagle Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

Life expectancy sensitivity analysis of the White Eagle Revolving Credit Facility

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$153,975	$(28,336)
	$182,311	—
-6	$212,866	$30,555

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of March 31, 2016 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
19.48%	-0.50%	$186,208	$3,897
19.98%	—	$182,311	$—
20.48%	+0.50%	$178,556	$(3,755)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At March 31, 2016, the fair value of the debt was $182.3 million and the outstanding principal was approximately $182.1 million.
Red Falcon Revolving Credit Facility— In connection with the Red Falcon Revolving Credit Facility, 152 policies are pledged by Red Falcon to serve as collateral for its obligations under the facility. Proceeds from the policies pledged as collateral under the Red Falcon Credit Facility are distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds are directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the loan. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds are to be paid to the lenders to repay the then outstanding principal balance, which will vary depending on the then loan to value ratio as more fully described in Note 10, "Red Falcon Revolving Credit Facility." The Company has elected to account for this long-term debt using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Red Falcon Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
Life expectancy sensitivity analysis of the Red Falcon Revolving Credit Facility

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

If all of the insured lives in the life settlement portfolio pledged under the Red Falcon Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Red Falcon Revolving Credit Facility, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
+6	$55,551	$(2,109)
	$57,660	—
-6	$59,190	$1,530

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

Market interest rate sensitivity analysis of the Red Falcon Revolving Credit Facility

The extent to which the fair value of the Red Falcon Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Red Falcon Revolving Credit Facility as of March 31, 2016 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
10.63%	-0.50%	$58,421	$761
11.13%	—	$57,660	$—
11.63%	+0.50%	$56,918	$(742)

Future changes in the discount rates could have a material effect on the fair value of the Red Falcon Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At March 31, 2016, the fair value of the debt was $57.7 million and the outstanding principal was approximately $56.4 million.

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

In accordance with ASC 815, upon receipt of shareholder approval the Company reclassified the embedded derivative to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. See Note 11, "8.50% Senior Unsecured Convertible Notes." Although the Company believes its valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for three months ended March 31, 2016, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2016	$461,925
Purchase of policies	—
Retained death benefits acquisitions	1,374
Change in fair value	8,388
Matured/lapsed/sold policies	(12,980)
Premiums paid	16,653
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2016	$475,360
Changes in fair value included in earnings for the period relating to assets held at March 31, 2016	$103

The following table provides a roll-forward in the changes in fair value for three months ended March 31, 2016, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2016	$169,131
Draws under the White Eagle Revolving Credit Facility	12,595
Payments on White Eagle Revolving Credit Facility	(2,509)
Unrealized change in fair value	3,094
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2016	$182,311
Changes in fair value included in earnings for period relating to liabilities held at March 31, 2016	$3,094

The following table provides a roll-forward in the changes in fair value for three months ended March 31, 2016, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility:
Balance, January 1, 2016	$55,658
Draws under the Red Falcon Revolving Credit Facility	5,086
Payments on Red Falcon Revolving Credit Facility	(4,086)
Unrealized change in fair value	1,002
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2016	$57,660
Changes in fair value included in earnings for period relating to liabilities held at March 31, 2016	$1,002

The following table provides a roll-forward in the changes in fair value for three months ended March 31, 2015, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consist solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2015	$388,886
Purchase of policies	25,411
Change in fair value	12,912
Matured/sold policies	(13,188)
Premiums paid	15,529
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2015	$429,550
Changes in fair value included in earnings for the period relating to assets held at March 31, 2015	$1,219

The following tables provide a roll-forward in the changes in fair value for the three months ended March 31, 2015, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2015	$145,831
Draws under the White Eagle Revolving Credit Facility	11,562
Payments on White Eagle Revolving Credit Facility	(9,034)
Unrealized change in fair value	4,139
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2015	$152,498
Changes in fair value included in earnings for the period relating to liabilities held at March 31, 2015	$4,139

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2016 and 2015.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, investment in affiliates, Senior Secured Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

(15) Segment Information

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting.

(16) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $231,900, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $104,000 and $94,000 for the three months ended March 31, 2016 and 2015, respectively. Future minimum lease payments for the remainder of 2016 are approximately $176,000.

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

Separation Agreement

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the “Separation Agreement”) with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses including expenses incurred as part of the USAO Investigation and SEC investigation. The Company recognized indemnification expenses of $178,000 and $651,000 during the three months ended March 31, 2016 and 2015, respectively. On December 31, 2015, the Company received a letter from the USAO indicating that the USAO had concluded the USAO Investigation. Accordingly, the Company does not expect to incur advancement or indemnification expenses related to the USAO Investigation going forward.

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

Non-Prosecution Agreement & Indemnification Obligations

On September 27, 2011, the Company was informed that it was being investigated by the U.S. Attorney’s Office for the District of New Hampshire in connection with the Company’s now legacy premium finance loan business. On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the “Non-Prosecution Agreement”) with the USAO.

The Non-Prosecution Agreement had a term of three years and expired in accordance with its terms on April 30, 2015. On December 31, 2015, the Company received a letter from the USAO indicating that the USAO Investigation had formally concluded, that the Company fully complied with all of its obligations under the Non-Prosecution Agreement and that the Company was released from any further obligations under the Non-Prosecution Agreement. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertained to the Company, the Company had continuing cooperation obligations to the USAO and, since entering the Non-Prosecution Agreement, the USAO had been to investigating certain individuals and entities formerly associated with the Company’s legacy premium finance business. Settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation and other contractual obligations required the Company to advance legal fees to and indemnify these individuals and entities.

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

On July 29, 2013, the Company filed a separate complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada ("Imperial Case"), which was subsequently consolidated with the Sun Life Case. The Imperial complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30.0 million in addition to an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint, which was denied by the Court as part of the Order. On February 26, 2015, Sun Life filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit from the Order, which had denied Sun Life’s motion to dismiss. On December 17, 2015, after the matter was fully briefed, the Circuit Court issued an order granting the Company’s motion to dismiss and sent the case back to the District Court. The District Court lifted the stay and ordered Sun Life to file its Answer to the Imperial Case by January 22, 2016. On February 3, 2016, the District Court set a trial date of the Imperial Case for October 31, 2016.

IRS Investigation

The Internal Revenue Service (“IRS”) Criminal Investigation Division notified the Company in February 2014 that it was conducting an investigation related to the Company and its legacy structured settlements business (the “IRS Investigation”). On May 3, 2016, the Company was informed that the IRS Investigation has been closed. The IRS may still refer any civil aspects of this matter to its Collection and Examination functions. If any such referral is made and results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, cash flows and its results of operations. The Company did not establish any provision for losses related to this matter.

Other Litigation

A complaint was filed against the Company’s subsidiary, styled Kenneth Jennings v. Washington Square Financial, LLC d/b/a Imperial Structured Settlements ("Washington Square"), and is currently pending in the United States District Court for the Northern District of Illinois. The plaintiff seeks, in a purported class action, to represent all individuals who sold all or a part of a structured settlement annuity to Washington Square under the Illinois Structured Settlement Protections Act (the “Illinois Act”), where the underlying annuity contract contained an anti-assignment clause, and where a court issued an order under the Illinois Act approving the transaction. The complaint seeks, among other things, a declaration that all such transactions are void and compensatory and punitive damages. The District Court stayed the briefing on the Company’s motion to dismiss until after May 17, 2016. The Company has not established any provision for losses in respect of this matter. A complaint was filed in the United States District Court for the Southern District of New York, against the Company and two of its subsidiaries, styled Michael Lafontant v. Washington Square Financial, LLC, et al. ("Lafontant Complaint"). The Company moved to dismiss the Lafontant Complaint based on contractual arbitration provisions and on February 2, 2016, the District Court stayed the case pending the outcome of arbitration.

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

(17) Stockholders’ Equity

During the second quarter of 2015, the Company issued 6,688,433 shares of common stock pursuant to a rights offering at a price of $5.75 per share.

In connection with the settlement of class litigation, the Company issued warrants to purchase two million shares of the Company’s stock into an escrow account in April 2014 and were distributed in October 2014. The estimated fair value at the measurement date of such warrants was $5.4 million, which is included in stockholder’s equity. The warrants have a five-year term from the date of their distribution with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

The Company has reserved an aggregate of 2,700,000 shares of common stock under its Omnibus Plan, of which 763,594 options to purchase shares of common stock granted to existing employees were outstanding as of March 31, 2016, and 103,112 shares of restricted stock had been granted to directors under the plan with 41,259 shares subject to vesting.

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. During 2015, 4,000 of these shares were forfeited, with 319,500 remaining. The issuance of the performance shares is contingent on the Company’s financial performance as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0% – 150% of the target performance shares. As a result, the Company determined that it is not probable that the performance conditions will be achieved and no related expense was recognized for the three months ended March 31, 2016 and 2015. The performance shares will be subject to a one year vesting period from the date of issuance.

Exclusive of the 319,500 target performance shares awarded to its directors, named executive officers and certain employees, there were 1,819,535 securities remaining for future issuance under the Omnibus Plan as of March 31, 2016.

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months ended March 31, 2016. As of March 31, 2016, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan.

On March 14, 2016, the Company filed a prospectus supplement with the SEC related to the offer and sale from time to time of the Company's common stock at an aggregate offering price of up to $50.0 million through FBR Capital Markets & Co. and MLV & Co. LLC, as distribution agents. Sales of shares of the Company's common stock under the prospectus supplement and the equity distribution agreement entered into with the distribution agents, if any, may be made in negotiated transactions or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. The Company has agreed to pay the distribution agents a commission rate of up to 3% of the gross proceeds from the sale of any shares of common stock sold through the equity distribution agreement. There were no shares of common stock sold under this prospectus supplement during the three months ended March 31, 2016.

(18) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of approximately 0.0% for the three month period ended March 31, 2016 as compared to 31.8% during the same period in 2015. The Company’s quarterly effective income tax rates are based upon the Company’s current estimated annual rate. The Company’s annual effective income tax rate varies based upon the Company’s taxable earnings as well as on a mix of taxable earnings in the various state and foreign jurisdictions.
In December 2015, based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the three month period ended March 31, 2016, the company does not expect that position to change and therefore is not recording any benefit.

In March of 2014, the Company was notified by the IRS of its intention to examine our tax returns for the years ended 2012 and 2013. Tax years prior to 2012 are no longer subject to IRS examination. Various state jurisdiction tax years remain open to examination.

The Company and its subsidiary companies are subject to U.S. federal income tax as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

(19) Subsequent Events

On May 6, 2016, as a reduction in force, the Company reduced its headcount from 31 employees to 25 employees.  Included in this reduction in force, were two of the Company’s executive officers - Richard O’Connell, Jr., Chief Financial Officer and Chief Credit Officer, and Michael Altschuler, General Counsel and Secretary.

On May 6, 2016, Miriam Martinez, the Company’s Senior Vice President of Finance and Operations, became the Company’s Acting Chief Financial Officer and Christopher O’Reilly, the Company’s Associate General Counsel, became the Company’s General Counsel and Secretary.

The Company will incur a onetime severance cost related to this reduction, for the quarter ended June 30, 2016.

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 626 life insurance policies, also referred to as life settlements, with a fair value of approximately $475.4 million and an aggregate death benefit of approximately $3.0 billion at March 31, 2016. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Our indirect subsidiary, White Eagle, is the owner of 435 of these life insurance policies with an aggregate death benefit of approximately $2.2 billion and a fair value of approximately $342.6 million at March 31, 2016. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Additionally, 152 policies, with an aggregate death benefit of approximately $596.6 million and a fair value of approximately $118.3 million at March 31, 2016 were pledged as collateral under the Red Falcon Revolving Credit Facility entered into by Red Falcon, a Delaware statutory trust formed by one of our subsidiary companies. Borrowings under the Revolving Credit Facilities fund the payment of premiums on the life insurance policies that have been pledged as collateral for the respective facilities. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

During the three months ended March 31, 2016, six life insurance policies with face amounts totaling $13.0 million matured, resulting in a net gain of approximately $8.3 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the three months ended March 31, 2016. Of these maturities, two served as collateral under the White Eagle Revolving Credit Facility and four served as collateral under the Red Falcon Revolving Credit Facility. Proceeds from maturities totaling $15.5 million were received during the three months ended March 31, 2016. Of this amount, approximately $3.8 million was utilized to repay borrowings, interest and expenses under the Red Falcon Revolving Credit facility during the three months ended March 31, 2016. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend, subject to our liquidity needs, to selectively deploy capital in both the secondary and tertiary life settlement markets. As we acquire more policies and available cash, our premium payments will increase. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2016 would be $54.6 million. White Eagle and Red Falcon would be eligible to borrow approximately $51.4 million of this amount under the Revolving Credit Facilities to pay premiums on policies secured by the Revolving Credit Facilities with approximately $3.1 million in estimated premiums required to maintain the policies not pledged as collateral under the Revolving Credit Facilities as of March 31, 2016.

During the three months ended March 31, 2016, one of our policies became subject to a cost of insurance increase, resulting in a total of 22 polices impacted since the third quarter of 2015. For the three months ended March 31, 2016, cost of insurance increase for this additional policy caused the fair value of our life settlements to decrease by approximately $1.6 million. Further cost of insurance increases may cause our projected premium payments to significantly increase, adversely affect the loan to value ratios under the Revolving Credit Facilities and otherwise could have an adverse, material effect on our business, results of operations and the value of any affected policies.

During 2015, the U.S. Society of Actuaries released tables for a new Valuation Basic Table, the 2015 VBT. We have not adopted the 2015 VBT although we may do so in the future and are continuing to monitor the market reaction to the 2015 VBT as well as our portfolio’s mortality experience to determine whether future adoption of the 2015 VBT would be an appropriate change to our valuation technique. However, the 2015 VBT would suggest a reduced probabilistic cash flow stream for us over the next several years. Any actual reduction in cash flows would reduce funds available to us from policy proceeds, including from White Eagle and Red Falcon, and would adversely effect our ability to service our indebtedness. Future changes in life expectancies or actuarial tables could have a material adverse effect on the fair value of our life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

During the three months ended March 31, 2016, we issued $30.0 million in senior secured notes (the "Senior Secured Notes"). See Note 12, "15.00% Senior Secured Notes," of the notes to Consolidated Financial Statements.

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

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 14, "Fair Value Measurements" of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 8, "Life Settlements (Life Insurance Policies)" and Note 14, "Fair Value Measurements."

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

The Company determined that an embedded conversion option existed in the Convertible Notes, prior to June 5, 2014, that was required to be separately accounted for as a derivative under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded the New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the conversion derivative liability to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. In subsequent reporting periods, the Convertible Notes will continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. The debt discount will be amortized into interest expense using the interest method, in an aggregate amount equal to the amount of the conversion derivative liability reclassified into equity along with any unamortized transaction costs. See Note 11, "8.50% Senior Unsecured Convertible Notes."

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

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are directly deducted from the carrying amount of the liability in the consolidated balance sheets, are amortized over the life of the related debt using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company's Convertible Notes and Senior Secured Notes. The Company did not recognize any deferred debt costs on the Revolving Credit Facilities given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facilities.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies varies, adjustments to the carrying value of the deferred tax assets and liabilities may be required. Valuation allowances are based on the "more likely than not" criteria of ASC 740.

Our provision for income taxes from continuing operations results in an annual effective tax rate of 0.0% and 31.8% in 2016 and 2015, respectfully, except as noted below. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

In December of 2015, Based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the first quarter of 2016 the Company does not expect that position to change and therefore is not recording any benefit.

In March of 2014, the Company was notified by the IRS of its intention to examine our tax returns for the years ended 2012 and 2013. Tax years prior to 2012 are no longer subject to IRS examination. Various state jurisdiction tax years remain open to examination.

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

Held-for-sale and discontinued operations

The Company reports a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held-for-sale. The Company reports the results of operations of a business as discontinued operations if the business is classified as held-for-sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of a disposal transaction and the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. During the fourth quarter of 2013, the Company sold substantially all of our structured settlements business. As a result, the Company has classified its structured settlement operating results as discontinued operations.

Foreign Currency

The Company owns certain foreign subsidiaries formed under the laws of Ireland, Bahamas and Bermuda. These foreign subsidiaries utilize the U.S. dollar as their functional currency. The foreign subsidiaries' financial statements are denominated in U.S. dollars and therefore, there are no translation gains and losses resulting from translating the financial statements at exchange rates other than the functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiaries' functional currency) are included in income. These gains and losses are immaterial to the Company's financial statements.

Accounting Changes

Note 3, "Recent Accounting Pronouncements," of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2016, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements.

Selected Operating Data (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Period Acquisitions — Policies Owned
Number of policies acquired	—	30
Average age of insured at acquisition	—	86.0
Average life expectancy — Calculated LE (Years)	—	5.0
Average death benefit	$—	$2,798
Aggregate purchase price	$—	$25,411
End of Period — Policies Owned
Number of policies owned	626	632
Average Life Expectancy — Calculated LE (Years)	9.7	10.4
Aggregate Death Benefit	$2,969,670	$3,001,987
Aggregate fair value	$475,360	$429,550
Monthly premium — average per policy	$9.6	$8.2
Period Maturities
Number of policies matured	6	5
Average age of insured at maturity	85	83
Average life expectancy - Calculated LE (Years)	5.5	9.8
Aggregate death benefit	$12,980	$13,188
Gains on maturity	$8,279	$11,685
Proceeds collected	$15,480	$13,000

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

Consolidated Results of Continuing Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net loss from continuing operations for the quarter ended March 31, 2016 was $7.4 million as compared to a net loss of $4.2 million for the same period last year, an increase in net loss of $3.3 million. Our net loss for the quarter ended March 31, 2015 includes approximately $1.9 million related to an income tax benefit.

Total income from continuing operations was $8.5 million for the quarter ended March 31, 2016, a decrease of $4.5 million as compared to total income from continuing operations of $13.0 million during the same period in 2015. Total expenses from continuing operations were $15.9 million for the quarter ended March 31, 2016 compared to total expenses from continuing operations of $19.1 million incurred during the same period in 2015, a decrease of $3.2 million, primarily as a result of a reduction in professional fees and legal expenses.

Change in fair value of life settlements. Change in fair value of life settlements was a gain of approximately $8.4 million for the quarter ended March 31, 2016 compared to a gain of $12.9 million for the same period in 2015, a decrease of $4.5 million. The gain for both years was primarily a result of maturities and increased life settlement values.

During the quarter ended March 31, 2016, six life insurance policies with face amounts totaling $13.0 million matured compared to five policies with face amounts of $13.2 million for the same period in 2015. The net gain of these maturities was $8.3 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarter ended March 31, 2016. Of these maturities, two served as collateral under the White Eagle Revolving Credit Facility and four served as collateral under the Red Falcon Revolving Credit Facility. Proceeds from maturities totaling $15.5 million were received during the quarter ended March 31, 2016. Approximately $3.8 million was utilized to repay borrowings, interest and credit facility expenses under the Red Falcon Revolving Credit Facility during the quarter ended March 31, 2016. The Company recorded a $15.6 million receivable for maturity of life settlements at March 31, 2016 relating to the Revolving Credit Facilities.

As of March 31, 2016, we owned 626 policies with an estimated fair value of $475.4 million compared to 632 policies with an estimated fair value of $461.9 million at December 31, 2015, an increase in estimated fair value of $13.4 million or 3%. Of the 626 policies, 435 policies were pledged to the White Eagle Revolving Credit Facility and 152 policies were pledged to the Red Falcon Revolving Credit Facility. During the three months ended March 31, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 19 policies for approximately $1.4 million. During the three months ended March 31, 2015, the Company acquired 30 life insurance policies that resulted in a gain of approximately $3.4 million. As of March 31, 2016, the aggregate death benefit of our life settlements was $3.0 billion.

Of these 626 policies owned as of March 31, 2016, 542 were previously premium financed and are valued using discount rates that range from 16.00% – 24.25%. The remaining 84 policies are valued using discount rates that range from 15.00% – 21.00%. See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses

Interest expense. Interest expense decreased to $6.1 million during the quarter ended March 31, 2016, compared to $6.3 million during the same period in 2015, a decrease of $228,000 as the Company's outstanding debt increased from $283.9 million at March 31, 2015 to $339.3 million at March 31, 2016. The decrease in interest expense is primarily due to the early repayment of our 12.875% Senior Secured Notes in 2015. Outstanding debt for the quarter ended March 31, 2016 included $182.1 million of outstanding principal on the White Eagle Revolving Credit Facility, $56.4 million on the Red Falcon Revolving Credit Facility, $70.7 million of Convertible Notes and $30.0 million of Senior Secured Notes.
Of the interest expense of $6.1 million for the three months ended March 31, 2016, approximately $2.4 million represents interest paid on the White Eagle Revolving Credit Facility and approximately $1.0 million was attributable to the Red Falcon Revolving Credit Facility. Interest expense on the Convertible Notes totaled $2.4 million, including $1.5 million, $750,000 and $111,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded approximately $279,000 of interest expense on the Senior Secured Notes, including $215,000 and $65,000 from interest and amortizing debt issuance costs, respectively, during the three months ended March 31, 2016.
Of the interest expense of $6.3 million for three months ended March 31, 2015, approximately $2.3 million represents interest paid on the White Eagle Revolving Credit Facility. Interest expense on the Convertible Notes totaled $2.2 million including $1.5 million, $614,000 and $91,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded $1.8 million of interest expense on the Secured Notes, including $1.4 million, $128,000, $116,000 and $129,000 from interest, unused fees, amortizing debt discounts and issuance costs, respectively.
See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," 12, "15.00% Senior Secured Notes," and 13, "12.875% Senior Secured Notes," to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facilities. Change in fair value of the Revolving Credit Facilities was a loss of $4.1 million for the quarters ended March 31, 2016 and March 31, 2015. Of this amount, approximately $3.1 million is attributable to the White Eagle Revolving Credit Facility for the period ended March 31, 2016 compared to $4.1 million for the same period in 2015. This change is mainly attributable to a reduction in the discount rate, offset by increased borrowings and the lengthening of life expectancies of certain insureds' underlying policies pledged as collateral in the facility. The White Eagle Revolving Credit Facility is valued at March 31, 2016 using a discount rate of 19.98% compared to 23.59% for the quarter ended March 31, 2015.

Change in fair value of Revolving Credit Facilities also includes a loss of $1.0 million attributable to the Red Falcon Revolving Credit Facility for the quarter ended March 31, 2016. This change is associated with the election of the fair value option in accounting for the facility and a reduction in the discount rate for the quarter. The Red Falcon Revolving Credit Facility is valued at March 31, 2016 using a discount rate of 11.13%.

See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general and administrative expenses. SG&A expenses were $5.8 million for the quarter ended March 31, 2016 compared to $8.7 million for the same period in 2015. The decrease was primarily a result of a decrease in legal expense of $1.9 million, a decrease in professional fees of $680,000, a decrease in personnel cost of $171,000, a decrease in insurance costs of $102,000 and a decrease in other SG&A expenses of $17,000.

Legal expenses for the quarter ended March 31, 2016 were $1.8 million compared to $3.8 million for the quarter ended March 31, 2015. Of the legal expense, approximately $902,000 is associated with the USAO Investigation, SEC Investigation, IRS Investigation and related matters for the quarter ended March 31, 2016, compared to $1.9 million for the quarter ended March 31, 2015. Amounts for 2015 mainly relate to the USAO Investigation, which was concluded at December 31, 2015. See Note 16, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Results of Discontinued Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net loss from our discontinued structured settlement operations for the quarter ended March 31, 2016 was $68,000 as compared to a net loss of $157,000 for the same quarter in 2015. Total income from our discontinued structured settlement operations was $3,000 compared to $35,000 for the quarter ended March 31, 2016 and 2015, respectively.

Total expenses from our discontinued structured settlement operations were $71,000 for the quarter ended March 31, 2016 compared to $291,000 incurred during the same period in 2015. This decrease was attributable to a $211,000 decrease in legal fees.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facilities, the indentures governing our Convertible Notes and Senior Secured Notes and other financing arrangements.

At March 31, 2016, we had approximately $47.9 million of cash and cash equivalents; of this amount, approximately $32.5 million was available to pay premiums on 39 policies that have not been pledged as collateral under either of the Revolving Credit Facilities and for other overhead expenses, with approximately $15.4 million restricted to the Revolving Credit Facilities. We expect to meet our liquidity needs for the foreseeable future primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the Revolving Credit Facilities, strategic capital market raises, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the three months ended March 31, 2016, we paid $16.7 million in premiums to maintain our policies in force. Of this amount, $12.3 million was paid by White Eagle through its borrowings and $3.3 million was paid by Red Falcon through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facilities has been mitigated, any distributions from available proceeds under the Revolving Credit Facilities will vary based on the respective then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facilities will be distributed to the Company. Additionally, White Eagle and Red Falcon may not borrow under their respective facilities to pay interest and the Red Falcon Credit Facility requires mandatory amortization of the debt under the facility of 8% per annum. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. As we continue to acquire additional life settlement assets, we expect our premium obligations to increase. Assuming no policy maturities, as of March 31, 2016, we expect to pay $3.1 million in premiums during the remainder of 2016 on the 39 policies that have not been pledged under the Revolving Credit Facilities. Additionally, at March 31, 2016, we had $70.7 million and $30.0 million in aggregate principal amount of outstanding Convertible Notes and Senior Secured Notes, which accrued interest at 8.50% and 15.0%, respectively. Interest on the Convertible Notes is due semi-annually and interest on the Senior Secured Notes is due quarterly.

As of March 31, 2016, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $58.6 million, including $902,000 and $1.9 million incurred during the three months ended March 31, 2016 and 2015, respectively. We do not expect to incur material expense related to the USAO Investigation or IRS Investigation in the future. However, we may continue to incur significant expense on the SEC Investigation in future periods, in addition to expenses for general litigation and judicial proceedings over the next year, and possibly beyond. These amounts, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

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
Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which among other items is capped at 60% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At March 31, 2016, $53.6 million was undrawn and $257,000 was available to borrow under the Red Falcon Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 10, "Red Falcon Revolving Credit Facility—Borrowing Base & Availability" of the notes to Consolidated Financial Statements.
At March 31, 2016, the fair value of the debt under the Red Falcon Revolving Credit Facility $57.7 million, the borrowing base was approximately $56.6 million including $56.4 million in outstanding principal. Interest calculated of LIBOR (subject to a floor of 1.0%) plus an applicable margin of 4.5% and required amortization at 8% per annum on the greater of the then outstanding balance of the loan or the initial advance are due monthly. During the three months ended March 31, 2016, required amortization paid was $4.1 million which includes $746,000 paid directly by Red Falcon and $3.3 million from policy proceeds. Interest totaling $980,000 was paid during the quarter ended March 31, 2016 which includes $525,000 paid directly by Red Falcon and $455,000 from policy proceeds.

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

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At March 31, 2016, $67.9 million was undrawn and $2.5 million was available to borrow under the White Eagle Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 9, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the notes to Consolidated Financial Statements.

At March 31, 2016, the fair value of the debt under the White Eagle Revolving Credit Facility was $182.3 million, the borrowing base was approximately $184.7 million including $182.1 million in outstanding principal. Interest calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $2.4 million was paid during the quarter ended March 31, 2016, all of which was paid from policy proceeds. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At March 31, 2016, approximately $8.3 million included in restricted cash was on account with White Eagle waiting distribution through the waterfall.

8.50% Senior Unsecured Convertible Notes

At March 31, 2016, there was $70.7 million in aggregate principal amount of the Company’s 8.50% senior unsecured convertible notes due 2019 outstanding. For a description of the Convertible Notes see Note 11, "8.50% Senior Unsecured Convertible Notes," of the notes to Consolidated Financial Statements.

15.00% Senior Secured Notes

During the quarter ended March 31, 2016, we issued and sold $30.0 million of the Company's 15% Senior Secured Notes due 2018. For a description of the Secured Notes, see Note 12, "15% Senior Secured Notes due 2018" of the notes to Consolidated Financial Statements.

At-The-Market Offering

On March 14, 2016, we filed a prospectus supplement with the SEC related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $50.0 million through FBR Capital Markets & Co. and MLV & Co. LLC, as distribution agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreement entered into with the distribution agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. We have agreed to pay the distribution agents a commission rate of up to 3% of the gross proceeds from the sale of any shares of common stock sold through the equity distribution agreement. There were no shares of our common stock sold under this prospectus supplement three months ended March 31, 2016.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(11,479)	$(13,075)
Investing activities	(1,209)	(26,664)
Financing activities	40,243	24,426
Increase (decrease) in cash and cash equivalents	$27,555	$(15,313)

Operating Activities

During the three months ended March 31, 2016, operating activities used cash of $11.5 million. Our net loss of $7.5 million was adjusted for: change in fair value of life settlement gains of $8.4 million that is mainly attributable to the maturities of six policies; change in fair value of Revolving Credit Facilities loss of $4.1 million mainly attributable to a reduction in the discount rate, offset by increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a net negative change in the components of operating assets and liabilities of $882,000. This $882,000 change in operating assets and liabilities is partially attributable to a $0.3 million decrease in accounts payable and accrued expenses, a $1.4 million increase in other liabilities and a $1.5 million decrease in interest payable for the Convertible Notes.

During the three months ended March 31, 2015, operating activities used cash of $13.1 million. Our net loss of $4.3 million was adjusted for: White Eagle Revolving Credit Facility financing costs and fees of 1.8 million, which represent interest expense and other fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $12.9 million that is mainly attributable to the maturities of five policies; change in fair value of the White Eagle Revolving Credit Facility loss of $4.1 million that is mainly attributable to a reduction in the discount rate used to value the facility and projected early repayment given earlier than projected maturities. These were offset by increased borrowings the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility, deferred income tax benefit of 2.0 million, and a net negative change in the components of operating assets and liabilities of $909,000. This $909,000 change in operating assets and liabilities is partially attributable to a $1.1 million increase in accounts payable and accrued expenses offset by a $1.5 million decrease in interest payable for the Convertible Notes.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $1.2 million and includes proceeds of $15.5 million from maturity of six life settlements. This was offset by $16.7 million for premiums paid on life settlements.

Net cash used in investing activities for the three months ended March 31, 2015 was $26.7 million and includes proceeds of $13.0 million from maturity of five life settlements. This was offset by $15.5 million for premiums paid on life settlements and $23.8 million for purchase of life settlements.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $40.2 million and includes $30.0 million of proceeds from the Senior Secured Notes, $12.4 million of borrowings from the White Eagle Revolving Credit Facility and $5.1 million of borrowings from the Red Falcon Revolving Credit Facility. These were offset by $2.5 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $4.1 million in repayment of borrowings under the Red Falcon Revolving Credit Facility.

Net cash provided by financing activities for the three months ended March 31, 2015 was $24.4 million and includes $23.8 million of net proceeds from 12.875% Secured Notes and $9.7 million of borrowings from the White Eagle Revolving Credit Facility. These were offset by $9.0 million in repayment of borrowings under the White Eagle Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At March 31, 2016, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of March 31, 2016, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of March 31, 2016:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	19.5%	20.6%	A1	AA-
Lincoln National Life Insurance Company	22.7%	19.6%	A1	AA-

Interest Rate Risk

At March 31, 2016, fluctuations in interest rates did not impact interest expense in the life finance business. Both Revolving Credit Facilities accrue interest at LIBOR plus an applicable margin. LIBOR under the White Eagle Revolving Credit Facility is subject to a floor of 1.5% and LIBOR under the Red Falcon Revolving Credit Facility is subject to a floor of 1.0%; the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the floors provided in the Revolving Credit Facilities, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facilities. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact of interest expense for quarter ended March 31, 2016.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of March 31, 2016, we owned life settlements with a fair value of $475.4 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle and Red Falcon under the applicable Revolving Credit Facilities. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of legal proceedings, see “Litigation” under Note 16, “Commitments and Contingencies” to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2015.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months ended March 31, 2016. As of March 31, 2016, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan.

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

Emergent Capital, Inc.

/s/ Miriam Martinez	Acting Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date May 9, 2016

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.	Interactive Data Files

Exhibit 101.INS +	XBRL Instance Document

Exhibit 101.SCH +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF +	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB +	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2

Exhibit 101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document
+    Submitted electronically with this Quarterly Report