Form 10-Q
period 2016-06-30
EMERGENT CAPITAL, INC.
filed 2016-08-03
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

As of August 2, 2016, the Registrant had 27,785,535 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED June 30, 2016

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

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$15,408	$12,946
Cash and cash equivalents (VIE Note 4)	8,648	7,395
Certificates of deposit	7,504	2,501
Prepaid expenses and other assets	1,632	1,017
Deposits - other	1,347	1,347
Deposits - other (VIE Note 4)	210	—
Life settlements, at estimated fair value	12,348	11,946
Life settlements, at estimated fair value (VIE Note 4)	460,698	449,979
Receivable for maturity of life settlements (VIE Note 4)	14,295	18,223
Fixed assets, net	279	322
Investment in affiliates	2,384	2,384
Total assets	$524,753	$508,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,212	$3,051
Accounts payable and accrued expenses (VIE Note 4)	458	419
Other liabilities	411	360
Interest payable - Convertible Notes (Note 11)	2,272	2,272
Convertible Notes, net of discount and deferred debt costs (Note 11)	58,570	56,812
Interest payable - Senior Secured Notes (Note 12)	200	—
Senior Secured Notes, net of discount and deferred debt costs (Note 12)	29,125	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4)	172,361	169,131
Red Falcon Revolving Credit Facility, at estimated fair value (VIE Note 4)	55,082	55,658
Total liabilities	321,691	287,703
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized at June 30, 2016 and December 31, 2015; 28,393,535 issued and 27,785,535 outstanding as of June 30, 2016; 28,130,508 issued and 27,522,508 outstanding at December 31, 2015)	284	281
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of June 30, 2016 and December 31, 2015)	—	—
Treasury Stock, net of cost (608,000 shares as of June 30, 2016 and December 31, 2015)	(2,534)	(2,534)
Additional paid-in-capital	305,567	305,450
Accumulated deficit	(100,255)	(82,840)
Total stockholders’ equity	203,062	220,357
Total liabilities and stockholders’ equity	$524,753	$508,060
 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 8 & 14)	(15,813)	28,002	(7,425)	40,914
Other income	27	32	93	101
Total income (loss)	(15,786)	28,034	(7,332)	41,015
Expenses
Interest expense	7,385	6,600	13,435	12,877
Change in fair value of Revolving Credit Facilities (Notes 9, 10 & 14)	(19,667)	13,552	(15,570)	17,692
Personnel costs	2,274	1,752	3,830	3,480
Legal fees	1,710	3,214	3,528	6,975
Professional fees	1,568	1,382	3,211	3,705
Insurance	194	312	438	658
Other selling, general and administrative expenses	525	578	1,017	1,086
Total expenses	(6,011)	27,390	9,889	46,473
Income (loss) from continuing operations before income taxes	(9,775)	644	(17,221)	(5,458)
Benefit for income taxes	—	(322)	—	(2,260)
Net income (loss) from continuing operations	$(9,775)	$966	$(17,221)	$(3,198)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(127)	(236)	(194)	(492)
(Benefit) provision for income taxes	—	(91)	—	(190)
Net income (loss) from discontinued operations	(127)	(145)	(194)	(302)
Net income (loss)	$(9,902)	$821	$(17,415)	$(3,500)
Basic and diluted income (loss) per share:
Continuing operations	$(0.36)	$0.04	$(0.63)	$(0.15)
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income (loss)	$(0.36)	$0.04	$(0.64)	$(0.16)
Weighted average shares outstanding:
Basic	27,491,768	21,961,034	27,486,508	21,663,137
Diluted	27,491,768	21,964,904	27,486,508	21,663,137
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2016

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2016	28,130,508	$281	608,000	$(2,534)	$305,450	$(82,840)	$220,357
Net income (loss)	—	—	—	—	—	(17,415)	(17,415)
Stock-based compensation	265,212	3	—	—	125	—	128
Retirement of common stock	(2,185)	—	—	—	(8)	—	(8)
Balance, June 30, 2016	28,393,535	$284	608,000	$(2,534)	$305,567	$(100,255)	$203,062
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(17,415)	$(3,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	52	49
Amortization of discount and deferred costs for Convertible Notes	1,758	1,464
Amortization of discount and deferred costs for 15.00% Senior Secured Notes	176	—
Amortization of discount and deferred costs for 12.875% Secured Notes	—	541
Stock-based compensation expense	128	368
Finance cost and fees withheld by borrower	420	3,688
Change in fair value of life settlements	7,425	(40,914)
Unrealized change in fair value of structured settlements	—	(16)
Change in fair value of Revolving Credit Facilities	(15,570)	17,692
Interest income	(23)	(64)
Deferred income tax	—	(2,450)
Change in assets and liabilities:
Deposits - other	(210)	(654)
Structured settlement receivables	—	100
Prepaid expenses and other assets	(461)	(359)
Accounts payable and accrued expenses	186	(1,431)
Other liabilities	65	(805)
Interest payable - Convertible Notes	—	143
Interest payable - 15.00% Senior Secured Notes	200	—
Net cash used in operating activities	(23,269)	(26,148)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(7)	(10)
Certificate of deposit	(5,000)	—
Purchase of life settlements	(1,390)	(25,905)
Premiums paid on life settlements	(34,336)	(31,417)
Proceeds from maturity of life settlements	20,980	19,187
Deposits on purchase of life settlements	—	(808)
Net cash used in investing activities	(19,753)	(38,953)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	25,238	22,225
Repayment of borrowings under White Eagle Revolving Credit Facility	(7,952)	(18,577)
Borrowings under Red Falcon Revolving Credit Facility	8,533	—
Repayment of borrowings under Red Falcon Revolving Credit Facility	(8,014)	—
Proceeds from rights offering	—	38,458
Proceeds from 15.00% Senior Secured Notes	30,000	—
Proceeds from Secured Notes, net	—	23,750
Payment under finance lease obligations	(17)	(17)
15.00% Senior Secured Notes deferred cost	(1,051)	—
12.875% Secured Notes deferred costs	—	(5)
Net cash provided by financing activities	46,737	65,834
Net increase in cash and cash equivalents	3,715	733
Cash and cash equivalents, at beginning of the period	20,341	54,917
Cash and cash equivalents, at end of the period	$24,056	$55,650
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$11,294	$7,408
Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$420	$3,688
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. on February 3, 2011, in connection with the Company’s initial public offering. Effective September 1, 2015, the Company changed its name to Emergent Capital, Inc. (with its subsidiary companies, the “Company” or “Emergent Capital”).

Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 625 life insurance policies, also referred to as life settlements, with a fair value of $473.0 million and an aggregate death benefit of approximately $3.0 billion at June 30, 2016. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 433 of these policies, with an aggregate death benefit of approximately $2.2 billion and a fair value of approximately $340.6 million at June 30, 2016 are pledged under a $250.0 million, revolving credit agreement (the “White Eagle Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP (“White Eagle”). Additionally, 152 policies, with an aggregate death benefit of approximately $599.9 million and a fair value of approximately $120.1 million at June 30, 2016 were pledged as collateral under a $110.0 million, revolving credit agreement (the “Red Falcon Revolving Credit Facility” and, together with the White Eagle Revolving Credit Facility, the “Revolving Credit Facilities”) entered into by Red Falcon Trust (“Red Falcon”), a Delaware statutory trust formed by one of our subsidiary companies. At June 30, 2016, 40 policies owned by the Company, with an aggregate death benefit of approximately $186.3 million and a fair value of $12.3 million were not pledged as collateral under either of the Revolving Credit Facilities.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC (“ISF 2010”), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facilities. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 433 policies, with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $340.6 million and Red Falcon is the owner of 152 policies with an aggregate death benefit of approximately $599.9 million and an estimated fair value of approximately $120.1 million, in each case, at June 30, 2016.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2016. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business for $12.0 million. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of June 30, 2016 and December 31, 2015, and the related consolidated statements of operations for the three months and six months ended June 30, 2016 and 2015, and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 7, “Discontinued Operations,” for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

Derivative Instrument

In February 2014, the Company issued and sold $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the "Convertible Notes"). Prior to shareholder approval on June 5, 2014 to issue shares of common stock upon conversion of the Convertible Notes in excess of New York Stock Exchange limits for share issuances without shareholder approval, the Convertible Notes contained an embedded derivative feature. In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, derivative instruments are recognized as either assets or liabilities on the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract, such as the Convertible Notes, are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determined the fair value of its embedded derivative based upon available market data and unobservable inputs using a Black Scholes pricing model. In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes are recorded at accreted value and will continue to be accreted up to the par value of the Convertible Notes at maturity. See Note 11, "8.50% Senior Unsecured Convertible Notes."

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

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB and the International Accounting Standards Board (“IASB”) standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Following the deferral, in March 2016 the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which aims to clarify the implementation guidance on principal versus agent considerations. The amendments in this Update do not change the core principle of the guidance in No. 2014-09. The effective date and transition requirements of ASU No. 2016-08 are the same as the effective date and transitions requirements of Update 2014-09. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern." The standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This guidance focuses on a reporting company’s consolidation evaluation to determine whether they should consolidate certain legal entities. This guidance is effective for annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company has determined that this guidance does not have an impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30)." This standard provides guidance on the balance sheet presentation for debt issuance costs and debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016. The adoption of this ASU did not result in changes to the consolidated statements of operations, stockholders' equity, or statement of cash flows. In transitioning the application of this guidance, retrospective application to all periods presented in the consolidated financial statements has been performed.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes," which aligns the FASB and the IASB standard for financial statement presentation of deferred income taxes. To simplify the presentation of deferred income taxes, this standard requires that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments." Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the "clearly and closely related" criterion). The guidance in this ASU intends to resolve the diversity in practice resulting from the application of the existing four-step decision sequence defined in ASC 815-15-25-42 to call (put) options that can accelerate the repayment of principal on a debt instrument if they meet the clearly and closely related criterion by clarifying that an entity is required to perform only the four-step decision sequence. The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period, as long as any adjustment is reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact that the adoption of ASU 2016-06 will have on our consolidated financial statements or related disclosures.

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

(4) Consolidation of Variable Interest Entities

The Company evaluates its interests in variable interest entities ("VIEs") on an ongoing basis and consolidates those VIEs in which it has a controlling financial interest and is thus deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be potentially significant to the VIE.

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of June 30, 2016 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
June 30, 2016	$483,851	$227,901	$2,384	$2,384
December 31, 2015	$475,597	$225,208	$2,384	$2,384

As of June 30, 2016, 433 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $340.6 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015.

As of June 30, 2016, 152 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $599.9 million and an estimated fair value of approximately $120.1 million were pledged as collateral under the Red Falcon Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated Red Falcon in its financial statements for the six months ended June 30, 2016 and the year ended December 31, 2015.

(5) Earnings Per Share

As of June 30, 2016 and 2015, there were 28,393,535 and 28,130,508 shares of common stock issued, respectively, and 27,785,535 and 28,130,508 shares of common stock outstanding, respectively. Outstanding shares as of June 30, 2016 have been adjusted to reflect 608,000 treasury shares. There were no treasury shares as of June 30, 2015.

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

The following table reconciles actual basic and diluted earnings per share for the three months and six months ended June 30, 2016 and 2015 (in thousands except share and per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016(1)	2015(2)	2016(1)	2015(3)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(9,775)	$966	$(17,221)	$(3,198)
Net income (loss) from discontinued operations	(127)	(145)	(194)	(302)
Net income (loss)	$(9,902)	$821	$(17,415)	$(3,500)
Basic and diluted income (loss) per common share:
Basic and diluted income (loss) from continuing operations	$(0.36)	$0.04	$(0.63)	$(0.15)
Basic and diluted income (loss) from discontinued operations	—	—	(0.01)	(0.01)
Basic and diluted income (loss) per share available to common shareholders	$(0.36)	$0.04	$(0.64)	$(0.16)
Denominator:
Basic	27,491,768	21,961,034	27,486,508	21,663,137
Add: Restricted stock	—	3,870	—	—
Diluted	27,491,768	21,964,904	27,486,508	21,663,137

(1)
The computation of diluted EPS does not include 265,212 shares of restricted stock, 763,594 options, 6,240,521 warrants, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS includes 3,870 incremental shares of restricted stock, but does not include 794,617 options, 6,240,521 warrants, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 performance shares for the three months ended June 30, 2015, as the effect of their inclusion would have been anti-dilutive.

(3)
The computation of diluted EPS did not include 41,259 shares of restricted stock, 794,617 options, 6,240,521 warrants, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 performance shares, as the effect of their inclusion would have been anti-dilutive.

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

Options

As of December 31, 2015, all options to purchase shares of common stock issued by the Company were fully vested. The Company recognized approximately $104,000 and $237,000 in stock-based compensation expense relating to stock options during the three months and six months ended June 30, 2015, respectively.

As of June 30, 2016, options to purchase 763,594 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $8.52 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the six months ended June 30, 2016:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2016	774,394	$8.50	3.47	$—
Options granted	—
Options exercised	—
Options forfeited	(10,800)	$7.22	—
Options expired	—
Options outstanding, June 30, 2016	763,594	$8.52	2.97	$—
Exercisable at June 30, 2016	763,594	$8.52	2.97
Unvested at June 30, 2016	—	—	—	$—

As of June 30, 2016, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred additional stock-based compensation expense of approximately $68,000 and $71,000 relating to restricted stock granted to its board of directors and certain employees during the three months ended June 30, 2016 and 2015, respectively, and approximately $128,000 and $131,000 during the six months ended June 30, 2016 and 2015, respectively.

Under the Omnibus Plan, 41,060 shares of restricted stock granted to the Company’s directors during 2014 vested during the quarter ended June 30, 2015. The fair value of the vested restricted stock was approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $49,000 and $108,000, respectively, related to these 41,060 shares of restricted stock during the three months and six months ended June 30, 2015.

Under the Omnibus Plan, 41,259 shares of restricted stock granted to the Company’s directors during 2015 vested during the quarter ended June 30, 2016. The fair value of the vested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $43,000 and $22,000 related to these 41,259 shares of restricted stock during the three months ended June 30, 2016 and 2015, respectively, and $103,000 and $22,000 during the six months ended June 30, 2016 and 2015, respectively.

During the quarter ended June 30, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $19,000 related to these 65,212 shares of restricted stock during the three months and six months ended June 30, 2016.

During the quarter ended June 30, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $6,000, related to these 200,000 shares of restricted stock during the three months and six months ended June 30, 2016.

The following table presents the activity of the Company’s unvested shares of restricted stock for the six months ended June 30, 2016:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2016	41,259
Granted	265,212
Vested	(41,259)
Forfeited	—
Outstanding June 30, 2016	265,212

The aggregate intrinsic value of the awards of 65,212 and 200,000 is $218,000 and $672,000, respectively, and the remaining weighted average life of these awards is 0.92 years and 1.98 years, respectively as of June 30, 2016.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares was contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. During the year ended December 31, 2015, 4,000 of the performance shares were forfeited. At June 30, 2016 and 2015, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the three months and six months ended June 30, 2016 and 2015, respectively. Given that the Company's financial performance goal was not achieved at June 30, 2016, the performance shares have been forfeited.

The following table presents the activity of the Company’s performance share awards for the six months ended June 30, 2016:

Performance Shares	Number of Shares
Outstanding January 1, 2016	319,500
Awarded	—
Vested	—
Forfeited	(319,500)
Outstanding June 30, 2016	—

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At June 30, 2016, all 4,240,521 warrants remained outstanding.

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

(7) Discontinued Operations

On October 25, 2013, the Company sold substantially all of the operating assets comprising its structured settlement business to Majestic Opco L.L.C pursuant to an Asset Purchase Agreement. No structured settlement receivables were sold and no on-balance sheet liabilities were transferred in connection with the sale.

As a result of the sale of its structured settlements business, the Company reclassified its structured settlement business operating results as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total income (loss)	$3	$38	$6	$73
Total expenses	(130)	(274)	(200)	(565)
Income (loss) before income taxes	(127)	(236)	(194)	(492)
Income tax benefit	—	(91)	—	(190)
Net income (loss) from discontinued operations, net of income taxes	$(127)	$(145)	$(194)	$(302)

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

As of June 30, 2016 and December 31, 2015, the Company owned 625 and 632 policies, respectively, with an aggregate estimated fair value of life settlements of $473.0 million and $461.9 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at June 30, 2016 was 9.4 years. The following table describes the Company’s life settlements as of June 30, 2016 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	2	$9,657	$11,631
1 - 2	18	52,326	77,733
2 - 3	10	27,945	48,890
3 - 4	25	29,125	82,332
4 - 5	36	50,540	146,546
Thereafter	534	303,453	2,599,256
Total	625	$473,046	$2,966,388
*Based on remaining life expectancy at June 30, 2016 derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See Note 14, "Fair Value Measurements—Life Settlements."

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
*Based on remaining life expectancy at December 31, 2015 derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See Note 14, "Fair Value Measurements—Life Settlements."

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of June 30, 2016, are as follows (in thousands):

Remainder of 2016	$36,830
2017	80,448
2018	83,506
2019	90,751
2020	95,012
Thereafter	972,026
$1,358,573

The amount of $1.36 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

(9) White Eagle Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the White Eagle Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the “Conversion”) and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the White Eagle Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. On November 9, 2015, the White Eagle Revolving Credit Facility ("White Eagle Amendment") was amended. As amended, the White Eagle Revolving Credit Facility may provide earlier participation in the portfolio cash flows if certain loan to value (“LTV”) ratios are achieved as more fully described below under “Amortization & Distributions.” Additionally, the maximum facility limit was reduced from $300.0 million to $250.0 million, and will generally be reduced annually by $25.0 million beginning on April 29, 2019. Additionally, the interest rate under the facility was increased by 50 basis points.

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $250.0 million, subject to borrowing base availability. 433 life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $340.6 million are pledged as collateral under the White Eagle Revolving Credit Facility at June 30, 2016. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At June 30, 2016, $60.3 million was undrawn and $2.8 million was available to borrow under the White Eagle Revolving Credit Facility. This amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.

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

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances in respect of newly pledged policies are at the discretion of the lenders.

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective rate at June 30, 2016 and 2015 was 6.0% and 5.5%, respectively.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Effective with the White Eagle Amendment on November 9, 2015, interest is no longer withheld from borrowings by the lender and, therefore, $2.8 million was paid by White Eagle during the three months ended June 30, 2016 compared to interest expense of $2.3 million during the three months ended June 30, 2015, which included $1.7 million withheld from borrowings by the lender and $622,000 paid by White Eagle. During the six months ended June 30, 2016, approximately $5.2 million in interest expense was paid by White Eagle, compared to interest expense of $4.6 million for the six months ended June 30, 2015 which included $3.3 million withheld from borrowings by the lender and $1.2 million paid by White Eagle.

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

At June 30, 2016, the fair value of the outstanding debt was $172.4 million and the borrowing base was approximately $192.4 million, which includes $189.7 million of outstanding principal.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At June 30, 2016, approximately $5.5 million included in restricted cash was on account with White Eagle waiting distribution through the waterfall.

(10) Red Falcon Revolving Credit Facility

Effective July 16, 2015, Red Falcon Trust ("Red Falcon"), a Delaware statutory trust formed by Blue Heron Designated Activity Company (“Blue Heron”), a wholly-owned Irish subsidiary of the Company, entered into a revolving loan and security agreement (together with its ancillary documents, the “Red Falcon Revolving Credit Facility”) with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent (the "Agent").
General & Security. The Red Falcon Revolving Credit Facility provides for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of June 30, 2016, 152 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $599.9 million and an estimated fair value of approximately $120.1 million are pledged as collateral under the Red Falcon Revolving Credit Facility. In connection with the Red Falcon Revolving Credit Facility, the residual interests in Red Falcon have also been pledged.
Borrowing Base & Availability. Revolving credit borrowings are permitted for a five-year period with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110.0 million. At June 30, 2016, $54.0 million was undrawn and $307,000 was available to borrow under the Red Falcon Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.
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
Interest. Borrowings under the Red Falcon Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50% and subject to a rate floor of 1.0%. The base rate under the Red Falcon Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. The effective interest rate at June 30, 2016 was 5.5%.
Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Red Falcon Revolving Credit Facility. Interest expense on the facility was $939,000 for the three months ended June 30, 2016 and $1.9 million for the six months ended June 30, 2016.
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
At June 30, 2016, the fair value of the outstanding debt was $55.1 million and the borrowing base was approximately $56.3 million, which includes $56.0 million of outstanding principal.

Subsequent to the quarter end, Red Falcon entered into an amendment to its revolving loan and security agreement. Pursuant to the amendment, six additional policies and additional portions of 20 policies that were previously pledged in part as collateral under the initial credit agreement were pledged in an additional policy advance. See Note 19, "Subsequent Event."

(11) 8.50% Senior Unsecured Convertible Notes

In February 2014, the Company issued $70.7 million in an aggregate principal amount of 8.50% senior unsecured convertible notes due 2019. The Convertible Notes were issued pursuant to an indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee. Two members of the Company’s Board of Directors, Messrs. Dakos and Goldstein, are affiliated with Bulldog Investors, LLC, who purchased $9.2 million of the Convertible Notes.

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

The Convertible Notes are convertible into shares of common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Initially, the Convertible Notes were convertible into shares of common stock at a conversion rate of 147.9290 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $6.76 per share of common stock). In the second quarter of 2015, the conversion rate was adjusted to 151.7912 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $6.59 per share of common stock) in connection with anti-dilution adjustment triggered by a rights offering that resulted in the issuance of 6,688,433 shares of the Company’s common stock.

The Company may not redeem the Convertible Notes prior to February 15, 2017. On and after such date, and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if the Company calls the Convertible Notes for redemption, a make-whole fundamental charge will be deemed to occur. As a result, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for holders who convert their notes prior to the redemption date.

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

As of June 30, 2016, the carrying value of the Convertible Notes was $58.6 million, net of unamortized debt discounts and origination costs of $10.6 million and $1.6 million, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.

The Company recorded $2.4 million and $2.3 million of interest expense on the Convertible Notes, including $1.5 million, $782,000 and $116,000 and $1.5 million, $661,000 and $98,000 from interest, amortizing debt discounts and origination costs, during the three months ended June 30, 2016 and 2015, respectively.

The Company recorded $4.8 million and $4.5 million of interest expense on the Convertible Notes, including $3.0 million, $1.5 million and $227,000 and $3.0 million, $1.3 million and $189,000 from interest, amortizing debt discounts and origination costs, during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016 the Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)." This standard provides guidance on the balance sheet presentation of debt issuance cost, discount and premiums. See Note 2 "Principles of Consolidation and Basis of Presentation."

(12) 15.00% Senior Secured Notes

On March 11, 2016 (the "Initial Closing Date"), the Company, as issuer, entered into an indenture with Wilmington Trust Company, as indenture trustee. The indenture provides for the issuance of up to $30.0 million in senior secured notes (the "Senior Secured Notes"), of which approximately $21.2 million were issued on the Initial Closing Date with an additional $8.8 million issued on March 24, 2016. The Senior Secured Notes were purchased in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, under the note purchase agreements with certain accredited investors and/or non U.S. persons, including certain members of the Company's board of directors, management and their affiliates, who purchased approximately $3.3 million of the Senior Secured Notes issued on the Initial Closing Date.

Interest on the Senior Secured Notes accrues at 15.0% per annum payable quarterly and all Senior Secured Notes will mature on September 14, 2018 (the "Maturity Date"). The Senior Secured Notes may be optionally redeemed in full at any time and must be redeemed in full upon additional issuances of debt by Emergent Capital, Inc., in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the Senior Secured Notes redeemed up to the date of redemption, and (ii) the present value, as of the date of redemption of all remaining interest payments to the Maturity Date using a discount rate equal to the yield to maturity at the time of computation on the US treasury security with a constant maturity most nearly equal to the period from the redemption date to the Maturity Date plus 50 basis points. Upon a change of control, the Company will be required to make an offer to holders of the Senior Secured Notes to repurchase the Senior Secured Notes at a price equal to 107.5% of their principal amount.

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

During the three months ended June 30, 2016, the Company adopted ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." This standard provides guidance on the balance sheet presentation of debt issuance cost, discount and premiums.

As of June 30, 2016, the carrying value of the Senior Secured Notes was $29.1 million, net of unamortized debt origination costs of $875,000, which is being amortized over the remaining life of the Senior Secured Notes using the effective interest method.
The Company recorded approximately $1.2 million of interest expense on the Senior Secured Notes, which includes $1.1 million of interest and $111,000 of amortizing debt issuance costs, during the three months ended June 30, 2016.
The Company recorded approximately $1.5 million of interest expense on the Senior Secured Notes, which includes $1.4 million of interest and $176,000 of amortizing debt issuance costs, during the six months ended June 30, 2016.

(13) 12.875% Senior Secured Notes

On November 10, 2014 and January 21, 2015, the Company issued an aggregate of $50.0 million in 12.875% Senior Secured Notes (the "Secured Notes") in two $25.0 million tranches. The Secured Notes were issued at 96% of their face amount. Fees and expenses paid by the Company in connection with the initial and subsequent issuances were approximately $1.8 million and $305,000, respectively.
All Secured Notes issued under the indenture were scheduled to mature on November 10, 2017. On July 16, 2015, the Company redeemed all of the outstanding Secured Notes at 106% of their principal amount plus interest up to November 10, 2015. Approximately $8.8 million was expensed as extinguishment related to the early repayment of the facility in July 2015, including $5.2 million, $171,000, $1.7 million and $1.7 million related to interest and prepayment penalties, unused fees, a write off of debt discounts and write off of issuance costs, respectively.
For the three months ended June 30, 2015, the Company recorded $2.0 million of interest expense on the Secured Notes, including $1.6 million, $126,000, $147,000 and $149,000 for interest, unused fees, amortizing debt discounts and issuance costs, respectively.
For the six months ended June 30, 2015, the Company recorded $3.8 million of interest expense on the Secured Notes, including $3.0 million, $255,000, $264,000 and $277,000 for interest, unused fees, amortizing debt discounts and issuance costs, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of June 30, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Life settlements	$—	$—	$473,046	$473,046
	$—	$—	$473,046	$473,046

The balances of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$172,361	$172,361
Red Falcon Revolving Credit Facility	—	—	55,082	55,082
	$—	$—	$227,443	$227,443

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Life settlements	$—	$—	$461,925	$461,925
	$—	$—	$461,925	$461,925

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$169,131	$169,131
Red Falcon Revolving Credit Facility			$55,658	$55,658
	$—	$—	$224,789	$224,789

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 6/30/16	Aggregate death benefit at 6/30/16	Valuation Technique	Unobservable Input (s)	Range (Weighted Average)
Non-premium financed	$101,757	$335,203	Discounted cash flow	Discount rate	15.00%	-	21.00%
				Life expectancy evaluation	(5.9 years)
Premium financed	$371,289	$2,631,185	Discounted cash flow	Discount rate	16.00%	-	22.00%
				Life expectancy evaluation	(9.8 years)
Life settlements	$473,046	$2,966,388	Discounted cash flow	Discount rate	16.49%
				Life expectancy evaluation	(9.4 years)
White Eagle Revolving Credit Facility	$172,361	$2,180,147	Discounted cash flow	Discount rate	19.90%
				Life expectancy evaluation	(9.3 years)
Red Falcon Revolving Credit Facility	$55,082	$599,947	Discounted cash flow	Discount Rate	11.06%
				Life expectancy evaluation	(8.9 years)

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

The Company provides medical records for each insured to independent life expectancy providers (each, an "LE provider"). Each LE provider reviews and analyzes the medical records and identifies all medical conditions it feels are relevant to the life expectancy determination of the insured. Debits and credits are assigned by each LE provider to the individual’s health based on identified medical conditions, which are derived from the experience of mortality attributed to relevant conditions in the portfolio of lives that the LE provider monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor. The mortality factor represents the degree to which the given life can be considered more or less impaired than a life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life relative to the LE provider’s population. Since each provider’s mortality factor is based on its own mortality table, the Company calculates its own factors to apply to the table selected by the Company.

The Company calculates mortality factors so that when applied to the mortality table selected by the Company, the resulting LE equals the LE provided by each LE provider. The resulting mortality factors are then blended to determine a factor for each insured.

A mortality curve is then generated based on the calculated mortality factors and the rates from the Company selected mortality table to generate the best estimated probabilistic cash flow stream. The net present value of the cash flows is then calculated to determine the policy value.

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

Since the quarter ended September 30, 2012, and prior to June 30, 2016, the Company used the 2008 Valuation Basic tables, smoker distinct ("2008 VBT"), mortality tables developed by the U.S. Society of Actuaries (the "SOA"). The mortality tables are created based on the expected rates of death among different groups categorized by factors such as age and gender.

During 2015, the U.S. Society of Actuaries released new versions of the Valuation Basic Tables, the ("2015 VBT"). The 2015 VBT has a significant increase in exposure and number of claims over the 2008 VBT and is believed to be a better fit for the life settlement industry and is becoming more widely accepted. During the quarter ended June 30, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams. The resulting impact is approximately $17.6 million reduction in the fair value of our life settlements.

Future changes in the life expectancies could have a material adverse effect on the fair value of the Company’s life settlements, which could have a material adverse effect on its business, financial condition and results of operations

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$394,432	$(78,614)
-	$473,046	—
-6	$557,416	$84,370

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

At one time, due to the Company’s association with the USAO Investigation and certain civil litigation involving the Company, the Company believed that, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. However, since the Company entered into a non-prosecution agreement, investors have required less of a risk premium to transact in policies associated with the Company’s legacy premium finance business. With passage of time, and resolution of litigations, the Company now believes investors no longer require a greater risk premium for policies associated with the Company's premium finance business than the risk premium otherwise required for policies that were premium financed. In general, the Company believes that the risk premium an investor would require to transact in a policy that has been premium financed versus a policy without premium financing is lessening in the current market environment and further expects that, with the passage of time, investors will continue to require less of a risk premium to transact in policies associated that had been premium financed.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At June 30, 2016, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of June 30, 2016:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	17.9%	20.5%	A1	AA-
Lincoln National Life Insurance Company	23.5%	19.6%	A1	AA-

Estimated risk premium

As of June 30, 2016, the Company owned 625 policies with an estimated fair value of $473.0 million. Of these 625 policies, 540 were previously premium financed and are valued using discount rates that range from 16.00% to 22.00%. The remaining 85 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 21.00%. As of June 30, 2016, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 16.49%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
15.99%	-0.50%	$486,171	$13,125
16.49%	—	$473,046	$—
16.99%	+0.50%	$460,480	$(12,566)

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

White Eagle Revolving Credit Facility— In connection with the White Eagle Revolving Credit Facility, 433 policies are pledged by White Eagle to serve as collateral for its obligations under the facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 9, "White Eagle Revolving Credit Facility," proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall with 50% of the proceeds remaining following the Excess LTV Payments and/or preference amount, as the case may be, being directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the White Eagle Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

During the quarter ended June 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams, which resulted in an increase in borrowings. The resulting impact is approximately $14.7 million positive change in fair value of the White Eagle Revolving Credit Facility.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$141,389	$(30,972)
	$172,361	—
-6	$204,533	$32,172

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of June 30, 2016 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
19.40%	-0.50%	$176,692	$4,331
19.90%	—	$172,361	$—
20.40%	+0.50%	$168,194	$(4,167)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At June 30, 2016, the fair value of the debt was $172.4 million and the outstanding principal was approximately $189.7 million.
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

During the quarter ended June 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams, which resulted in an increase in borrowings. The resulting impact is approximately $1.0 million positive change in fair value of the Red Falcon Revolving Credit Facility.

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

If all of the insured lives in the life settlement portfolio pledged under the Red Falcon Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Red Falcon Revolving Credit Facility, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
+6	$52,375	$(2,707)
	$55,082	—
-6	$57,062	$1,980

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

Market interest rate sensitivity analysis of the Red Falcon Revolving Credit Facility

The extent to which the fair value of the Red Falcon Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Red Falcon Revolving Credit Facility as of June 30, 2016 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
10.56%	-0.50%	$55,950	$868
11.06%	—	$55,082	$—
11.56%	+0.50%	$54,236	$(846)

Future changes in the discount rates could have a material effect on the fair value of the Red Falcon Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At June 30, 2016, the fair value of the debt was $55.1 million and the outstanding principal was approximately $56.0 million.

Convertible Notes—The Company determined that an embedded conversion option in the Convertible Notes was required to be separately accounted for as a derivative under Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815"). ASC 815 required the Company to bifurcate the embedded conversion option and record it as a liability at fair value and reduce the debt liability by a corresponding discount of an equivalent amount. The Company used a Black Scholes pricing model that incorporates present valuation techniques and reflect both the time value and the intrinsic value of the embedded conversion option to approximate the fair value of the conversion derivative liability at the end of each reporting period. This model required assumptions as to expected volatility, dividends, terms, and risk free rates.

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

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for six months ended June 30, 2016, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2016	$461,925
Purchase of policies	16
Retained death benefits acquisitions	1,374
Change in fair value*	(7,425)
Matured/lapsed/sold policies	(17,180)
Premiums paid	34,336
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2016	$473,046
Changes in fair value included in earnings for the period relating to assets held at June 30, 2016	$(18,182)

*Change in the mortality curve after adoption of 2015 VBT resulted in approximately $17.6 million reduction in the fair value of our life settlements.

The following table provides a roll-forward in the changes in fair value for six months ended June 30, 2016, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2016	$169,131
Draws under the White Eagle Revolving Credit Facility	25,587
Payments on White Eagle Revolving Credit Facility	(7,952)
Unrealized change in fair value	(14,405)
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2016	$172,361
Changes in fair value included in earnings for period relating to liabilities held at June 30, 2016	$(14,405)

The following table provides a roll-forward in the changes in fair value for six months ended June 30, 2016, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility:
Balance, January 1, 2016	$55,658
Draws under the Red Falcon Revolving Credit Facility	8,603
Payments on Red Falcon Revolving Credit Facility	(8,014)
Unrealized change in fair value	(1,165)
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2016	$55,082
Changes in fair value included in earnings for period relating to liabilities held at June 30, 2016	$(1,165)

The following table provides a roll-forward in the changes in fair value for six months ended June 30, 2015, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consist solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2015	$388,886
Purchase of policies	27,535
Change in fair value	40,914
Matured/sold policies	(49,766)
Premiums paid	31,417
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2015	$438,986
Changes in fair value included in earnings for the period relating to assets held at June 30, 2015	$2,598

The following tables provide a roll-forward in the changes in fair value for the six months ended June 30, 2015, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2015	$145,831
Draws under the White Eagle Revolving Credit Facility	25,912
Payments on White Eagle Revolving Credit Facility	(18,577)
Unrealized change in fair value	17,692
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2015	$170,858
Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2015	$17,692

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2016 and 2015.

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

(16) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $231,900, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $104,000 and $103,000 for the three months ended June 30, 2016 and 2015, respectively. Future minimum lease payments for the remainder of 2016 are approximately $118,000.

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

Separation Agreement

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the "Separation Agreement") with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses including expenses incurred as part of the USAO Investigation and SEC investigation. The Company recognized indemnification expenses of $251,000 and $822,000 during the three months ended June 30, 2016 and 2015, respectively, and $429,000 and $1.5 million during the six months ended June 30, 2016 and 2015. On December 31, 2015, the Company received a letter from the USAO indicating that the USAO had concluded the USAO Investigation. Accordingly, the Company does not expect to incur advancement or indemnification expenses related to the USAO Investigation going forward.

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

Non-Prosecution Agreement & Indemnification Obligations

On September 27, 2011, the Company was informed that it was being investigated by the U.S. Attorney’s Office for the District of New Hampshire in connection with the Company’s now legacy premium finance loan business. On April 30, 2012, the Company entered into a Non-Prosecution Agreement (the "Non-Prosecution Agreement") with the USAO.

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

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada ("Sun Life") filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, entitled Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. ("Sun Life Case"), asserting, among other things, that at least 28 life insurance policies issued by Sun Life and owned by the Company through certain of its subsidiary companies were invalid. The Sun Life complaint, as amended, asserted the following claims: (1) violations of the federal Racketeer Influenced and Corrupt Organizations ("RICO") Act, (2) conspiracy to violate the RICO Act, (3) common law fraud, (4) aiding and abetting fraud, (5) civil conspiracy to commit fraud, (6) tortious interference with contractual obligations, and (7) a declaration that the policies issued were void. Following the filing of a motion by the Company to dismiss the Sun Life Case, on December 9, 2014, counts (2), (4), (5), (6) and (7) of the Sun Life Case were dismissed with prejudice. The Company then filed a motion for summary judgment on the remaining counts. On February 4, 2015, the Court issued an order (the "Order") granting the Company’s motion for summary judgment on counts (1) and (3), resulting in the Company prevailing on all counts in the Sun Life Case.

On July 29, 2013, the Company filed a separate complaint against Sun Life in United States District Court for the Southern District of Florida, entitled Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada ("Imperial Case"), which was subsequently consolidated with the Sun Life Case. The Imperial complaint asserts claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and seeks a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The complaint also seeks compensatory damages of no less than $30.0 million in addition to an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint, which was denied by the Court as part of the Order. On February 26, 2015, Sun Life filed a Notice of Appeal from the Order to the United States Court of Appeals for the Eleventh Circuit, which had denied Sun Life’s motion to dismiss. On December 17, 2015, after the matter was fully briefed, the Circuit Court issued an order granting the Company’s motion to dismiss and sent the case back to the District Court. The District Court lifted the stay and ordered Sun Life to file its Answer to the Imperial Case by January 22, 2016. On February 3, 2016, the District Court set a trial date of the Imperial Case for October 31, 2016.

IRS Investigation

The Internal Revenue Service (“IRS”) Criminal Investigation Division notified the Company in February 2014 that it was conducting an investigation related to the Company and its legacy structured settlements business (the "IRS Investigation"). On May 3, 2016, the Company was informed that the IRS Investigation has been closed. The IRS may still refer any civil aspects of this matter to its Collection and Examination functions. If any such referral is made and results in a determination by the IRS that the Company had failed to comply with any of its obligations under the Internal Revenue Code or regulations thereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, and fines or other liabilities, that could have a material adverse effect on the Company, its personnel, its financial condition, cash flows and its financial results of operations. The Company has not established any provision for losses related to this matter.

Other Litigation

A complaint was filed against the Company’s subsidiary, styled Kenneth Jennings v. Washington Square Financial, LLC d/b/a Imperial Structured Settlements ("Washington Square"), and is currently pending in the United States District Court for the Northern District of Illinois. The plaintiff seeks, in a purported class action, to represent all individuals who sold all or a part of a structured settlement annuity to Washington Square under the Illinois Structured Settlement Protections Act (the “Illinois Act”), where the underlying annuity contract contained an anti-assignment clause, and where a court issued an order under the Illinois Act approving the transaction. The complaint seeks, among other things, a declaration that all such transactions are void and compensatory and punitive damages. To date, the District Court has made no rulings with respect to whether the claims raised in the complaint state a cause of action. The Company has not established any provision for losses in respect of this matter.

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

The Company has reserved an aggregate of 2,700,000 shares of common stock under its Omnibus Plan, of which 763,594 options to purchase shares of common stock granted to existing employees were outstanding as of June 30, 2016, and 116,871 shares of restricted stock had been granted to directors under the plan with 265,212 shares subject to vesting. There were 1,754,323 securities remaining for future issuance under the Omnibus Plan as of June 30, 2016.

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months ended June 30, 2016 or six months ended June 30, 2016. As of June 30, 2016, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan. However, the Company's Senior Secured Notes restrict the Company from repurchasing its common stock if the Company has less than $20 million in cash and cash equivalents.

On March 14, 2016, the Company filed a prospectus supplement with the SEC related to the offer and sale from time to time of the Company's common stock at an aggregate offering price of up to $50.0 million through FBR Capital Markets & Co. and MLV & Co. LLC, as distribution agents. Sales of shares of the Company's common stock under the prospectus supplement and the equity distribution agreement entered into with the distribution agents, if any, may be made in negotiated transactions or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. The Company has agreed to pay the distribution agents a commission rate of up to 3% of the gross proceeds from the sale of any shares of common stock sold through the equity distribution agreement. There were no shares of common stock sold under this prospectus supplement during the three months and six months ended June 30, 2016.

(18) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of approximately 0.0% for the six month period ended June 30, 2016 as compared to 41.2% during the same period in 2015. The Company’s quarterly effective income tax rates are based upon the Company’s current estimated annual rate. The Company’s annual effective income tax rate varies based upon the Company’s taxable earnings, as well as on a mix of taxable earnings in the various state and foreign jurisdictions.
In December 2015, based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the six month period ended June 30, 2016, the Company does not expect that position to change and therefore is not recording any benefit.

In March of 2014, the Company was notified by the IRS of its intention to examine our tax returns for the years ended 2012 and 2013. Tax years prior to 2012 are no longer subject to IRS examination. Various state jurisdiction tax years remain open to examination.

The Company and its subsidiary companies are subject to U.S. federal income tax, as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

(19) Subsequent Events

Effective July 15, 2016, Red Falcon entered into a first amendment to its revolving loan and security agreement with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent.  Upon the closing of the amendment, six additional policies and additional portions of 20 policies that were previously pledged in part as collateral under the initial credit agreement were pledged for an additional policy advance.  Amounts advanced to Red Falcon following effectiveness of the amendment to the credit agreement were approximately $3.0 million.
On August 1, 2016, the Company initiated a formal process to explore strategic alternatives in response to receiving a number of unsolicited inquiries from several interested parties. The Company’s Board of Directors has formed a special committee whose mandate is to review and consider strategic alternatives and to make recommendations to the full Board of Directors. Some of the possible strategic alternatives the special committee may consider are a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets, a joint venture, and a recapitalization. In addition, FBR Capital Markets & Co. has been engaged as financial advisor to the Company.

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 625 life insurance policies, also referred to as life settlements, with a fair value of approximately $473.0 million and an aggregate death benefit of approximately $3.0 billion at June 30, 2016. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Our indirect subsidiary, White Eagle, is the owner of 433 of these life insurance policies with an aggregate death benefit of approximately $2.2 billion and a fair value of approximately $340.6 million at June 30, 2016. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Additionally, 152 policies, with an aggregate death benefit of approximately $599.9 million and a fair value of approximately $120.1 million at June 30, 2016 were pledged as collateral under the Red Falcon Revolving Credit Facility entered into by Red Falcon, a Delaware statutory trust formed by one of our subsidiary companies. Borrowings under the Revolving Credit Facilities fund the payment of premiums on the life insurance policies that have been pledged as collateral for the respective facilities. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

During the six months ended June 30, 2016, eight life insurance policies with face amounts totaling $17.2 million matured, resulting in a net gain of approximately $10.8 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the six months ended June 30, 2016. Of these maturities, four served as collateral under the White Eagle Revolving Credit Facility and four served as collateral under the Red Falcon Revolving Credit Facility. Proceeds from maturities totaling $21.0 million were received during the six months ended June 30, 2016. Of this amount, approximately $7.6 million was utilized to repay borrowings, interest and expenses under the Red Falcon Revolving Credit facility and $8.3 million under the White Eagle Revolving Credit Facility during the six months ended June 30, 2016. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend, subject to our liquidity needs, to selectively deploy capital in both the secondary and tertiary life settlement markets. As we acquire more policies and available cash, our premium payments will increase. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2016 would be $37.5 million. White Eagle and Red Falcon would be eligible to borrow approximately $35.4 million of this amount under the Revolving Credit Facilities to pay premiums on policies secured by the Revolving Credit Facilities with approximately $2.1 million in estimated premiums required to maintain the policies not pledged as collateral under the Revolving Credit Facilities as of June 30, 2016.

Subsequent to the period ended, Red Falcon entered into an amendment to its revolving loan and security agreement. With the amendment, six additional policies and additional portions of 20 policies that were previously pledged in part as collateral under the initial Credit Agreement were pledged in an additional policy advance. This has reduced the Company's portion of estimated premiums for the remainder of 2016 by $532,000. See Note 19, "Subsequent Event."

During the three months ended June 30, 2016, two of our policies became subject to a cost of insurance increase, resulting in a total of 24 polices impacted since the third quarter of 2015. For the three and six months ended June 30, 2016, cost of insurance increase for these additional policies caused the fair value of our life settlements to decrease by approximately $1.3 million and $3.2 million, respectively and approximately $7.6 million since the third quarter of 2015. Further cost of insurance increases may cause our projected premium payments to significantly increase, adversely affect the loan to value ratios under the Revolving Credit Facilities and otherwise could have an adverse, material effect on our business, results of operations and the value of any affected policies.

During 2015, the U.S. Society of Actuaries released new versions of the Valuation Basic Tables, the ("2015 VBT"). The 2015 VBT has a significant increase in exposure and number of claims over the 2008 VBT and is believed to be a better fit for the life settlement industry and is becoming more widely accepted. During the quarter ended June 30, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams for both the life settlement assets and the revolving credit facilities. The resulting impact is approximately $17.6 million reduction in the fair value of the life settlements, and approximately $15.7 million gain for the change in fair value of the Revolving Credit Facilities with a net impact on the consolidated statement of operations of approximately $1.9 million for the three months ended June 30, 2016.

This reduction in cash flows may reduce funds available to us from policy proceeds, including from White Eagle and Red Falcon, and may adversely affect our ability to service our indebtedness. Future changes in life expectancies or actuarial tables could have a material adverse effect on the fair value of our life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Company determined that an embedded conversion option existed in the Convertible Notes, prior to June 5, 2014, that was required to be separately accounted for as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded the New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the conversion derivative liability to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. In subsequent reporting periods, the Convertible Notes will continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. The debt discount will be amortized into interest expense using the interest method, in an aggregate amount equal to the amount of the conversion derivative liability reclassified into equity along with any unamortized transaction costs. See Note 11, "8.50% Senior Unsecured Convertible Notes."

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

Our provision for income taxes from continuing operations results in an annual effective tax rate of 0.0% and 41.2% in 2016 and 2015, respectfully, except as noted below. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

In December of 2015, based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the second quarter of 2016 the Company does not expect that position to change and therefore is not recording any benefit.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Period Acquisitions — Policies Owned
Number of policies acquired	1	8	1	38
Average age of insured at acquisition	90.3	79.7	90.3	85.0
Average life expectancy — Calculated LE (Years)	2.3	7.2	2.3	5.4
Average death benefit	$690	$2,105	$690	$2,652
Aggregate purchase price	$16	$2,125	$16	$27,535
End of Period — Policies Owned
Number of policies owned	625	633	625	633
Average Life Expectancy — Calculated LE (Years)	9.4	10.2	9.4	10.2
Aggregate Death Benefit	$2,966,388	$2,982,416	$2,966,388	$2,982,416
Aggregate fair value	$473,046	$438,986	$473,046	$438,986
Monthly premium — average per policy	$10.3	$8.4	$10.3	$8.4
Period Maturities
Number of policies matured	2	7	8	12
Average age of insured at maturity	88.9	84.2	85.9	83.9
Average life expectancy - Calculated LE (Years)	3.7	6.7	5.1	7.5
Aggregate death benefit	$4,200	$36,580	$17,180	$49,768
Gains on maturity	$2,485	$26,134	$10,764	$37,820
Proceeds collected	$5,500	$6,187	$20,980	$19,187

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

Results of Continuing Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net loss from continuing operations for the quarter ended June 30, 2016 was $9.8 million as compared to net income of $1.0 million for the same period last year, an increase in net loss of $10.7 million. Our net income for the quarter ended June 30, 2015 includes approximately $322,000 in income tax benefit.

During the quarter ended June 30, 2016, total income from continuing operations was a loss of $15.8 million compared to total income from continuing operations of $28.0 million during the same period in 2015, a decrease of $43.8 million.

Income for the three months ended June 30, 2015 was higher due to the maturity of seven policies with a net gain of approximatively $26.1 million compared to two policies with a net gain of approximatively $2.5 million for three months ended June 30, 2016.

Our income for the three months ended June 30, 2016 was significantly impacted by the adoption of the 2015 VBT, which resulted in a reduction in the fair value of life settlements of approximately $17.6 million.

Total expenses from continuing operations resulted in income of $6.0 million for the quarter ended June 30, 2016 due to a $19.7 million gain for the change in fair value of the Revolving Credit Facilities, a decrease of $33.4 million compared to total expenses from continuing operations of $27.4 million incurred during the same period in 2015.

Our expense for the three months ended June 30, 2016 was significantly impacted by a $15.7 million gain for the change in fair value of the Revolving Credit Facilities which is associated with the adoption of the 2015 VBT.

Change in fair value of life settlements. Change in fair value of life settlements was a loss of approximately $15.8 million for the quarter ended June 30, 2016 compared to a gain of $28.0 million for the same period in 2015, a decrease of $43.8 million.

During the quarter ended June 30, 2016, two life insurance policies with face amounts totaling $4.2 million matured compared to seven policies with face amounts of $36.6 million for the same period in 2015. The net gain of these maturities was $2.5 million and $26.1 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarter ended June 30, 2016 and 2015, respectively. Of these maturities, both served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $5.5 million were received during the quarter ended June 30, 2016. Approximately $3.7 million and $8.3 million in policy proceeds received during the first quarter of 2016 was utilized to repay borrowings, interest and credit facility expenses under the Red Falcon and White Eagle Revolving Credit Facilities, respectively, during the quarter ended June 30, 2016. The Company recorded a $14.3 million receivable for maturity of life settlements at June 30, 2016 relating to the Revolving Credit Facilities.

During the quarter ended June 30, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams. This change in the mortality curve resulted in a reduction in the fair value of the life settlements of approximately $17.6 million for the three months ended June 30, 2016.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insured lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved therefore lengthening their life expectancies relative to the prior life expectancies.

The change in fair value was positively impacted due to a reduction in estimated risk premium which drives our discount rate. The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including credit exposure of the insurance company that issued the life insurance policy, our estimated risk premium an investor in the policy would require among other factors. In considering these factors, at June 30, 2016, the Company determined that the weighted average discount rate calculated based on death benefit was 16.49%, compared to 17.02% at December 31, 2015 and 16.92% at March 31, 2016, this resulted in a positive impact for the change in fair value of our life settlement for the three months ended June 30, 2016.

As of June 30, 2016, we owned 625 policies with an estimated fair value of $473.0 million compared to 632 policies with an estimated fair value of $461.9 million at December 31, 2015, an increase in estimated fair value of $11.1 million or 2%. Of the 625 policies, 433 policies were pledged to the White Eagle Revolving Credit Facility and 152 policies were pledged to the Red Falcon Revolving Credit Facility. We acquired one life insurance policy that resulted in a gain of approximately $262,000 during the quarter ended June 30, 2016, compared to eight life insurance policies during the same period in 2015 that resulted in a gain of approximately $975,000. As of June 30, 2016, the aggregate death benefit of our life settlements was approximately $3.0 billion.

Of these 625 policies owned as of June 30, 2016, 540 were previously premium financed and are valued using discount rates that range from 16.00% – 22.00%. The remaining 85 policies are valued using discount rates that range from 15.00% – 21.00%.

See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses

Interest expense. Interest expense increased to $7.4 million during the quarter ended June 30, 2016, compared to $6.6 million during the same period in 2015, an increase of $785,000 as the Company's outstanding debt increased from $288.7 million at June 30, 2015 to $346.4 million at June 30, 2016. The increase in interest expense is primarily due to the interest expense on the Red Falcon Revolving Credit Facility and the Senior Secured Notes in 2016. Outstanding debt for the quarter ended June 30, 2016 included $189.7 million of outstanding principal on the White Eagle Revolving Credit Facility, $56.0 million on the Red Falcon Revolving Credit Facility, $70.7 million of Convertible Notes and $30.0 million of Senior Secured Notes.
Of the interest expense of $7.4 million for the three months ended June 30, 2016, approximately $2.8 million represents interest paid on the White Eagle Revolving Credit Facility and approximately $939,000 was attributable to the Red Falcon Revolving Credit Facility. Interest expense on the Convertible Notes totaled $2.4 million, including $1.5 million, $782,000 and $116,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded approximately $1.2 million of interest expense on the 15.00% Senior Secured Notes, including $1.1 million and $111,000 from interest and amortizing debt issuance costs, respectively, during the quarter ended June 30, 2016.
Of the interest expense of $6.6 million for three months ended June 30, 2015, approximately $2.3 million represents interest paid on the White Eagle Revolving Credit Facility which included $1.7 million withheld from borrowings by the lender and $622,000 paid by White Eagle. Interest expense on the Convertible Notes totaled $2.3 million including $1.5 million, $661,000 and $98,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded $2.0 million of interest expense on the 12.875% Senior Secured Notes, including $1.6 million, $126,000, $147,000 and $149,000 from interest, unused fees, amortizing debt discounts and issuance costs, respectively.
See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," 12, "15.00% Senior Secured Notes," and 13, "12.875% Senior Secured Notes," to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facilities. Change in fair value of the Revolving Credit Facilities was a gain of $19.7 million for the quarter ended June 30, 2016 compared to a loss of $13.6 million for the quarter ended June 30, 2015. The change in fair value of Revolving Credit Facilities includes a gain of approximately $17.5 million attributable to the White Eagle Revolving Credit Facility for the period ended June 30, 2016 compared to a $13.6 million loss for the same period in 2015.

During the quarter ended June 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams, which resulted in increase in borrowings. The resulting impact is a positive change in fair value for the White Eagle Revolving Credit Facility of approximately $14.7 million, and is shown as a reduction to our expenses on the statement of operations for the three months ended June 30, 2016. The White Eagle Revolving Credit Facility is valued at June 30, 2016 using a discount rate of 19.90% compared to 23.64% for the quarter ended June 30, 2015.

Change in fair value of Revolving Credit Facilities also includes a gain of $2.2 million attributable to the Red Falcon Revolving Credit Facility for the quarter ended June 30, 2016.

The change resulting from the Company's adoption of the 2015 VBT resulted in a positive change in fair value for the Red Falcon Revolving Credit Facility of approximately $1.0 million and is shown as a reduction to our expenses on the statement of operations for the three months ended June 30, 2016. The Red Falcon Revolving Credit Facility is valued at June 30, 2016 using a discount rate of 11.06%.

The fair value was also impacted by increased borrowings, cost of insurance increases, and the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facilities, which was offset by a slight decrease in the discount rates.

See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general and administrative expenses. SG&A expenses were $6.3 million for the quarter ended June 30, 2016 compared to $7.2 million for the same period in 2015. The decrease was primarily a result of a reduction in legal expense of

$1.5 million, a decrease in insurance costs of $118,000 and a decrease in other SG&A expenses of $53,000 which is offset by an increase in professional fees of $186,000 and an increase in personnel cost of $522,000.

During the quarter, as part of a reduction in force, the Company reduced its headcount from 31 employees to 25 employees inclusive of two executives. The expense associated with this reduction was approximately $992,000 for the three months ended June 30, 2016.

Legal expenses for the quarter ended June 30, 2016 were $1.7 million compared to $3.2 million for the quarter ended June 30, 2015. Of the legal expense, approximately $746,000 is associated with the USAO Investigation, SEC Investigation, IRS Investigation and related matters for the quarter ended June 30, 2016, compared to $2.3 million for the quarter ended June 30, 2015. Amounts for 2015 mainly relate to the USAO Investigation, which was concluded at December 31, 2015. See Note 16, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Results of Discontinued Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net loss from our discontinued structured settlement operations for the quarter ended June 30, 2016 was $127,000 as compared to a net loss of $145,000 for the same quarter in 2015. Total income from our discontinued structured settlement operations was $3,000 compared to $38,000 for the quarter ended June 30, 2016 and 2015, respectively.

Total expenses from our discontinued structured settlement operations were $130,000 for the quarter ended June 30, 2016 compared to $274,000 incurred during the same period in 2015. This decrease was primarily attributable to an $180,000 decrease in legal fees.

Results of Continuing Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net loss from continuing operations for the six months ended June 30, 2016 was $17.2 million as compared to a net loss of $3.2 million for the six months ended June 30, 2015, an increase of $14.0 million.

For the six months ended June 30, 2016, total income from continuing operations was a loss of $7.3 million, a reduction of $48.3 million compared to total income from continuing operations of $41.0 million during the same period in 2015.

Income for the six months ended June 30, 2015 was significantly higher due to the maturity of 12 policies with a net gain of approximatively $37.8 million compared to eight policies with a net gain of approximatively $10.8 million for six months ended June 30, 2016.

Our income was significantly impacted by the adoption of the 2015 VBT, which resulted in a reduction in fair value of life settlements of approximately $17.6 million.

Total expenses from continuing operations were $9.9 million for the six months ended June 30, 2016 compared to total expenses from continuing operations of $46.5 million incurred during the same period in 2015, a decrease of $36.6 million.

Our expense was significantly impacted by a $15.7 million gain for the change in fair value of the Revolving Credit Facilities which is associated with the adoption of the 2015 VBT.

Our net loss for the six months ended June 30, 2015 includes an income tax benefit of approximately $2.3 million. There was no income tax benefit recognized during the six months ended June 30, 2016.

Change in Fair Value of Life Settlements. Change in fair value of life settlements was a loss of approximately $7.4 million for the six months ended June 30, 2016 compared to a gain of $40.9 million for the six months ended June 30, 2015, a decrease of $48.3 million.

During the six months ended June 30, 2016, eight life insurance policies with face amounts totaling $17.2 million matured compared to 12 policies with face amounts totaling $49.8 million for the same period in 2015. The net gain of these maturities was $10.8 million and $37.8 million for 2016 and 2015, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively. Four of these maturities served as collateral under the White Eagle Revolving Credit Facility and four served as collateral under the Red Falcon Revolving Credit Facility. Proceeds from maturities totaling $21.0 million were received during the six months ended June 30, 2016. Of this amount, approximately $13.3 million and $7.6 million was utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility and Red Falcon Revolving Credit Facility, respectively, during the six months ended June 30, 2016. The Company also recorded a $14.3 million receivable for maturity of life settlements at June 30, 2016.

During the quarter ended June 30, 2016, Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The resulting impact is a reduction in the fair value of the life settlements of approximately $17.6 million for the six months ended June 30, 2016.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insured lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved therefore lengthening their life expectancies relative to the prior life expectancies.

The change in fair value was positively impacted due to a reduction in estimated risk premium which drives our discount rate. The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including credit exposure of the insurance company that issued the life insurance policy, our estimated risk premium an investor in the policy would require among other factors. In considering these factors, at June 30, 2016, the Company determined that the weighted average discount rate calculated based on death benefit was 16.49%, compared to 17.02% at December 31, 2015 and 16.92% at March 31, 2016, this resulted in a positive impact for the change in fair value of our life settlement for the six months ended June 30, 2016.

As of June 30, 2016, we owned 625 policies with an estimated fair value of $473.1 million compared to 632 policies with a fair value of $461.9 million at December 31, 2015, an increase of $11.1 million or 2%. Of the 625 policies, 433 policies were pledged to the White Eagle Revolving Credit Facility and 152 policies were pledged to the Red Falcon Revolving Credit Facility. During the six months ended June 30, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 20 policies for approximately $1.4 million. In addition, we acquired one life insurance policy for the period, which resulted in a gain of approximately $262,000 during the six months ended June 30, 2016 compared to 38 policies acquired which resulted in a gain of $4.3 million during the same period in 2015. As of June 30, 2016, the aggregate death benefit of our life settlements was approximately $3.0 billion.

Of these 625 policies owned as of June 30, 2016, 540 were previously premium financed and are valued using discount rates that range from 16.00% to 22.00%. The remaining 85 policies are valued using discount rates that range from 15.00% to 21.00%.
See Note 14, Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses

Interest expense. Interest expense increased to $13.4 million during the six months ended June 30, 2016, compared to $12.9 million during the same period in 2015, an increase of $558,000 as the Company's outstanding debt increased from $288.7 million at June 30, 2015 to $346.4 million at June 30, 2016. Outstanding debt for the six months ended June 30, 2016 included $189.7 million of outstanding principal on the White Eagle Revolving Credit Facility, $56.0 million on the Red Falcon Revolving Credit Facility, $70.7 million of Convertible Notes and $30.0 million of Senior Secured Notes.

Of the interest expense of $13.4 million for the six months ended June 30, 2016, approximately $5.2 million represents interest paid on the White Eagle Revolving Credit Facility and approximately $1.9 million was attributable to the Red Falcon Revolving Credit Facility. Interest expense on the Convertible Notes totaled $4.8 million, including $3.0 million, $1.5 million, and $227,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded approximately $1.5 million of interest expense on the Senior Secured Notes, including $1.4 million and $176,000 from interest and amortizing debt issuance costs, respectively, during the six months ended June 30, 2016.

Of the interest expense of $12.9 million during the six months ended June 30, 2015, approximately $4.6 million represents interest paid on the White Eagle Revolving Credit Facility, which included $3.3 million withheld from borrowings by the lender and $1.2 million paid by White Eagle. Interest expense on the Convertible Notes totaled $4.5 million, including $3.0 million, $1.3 million and $189,000 representing interest, amortization of debt discount and issuance costs, respectively. We recorded $3.8 million of interest expense on the Secured Notes, including $3.0 million, $255,000, $264,000, and $277,000 from interest, unused fees, amortization of debt discounts and issuance costs, respectively, during the six months ended June 30, 2015.

See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," 12, "15.00% Senior Secured Notes," and 13, "12.875% Senior Secured Notes," to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facilities. Change in fair value of Revolving Credit Facilities was a gain of approximately $15.6 million for the six months ended June 30, 2016 compared to a loss of approximately $17.7 million for the six months ended June 30, 2015. Of this amount, approximately $14.4 million is attributable to the White Eagle Revolving Credit Facility.

During the quarter ended June 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The resulting impact is a positive change in fair value of the White Eagle Revolving Credit Facility of approximately $14.7 million. This amount is shown as a reduction to our expenses on the statement of operations for the six months ended June 30, 2016. The White Eagle Revolving Credit Facility is valued at June 30, 2016 using discount rates of 19.90% compared to 23.64% for the quarter ended June 30, 2015.

Change in fair value of Revolving Credit Facility also includes a gain of $1.2 million attributable to the Red Falcon Revolving Credit Facility for the six months ended June 30, 2016.

The change resulting from the Company's adoption of the 2015 VBT resulted in a positive change in fair value of the Red Falcon Revolving Credit Facility of approximately $1.0 million. This amount is shown as a reduction to our expenses on the statement of operations for the six months ended June 30, 2016. The Red Falcon Revolving Credit Facility is valued at June 30, 2016 using a discount rate of 11.06%.

The fair value was also impacted by increased borrowings, cost of insurance increases, and the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facilities which was offset by a slight decrease in the discount rates. See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general and administrative expenses. SG&A expenses were $12.0 million for the six months ended June 30, 2016 compared to $15.9 million for the same period in 2015. The decrease was primarily a result of a decrease in legal expense of $3.4 million, a decrease in professional fees of $494,000, a decrease in insurance costs of $220,000 and a decrease in other SG&A expenses of $69,000, and was partially offset by an increase in personnel cost of $350,000.

During the quarter, as part of a reduction in force, the Company reduced its headcount from 31 employees to 25 employees inclusive of two executives. The expense associated with this reduction was approximately $992,000 for the six months ended June 30, 2016.

Legal expenses for the six months ended June 30, 2016 were $3.5 million compared to $7.0 million for the six month period ended June 30, 2015. Of the legal expense, approximately $1.6 million is associated with the USAO Investigation, SEC Investigation, IRS Investigation and related matters for the six months ended June 30, 2016, compared to $4.2 million for the same period ended June 30, 2015. Amounts for 2015 mainly relate to the USAO Investigation, which was concluded at December 31, 2015. See Note 16, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Results of Discontinued Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net loss from our discontinued structured settlement operations for the six months ended June 30, 2016 was $194,000 as compared to a net loss of $302,000 for the same period in 2015. Total income from our discontinued structured settlement operations was $6,000 compared to $73,000 for the six months ended June 30, 2016 and 2015, respectively.

Net loss for the six months ended June 30, 2015 includes an income tax benefit of $190,000. There was no income tax benefit recorded during the six months ended June 30, 2016

Total expenses from our discontinued structured settlement operations were $200,000 for the six months ended June 30, 2016 compared to $565,000 incurred during the same period in 2015. This decrease was primarily attributable to a $390,000 decrease in legal fees.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facilities, the indentures governing our Convertible Notes and Senior Secured Notes and other financing arrangements.

At June 30, 2016, we had approximately $24.1 million of cash and cash equivalents; of this amount, approximately $15.4 million was available to pay premiums on 40 policies that have not been pledged as collateral under either of the Revolving Credit Facilities and for other overhead expenses, with approximately $8.6 million restricted to the Revolving Credit Facilities. We expect to meet our liquidity needs for the foreseeable future primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the Revolving Credit Facilities, strategic capital market raises, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the six months ended June 30, 2016, we paid $34.3 million in premiums to maintain our policies in force. Of this amount, approximately $24.8 million was paid by White Eagle through its borrowings and $7.3 million was paid by Red Falcon through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facilities has been mitigated, any distributions from available proceeds under the Revolving Credit Facilities will vary based on the respective then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facilities will be distributed to the Company. Additionally, White Eagle and Red Falcon may not borrow under their respective facilities to pay interest and the Red Falcon Credit Facility requires mandatory amortization of the debt under the facility of 8% per annum. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. As we continue to acquire additional life settlement assets, we expect our premium obligations to increase. Assuming no policy maturities, as of June 30, 2016, we expect to pay $2.1 million in premiums during the remainder of 2016 on the 40 policies that have not been pledged under the Revolving Credit Facilities. Additionally, at June 30, 2016, we had $70.7 million and $30.0 million in aggregate principal amount of outstanding Convertible Notes and Senior Secured Notes, which accrued interest at 8.50% and 15.0%, respectively. Interest on the Convertible Notes is due semi-annually and interest on the Senior Secured Notes is due quarterly.

As of June 30, 2016, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $59.4 million, including $746,000 and $2.3 million incurred during the three months ended June 30, 2016 and 2015, respectively and $1.6 million and $4.2 million incurred during the six months ended June 30, 2016 and 2015. We do not expect to incur material expense related to the USAO Investigation or IRS Investigation in the future. However, we may continue to incur significant expense on the SEC Investigation in future periods, in addition to expenses for general litigation and judicial proceedings over the next year, and possibly beyond. These amounts, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

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
Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which among other items is capped at 60% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At June 30, 2016, $54.0 million was undrawn and $307,000 was available to borrow under the Red Falcon Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 10, "Red Falcon Revolving Credit Facility—Borrowing Base & Availability" of the notes to Consolidated Financial Statements.
At June 30, 2016, the fair value of the debt under the Red Falcon Revolving Credit Facility $55.1 million, the borrowing base was approximately $56.3 million including $56.0 million in outstanding principal. Interest calculated of LIBOR (subject to a floor of 1.0%) plus an applicable margin of 4.5% and required amortization at 8% per annum on the greater of the then outstanding balance of the loan or the initial advance are due monthly. During the three months ended June 30, 2016, required amortization paid was $3.9 million, which includes $725,000 paid directly by Red Falcon and $3.2 million from policy proceeds. Interest totaling $939,000 was paid during the quarter ended June 30, 2016, which includes $479,000 paid directly by Red Falcon and $460,000 from policy proceeds.

Subsequent to quarter end, Red Falcon entered into an amendment to its revolving loan and security agreement. Pursuant to the amendment, 6 additional policies and additional portions of 20 policies that were previously pledged in part as collateral under the initial credit agreement were pledged in an additional policy advance. This has reduced the Company's portion of estimated premiums for the remainder of 2016 by $532,000. See Note 19, "Subsequent Event."

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

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At June 30, 2016, $60.3 million was undrawn and $2.8 million was available to borrow under the White Eagle Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 9, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the notes to Consolidated Financial Statements.

At June 30, 2016, the fair value of the debt under the White Eagle Revolving Credit Facility was $172.4 million, the borrowing base was approximately $192.4 million including $189.7 million in outstanding principal. Interest calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $2.8 million was paid during the quarter ended June 30, 2016, all of which was paid from policy proceeds. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At June 30, 2016, approximately $5.5 million included in restricted cash was on account with White Eagle for distribution through the waterfall.

8.50% Senior Unsecured Convertible Notes

At June 30, 2016, there was $70.7 million in aggregate principal amount of the Company’s 8.50% senior unsecured convertible notes due 2019 outstanding. For a description of the Convertible Notes see Note 11, "8.50% Senior Unsecured Convertible Notes," of the notes to Consolidated Financial Statements.

15.00% Senior Secured Notes

During the quarter ended March 31, 2016, we issued and sold $30.0 million of the Company's 15% Senior Secured Notes due 2018. For a description of the Secured Notes, see Note 12, "15% Senior Secured Notes due 2018" of the notes to Consolidated Financial Statements.

At-The-Market Offering

On March 14, 2016, we filed a prospectus supplement with the SEC related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $50.0 million through FBR Capital Markets & Co. and MLV & Co. LLC, as distribution agents. Sales of shares of our common stock under the prospectus supplement and the equity distribution agreement entered into with the distribution agents, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. We have agreed to pay the distribution agents a commission rate of up to 3% of the gross proceeds from the sale of any shares of common stock sold through the equity distribution agreement. There were no shares of our common stock sold under this prospectus supplement three months and six months ended June 30, 2016.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(23,269)	$(26,148)
Investing activities	(19,753)	(38,953)
Financing activities	46,737	65,834
Increase (decrease) in cash and cash equivalents	$3,715	$733

Operating Activities

During the six months ended June 30, 2016, operating activities used cash of $23.3 million. Our net loss of $17.4 million was adjusted for: change in fair value of life settlement loss of $7.4 million that is mainly attributable to the impact of adopting the 2015 VBT offset by maturities of eight policies; change in fair value of Revolving Credit Facilities gain of $15.6 million mainly attributable to the impact of adopting the 2015 VBT, increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility offset by a slight reduction in the discount rate; and a net negative change in the components of operating assets and liabilities of $220,000. This $220,000 change in operating assets and liabilities is partially attributable to a $186,000 increase in accounts payable and accrued expenses and a $461,000 increase in prepaid and other assets.

During the six months ended June 30, 2015, operating activities used cash of $26.1 million. Our net loss of $3.5 million was adjusted for: White Eagle Revolving Credit Facility financing costs and fees of $3.7 million, which represents interest expense and other fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $40.9 million that is mainly attributable to the maturities of 12 policies; change in fair value of the White Eagle Revolving Credit Facility loss of $17.7 million that is mainly attributable to a reduction in the discount rate used to value the facility and projected early repayment given earlier than projected maturities. These were offset by increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility, deferred income tax benefit of $2.5 million, and a net negative change in the components of operating assets and liabilities of $3.0 million. This $3.0 million change in operating assets and liabilities is partially attributable to a $1.4 million decrease in accounts payable and accrued expenses offset by an $805,000 decrease in other liabilities and a $654,000 increase in deposit.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $19.8 million and includes proceeds of $21.0 million from maturity of eight life settlements. This was offset by $34.3 million for premiums paid on life settlements and $5.0 million for certificates of deposit.

Net cash used in investing activities for the six months ended June 30, 2015 was $39.0 million and includes proceeds of $19.2 million from maturity of 12 life settlements. This was offset by $31.4 million for premiums paid on life settlements, $25.9 million for purchase of life settlements and $808,000 for deposits on purchase of life settlements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $46.7 million and includes $30.0 million of proceeds from the Senior Secured Notes; $25.2 million of borrowings from the White Eagle Revolving Credit Facility and $8.5 million of borrowings from the Red Falcon Revolving Credit Facility. These were offset by $8.0 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $8.0 million in repayment of borrowings under the Red Falcon Revolving Credit Facility.

Net cash provided by financing activities for the six months ended June 30, 2015 was $65.8 million and includes $38.5 million of net proceeds from the rights offering completed in the second quarter of 2015, $23.8 million of net proceeds from 12.875% Secured Notes and $22.2 million of borrowings from the White Eagle Revolving Credit Facility. These were offset by $18.6 million in repayment of borrowings under the White Eagle Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At June 30, 2016, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of June 30, 2016, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of June 30, 2016:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	17.9%	20.5%	A1	AA-
Lincoln National Life Insurance Company	23.5%	19.6%	A1	AA-

Interest Rate Risk

At June 30, 2016, fluctuations in interest rates did not impact interest expense in the life finance business. Both Revolving Credit Facilities accrue interest at LIBOR plus an applicable margin. LIBOR under the White Eagle Revolving Credit Facility is subject to a floor of 1.5% and LIBOR under the Red Falcon Revolving Credit Facility is subject to a floor of 1.0%; the Company does not expect a fluctuation in interest rates to have a meaningful impact on the Company’s interest expense in the short term. Increases in LIBOR above the floors provided in the Revolving Credit Facilities, however, would likely affect the calculation of the fair value of the debt under the Revolving Credit Facilities. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future. Holding other variables constant, a hypothetical 1% increase in LIBOR would not be expected to have a material impact of interest expense for quarter ended June 30, 2016.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of June 30, 2016, we owned life settlements with a fair value of $473.0 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle and Red Falcon under the applicable Revolving Credit Facilities. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

Foreign Currency Exchange Rate Risk

Changes in the exchange rate between transactions denominated in a currency other than our foreign subsidiaries’ functional currency are immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

Item 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of legal proceedings, see "Litigation" under Note 16, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2015.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months and six months ended June 30, 2016. As of June 30, 2016, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan.

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
Date August 3, 2016

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