Form 10-Q
period 2016-09-30
EMERGENT CAPITAL, INC.
filed 2016-11-07
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

As of November 4, 2016, the Registrant had 28,272,211 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED September 30, 2016

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

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our ability to obtain future financings on favorable terms, or at all;

•	our ability to manage the process of exploring strategic alternatives;

•	our ability to complete any strategic alternatives that our special committee may recommend;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facilities;

•	our ability to meet our debt service obligations;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings, under our revolving credit facilities;

•	increases in premiums on, or the cost of insurance of, life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	changes to actuarial life expectancy tables;

•	changes in general economic conditions, including inflation, changes in interest or tax rates;

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	continuing costs associated with an investigation by the U.S. Securities and Exchange Commission ("SEC") (the "SEC Investigation");

•	adverse developments, including financial ones, associated with the SEC Investigation, other litigation and judicial actions or similar matters;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption of our information technology systems;

•	cyber security risks and the threat of data breaches;

•	loss of the services of any of our executive officers; and

•	the effects of United States' involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$9,801	$12,946
Cash and cash equivalents (VIE Note 4)	9,098	7,395
Certificates of deposit	6,008	2,501
Prepaid expenses and other assets	1,488	1,017
Deposits - other	1,347	1,347
Life settlements, at estimated fair value	7,810	11,946
Life settlements, at estimated fair value (VIE Note 4)	475,585	449,979
Receivable for maturity of life settlements (VIE Note 4)	20,088	18,223
Fixed assets, net	256	322
Investment in affiliates	2,384	2,384
Total assets	$533,865	$508,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,550	$3,051
Accounts payable and accrued expenses (VIE Note 4)	521	419
Other liabilities	395	360
Interest payable - Convertible Notes (Note 11)	768	2,272
Convertible Notes, net of discount and deferred debt costs (Note 11)	59,532	56,812
Interest payable - Senior Secured Notes (Note 12)	200	—
Senior Secured Notes, net of discount and deferred debt costs (Note 12)	29,209	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4)	182,128	169,131
Red Falcon Revolving Credit Facility, at estimated fair value (VIE Note 4)	61,451	55,658
Total liabilities	337,754	287,703
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized at September 30, 2016 and December 31, 2015; 28,836,573 issued and 28,228,573 outstanding as of September 30, 2016; 28,130,508 issued and 27,522,508 outstanding at December 31, 2015)	288	281
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of September 30, 2016 and December 31, 2015)	—	—
Treasury Stock, net of cost (608,000 shares as of September 30, 2016 and December 31, 2015)	(2,534)	(2,534)
Additional paid-in-capital	307,210	305,450
Accumulated deficit	(108,853)	(82,840)
Total stockholders’ equity	196,111	220,357
Total liabilities and stockholders’ equity	$533,865	$508,060
 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 8 & 14)	$4,735	$2,667	$(2,690)	$43,582
Other income	32	102	125	201
Total income (loss)	4,767	2,769	(2,565)	43,783
Expenses
Interest expense	7,895	8,614	21,330	21,491
Extinguishment of Secured Notes	—	8,782	—	8,782
Change in fair value of Revolving Credit Facilities (Notes 9, 10 & 14)	(551)	(4,203)	(16,121)	13,489
Personnel costs	1,303	1,945	5,133	5,425
Legal fees	1,833	3,370	5,361	10,345
Professional fees	2,136	1,579	5,347	5,284
Insurance	200	309	639	966
Other selling, general and administrative expenses	494	585	1,511	1,671
Total expenses	13,310	20,981	23,200	67,453
Income (loss) from continuing operations before income taxes	(8,543)	(18,212)	(25,765)	(23,670)
(Benefit) provision for income taxes	—	(4,721)	—	(6,981)
Net income (loss) from continuing operations	$(8,543)	$(13,491)	$(25,765)	$(16,689)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(54)	(147)	(248)	(640)
(Benefit) provision for income taxes	—	(34)	—	(224)
Net income (loss) from discontinued operations	(54)	(113)	(248)	(416)
Net income (loss)	$(8,597)	$(13,604)	$(26,013)	$(17,105)
Basic and diluted income (loss) per share:
Continuing operations	$(0.31)	$(0.48)	$(0.94)	$(0.70)
Discontinued operations	$—	$—	$(0.01)	$(0.02)
Net income (loss)	$(0.31)	$(0.48)	$(0.95)	$(0.72)
Weighted average shares outstanding:
Basic and Diluted	27,614,441	28,084,254	27,529,120	23,827,030
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2016

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2016	28,130,508	$281	(608,000)	$(2,534)	$305,450	$(82,840)	$220,357
Net income (loss)	—	—	—	—	—	(26,013)	(26,013)
Stock-based compensation	265,212	3	—	—	267	—	270
Common stock issued through ATM, net	443,038	4	—	—	1,501	—	1,505
Retirement of common stock	(2,185)	—	—	—	(8)	—	(8)
Balance, September 30, 2016	28,836,573	$288	(608,000)	$(2,534)	$307,210	$(108,853)	$196,111
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(26,013)	(17,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	76	74
Red Falcon Revolving Credit Facility origination cost	297	3,273
Amortization of discount and deferred costs for Convertible Notes	2,721	2,281
Amortization of discount and deferred costs for 15.00% Senior Secured Notes	260	—
Amortization of discount and deferred costs for 12.875% Secured Notes	—	542
Stock-based compensation expense	262	429
Finance cost and fees withheld by borrower	664	5,566
Change in fair value of life settlements	2,690	(43,582)
Unrealized change in fair value of structured settlements	—	(20)
Change in fair value of Revolving Credit Facilities	(16,121)	13,489
Loss on life settlements, net	—	(32)
Interest income	(23)	(81)
Extinguishment of Secured Notes	—	8,782
Deferred income tax	—	(7,205)
Change in assets and liabilities:
Deposits - other	—	(654)
Structured settlement receivables	—	1,097
Prepaid expenses and other assets	1,177	(188)
Accounts payable and accrued expenses	602	(1,492)
Other liabilities	60	(812)
Interest payable - Convertible Notes	(1,503)	(1,503)
Interest payable - 15.00% Senior Secured Notes	200	—
Interest payable - 12.875% Secured Notes	—	(261)
Net cash used in operating activities	(34,651)	(37,401)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(9)	(47)
Certificate of deposit	(5,000)	—
Purchase of life settlements	(1,390)	(28,904)
Premiums paid on life settlements	(52,750)	(48,243)
Proceeds from maturity of life settlements	27,980	47,519
Net cash used in investing activities	(31,169)	(29,675)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	38,771	36,880
Repayment of borrowings under White Eagle Revolving Credit Facility	(10,577)	(43,241)
Borrowings under Red Falcon Revolving Credit Facility	15,101	2,967
Repayment of borrowings under Red Falcon Revolving Credit Facility	(9,195)	(1,863)
Proceeds from issue of common stock, net	1,505	—
Proceeds from rights offering	—	38,458
Proceeds from 15.00% Senior Secured Notes	30,000	—
Proceeds from Secured Notes, net	—	23,750
Purchase of treasury stock	—	(348)
Payment under finance lease obligations	(26)	(25)
Extinguishment of Secured Notes	—	(3,570)
Red Falcon Revolving Credit Facility origination costs	(150)	(427)
15.00% Senior Secured Notes deferred cost	(1,051)	—
12.875% Secured Notes deferred costs	—	(5)
Net cash provided by financing activities	64,378	52,576
Net decrease in cash and cash equivalents	(1,442)	(14,500)
Cash and cash equivalents, at beginning of the period	20,341	54,917
Cash and cash equivalents, at end of the period	$18,899	$40,417
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$19,339	$12,143
Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$664	$5,566
Red Falcon Revolving Credit Facility origination cost paid to lender	—	$2,200
Repayment of 12.875% Secured Notes by lender of Red Falcon Revolving Credit Facility	—	$51,800
Borrowings under Red Falcon Revolving Credit Facility	—	$54,000
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. on February 3, 2011, in connection with the Company’s initial public offering. Effective September 1, 2015, the Company changed its name to Emergent Capital, Inc. (with its subsidiary companies, the "Company" or "Emergent Capital").

Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 623 life insurance policies, also referred to as life settlements, with a fair value of $483.4 million and an aggregate death benefit of approximately $3.0 billion at September 30, 2016. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 431 of these policies, with an aggregate death benefit of approximately $2.2 billion and a fair value of approximately $345.5 million at September 30, 2016 are pledged under a $250.0 million, revolving credit agreement (the “White Eagle Revolving Credit Facility”) entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). Additionally, 158 policies, with an aggregate death benefit of approximately $619.7 million and a fair value of approximately $130.0 million at September 30, 2016 were pledged as collateral under a $110.0 million, revolving credit agreement (the "Red Falcon Revolving Credit Facility" and, together with the White Eagle Revolving Credit Facility, the "Revolving Credit Facilities") entered into by Red Falcon Trust ("Red Falcon"), a Delaware statutory trust formed by one of our subsidiary companies. At September 30, 2016, 34 policies owned by the Company, with an aggregate death benefit of approximately $166.8 million and a fair value of $7.8 million were not pledged as collateral under either of the Revolving Credit Facilities.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facilities. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 431 policies, with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $345.5 million and Red Falcon is the owner of 158 policies with an aggregate death benefit of approximately $619.7 million and an estimated fair value of approximately $130.0 million, in each case, at September 30, 2016.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2016. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business for $12.0 million. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of September 30, 2016 and December 31, 2015, and the related consolidated statements of operations for the three months and nine months ended September 30, 2016 and 2015, and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 7, “Discontinued Operations,” for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

Derivative Instrument

In February 2014, the Company issued and sold $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the "Convertible Notes"). Prior to shareholder approval on June 5, 2014 to issue shares of common stock upon conversion of the Convertible Notes in excess of New York Stock Exchange limits for share issuances without shareholder approval, the Convertible Notes contained an embedded derivative feature. In accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, derivative instruments are recognized as either assets or liabilities on the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract, such as the Convertible Notes, are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determined the fair value of its embedded derivative based upon available market data and unobservable inputs using a Black Scholes pricing model. In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes are recorded at accreted value and will continue to be accreted up to the par value of the Convertible Notes at maturity. See Note 11, "8.50% Senior Unsecured Convertible Notes."

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

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the Revolving Credit Facilities, the valuation of equity awards and the valuation of the conversion derivative liability formerly embedded within the Convertible Notes.

Reclassification

Certain reclassification of the prior period amounts and presentation have been made to conform to the presentation of the current period. This reclassification relates primarily to the adoption of ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): which provides guidance on the balance sheet presentation for debt issuance costs and impacts the Convertible Notes.

Change in Accounting Principle and Accounting for Debt Issuance Costs

The Company adopted ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30)" on January 1, 2016. Upon adoption of ASU No. 2015-03, deferred debt issuance costs related to the Convertible Notes previously presented in the Company's consolidated balance sheet as an asset have been reclassified as a direct deduction to the carrying amount of the liability. The adoption of this ASU did not result in changes to the consolidated statements of operations, stockholders' equity, or statement of cash flows. In transitioning the application of this guidance, retrospective application to all periods presented in the consolidated financial statements has been performed as follows (in thousands):

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

In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern." The standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows, and impact on related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU provides specific guidance on eight cash flow classification issues that are either unclear or not included in current GAAP. These cash flow classification issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our consolidated financial statements.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of September 30, 2016 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
September 30, 2016	$504,771	$244,100	$2,384	$2,384
December 31, 2015	$475,597	$225,208	$2,384	$2,384

As of September 30, 2016, 431 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $345.5 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the nine months ended September 30, 2016 and 2015, and the year ended December 31, 2015.

As of September 30, 2016, 158 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $619.7 million and an estimated fair value of approximately $130.0 million were pledged as collateral under the Red Falcon Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated Red Falcon in its financial statements for the nine months ended September 30, 2016 and the year ended December 31, 2015.

(5) Earnings Per Share

As of September 30, 2016 and 2015, there were 28,836,573 and 28,130,508 shares of common stock issued, respectively, and 28,228,573 and 28,064,887 shares of common stock outstanding, respectively. Outstanding shares as of September 30, 2016 and 2015 have been adjusted to reflect 608,000 and 65,621 treasury shares, respectively.

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

The following table reconciles actual basic and diluted earnings per share for the three months and nine months ended September 30, 2016 and 2015 (in thousands except share and per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016(1)	2015(2)	2016(1)	2015(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(8,543)	$(13,491)	$(25,765)	$(16,689)
Net income (loss) from discontinued operations	(54)	(113)	(248)	(416)
Net income (loss)	$(8,597)	$(13,604)	$(26,013)	$(17,105)
Basic and diluted income (loss) per common share:
Basic and diluted income (loss) from continuing operations	$(0.31)	$(0.48)	$(0.94)	$(0.70)
Basic and diluted income (loss) from discontinued operations	—	—	(0.01)	(0.02)
Basic and diluted income (loss) per share available to common shareholders	$(0.31)	$(0.48)	$(0.95)	$(0.72)
Denominator:
Basic and Diluted	27,614,441	28,084,254	27,529,120	23,827,030

(1)
The computation of diluted EPS does not include 265,212 shares of restricted stock, 763,594 options, 6,240,521 warrants, and up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 41,259 shares of restricted stock, 774,394 options, 6,240,521 warrants, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 323,500 performance shares, as the effect of their inclusion would have been anti-dilutive.

(6) Stock-based Compensation

On May 28, 2015, the Company amended and restated its 2010 Omnibus Incentive Plan (the "Omnibus Plan"). Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee of the Company's board of directors. The Omnibus Plan provides for an aggregate of 2,700,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan.

Options

As of December 31, 2015, all options to purchase shares of common stock issued by the Company were fully vested. The Company recognized approximately $0 and $237,000 in stock-based compensation expense relating to stock options during the three months and nine months ended September 30, 2015, respectively.

As of September 30, 2016, options to purchase 763,594 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $8.52 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the nine months ended September 30, 2016:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2016	774,394	$8.50	3.47	$—
Options granted	—
Options exercised	—
Options forfeited	(10,800)	$7.22	—
Options expired	—
Options outstanding, September 30, 2016	763,594	$8.52	2.72	$—
Exercisable at September 30, 2016	763,594	$8.52	2.72
Unvested at September 30, 2016	—	—	—	$—

As of September 30, 2016, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred additional stock-based compensation expense of approximately $142,000 and $61,000 relating to restricted stock granted to its board of directors and certain employees during the three months ended September 30, 2016 and 2015, respectively, and approximately $270,000 and $192,000 during the nine months ended September 30, 2016 and 2015, respectively.

Under the Omnibus Plan, 41,060 shares of restricted stock granted to the Company’s directors during 2014 vested during the nine months ended September 30, 2015. The fair value of the restricted stock was approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $0 and $108,000, respectively, related to these 41,060 shares of restricted stock during the three months and nine months ended September 30, 2015.

Under the Omnibus Plan, 41,259 shares of restricted stock granted to the Company’s directors during 2015 vested during the nine months ended September 30, 2015. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $0 and $61,000 related to these 41,259 shares of restricted stock during the three months ended September 30, 2016 and 2015, respectively, and $103,000 and $83,000 during the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $61,000 and $80,000 related to these 65,212 shares of restricted stock during the three months and nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $81,000 and $87,000, related to these 200,000 shares of restricted stock during the three months and nine months ended September 30, 2016.

The following table presents the activity of the Company’s unvested shares of restricted stock for the nine months ended September 30, 2016:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2016	41,259
Granted	265,212
Vested	(41,259)
Forfeited	—
Outstanding September 30, 2016	265,212

The aggregate intrinsic value of the awards of 65,212 and 200,000 is $190,000 and $586,000, respectively, and the remaining weighted average life of these awards is 0.67 years and 1.73 years, respectively as of September 30, 2016.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares was contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. During the year ended December 31, 2015, 4,000 of the performance shares were forfeited. Given that the Company's financial performance goal was not achieved during the nine months ended September 30, 2016, the remaining performance shares have been forfeited. At September 30, 2015, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the three months and nine months ended September 30, 2015, respectively.

The following table presents the activity of the Company’s performance share awards for the nine months ended September 30, 2016:

Performance Shares	Number of Shares
Outstanding January 1, 2016	319,500
Awarded	—
Vested	—
Forfeited	(319,500)
Outstanding September 30, 2016	—

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At September 30, 2016, all 4,240,521 warrants remained outstanding.

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

(7) Discontinued Operations

On October 25, 2013, the Company sold substantially all of the operating assets comprising its structured settlement business to Majestic Opco LLC pursuant to an Asset Purchase Agreement. No structured settlement receivables were sold and no on-balance sheet liabilities were transferred in connection with the sale. On August 18, 2015, the Company sold its remaining structured settlement receivables asset for $920,000 to the buyer of its operating assets.

As a result of the sale of its structured settlements business, the Company reclassified its structured settlement business operating results as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total income (loss)	$3	$(13)	$9	$60
Total expenses	57	134	257	700
Income (loss) before income taxes	(54)	(147)	(248)	(640)
Income tax benefit	—	34	$—	224
Net income (loss) from discontinued operations, net of income taxes	$(54)	$(113)	$(248)	$(416)

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

As of September 30, 2016 and December 31, 2015, the Company owned 623 and 632 policies, respectively, with an aggregate estimated fair value of life settlements of $483.4 million and $461.9 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at September 30, 2016 was 9.2 years. The following table describes the Company’s life settlements as of September 30, 2016 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	5	$18,456	$22,192
1 - 2	14	33,153	50,245
2 - 3	13	33,749	61,450
3 - 4	28	34,899	92,584
4 - 5	35	53,344	158,546
Thereafter	528	309,794	2,568,779
Total	623	$483,395	$2,953,796
*Based on remaining life expectancy at September 30, 2016 derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See Note 14, "Fair Value Measurements" —Life Settlements.

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
*Based on remaining life expectancy at December 31, 2015 derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See Note 14, "Fair Value Measurements" —Life Settlements.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of September 30, 2016, are as follows (in thousands):

Remainder of 2016	$18,754
2017	81,169
2018	84,039
2019	91,375
2020	95,623
Thereafter	971,246
$1,342,206

The amount of $1.34 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

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

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $250.0 million, subject to borrowing base availability. 431 life insurance policies with an aggregate death benefit of approximately $2.2 billion and an estimated fair value of approximately $345.5 million are pledged as collateral under the White Eagle Revolving Credit Facility at September 30, 2016. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies or that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At September 30, 2016, $49.2 million was undrawn and $2.7 million was available to borrow under the White Eagle Revolving Credit Facility. This amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.

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

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. The effective rate at September 30, 2016 and 2015 was 6.0% and 5.5%, respectively.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Effective with the White Eagle Amendment on November 9, 2015, interest for the applicable margin of 4.50% is no longer withheld from borrowings by the lender and, therefore, $2.9 million was paid by White Eagle during the three months ended September 30, 2016 compared to interest expense of $2.3 million during the three months ended September 30, 2015, which included $1.7 million withheld from borrowings by the lender and $634,000 paid by White Eagle. During the nine months ended September 30, 2016, approximately $8.1 million in interest expense was paid by White Eagle, compared to interest expense of $6.9 million for the nine months ended September 30, 2015, which included $5.0 million withheld from borrowings by the lender and $1.9 million paid by White Eagle.

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

The Company elected to account for the debt under the White Eagle Revolving Credit Facility in accordance with ASC 820, which includes the 50% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

At September 30, 2016, the fair value of the outstanding debt was $182.1 million and the borrowing base was approximately $203.5 million, which includes $200.8 million of outstanding principal. Approximately $2.7 million was available to borrow under the Facility.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At September 30, 2016, approximately $7.0 million included in restricted cash was on account with White Eagle waiting distribution through the waterfall.

(10) Red Falcon Revolving Credit Facility

Effective July 16, 2015, Red Falcon Trust ("Red Falcon"), a Delaware statutory trust formed by Blue Heron Designated Activity Company ("Blue Heron"), a wholly-owned Irish subsidiary of the Company, entered into a revolving loan and security agreement (together with its ancillary documents, the “Red Falcon Revolving Credit Facility”) with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent (the "Agent"). On July 15, 2016, the Company amended its Red Falcon Revolving Credit Facility (the "Red Falcon Amendment"). Pursuant to the amendment, six additional policies and additional portions of 20 policies that were previously pledged in part as collateral under the initial credit agreement were pledged for an additional policy advance. Amounts advanced to Red Falcon following effectiveness of the amendment to the credit agreement were approximately $3.0 million.
General & Security. The Red Falcon Revolving Credit Facility provides for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of September 30, 2016, 158 life insurance policies owned by Red Falcon with an aggregate death benefit of approximately $619.7 million and an estimated fair value of approximately $130.0 million are pledged as collateral under the Red Falcon Revolving Credit Facility. In connection with the Red Falcon Revolving Credit Facility, the residual interests in Red Falcon were also pledged.
Borrowing Base & Availability. Revolving credit borrowings are permitted for a five-year period with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110.0 million. At September 30, 2016, $48.4 million was undrawn and $307,000 was available to borrow under the Red Falcon Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses, if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.
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

Initial Advance and Use of Proceeds. Amounts advanced to Red Falcon following effectiveness of the Red Falcon Revolving Credit Facility were approximately $54.0 million with certain of the proceeds used to pay transaction expenses and to purchase the policies pledged as collateral under the Red Falcon Revolving Credit Facility from certain affiliates of the Company, who then made a distribution to the Company that was used to redeem the Company's 12.875% Secured Notes. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral, and to pay the fees of service providers. Subsequent advances in respect of newly pledged policies are at the discretion of the lenders.
Interest. Borrowings under the Red Falcon Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50% and subject to a rate floor of 1.0%. The base rate under the Red Falcon Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust monthly, once the floor has exceeded 1.0%. The applicable rate will be dependent on the rate at the last business day of the immediately preceding calendar month. During the nine months ended September 30, 2016 the LIBOR floor increased from 1.0% to 1.56% at September 30, 2016. The effective interest rate at September 30, 2016 was 6.06%.
Interest expense for the cash portion of interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the Red Falcon Revolving Credit Facility.
Interest expense on the facility was $1.3 million for the three months ended September 30, 2016 and $3.2 million for the nine months ended September 30, 2016 as compared to $3.8 million for the three and nine month period ended September 30, 2015. Interest expense for the three and nine month period ended September 30, 2015 included $3.2 million in debt issuance costs which were not capitalized as a result of the Company electing the fair value option for valuing this debt compared to $297,000 during the same period ending 2016 associated with the Red Falcon Amendment.
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
The Company elected to account for the debt under the Red Falcon Revolving Credit Facility using the fair value method in accordance with ASC 820. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
At September 30, 2016, the fair value of the outstanding debt was $61.5 million and the borrowing base was approximately $61.9 million, which includes $61.6 million of outstanding principal. Approximately $307,000 was available to borrow under the Facility.

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

The Company determined that an embedded conversion option existed in the Convertible Notes that was required to be separately accounted for as a derivative under ASC 815, which required the Company to bifurcate the embedded conversion option, record it as a liability at fair value and record a debt discount by an equal amount. Upon receipt of shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded applicable New York Stock Exchange limits for issuances without shareholder approval, the Company reclassified the embedded conversion derivative liability to equity. The Convertible Notes are recorded at accreted value and will continue to be accreted up to the par value of the Convertible Notes at maturity.

As of September 30, 2016, the carrying value of the Convertible Notes was $59.5 million, net of unamortized debt discounts and origination costs of $9.8 million and $1.4 million, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.

During the three months ended September 30, 2016, the Company recorded $2.5 million of interest expense on the Convertible Notes, including $1.5 million, $838,000 and $124,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $2.3 million during the three months ended September 30, 2015, which included $1.5 million, $711,000 and $105,000 from interest, amortizing debt discounts and origination costs, respectively.

During the nine months ended September 30, 2016, the Company recorded $7.2 million of interest expense on the Convertible Notes, including $4.5 million, $2.4 million and $351,000 from interest, amortizing debt discounts and origination costs, respectively compared to interest expense of $6.8 million during the nine months ended September 30, 2015, which included $4.5 million, $2.0 million and $294,000 from interest, amortizing debt discounts and origination costs, respectively.

During the nine months ended September 30, 2016 the Company adopted ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)." This standard provides guidance on the balance sheet presentation of debt issuance cost, discount and premiums. See Note 2 "Principles of Consolidation and Basis of Presentation."

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

During the nine months ended September 30, 2016, the Company adopted ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." This standard provides guidance on the balance sheet presentation of debt issuance cost, discount and premiums.

As of September 30, 2016, the carrying value of the Senior Secured Notes was $30.0 million, net of unamortized debt origination costs of $791,000, which is being amortized over the remaining life of the Senior Secured Notes using the effective interest method.
The Company recorded approximately $1.2 million of interest expense on the Senior Secured Notes, which includes $1.2 million of interest and $84,000 of amortizing debt issuance costs, during the three months ended September 30, 2016.
The Company recorded approximately $2.8 million of interest expense on the Senior Secured Notes, which includes $2.5 million of interest and $260,000 of amortizing debt issuance costs, during the nine months ended September 30, 2016.

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
For the nine months ended September 30, 2015, the Company recorded $4.0 million of interest expense on the Secured Notes, including $3.2 million, $265,000, $264,000 and $277,000 for interest, unused fees, amortizing debt discounts and issuance costs, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of September 30, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Life settlements	$—	$—	$483,395	$483,395
	$—	$—	$483,395	$483,395

The balances of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	182,128	$182,128
Red Falcon Revolving Credit Facility	—	—	61,451	61,451
	$—	$—	$243,579	$243,579

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Life settlements	$—	$—	$461,925	$461,925
	$—	$—	$461,925	$461,925

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$169,131	$169,131
Red Falcon Revolving Credit Facility	$—	$—	$55,658	$55,658
	$—	$—	$224,789	$224,789

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 9/30/16	Aggregate death benefit at 9/30/16	Valuation Technique	Unobservable Input (s)	Range (Weighted Average)
Non-premium financed	$103,219	$332,588	Discounted cash flow	Discount rate	15.00%	-	21.00%
				Life expectancy evaluation	(5.8 years)
Premium financed	$380,176	$2,621,208	Discounted cash flow	Discount rate	16.00%	-	22.50%
				Life expectancy evaluation	(9.7 years)
Life settlements	$483,395	$2,953,796	Discounted cash flow	Discount rate	16.52%
				Life expectancy evaluation	(9.2 years)
White Eagle Revolving Credit Facility	$182,128	$2,167,370	Discounted cash flow	Discount rate	20.06%
				Life expectancy evaluation	(9.2 years)
Red Falcon Revolving Credit Facility	$61,451	$619,652	Discounted cash flow	Discount Rate	11.20%
				Life expectancy evaluation	(8.6 years)

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

During 2015, the U.S. Society of Actuaries released new versions of the Valuation Basic Tables, the ("2015 VBT"). The 2015 VBT has a significant increase in exposure and number of claims over the 2008 VBT and is believed to be a better fit for the life settlement industry and is becoming more widely accepted. During the nine months ended September 30, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams. The resulting impact is approximately $17.6 million reduction in the fair value of our life settlements.

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

If all of the insured lives in the Company’s life settlement portfolio live six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$403,498	$(79,897)
-	$483,395	—
-6	$568,760	$85,365

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At September 30, 2016, the Company had 18 life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of September 30, 2016:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	18.3%	20.6%	A1	AA-
Lincoln National Life Insurance Company	21.7%	19.2%	A1	AA-

Estimated risk premium

As of September 30, 2016, the Company owned 623 policies with an estimated fair value of $483.4 million. Of these 623 policies, 539 were previously premium financed and are valued using discount rates that range from 16.00% to 22.50%. The remaining 84 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 21.00%. As of September 30, 2016, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 16.52%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
16.02%	-0.50%	$496,625	$13,230
16.52%	—	$483,395	$—
17.02%	+0.50%	$470,722	$(12,673)

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

White Eagle Revolving Credit Facility— In connection with the White Eagle Revolving Credit Facility, 431 policies are pledged by White Eagle to serve as collateral for its obligations under the facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 9, "White Eagle Revolving Credit Facility," proceeds from the policies pledged as collateral will be distributed pursuant to a waterfall with 50% of the proceeds remaining following the Excess LTV Payments and/or preference amount, as the case may be, being directed to the lenders with the remainder paid to White Eagle. We have elected to account for this long-term debt, which includes the lender’s interest in policy proceeds, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the White Eagle Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

During the nine months ended September 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility.

The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams, which resulted in an increase in projected borrowings. The resulting impact is a positive change in fair value of the White Eagle Revolving Credit Facility of approximately $14.7 million.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$152,558	$(29,570)
	$182,128	—
-6	$214,421	$32,293

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of September 30, 2016 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
19.56%	-0.50%	$186,485	$4,357
20.06%	—	$182,128	$—
20.56%	+0.50%	$177,933	$(4,195)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At September 30, 2016, the fair value of the debt was $182.1 million and the outstanding principal was approximately $200.8 million.
Red Falcon Revolving Credit Facility— In connection with the Red Falcon Revolving Credit Facility, 158 policies are pledged by Red Falcon to serve as collateral for its obligations under the facility. Proceeds from the policies pledged as collateral under the Red Falcon Credit Facility are distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds are directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the loan. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds are to be paid to the lenders to repay the then outstanding principal balance, which will vary depending on the then loan to value ratio as more fully described in Note 10, "Red Falcon Revolving Credit Facility." The Company has elected to account for this long-term debt using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Red Falcon Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

During the nine months ended September 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams, which resulted in an increase in projected borrowings. The resulting impact is a positive change in fair value of the Red Falcon Revolving Credit Facility of approximately $1.0 million.
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

If all of the insured lives in the life settlement portfolio pledged under the Red Falcon Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the Red Falcon Revolving Credit Facility, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
+6	$58,820	$(2,631)
	$61,451	—
-6	$63,718	$2,267

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

Market interest rate sensitivity analysis of the Red Falcon Revolving Credit Facility

The extent to which the fair value of the Red Falcon Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the Red Falcon Revolving Credit Facility as of September 30, 2016 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of Red Falcon Revolving Credit Facility	Change in Value
10.70%	-0.50%	$60,542	$(909)
11.20%	—	$61,451	$—
11.70%	+0.50%	$62,382	$931

Future changes in the discount rate, either positive or negative, could have a material effect on the fair value of the Red Falcon Revolving Credit Facility, which could have a material effect on its business, financial condition and results of its operations.

At September 30, 2016, the fair value of the debt was $61.5 million and the outstanding principal was approximately $61.6 million.

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

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2016, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2016	$461,925
Purchase of policies	16
Retained death benefits acquisitions	1,374
Change in fair value*	(2,690)
Matured/lapsed/sold policies	(29,980)
Premiums paid	52,750
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2016	$483,395
Changes in fair value included in earnings for the period relating to assets held at September 30, 2016	$(17,838)

*Change in the mortality curve after adoption of 2015 VBT resulted in approximately $17.6 million reduction in the fair value of our life settlements.

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2016, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2016	$169,131
Draws under the White Eagle Revolving Credit Facility	39,295
Payments on White Eagle Revolving Credit Facility	(10,577)
Unrealized change in fair value	(15,721)
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2016	$182,128
Changes in fair value included in earnings for period relating to liabilities held at September 30, 2016	$(15,721)

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2016, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility:
Balance, January 1, 2016	$55,658
Draws under the Red Falcon Revolving Credit Facility	15,387
Payments on Red Falcon Revolving Credit Facility	(9,195)
Unrealized change in fair value	(400)
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2016	$61,450
Changes in fair value included in earnings for period relating to liabilities held at September 30, 2016	$(400)

The following table provides a roll-forward in the changes in fair value for nine months ended September 30, 2015, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consist solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2015	$388,886
Purchase of policies	30,534
Change in fair value	43,582
Matured/sold policies	(53,435)
Premiums paid	48,243
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2015	$457,810
Changes in fair value included in earnings for the period relating to assets held at September 30, 2015	$2,805

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2015, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

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

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2015, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility
Balance, January 1, 2015	$—
Draws under the Red Falcon Revolving Credit Facility	54,000
Payments on Red Falcon Revolving Credit Facility	2,967
Unrealized change in fair value	(1,863)
Transfers into level 3	581
Transfer out of level 3	—
Balance, September 30, 2015	$55,685
Changes in fair value included in earnings for the period relating to liabilities held at September 30, 2015	$581

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.

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

(16) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $239,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $103,000 and $122,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $311,000 and $319,000 for the nine months ended September 30, 2016 and 2015. Future minimum lease payments for the remainder of 2016 are approximately $60,000.

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

Separation Agreement

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the "Separation Agreement") with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses including expenses incurred as part of the USAO Investigation and SEC investigation. The Company recognized indemnification expenses of $59,000 and $998,000 during the three months ended September 30, 2016 and 2015, respectively, and $488,000 and $2.5 million during the nine months ended September 30, 2016 and 2015. On December 31, 2015, the Company received a letter from the USAO indicating that the USAO had concluded the USAO Investigation. Accordingly, the Company does not expect to incur advancement or indemnification expenses related to the USAO Investigation going forward.

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

On September 22, 2016, the Court granted summary judgment in favor of Sun Life on the entirety of the Imperial complaint and subsequently entered final judgment to end the case. The Company filed a motion to alter or amend the judgment on October 20, 2016.

Other Litigation

A complaint was filed against the Company’s subsidiary, styled Kenneth Jennings v. Washington Square Financial, LLC d/b/a Imperial Structured Settlements ("Washington Square"), and was pending in the United States District Court for the Northern District of Illinois. The plaintiff sought, in a purported class action, to represent all individuals who sold all or a part of a structured settlement annuity to Washington Square under the Illinois Structured Settlement Protections Act (the “Illinois Act”), where the underlying annuity contract contained an anti-assignment clause, and where a court issued an order under the Illinois Act approving the transaction. The complaint sought, among other things, a declaration that all such transactions are void and compensatory and punitive damages. On September 28, 2016, the District Court terminated the case pursuant to a notice of voluntary dismissal, without prejudice, which had been filed by the plaintiff.

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

The Company has reserved an aggregate of 2,700,000 shares of common stock under its Omnibus Plan, of which 763,594 options to purchase shares of common stock granted to existing employees were outstanding as of September 30, 2016, and 116,871 shares of restricted stock had been granted to directors under the plan with 265,212 shares subject to vesting. There were 1,554,323 securities remaining for future issuance under the Omnibus Plan as of September 30, 2016.

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months ended September 30, 2016 or nine months ended September 30, 2016. As of September 30, 2016, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan. However, the Company's Senior Secured Notes restrict the Company from repurchasing its common stock if the Company has less than $20 million in cash and cash equivalents.

On March 14, 2016, the Company filed a prospectus supplement with the SEC related to the offer and sale from time to time of the Company's common stock at an aggregate offering price of up to $50.0 million through FBR Capital Markets & Co. and MLV & Co. LLC, as distribution agents. Sales of shares of the Company's common stock under the prospectus supplement and the equity distribution agreement entered into with the distribution agents, if any, may be made in negotiated transactions or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. The Company has agreed to pay the distribution agents a commission rate of up to 3% of the gross proceeds from the sale of any shares of common stock sold through the equity distribution agreement. During the three months ended September 30, 2016, the Company sold 443,038 shares of common stock under this prospectus supplement at a weighted average price per share of $3.51, receiving proceeds net of commissions totaling approximately 1,505,000. Approximately $47,000 in commissions were paid in connection with the sales of shares.

(18) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of approximately 0.0% for the nine month period ended September 30, 2016 as compared to 35.0% during the same period in 2015. The Company’s quarterly effective income tax rates are based upon the Company’s current estimated annual rate. The Company’s annual effective income tax rate varies based upon the Company’s taxable earnings, as well as on a mix of taxable earnings in the various state and foreign jurisdictions.
In December 2015, based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the nine month period ended September 30, 2016, the Company does not expect that position to change and therefore is not recording any benefit.

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 623 life insurance policies, also referred to as life settlements, with a fair value of approximately $483.4 million and an aggregate death benefit of approximately $3.0 billion at September 30, 2016. The Company primarily earns income on its life insurance policies from changes in their fair value and through death benefits.

On August 1, 2016, the Company initiated a formal process to explore strategic alternatives in response to receiving a number of unsolicited inquiries from several interested parties. The Company’s Board of Directors has formed a special committee whose mandate is to review and consider strategic alternatives and to make recommendations to the full Board of Directors. Some of the possible strategic alternatives the special committee may consider are a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets, a joint venture, or equity and debt refinancing. At September 30, 2016, the special committee was continuing its efforts to explore these initiatives.

Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all. Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or significantly reorganize the organization. If the process takes longer than anticipated, the Company may seek to raise capital, including, but not limited to a rights offering and the at-the-market offering program. If we are unable to successfully complete a strategic transaction or secure additional capital on a timely basis and on terms that are acceptable to our shareholders, we may be required to significantly reorganize the organization.

As of September 30, 2016, we had cash and cash equivalents and certificate of deposits of $24.9 million with approximately $9.1 million restricted to the Revolving Credit Facilities. We believe these funds should be sufficient to fund our operations through March 2017.

Our indirect subsidiary, White Eagle, is the owner of 431 of these life insurance policies with an aggregate death benefit of approximately $2.2 billion and a fair value of approximately $345.5 million at September 30, 2016. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Additionally, 158 policies, with an aggregate death benefit of approximately $619.7 million and a fair value of approximately $130.0 million at September 30, 2016 were pledged as collateral under the Red Falcon Revolving Credit Facility entered into by Red Falcon, a Delaware statutory trust formed by one of our subsidiary companies. Borrowings under the Revolving Credit Facilities fund the payment of premiums on the life insurance policies that have been pledged as collateral for the respective facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During the nine months ended September 30, 2016, 10 life insurance policies with face amounts totaling $30.0 million matured, resulting in a net gain of approximately $14.8 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the nine months ended September 30, 2016. Of these maturities, six served as collateral under the White Eagle Revolving Credit Facility and four served as collateral under the Red Falcon Revolving Credit Facility. Proceeds from maturities totaling $28.0 million were received during the nine months ended September 30, 2016. Of this amount, approximately $7.5 million was utilized to repay borrowings, interest and expenses under the Red Falcon Revolving Credit facility and $13.5 million under the White Eagle Revolving Credit Facility during the nine months ended September 30, 2016. The remaining $7.0 million is on account for White Eagle awaiting distribution through the waterfall. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and may, subject to our liquidity needs, selectively deploy capital in both the secondary and tertiary life settlement markets. As we acquire more policies, our premium payments will increase. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2016 would be $18.9 million. White Eagle would be eligible to borrow approximately $13.4 million of this amount and Red Falcon would be eligible to borrow approximately $4.7 million, under the Revolving Credit Facilities to pay premiums on policies secured by the Revolving Credit Facilities with approximately $814,000 in estimated premiums required to maintain the policies not pledged as collateral under the Revolving Credit Facilities as of September 30, 2016.

During the three months ended September 30, 2016, Red Falcon entered into a first amendment to its revolving loan and security agreement. With the amendment, six additional policies and additional portions of 20 policies that were previously pledged in part as collateral under the initial credit agreement were pledged in an additional policy advance. This has reduced the Company's portion of estimated premiums for the remainder of 2016 by $269,500.

Commencing in the third quarter of 2015, 24 of our policies became subject to a cost of insurance increase. For the nine months ended September 30, 2016, cost of insurance increase for these additional policies caused the fair value of our life settlements to decrease by approximately $3.2 million and approximately $7.6 million since the third quarter of 2015. There was no additional cost of insurance increase during the three months ended September 30, 2016. Further cost of insurance increases may cause our projected premium payments to significantly increase, adversely affect the loan to value ratios under the Revolving Credit Facilities and otherwise could have an adverse, material effect on our business, results of operations and the value of any affected policies.

During 2015, the U.S. Society of Actuaries released new versions of the Valuation Basic Tables, the ("2015 VBT"). The 2015 VBT has a significant increase in exposure and number of claims over the 2008 VBT and is believed to be a better fit for the life settlement industry and is becoming more widely accepted. During the nine months ended September 30, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams for both the life settlement assets and the revolving credit facilities. The resulting impact is approximately $17.6 million reduction in the fair value of the life settlements, and approximately $15.7 million gain for the change in fair value of the Revolving Credit Facilities with a net impact on the consolidated statement of operations of approximately $1.9 million for the nine months ended September 30, 2016.

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

Our provision for income taxes from continuing operations results in an annual effective tax rate of 0.0% and 35.0% in 2016 and 2015, respectfully, except as noted below. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Period Acquisitions — Policies Owned
Number of policies acquired	—	3	1	41
Average age of insured at acquisition	—	85.4	90.3	85.0
Average life expectancy — Calculated LE (Years)	—	5.6	2.3	5.4
Average death benefit	$—	$6,232	$690	$2,924
Aggregate purchase price	$—	$2,679	$16	$30,534
End of Period — Policies Owned
Number of policies owned	623	634	623	634
Average Life Expectancy — Calculated LE (Years)	9.2	10.0	9.2	10.0
Aggregate Death Benefit	$2,953,796	$2,997,903	$2,953,796	$2,997,903
Aggregate fair value	$483,395	$457,810	$483,395	$457,810
Monthly premium — average per policy	$10.6	$8.9	$10.6	$8.9
Period Maturities
Number of policies matured	2	2	10	14
Average age of insured at maturity	85.2	86.8	85.6	84.1
Average life expectancy - Calculated LE (Years)	1.8	5.4	3.7	7.4
Aggregate death benefit	$12,800	$3,700	$29,980	$53,468
Gains on maturity	$4,014	$2,421	$14,777	$40,240
Proceeds collected	$7,000	$28,280	$27,980	$47,519

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

Results of Continuing Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net loss from continued operations for the quarter ended September 30, 2016 was $8.5 million as compared to $13.5 million for the same period last year. Our net loss for the quarter ended September 30, 2015 includes approximately $4.7 million in income tax benefit, there was no tax benefit for the quarter ended September 30, 2016. The following is our analysis of net loss for the period.

	Three Months Ended September 30,
	2016	2015	Change	% Change
Income	$4,767	$2,769	$1,998	72%	increase
Expenses	13,310	20,981	(7,671)	(37)%	decrease
Income tax (benefit)	—	(4,721)	4,721	(100)%	decrease
Net loss	$(8,543)	$(13,491)	$4,948	(37)%	decrease

Income from continuing operations for the three months ended September 30, 2016 was mainly comprised of a gain on maturity of two policies with a net gain of approximately $4.0 million compared to a net gain on maturity of $2.4 million of two policies for the same period in 2015.

Total expenses from continuing operations mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $2.9 million; $2.5 million on the Convertible Notes; $1.3 million on the Red Falcon Revolving Credit Facility; and $1.2 million on the Senior Secured Notes.

Expenses for three months ended September 30, 2015 were significantly higher due to the extinguishment of the Secured Notes of $8.8 million and interest on the Red Falcon Revolving Credit Facility of $3.8 million; $2.3 million on the White Eagle Revolving Credit Facility, and $2.3 million on the Convertible Notes, which were offset by a gain in the fair value of the Revolving Credit Facilities of $4.2 million.

Change in fair value of life settlements (in thousands)

	Three Months Ended September 30,
	2016	2015	Change	% Change
Change in fair value of life settlements	$4,735	$2,667	$2,068	78%	increase

During the quarter ended September 30, 2016, two life insurance policies with face amounts totaling $12.8 million matured compared to two policies with face amounts of $3.7 million for the same period in 2015. The net gain of these maturities was $4.0 million and $2.4 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarter ended September 30, 2016 and 2015, respectively. Of the maturities during the quarter ended September 30, 2016, both served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $7.0 million were received during the quarter ended September 30, 2016. Approximately $5.5 million in policy proceeds received during the second quarter of 2016 was utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility during the quarter ended September 30, 2016. The Company recorded a $20.1 million receivable for maturity of life settlements at September 30, 2016 relating to the Revolving Credit Facilities.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insured lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved therefore lengthening their life expectancies relative to the prior life expectancies.

The change in fair value was impacted due to an increase in estimated risk premium, which drives our discount rate. The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including credit exposure of the insurance company that issued the life insurance policy, our estimated risk premium an investor in the policy would require among other factors. In considering these factors, at September 30, 2016, the Company determined that the weighted average discount rate calculated based on death benefit was 16.52%, compared to 17.02% at December 31, 2015 and 16.49% at June 30, 2016, this resulted in a negative impact for the change in fair value of our life settlement for the three months ended September 30, 2016.

As of September 30, 2016, we owned 623 policies with an estimated fair value of $483.4 million compared to 632 policies with an estimated fair value of $461.9 million at December 31, 2015, an increase in estimated fair value of $21.5 million or 5%. Of the 623 policies, 431 policies were pledged to the White Eagle Revolving Credit Facility and 158 policies were pledged to the Red Falcon Revolving Credit Facility. We acquired three life insurance policies during the three months ended September 30, 2015 that resulted in a gain of approximately $1.5 million. As of September 30, 2016, the aggregate death benefit of our life settlements was approximately $3.0 billion.

Of these 623 policies owned as of September 30, 2016, 539 were previously premium financed and are valued using discount rates that range from 16.00% – 22.50%. The remaining 84 policies are valued using discount rates that range from 15.00% – 21.00%.

See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Three Months Ended September 30,
	2016	2015	Change	% Change
Interest expense	$7,895	$8,614	$(719)	(8)%	decrease
Extinguishment of Senior Notes	—	8,782	(8,782)	(100)%	decrease
Change in fair value of Revolving Credit Facilities	(551)	(4,203)	3,652	(87)%	increase
SG&A expenses	5,966	7,788	(1,822)	(23)%	decrease
Total Expense	$13,310	$20,981	$(7,671)	(37)%	decrease

Interest expense (in thousands)

	Three Months Ended September 30,
	2016	2015	Change	% Change
White Eagle Revolving Credit Facility	$2,926	$2,325	$601	26%	increase
Red Falcon Revolving Credit Facility	1,259	3,789	(2,530)	(67)%	decrease
Convertible Notes	2,466	2,320	146	6%	increase
15% Senior Secured Notes	1,242	—	1,242	100%	increase
12.875% Senior Secured Notes	—	174	(174)	(100)%	decrease
Other	2	6	(4)	(67)%	decrease
Total Interest Expense	$7,895	$8,614	$(719)	(8)%	decrease

Outstanding debt for the quarter ended September 30, 2016 included $200.8 million of outstanding principal on the White Eagle Revolving Credit Facility, $61.6 million on the Red Falcon Revolving Credit Facility, $70.7 million of Convertible Notes and $30.0 million of 15% Senior Secured Notes.

The Company's outstanding debt increased by $27.4 million from $335.7 million at September 30, 2015 to $363.1 million at September 30, 2016. The increase is mainly attributable to a net increase in principal of $40.9 million on the White Eagle Revolving Credit Facility, a net increase in principal of $6.5 million on the Red Falcon Revolving Credit Facility, a $30.0 million increase in the 15% Senior Secured Notes offset by a $50.0 million repayment of the 12.875% Senior Secured Notes during the three months ended September 30, 2015.
The White Eagle Revolving Credit Facility shows an increase of approximately $601,000 which is attributable to additional draws under the facility during the three months ended September 30, 2016.
The Red Falcon Revolving Credit Facility shows a decrease of approximately $2.5 million when compared to the three months ended September 30, 2015. The $1.3 million of interest for 2016 included $98,700 related to an increase in the LIBOR floor from 1.0% to 1.56% at September 30, 2016. Of the $3.8 million paid during 2015, approximately $3.3 million was attributable to debt issuance costs which were not capitalized as a result of electing the fair value option for valuing this debt and an additional $515,000 related to interest payments paid during the three months ended September 30, 2015.

The Company recorded $2.5 million and $2.3 million of interest expense on the Convertible Notes, including $1.5 million, $838,000 and $124,000 and $1.5 million, $711,000 and $105,000 from interest, amortizing debt discounts and origination costs, during the three months ended September 30, 2016 and 2015, respectively.

The Company recorded approximately $1.2 million of interest expense on the 15.00% Senior Secured Notes, which includes $1.2 million of interest and $84,000 of amortizing debt issuance costs, during the three months ended September 30, 2016.
See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," 12, "15.00% Senior Secured Notes," and 13, "12.875% Senior Secured Notes," to the accompanying consolidated financial statements.

Extinguishment of debt (in thousands)

	Three Months Ended September 30,
	2016	2015	Change	% Change
Extinguishment of Senior Notes	$—	$8,782	$(8,782)	(100)%	decrease

During the three months ended September 30, 2015, the Company redeemed all of the outstanding 12.875% Senior Secured Notes and discharged the Secured Note Indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest. Approximately $8.8 million was expensed as loss on extinguishment related to the early repayment of the facility for the three months ended September 30, 2015.

See Note 13 "12.875% Senior Secured Notes" to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facilities (in thousands)

	Three Months Ended September 30,
	2016	2015	Change	% Change
White Eagle Revolving Credit Facility	$(1,316)	$(4,784)	$3,468	(72)%	decrease
Red Falcon Revolving Credit Facility	765	581	184	32%	increase
Total Change in Fair Value of Revolving Credit Facilities	$(551)	$(4,203)	$3,652	(87)%	decrease

The fair value of both facilities was impacted by increased borrowings, the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facilities and an increase in discount rates, these were offset by paydown of principal during the three months ended September 30, 2016. The net impact is a gain and is shown as a reduction to our expenses on the statement of operations for the three months ended September 30, 2016 and 2015.

The White Eagle Revolving Credit Facility is valued at September 30, 2016 using a discount rate of 20.06% compared to 23.55% for the quarter ended September 30, 2015.

The Red Falcon Revolving Credit Facility is valued at September 30, 2016 using a discount rate of 11.20% compared to 11.18% for the quarter ended September 30, 2015.

See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended September 30,
	2016	2015	Change	% Change
Personnel costs	$1,303	$1,945	$(642)	(33)%	decrease
Legal fees	1,833	3,370	(1,537)	(46)%	decrease
Professional fees	2,136	1,579	557	35%	increase
Insurance	200	309	(109)	(35)%	decrease
Other SG&A expenses	494	585	(91)	(16)%	decrease
Total SG&A Expenses	$5,966	$7,788	$(1,822)	(23)%	decrease

The decrease in operating expense was primarily a result of a decrease in legal expense of $1.5 million, a decrease in personnel cost of $642,000, a decrease in insurance costs of $109,000 and a decrease in other operating expenses of $91,000 which is offset by an increase in professional fees of $557,000.

Of the legal expense, approximately $76,000 is associated with the USAO Investigation, SEC Investigation, IRS Investigation and related matters for the quarter ended September 30, 2016, compared to $2.8 million for the quarter ended September 30, 2015. Amounts for 2015 mainly relate to the USAO Investigation, which was concluded at December 31, 2015. See Note 16, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Results of Discontinued Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	Change	% Change
Total income (loss)	$3	$(13)	$16	(123)%	increase
Total expenses	57	134	(77)	(57)%	decrease
Income (loss) before income taxes	(54)	(147)	93	(63)%	decrease
Income tax benefit	—	34	(34)	(100)%	decrease
Net income (loss), net of income taxes	$(54)	$(113)	$59	(52)%	decrease

Net loss from our discontinued structured settlement operations for the quarter ended September 30, 2016 was $54,000 as compared to a net loss of $113,000 for the same quarter in 2015. Total income from our discontinued structured settlement operations was $3,000 compared to a loss of $13,000 for the quarter ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2015 our discontinued structured settlement operations sold 43 structured settlement for a loss of approximately $31,000, the Company received proceeds of approximately $920,000. There was no such sale in 2016.

Total expenses from our discontinued structured settlement operations were $57,000 for the quarter ended September 30, 2016 compared to $134,000 incurred during the same period in 2015. This decrease was primarily attributable to an $85,000 decrease in legal fees.

Results of Continuing Operations

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net loss from continued operations for the nine months ended September 30, 2016 was $25.8 million as compared to $16.7 million for the same period last year. Our net loss for the nine months ended September 30, 2015 includes approximately $7.0 million in income tax benefit, there was no benefit for the nine months ended September 30, 2016. The following is our analysis of net loss for the period.

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Income	$(2,565)	$43,783	$(46,348)	(106)%	decrease
Expenses	23,200	67,453	(44,253)	(66)%	decrease
Income tax (benefit)	—	(6,981)	6,981	(100)%	decrease
Net loss	$(25,765)	$(16,689)	$(9,076)	54%	increase

Income for the nine months ended September 30, 2015 was significantly higher due to the maturity of 14 policies with a net gain of approximately $40.2 million compared to ten policies with a net gain of approximately $14.8 million for the nine months ended September 30, 2016. Our income was also significantly impacted by the adoption of the 2015 VBT, which resulted in a reduction in fair value of life settlements of approximately $17.6 million.

Our expense was significantly impacted by a $15.7 million gain for the change in fair value of the Revolving Credit Facilities which is associated with the adoption of the 2015 VBT as well as a $5.0 million reduction in legal expense during the nine months ended September 30, 2016.

Our net loss for the nine months ended September 30, 2015 includes an income tax benefit of approximately $7.0 million. There was no income tax benefit recognized during the nine months ended September 30, 2016.

Change in fair value of life settlements (in thousands)

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Change in fair value of life settlements	$(2,690)	$43,582	$(46,272)	(106)%	decrease

During the nine months ended September 30, 2016, ten life insurance policies with face amounts totaling $30.0 million matured compared to 14 policies with face amounts totaling $53.4 million for the same period in 2015. The net gain of these maturities was $14.8 million and $40.2 million for 2016 and 2015, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the nine months ended September 30, 2016 and 2015. Six of these maturities served as collateral under the White Eagle Revolving Credit Facility and four served as collateral under the Red Falcon Revolving Credit Facility. Proceeds from maturities totaling $28.0 million were received during the nine months ended September 30, 2016. Of this amount, approximately $13.5 million and $7.5 million was utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility and Red Falcon Revolving Credit Facility, respectively, during the nine months ended September 30, 2016. Approximately $5.0 million in policy proceeds received at the end of 2015 were used to repay borrowings, interest, and expenses for White Eagle during 2016. The Company also recorded a $20.1 million receivable for maturity of life settlements at September 30, 2016.

During the nine months ended September 30, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The resulting impact was a reduction in the fair value of the life settlements of approximately $17.6 million for the nine months ended September 30, 2016.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insured lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore lengthening their life expectancies relative to the prior life expectancies, which resulted in a decrease in fair value.

The change in fair value was further impacted due to an increase in estimated risk premium which drives our discount rate. The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including credit exposure of the insurance company that issued the life insurance policy, our estimated risk premium an investor in the policy would require among other factors. In considering these factors, at September 30, 2016, the Company determined that the weighted average discount rate calculated based on death benefit was 16.52%, compared to 17.02% at December 31, 2015. This resulted in a negative impact for the change in fair value of our life settlement for the nine months ended September 30, 2016.

As of September 30, 2016, we owned 623 policies with an estimated fair value of $483.4 million compared to 632 policies with a fair value of $461.9 million at December 31, 2015, an increase of $21.5 million or 5%. Of the 623 policies, 431 policies were pledged to the White Eagle Revolving Credit Facility and 158 policies were pledged to the Red Falcon Revolving Credit Facility. During the nine months ended September 30, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 20 policies for approximately $1.4 million. In addition, we acquired one life insurance policy for the period, which resulted in a gain of approximately $262,000 during the nine months ended September 30, 2016 compared to 41 policies acquired which resulted in a gain of $5.9 million during the same period in 2015. As of September 30, 2016, the aggregate death benefit of our life settlements was approximately $3.0 billion.

Of these 623 policies owned as of September 30, 2016, 539 were previously premium financed and are valued using discount rates that range from 16.00% to 22.50%. The remaining 84 policies are valued using discount rates that range from 15.00% to 21.00%.

See Note 14, Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Interest expense	$21,330	$21,491	$(161)	(1)%	decrease
Extinguishment of Senior Notes	—	8,782	(8,782)	(100)%	decrease
Change in fair value of Revolving Credit Facilities	(16,121)	13,489	(29,610)	(220)%	decrease
SG&A expenses	17,991	23,691	(5,700)	(24)%	decrease
Total Expense	$23,200	$67,453	$(44,253)	(66)%	decrease

Interest expense (in thousands)

	Nine Months Ended September 30,
	2016	2015	Change	% Change
White Eagle Revolving Credit Facility	8,142	6,875	$1,267	18%	increase
Red Falcon Revolving Credit Facility	3,178	3,789	(611)	(16)%	decrease
Convertible Notes	7,231	6,791	440	6%	increase
15% Senior Secured Notes	2,770	—	2,770	100%	increase
12.875% Senior Secured Notes	—	4,019	(4,019)	(100)%	decrease
Other	9	17	(8)	(47)%	decrease
Total Interest Expense	$21,330	$21,491	$(161)	(1)%	decrease

Outstanding debt for the nine months ended September 30, 2016 included $200.8 million of outstanding principal on the White Eagle Revolving Credit Facility, $61.6 million on the Red Falcon Revolving Credit Facility, $70.7 million of Convertible Notes and $30.0 million of Senior Secured Notes.

The Company's outstanding debt increased by $27.4 million from $335.7 million at September 30, 2015 to $363.1 million at September 30, 2016. The increase is mainly attributable to a net increase in principal of $40.9 million on the White Eagle Revolving Credit Facility, a net increase in principal of $6.5 million on the Red Falcon Revolving Credit Facility, and a $30.0 million increase in the 15% Senior Secured Noted, offset by a $50.0 million repayment of the 12.875% Senior Secured Notes during the three months ended September 30, 2015.

Of the interest expense of $21.3 million for the nine months ended September 30, 2016, approximately $8.1 million represents interest paid on the White Eagle Revolving Credit Facility and approximately $3.2 million was attributable to the Red Falcon Revolving Credit Facility. The $3.2 million of interest for 2016 included $98,700 related to an increase in the LIBOR floor from 1.0% to 1.56% at September 30, 2016.

Interest expense on the Convertible Notes totaled $7.2 million, including $4.5 million, $2.4 million, and $351,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded approximately $2.8 million of interest expense on the Senior Secured Notes, including $2.5 million and $260,000 from interest and amortizing debt issuance costs, respectively, during the nine months ended September 30, 2016.

Of the interest expense of $21.5 million during the nine months ended September 30, 2015, approximately $6.9 million of interest expense was attributable to the White Eagle Revolving Credit Facility, which included $5.0 million withheld from borrowings by the lender and $1.9 million paid by White Eagle. Approximately $3.8 million represents interest expense attributable to the Red Falcon Revolving Credit Facility. Of the $3.8 million paid during 2015, approximately $3.3 million was attributable to debt issuance costs, which were not capitalized as a result of electing the fair value option for valuing this debt and an additional $515,000 related to interest payments paid during the three months ended September 30, 2015.

Interest expense on the Convertible Notes totaled $6.8 million, including $4.5 million, $2.0 million and $294,000 representing interest, amortization of debt discount and issuance costs, respectively. We recorded $4.0 million of interest expense on the Secured Notes, including $3.2 million, $265,000, $264,000, and $277,000 from interest, unused fees, amortization of debt discounts and issuance costs, respectively, during the nine months ended September 30, 2015.

See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," 12, "15.00% Senior Secured Notes," and 13, "12.875% Senior Secured Notes," to the accompanying consolidated financial statements.

Extinguishment of debt (in thousands)

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Extinguishment of Senior Notes	$—	$8,782	(8,782)	(100)%	decrease

During the nine months ended September 30, 2015, the Company redeemed all of the outstanding 12.875% Senior Secured Notes and discharged the Secured Note Indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest. Approximately $8.8 million was expensed as loss on extinguishment related to the early repayment of the facility for the nine months ended September 30, 2015.

See Note 13 "12.875% Senior Secured Notes" to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facilities (in thousands)

	Nine Months Ended September 30,
	2016	2015	Change	% Change
White Eagle Revolving Credit Facility	$(15,721)	$12,908	(28,629)	(222)%	decrease
Red Falcon Revolving Credit Facility	(400)	581	(981)	(169)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$(16,121)	$13,489	(29,610)	(220)%	decrease

During the nine months ended September 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The resulting impact was a positive change in fair value of the White Eagle Revolving Credit Facility of approximately $14.7 million. This amount is shown as a reduction to our expenses on the statement of operations for the nine months ended September 30, 2016. The White Eagle Revolving Credit Facility is valued at September 30, 2016 using discount rates of 20.06% compared to 23.55% for the quarter ended September 30, 2015.

Change in fair value of Revolving Credit Facility also includes a gain of $400,000 attributable to the Red Falcon Revolving Credit Facility for the nine months ended September 30, 2016.

The change resulting from the Company's adoption of the 2015 VBT resulted in a positive change in fair value of the Red Falcon Revolving Credit Facility of approximately $1.0 million. This amount is shown as a reduction to our expenses on the statement of operations for the nine months ended September 30, 2016. The Red Falcon Revolving Credit Facility is valued at September 30, 2016 using a discount rate of 11.20% compared to 11.18% at September 30, 2015.

The fair value was also impacted by increased borrowings, cost of insurance increases, and the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facilities which was offset by a decrease in the discount rates. See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general, and administrative expenses (in thousands)

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Personnel costs	$5,133	$5,425	(292)	(5)%	decrease
Legal fees	5,361	10,345	(4,984)	(48)%	decrease
Professional fees	5,347	5,284	63	1%	increase
Insurance	639	966	(327)	(34)%	decrease
Other SG&A	1,511	1,671	(160)	(10)%	decrease
Total SG&A Expenses	$17,991	$23,691	$(5,700)	(24)%	decrease

The decrease in SG&A expenses was primarily a result of a decrease in legal expense of $5.0 million, a decrease in insurance costs of $327,000, and a decrease in personnel cost of $292,000.

During the nine months ended September 30, 2016, as part of a reduction in force, the Company reduced its headcount from 31 employees to 25 employees inclusive of two executives. The expense associated with this reduction was approximately $992,000 for the nine months ended September 30, 2016.

Legal expenses for the nine months ended September 30, 2016 were $5.4 million compared to $10.3 million for the nine month period ended September 30, 2015. Of the legal expense, approximately $1.7 million is associated with the USAO Investigation, SEC Investigation, IRS Investigation and related matters for the nine months ended September 30, 2016, compared to $7.0 million for the same period ended September 30, 2015. Amounts for 2015 mainly relate to the USAO Investigation, which was concluded at December 31, 2015. See Note 16, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Results of Discontinued Operations

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Total income (loss)	$9	$60	$(51)	(85)%	decrease
Total expenses	257	700	(443)	(63)%	decrease
Income (loss) before income taxes	(248)	(640)	392	(61)%	decrease
Income tax benefit	$—	224	(224)	(100)%	decrease
Net income (loss), net of income taxes	$(248)	$(416)	$168	(40)%	decrease

Net loss from our discontinued structured settlement operations for the nine months ended September 30, 2016 was $249,000 as compared to a net loss of $416,000 for the same period in 2015. Total income from our discontinued structured settlement operations was $9,000 compared to $60,000 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2015 our discontinued structured settlement operations sold 43 structured settlements for a loss of approximately $31,000. The Company received proceeds of approximately $920,000. There was no such sale in 2016.

Net loss for the nine months ended September 30, 2015 includes an income tax benefit of $224,000. There was no income tax benefit recorded during the nine months ended September 30, 2016.

Total expenses from our discontinued structured settlement operations were $258,000 for the nine months ended September 30, 2016 compared to $700,000 incurred during the same period in 2015. This decrease was primarily attributable to a $476,000 decrease in legal fees.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the covenants contained in the Revolving Credit Facilities, the indentures governing our Convertible Notes and Senior Secured Notes and other financing arrangements.

At September 30, 2016, we had approximately $24.9 million of cash and cash equivalents and certificate of deposits; of this amount, approximately $15.8 million was available to pay premiums on 34 policies that have not been pledged as collateral under either of the Revolving Credit Facilities and for other overhead expenses, with approximately $9.1 million restricted to the Revolving Credit Facilities. We expect to meet our liquidity needs for the foreseeable future primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the Revolving Credit Facilities, strategic capital market raises, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the nine months ended September 30, 2016, we paid $52.8 million in premiums to maintain our policies in force. Of this amount, approximately $37.9 million was paid by White Eagle through its borrowings and $11.9 million was paid by Red Falcon through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the Revolving Credit Facilities has been mitigated, any distributions from available proceeds under the Revolving Credit Facilities will vary based on the respective then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the Revolving Credit Facilities will be distributed to the Company. Additionally, White Eagle and Red Falcon may not borrow under their respective facilities to pay interest and the Red Falcon Credit Facility requires mandatory amortization of the debt under the facility of 8% per annum. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. As we continue to acquire additional life settlement assets, we expect our premium obligations to increase. Assuming no policy maturities, as of September 30, 2016, we expect to pay $814,000 in premiums during the remainder of 2016 on the 34 policies that have not been pledged under the Revolving Credit Facilities. Additionally, at September 30, 2016, we had $70.7

million and $30.0 million in aggregate principal amount of outstanding Convertible Notes and Senior Secured Notes, which accrued interest at 8.50% and 15.0%, respectively. Interest on the Convertible Notes is due semi-annually and interest on the Senior Secured Notes is due quarterly.

As of September 30, 2016, the Company’s cumulative legal and related fees in respect of the USAO Investigation (including indemnification obligations), the SEC Investigation, the IRS Investigation and related matters were $58.3 million, including $76,000 and $2.8 million incurred during the three months ended September 30, 2016 and 2015, respectively and $1.7 million and $7.0 million incurred during the nine months ended September 30, 2016 and 2015. We do not expect to incur material expense related to the USAO Investigation or IRS Investigation in the future. However, we may continue to incur significant expense on the SEC Investigation in future periods, in addition to expenses for general litigation and judicial proceedings over the next year, and possibly beyond. These amounts, while currently unquantifiable, may be substantial and could have a material adverse effect on the Company’s financial position and results of operations.

During the nine months ended September 30, 2016, actual maturities have fallen below the Company's expectations. As a result, the Company anticipates a liquidity shortfall in the first quarter of 2017 unless additional liquidity is obtained. Accordingly, the Company will continue to proactively manage its cash in order to effectively run its businesses and service its debt. The Company may, subject to the covenants and restrictions in its debt arrangements, sell or, under very limited circumstances, lapse certain of its policies as its portfolio management strategy and liquidity needs dictate. The lapsing of policies, if any, could result in events of default under the Revolving Credit Facilities and would create losses as such assets would be written down to zero.

On August 1, 2016, the Company initiated a formal process to explore strategic alternatives in response to receiving a number of unsolicited inquiries from several interested parties. The Company’s Board of Directors has formed a special committee whose mandate is to review and consider strategic alternatives and to make recommendations to the full Board of Directors. Some of the possible strategic alternatives the special committee may consider are a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets, a joint venture, and a recapitalization. At September 30, 2016, the special committee was continuing its efforts to explore these initiatives. As a result, the Company does not currently intend to expend resources acquiring policies and will continue to sell shares of common stock under the Company's at-the-market offering program to assist with funding business operations.

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

During the three months ended September 30, 2016, Red Falcon entered into a first amendment to its revolving loan and security agreement. With the amendment, six additional policies and additional portions of 20 policies that were previously pledged in part as collateral under the initial credit agreement were pledged in an additional policy advance.
Borrowing availability under the Red Falcon Revolving Credit Facility is subject to a borrowing base, which among other items is capped at 60% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At September 30, 2016, $48.4 million was undrawn and $307,000 was available to borrow under the Red Falcon Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 10, "Red Falcon Revolving Credit Facility—Borrowing Base & Availability" of the notes to Consolidated Financial Statements.
At September 30, 2016, the fair value of the debt under the Red Falcon Revolving Credit Facility is $61.5 million, the borrowing base was approximately $61.9 million including $61.6 million in outstanding principal. Interest calculated of LIBOR (subject to a floor of 1.0%) plus an applicable margin of 4.5% and required amortization at 8% per annum on the greater of the then outstanding balance of the loan or the initial advance are due monthly. During the three months ended September 30, 2016, required amortization paid was $1.2 million, which was paid directly by Red Falcon as there was no maturity or collection from policy proceeds. Interest totaling $962,000 was paid during the quarter ended September 30, 2016, which was paid directly by Red Falcon.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust monthly once the floor has exceeded 1.0%. The applicable rate will be dependent on the rate at the last business day of the immediately preceding calendar month. During the nine months ended September 30, 2016 the LIBOR floor increased from 1.0% to 1.56% at September 30, 2016. Future increases in LIBOR could have a material adverse effect on the Company’s financial position and results of operations.

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

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At September 30, 2016, $49.2 million was undrawn and $2.7 million was available to borrow under the White Eagle Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 9, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the notes to Consolidated Financial Statements.

At September 30, 2016, the fair value of the debt under the White Eagle Revolving Credit Facility was $182.1 million, the borrowing base was approximately $203.5 million including $200.8 million in outstanding principal. Interest calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $2.9 million was paid during the quarter ended September 30, 2016, all of which was paid from policy proceeds. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At September 30, 2016, approximately $7.0 million included in cash and cash equivalents -VIE was on account with White Eagle for distribution through the waterfall.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations.

8.50% Senior Unsecured Convertible Notes

At September 30, 2016, there was $70.7 million in aggregate principal amount of the Company’s 8.50% senior unsecured convertible notes due 2019 outstanding. For a description of the Convertible Notes see Note 11, "8.50% Senior Unsecured Convertible Notes," of the notes to Consolidated Financial Statements.

15.00% Senior Secured Notes

At September 30, 2016, there was $30.0 million in aggregate principal amount of the Company’s 15% Senior Secured Notes due 2018 outstanding. For a description of the Secured Notes, see Note 12, "15% Senior Secured Notes," of the notes to Consolidated Financial Statements.

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

During the quarter ended September 30, 2016, the Company sold 443,038 shares of common stock under this prospectus supplement, receiving net proceeds totaling approximately $1.5 million.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 1 through July 31	—	—
August 1 through August 31	99,353	$3.83
September 1 through September 30	343,685	$3.35
Total	443,038	$3.42

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(34,651)	$(37,401)
Investing activities	(31,169)	(29,675)
Financing activities	64,378	52,576
Increase (decrease) in cash and cash equivalents	$(1,442)	$(14,500)

Operating Activities

During the nine months ended September 30, 2016, operating activities used cash of $34.7 million. Our net loss of $26.0 million was adjusted for: change in fair value of life settlement loss of $2.7 million that is mainly attributable to the impact of adopting the 2015 VBT offset by maturities of 10 policies; change in fair value of Revolving Credit Facilities gain of $16.1 million that is mainly attributable to the impact of adopting the 2015 VBT, increased borrowings, the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight increase in the discount rates; and a net positive change in the components of operating assets and liabilities of $536,000. This $536,000 change in operating assets and liabilities is partially attributable to a $1.5 million decrease in interest payable for the Convertible Notes, a $1.2 million decrease in prepaid and other assets, and a $602,000 increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2015, operating activities used cash of $37.4 million. Our net loss of $17.1 million was adjusted for: White Eagle Revolving Credit Facility financing costs and fees of $5.6 million, which represents interest expense and other fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $43.6 million that is mainly attributable to the maturity of 14 policies; change in fair value of the White Eagle Revolving Credit Facility loss of $13.5 million that is mainly attributable to a reduction in the discount rate used to value the facility and projected early repayment given earlier than projected maturities. These were offset by increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility, Red Falcon Revolving Credit Facility origination costs of $3.3 million relating to the debt issuance which was not capitalized as a result of electing the fair value option for valuing this debt, extinguishment of the Senior Secured Notes of $8.8 million which represents redemption at 106% of their principal amount plus interest, a deferred income tax benefit of $7.2 million, and a net negative change in the components of operating assets and liabilities of $3.8 million. This $3.8 million change in operating assets and liabilities is partially attributable to a $1.5 million decrease in accounts payable and accrued expenses; a $1.5 million decrease in interest payable for the Convertible Notes; a $812,000 decrease in other liabilities and a $654,000 increase in deposits. These were offset by a $1.1 million decrease in structured settlement receivables associated with the sale during the nine months ended September 30, 2015.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $31.2 million and includes proceeds of $28.0 million from maturity of 10 life settlements. This was offset by $52.8 million for premiums paid on life settlements; $5.0 million for certificates of deposit and $1.4 million for purchase of life settlements.

Net cash used in investing activities for the nine months ended September 30, 2015 was $29.7 million and includes proceeds of $47.5 million from maturity of 14 life settlements. This was offset by $48.2 million for premiums paid on life settlements and $28.9 million for purchase of life settlements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $64.4 million and includes $30.0 million of proceeds from the Senior Secured Notes; $38.8 million of borrowings from the White Eagle Revolving Credit Facility; $15.1 million of borrowings from the Red Falcon Revolving Credit Facility and $1.5 million from issuance of common stock through the Company's "at the market" offerings. These were offset by $10.6 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $9.2 million in repayment of borrowings under the Red Falcon Revolving Credit Facility.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $52.6 million and includes $38.5 million of net proceeds from the rights offering completed in the second quarter of 2015, $23.8 million of net proceeds from 12.875% Secured Notes and $36.9 million of borrowings from the White Eagle Revolving Credit Facility. These were offset by $43.2 million in repayment of borrowings under the White Eagle Revolving Credit Facility; $1.9 million in repayment of borrowing under the Red Falcon Revolving Credit Facility and $3.6 million for the extinguishment of the Secured Notes.

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

Off-Balance Sheet Arrangements

At September 30, 2016, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of September 30, 2016, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of September 30, 2016:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	18.3%	20.6%	A1	AA-
Lincoln National Life Insurance Company	21.7%	19.2%	A1	AA-

Interest Rate Risk

At September 30, 2016, fluctuations in interest rates impacted interest expense in the life finance business by approximately $98,700. Both Revolving Credit Facilities accrue interest at LIBOR plus an applicable margin. LIBOR under the White Eagle Revolving Credit Facility is subject to a floor of 1.5% and LIBOR under the Red Falcon Revolving Credit Facility is subject to a floor of 1.0%.

Based on the Red Falcon Revolving Credit Facility loan agreements, the LIBOR portion of the interest rate will re-adjust monthly once the floor has exceeded 1.0%. The applicable rate will be dependent on the rate at the last business day of the immediately preceding calendar month. The LIBOR portion of the interest rate for the White Eagle Revolving Credit Facility will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year.

During the nine months ended September 30, 2016 the LIBOR floor for the Red Falcon Revolving Credit Facility increased from 1.0% to 1.56% at September 30, 2016, resulted in additional interest expense of approximately $98,700.

Future increases in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. Increases in LIBOR above the floors provided in the Revolving Credit Facilities, will also affect the calculation of the fair value of the debt under the Revolving Credit Facilities. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of September 30, 2016, we owned life settlements with a fair value of $483.4 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle and Red Falcon under the applicable Revolving Credit Facilities. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

Item 1A.    Risk Factors

In addition to our risk factors disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2015, investors should also consider the following additional risk factors.

We may not be successful in negotiating and consummating a strategic transaction.

Our Board of Directors has formed a special committee whose mandate is to review and consider strategic alternatives and to make recommendations to the full Board of Directors. A financial advisory firm has been retained to explore our available strategic alternatives to obtain the capital required to fund our future operations or otherwise enhance shareholder value, a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets, a joint venture, and or equity and debt refinancing. Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction or raise capital on a timely basis. Further, our expenses may exceed our current plans and expectations, which could require us to raise capital sooner than anticipated. If we are not successful in completing a strategic transaction or securing additional capital on a timely basis, we may be required to significantly reorganize the organization.

We will require, and may not be able to obtain, additional capital in order to carry out our planned activities and to continue as a going concern beyond the first quarter of 2017.

As of September 30, 2016, we had cash and cash equivalents and certificate of deposits of $24.9 million with approximately $9.1 million restricted to the Revolving Credit Facilities. Our existing cash resources are not sufficient to meet our operating plan beyond the first quarter of 2017, and if we are unable to raise additional capital, we may not be able to continue as a going concern. As a result, we need to secure additional capital to continue to fund our operations through the first quarter of 2017. Moreover, our expenses may exceed our current plans, which may, in the absence of additional capital, require us to significantly reorganize our operations sooner than anticipated. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. While we expect to be able to raise sufficient funds to operate through 2017, if we are unable to complete one or more strategic transactions and or raise funds to satisfy our capital needs on a timely basis and control our operating costs, there can be no assurance based upon our present cash position that we will be able to continue to operate our business in its current organization beyond the first quarter of 2017 without significant restructuring.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months and nine months ended September 30, 2016.

Item 3.        Default Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

During the quarter, the Company's Board of Directors named Miriam Martinez as the Company's Chief Financial Officer and removed the prior "interim" designation.

Item 6.        Exhibits

See the Exhibit Index following the Signatures page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emergent Capital, Inc.

/s/ Miriam Martinez	Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date November 7, 2016

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1
First Amendment to Loan and Security Agreement, dated July 15, 2016, among Red Falcon Trust, as borrower, Imperial Finance & Trading, LLC, as guarantor, Blue Heron Designated Activity Company, as portfolio administrator, LNV Corporation, as lender, and CLMG Corp, as administrative agent.

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