Form 10-K
period 2016-12-31
EMERGENT CAPITAL, INC.
filed 2017-03-21
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(561) 995-4200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	OTCQB
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2016 was $76,286,223.
The number of shares of the registrant’s common stock outstanding as of March 16, 2017 was 28,413,844.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2017 annual meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III— Items 10, 11, 12, 13 and 14.

EMERGENT CAPITAL, INC.
2016 Form 10-K Annual Report

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
Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our ability to continue as a going concern and avoid a bankruptcy or other reorganization proceeding;

•
risks associated with the proposed transactions relating to PJC or its designee's investment in the Company, including but not limited to risks related to the failure to close the proposed transactions, including due to the failure to receive the requisite shareholder approval;

•	our ability to maintain our rights in the policies that serve as the primary assets of the Company and are the collateral under various debt instruments to which we are a party;

•	our ability to obtain future financings on favorable terms, or at all;

•	our ability to manage the process of exploring strategic alternatives;

•	our ability to complete any strategic alternatives that our special committee may recommend;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facility;

•	our ability to meet our debt service obligations;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings under our revolving credit facility;

•	increases in premiums on, or the cost of insurance of, life insurance policies that we own;

•	changes to actuarial life expectancy tables;

•	changes in general economic conditions, including inflation, changes in interest or tax rates;

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	adverse developments, including financial ones, associated with other litigation and judicial actions;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption of our information technology systems;

•	our ability to avoid defaulting under the various credit documents to which we are a party;

•	our ability to maintain a listing or quotation on a national securities exchange or automated quotation system;

•	cyber security risks and the threat of data breaches;

•	loss of the services of any of our executive officers; and

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.
See Item 1A,"Risk Factors" for more information. All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.
All statements in this Annual Report on Form 10-K to "Emergent Capital," "Company," "we," "us," or "our" refer to Emergent Capital, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

PART I
Item 1. Business
Overview
Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. on February 3, 2011, in connection with the Company’s initial public offering. Effective September 1, 2015, the Company changed its name to Emergent Capital, Inc. (with its subsidiary companies, the "Company" or "Emergent Capital").
Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 621 life insurance policies, also referred to as life settlements, with a fair value of $498.4 million and an aggregate death benefit of approximately $2.9 billion at December 31, 2016. The Company primarily earns income on these policies from changes in their fair value and through death benefits.
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
Until a policy matures, the Company must pay ongoing premiums to keep that policy in force and to prevent it from lapsing. Upon a policy lapse, the Company would suffer a complete loss on its investment in that policy. Accordingly, the Company must proactively manage its cash in order to effectively run its business, maintain liquidity and continue to pay premiums in order to maintain the policies in its portfolio. 619 of these policies, with an aggregate death benefit of approximately $2.9 billion and a fair value of approximately $497.7 million at December 31, 2016 are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At December 31, 2016, 2 policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $680,000 were not pledged as collateral under the White Eagle Revolving Credit Facility.
Regulation
The sale and solicitation of life insurance policies in the secondary market is highly regulated by the laws and regulations of individual states and other applicable jurisdictions. The purchase of a policy directly from a policy owner is referred to as a life settlement and is regulated on a state-by-state basis.
At December 31, 2016, the Company, through its subsidiary Imperial Life Settlements, LLC, maintained licenses to transact life settlements as a provider in 29 of the states that currently require a license and could conduct business in 37 states, and the District of Columbia.
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
Employees
At December 31, 2016, we employed 24 full-time employees and no part-time employees. None of our employees are subject to any collective bargaining agreements. We believe that our employee relations are good.
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
Item 1A. Risk Factors
Risks Related to Our Indebtedness & Organizational Structure

At present, we do not have sufficient funds to pay our debt and other obligations as they come due or to finance our operations for more than a limited period of time.

Our cash, cash equivalents, short-term investments and operating cash flows may be inadequate to meet our obligations under our outstanding indebtedness and our other obligations. At December 31, 2016, 619 of the policies we owned were pledged as collateral under our White Eagle Revolving Credit Facility. When those policies mature, distributions will be made pursuant to a "waterfall" payment structure and any amounts available to us will vary based on the respective then current loan to value ratio under the facility. The White Eagle Revolving Credit Facility contemplates that proceeds will be directed to pay fees to service providers and premiums, with any remaining proceeds directed to pay outstanding interest. To the extent there is not sufficient remaining proceeds in the waterfall to satisfy the amount of required interest, White Eagle will be obligated to pay any such shortfall amount.

Under the White Eagle Revolving Credit Facility, proceeds from the maturity of the policies pledged as collateral are distributed pursuant to a waterfall. After distributions for payments of premiums, fees to service providers, and interest, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then loan-to-value ratio ("LTV") as illustrated below where the valuation is determined by the lenders:

LTV	Premiums, Interest & Other Fees	Principal	Distribution to White Eagle - 55%	Lender Participation - 45%
N/A	100%	—%	—%	—%
>65%	N/A	100%	—%	—%
50-65%	N/A	70%	16.5%	13.5%
35-50%	N/A	55%	24.8%	20.3%
0-35%	N/A	45%	30.3%	24.8%

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). See Note 8, "White Eagle Revolving Credit Facility" to our accompanying consolidated financial statements.

Accordingly, there can be no assurance as to when proceeds or the amounts from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to us. In addition, we are not able to borrow money under our White Eagle Revolving Credit Facility to pay interest or principal under the facility or any other indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on any of our indebtedness, we will be in default, which could cause defaults under any other of our indebtedness then outstanding. Any such default would have a material adverse effect on our business, prospects, financial condition and operating results. Additionally, upon an event of default of the White Eagle Revolving Credit Facility, absent a waiver, in addition to principal and interest, the lenders’ rights to proceeds from collections under the White Eagle Revolving Credit Facility will become due. If these obligations cannot be satisfied, the lenders, or their agent, may dispose of, release, or foreclose on (including by means of strict foreclosure on all or any of the policies or on our interests in White Eagle, which might be exercised in a manner intended to impair our rights to excess proceeds of any liquidation of foreclosed assets), or take other actions with respect to the policies pledged as collateral under the White Eagle Revolving Credit Facility that we or our shareholders may disagree with or that may be contrary to the interests of our shareholders.

Our substantial leverage and significant debt service obligations adversely affect our ability to fulfill our obligations and make it unlikely for us to fund our operations through the second quarter.
As of December 31, 2016, we had $362.1 million in outstanding long-term debt (without giving effect to the fair value of such indebtedness) consisting of borrowings under the White Eagle Revolving Credit Facility, our 8.50% senior unsecured convertible notes (the "Convertible Notes") and the 15% senior secured notes (the "15% Senior Secured Notes"). Our substantial level of indebtedness could have important negative consequences to you and us, including:

•	we may have difficulty satisfying our debt obligations, including payment of current interest obligations;

•	we may have difficulty refinancing our existing indebtedness or obtaining financing in the future for working capital, premium payments, portfolio lending, acquisitions or other purposes;

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
We require additional capital and there can be no assurance that we will be able to raise additional capital in a timely manner, at the level sought, or on favorable terms or at all.
Subject to borrowing base limitations and other conditions to funding, White Eagle may borrow proceeds to pay premiums on all of the life insurance policies pledged as collateral under the White Eagle Revolving Credit Facility at December 31, 2016. However, we estimate that, in addition to general overhead expenses, we will need to pay approximately $117,000 in premiums to keep our remaining 2 life insurance policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility in force through December 31, 2017. As of December 31, 2016, we had approximately $11.3 million of cash and cash equivalents and certificates of deposit of $6.0 million; of this amount, approximately $8.3 million is available to pay premiums on the 2 unencumbered policies and other overhead expenses, with approximately $9.1 million being restricted by the White Eagle Revolving Credit Facility. Accordingly, we must proactively manage our cash and may need to raise additional capital in order to effectively run our businesses, maintain the policies that have not been pledged under the White Eagle Revolving Credit Facility, pay interest expense on our debt and opportunistically grow our assets. There can be no assurance, however, that we will, if needed, be able to raise additional or sufficient capital on favorable terms or at all.

As part of our cash management and business strategy, we may, subject to the covenants in our debt arrangements, determine to sell all or a portion of our portfolio, but there can be no assurance that we can consummate any sales or that, if consummated, sales of policies will be at or above their carrying values. We may also, subject to the covenants in our debt arrangements and lender approval, determine to lapse certain of these policies that have a low return profile or as our portfolio management needs dictate. The lapsing of policies, if any, could result in an event of default under our debt arrangements and would create losses as the policies would be written down to zero.
We may not be successful in consummating a voluntary change to our organizational or finance structure and we may be required to undergo such change involuntarily.
We are currently in the process of exploring strategic alternatives that would change our organizational or capital structure, which includes equity recapitalization and debt refinancing. See Note 20 "Subsequent Events" of our accompanying consolidated financial statements for additional information.
There is no assurance that we will be able to successfully consummate such a transaction on a timely basis, or at all. If the process takes longer than anticipated, the Company may seek to raise capital, including, but not limited to a rights offering and the at-the-market offering program. If we are unable to secure additional capital or successfully complete a transaction on a timely basis and on terms that are acceptable to our shareholders, or if our expenses exceed our current plans and expectations, we may be required to participate in a reorganizational transaction that likely will not be favorable to holders of our equity.
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
The U.S., Ireland and many countries in the European Union, are actively considering changes to existing tax laws. Certain proposals, including proposals with retroactive effects, could include recommendations that would significantly increase our tax obligations where we do business or where our subsidiaries own life insurance policies. Any changes in the taxation of either international business activities or ownership of life settlements may increase our effective tax rate and harm our financial position and results of operations and, under certain circumstances, may constitute an event of default under the White Eagle Revolving Credit Facility.
We may not be able to refinance the White Eagle Revolving Credit Facility.
The White Eagle Revolving Credit Facility contains covenants that may significantly limit our ability to refinance. In addition, the lender under the White Eagle Revolving Credit Facility has a substantial interest in and priority rights to distributions of certain proceeds from policies pledged by White Eagle. Such covenants and such interests in and rights to distributions may significantly reduce our ability to attract replacement financing were we to seek to refinance the credit facility as a means of limiting adverse actions by the lenders in the exercise of their remedies in relation to any event of default.
We may be unable to deduct interest payments on debt that is attributed to policies that we own, which would reduce any future income and cash flows.
Generally, under the Internal Revenue Code of 1986, as amended (the "Code"), interest paid or accrued on debt obligations is deductible in computing a taxpayer’s federal income tax liability. However, when the proceeds of indebtedness are used to pay premiums on life insurance policies that are owned by the entity incurring the debt or otherwise used to support the purchase or ownership of life insurance policies, the interest in respect of such proceeds may not be deductible. Accordingly, so long as we use a portion of debt financing to pay the premiums on policies owned by us or to support the continued ownership of life insurance policies by us, the interest paid or accrued on that portion of the debt may not be currently deductible by us for federal income tax purposes. We have net operating losses that we may be able to use to reduce a portion of our future taxable income, but the inability to currently deduct interest accrued on debt could have a material adverse effect on our future earnings and cash flows available for the payment of interest.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity offerings or acquisitions that have equity as a component of the purchase price. If an ownership change has occurred or does occur in the future, our ability to utilize our net operating losses to offset income if we attain profitability may be limited.
We may adopt a tax benefit preservation plan in the form of a Section 382 Rights Agreement, designed to preserve the value of certain income tax assets, primarily net operating loss carryforwards, which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our stock.
We may not have the cash necessary to repurchase the Convertible Notes and the 15% Senior Secured Notes as well as may not have the funds available to pay required interest.
We have issued $70.7 million in aggregate principal amount of Convertible Notes and $30.0 million in 15% Senior Secured Notes. Holders of the Convertible Notes will have the right to require us to repurchase the Convertible Notes upon the occurrence of a fundamental change at 100% of their principal amount plus accrued and unpaid interest, if any. A fundamental change under the Convertible Notes is deemed to occur whenever any of the following occurs: (a) our common stock ceases to be listed or quoted on a national securities exchange in the United States, (b) our shareholders approve any plans for liquidation or dissolution, or (c) we experience a change in control represented by: (i) a majority of the members of our board of directors no longer being considered continuing directors, (ii) a transaction whereby our shareholders own less than 50% of the surviving company after the transaction, or (iii) a person or group obtaining more than 50% of the voting power of the common stock.
However, we may not have enough available cash to make a required repurchase of the Convertible Notes at the applicable time, and may not be able to obtain the necessary financing on favorable terms. In addition, our ability to repurchase the Convertible Notes may be limited by law or by the agreements governing our other indebtedness that exist at the time of the repurchase, as the case may be. Our failure to repurchase the Convertible Notes when required by their indenture would constitute a default, which could also lead to a default under the agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to repurchase the Convertible Notes. Any such default would have a material adverse effect on our business, prospects, financial condition and operating results.
Interest on the Convertible Notes and on the 15% Senior Secured Notes is due semi-annually and quarterly, respectively. On February 14, 2017, the Company entered into a solicitation to consent (the "Consent Solicitation") to issue additional Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest due on February 15, 2017 (the "2017 Interest Payment Date") to holders of the Convertible Notes. The Company's obligation to issue the Additional Convertible Notes was subject to the satisfaction of (1) not less than 95% of the aggregate principal amount of Convertible Notes agreeing to accept Additional Convertible Notes in lieu of a cash payment of interest on the 2017 Interest Payment Date and (2) the amendment of the Indenture dated as of March 11, 2016 with Wilmington Trust, National Association, as indenture trustee for the 15% Senior Secured Notes due 2018 (the "Senior Secured Indenture") to permit the issuance of the Additional Convertible Notes. This consent is only effective for the cash payment of interest due on February 15, 2017 and not for subsequent interest payments.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Indenture dated February 21, 2014 between the Company and U.S. Bank National Association (the

"Convertible Indenture") and such Additional Convertible Notes have identical terms to existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017.

The Company did not make an interest payment of $1.1 million, due March 15, 2017, on the 15.0% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. If the interest payment is not made within five business days of its due date, such failure would result in an event of default under the Senior Secured Indenture governing the 15.0% Senior Secured Notes, and the trustee or holders of at least 25% in principal amount of the outstanding 15.0% Senior Secured Notes may declare the principal, premium, if any, and accrued but unpaid interest immediately due and payable. Any such default would have a material adverse effect on our business, prospects, financial condition and operating results. The Company released the cash interest payment of $1.1 million to the holders of the 15% Senior Secured Notes on March 20, 2017.

On March 15, 2017 the Company entered into a series of separate agreements (the "Agreements") with a third party and certain holders of the convertible notes regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"). The agreements include, among other transactions, a Convertible Note Exchange Offer, New Convertible Notes, a Senior Note Exchange Offer, and New Senior Notes (each as defined in the Agreements and, together with the Agreements and the other transactions contemplated by the Agreements, the "Transaction Documents").

As part of the Transaction, the Company will offer to exchange, in each case with existing holders, its outstanding Convertible Notes for 5.0% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes"), and its outstanding 15.0% Senior Secured Notes for 8.5% Senior Notes due 2021 (the "New Senior Notes"). At least 98% of the holders of each class of notes must tender in the relevant exchange offer as a condition to closing the Transaction.

The Transaction is subject to certain conditions, including that the Company shall have obtained the requisite approval by the Company's shareholders to amend the Company’s Articles of Incorporation to increase the number of authorized shares of the Company' common stock, $0.01 par value (the "Common Stock"), and that the requisite number of holders of the Company's 15% Senior Secured Notes and Convertible Notes shall have tendered their notes in connection with the applicable exchange offer as described herein, and certain customary closing conditions, including that each of the Transaction Documents shall have been executed and delivered to the other parties thereto. The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all. Failure to close the Transaction would have a material adverse effect on our business, prospects, financial condition and operating results.

We may fail to comply with certain other financial covenants, which could lead to default and the need to seek protection under applicable bankruptcy laws.

We currently anticipate that we will not comply with our financial covenant under the White Eagle Revolving Credit Facility to maintain a cash interest coverage ratio of at least 2.0:1. Absent waivers or cures, non-compliance with such covenant would result in the cash flow sweep percentage being equal to one-hundred percent (100%), and even if the required LTV ratio may have been satisfied, the Company would not participate in any cash flow sweep. As of December 31, 2016, the cash interest coverage ratio was 1.65:1 and the LTV ratio was 55%, which was calculated using the lender's valuation. It is possible we could obtain waivers from our debt holder; however, the aforementioned projections and certain liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within one year after the date of issuance of this report.
There can be no assurance that management's plan to improve our operating performance and financial position will be successful or that we will be able to obtain additional financing on commercially reasonable terms or at all. As a result, our liquidity and ability to timely pay our obligations when due could be severely limited. Furthermore, our debt holders and creditors may resist renegotiation or lengthening of payment and other terms through legal action or otherwise. If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing to improve our operating performance and financial position, obtain alternative sources of capital or otherwise meet our liquidity needs, we may need to voluntarily seek protection under applicable bankruptcy laws.
Risks Related to Our Business

We have been experiencing net losses and expect that net losses could continue for an uncertain period. If we continue to operate at a loss, our business will not be financially viable.
For the year ended December 31, 2016, our net loss from continuing operations was $49.4 million. We have now reported 3 consecutive loss years with an accumulated deficit of $132.5 million. As of December 31, 2016, our cash balance was $11.3 million and certificates of deposit were $6.0 million. We had net working capital of $16.4 million, outstanding debt of $362.1 million and we had life settlement assets of $498.4 million. If we do not succeed in our business plan’s objectives to achieve profitability, our business might continue to experience losses and may not be sustainable in the future.
At our current estimated burn rate, we only have sufficient capital to continue through the second quarter. Accordingly, we must raise capital to continue as a going concern. There is no assurance that we can raise additional funding to continue as a going concern or to operate profitably. Any inability to obtain additional financing when needed could require us to significantly curtail or cease operations. Even if funding is available to us, we cannot assure investors that additional financing will be available on terms that are favorable to us or to our existing shareholders. If we fail to raise sufficient funds, investors may lose their entire investment.

Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums.
We are responsible for paying all premiums necessary to keep the policies in our portfolio in force and prevent them from lapsing. We estimate that we will need to pay $117,000 in premiums to keep our current portfolio of life insurance policies that are not pledged as collateral under the White Eagle Revolving Credit Facility in force through 2017. As of December 31, 2016, we had approximately $11.3 million of cash and cash equivalents and certificates of deposit of $6.0 million; of this amount, approximately $8.3 million is available to pay premiums on the 2 unencumbered policies and general expenses, with approximately $9.1 million being restricted by the White Eagle Revolving Credit Facility. By using cash reserves to pay premiums for retained life insurance policies, we will have less cash available for other business purposes. Therefore, our cash flows and the required amount of our cash reserves to pay premiums is dependent on our assumptions about life expectancies being accurate.
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

During 2015, the U.S. Society of Actuaries (the "SOA") released new versions of the Valuation Basic Tables, the ("2015 VBT"). The 2015 VBT has a significant increase in exposure and number of claims compared to the 2008 VBT is believed to be a better fit for the life settlement industry, and is becoming more widely accepted. During the year ended December 31, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from independent life expectancy providers (each, an "LE provider") to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams. Adopting the 2015 VBT resulted in a decrease in the estimated fair value of our policies, and had a material adverse effect on our business, financial condition and results of operations.
Recent and future increases to the premiums due on life insurance policies that we own will adversely affect the fair value and our returns on such life insurance policies.

To keep the life insurance policies that we own in force, insurance premiums must be timely paid. Projected premium payments are a critical component of our fair value estimates, and any increase in expected premiums will likely decrease the fair value of a given life insurance policy and adversely affect the return on that policy. Commencing in the third quarter of 2015, 24 of our policies became subject to a cost of insurance increase. During the year ended December 31, 2016, the cost of insurance increase for these additional policies caused the fair value of our life settlements to decrease by approximately $3.2 million and approximately $7.6 million since the third quarter of 2015. Further cost of insurance increases may cause our projected premium payments to significantly increase, adversely affect the loan to value ratios under the White Eagle Revolving Credit Facility and otherwise could have an adverse, material effect on our business, results of operations and the value of any affected policies.

The premiums necessary to maintain our life finance assets are expected to increase if we were to acquire additional policies.
The premiums necessary to keep our policies in force may increase. Assuming no maturities in 2017, we would need to pay $118,000 in premiums in 2017 to maintain the policies owned as of December 31, 2016 that are not pledged under the White Eagle Revolving Credit Facility. For the 619 policies pledged as collateral under the White Eagle Revolving Credit Facility, White Eagle is eligible to borrow under the White Eagle Revolving Credit Facility to pay the estimated $86.1 million in premiums for 2017 (assuming no maturities), so long as the applicable borrower maintains compliance with the borrowing base formula determined by the lender. If White Eagle is unable to draw under the White Eagle Revolving Credit Facility, it may not be able to sustain the policies it owns, which could lead to lapses or an event of default under the White Eagle Revolving Credit Facility. See "Liquidity and Capital Resources" under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Contractions in the market for life insurance policies could make it more difficult for us to opportunistically sell policies that we own and may make it more difficult to borrow under the White Eagle Revolving Credit Facility.
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
The ability of White Eagle to continue to draw borrowings under the White Eagle Revolving Credit Facility is controlled by a borrowing base formula. To the extent the above noted and other factors result in market contractions, they will likely also negatively impact the value of the policies owned by White Eagle, which could decrease the borrowing base under the facility. If White Eagle is unable to draw under the White Eagle Revolving Credit Facility, it may not be able to sustain the policies it owns, which could lead to lapses or an event of default under the White Eagle Revolving Credit Facility.
Our fair value assumptions are inherently subjective and, if the fair value of our life insurance policies decreases, we will report losses with respect to these policies.
When we obtain ownership of a life insurance policy, we record the policy as an investment in life settlements at the transaction price as of the date of acquisition. At the end of each reporting period, we re-value the life insurance policies we own. To the extent that the calculation results in an adjustment to the fair value of the policy, we record this as a change in fair value of our life insurance policies. This evaluation of the fair value of life insurance policies is inherently subjective as it requires estimates and assumptions that are susceptible to significant revision as more information becomes available. Using our valuation model, we determine the fair value of life insurance policies on a discounted cash flow basis. The most significant assumptions that we estimate are the life expectancy of the insured, expected premium payments and the discount rate. The discount rate is based upon current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk margin an investor in the policy would require. Third party life expectancy providers review and analyze the medical records of an insured and provide us with a life expectancy estimate based on the insured’s health. We then calculate a mortality impairment factor for the insured as that factor which, when applied to our mortality table, reproduces the same life expectancy provided for that insured. We use the resulting mortality impairment factor to generate a series of probabilistic future cash flows for the policy, which we then discount and aggregate to arrive at the fair value of the policy. If we are unable to accurately estimate any of these factors, we may have to write down the fair value of our life settlements, which could materially and adversely affect our results of operations and our financial condition. Adopting the 2015 VBT resulted in a decrease in the estimated fair value of our policies. See, "Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums," under Item 1A, "Risk Factors."
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
Many states have enacted statutes prohibiting stranger-originated life insurance, or STOLI, in which an individual purchases a life insurance policy with the intention of selling it to a third-party investor, who lacks an insurable interest in the insured’s life. Some insurance carriers have contested policies as STOLI arrangements, specifically citing the existence of certain nonrecourse premium financing arrangements as a basis to challenge the validity of the policies used to collateralize the financing. Additionally, if an insurance carrier alleges that there were misrepresentations or fraud in the application process for an insurance policy, they may sue us or others to contest or rescind that policy. Decisions in Florida have increased the risk that challenges to premium financed policies may be decided in favor of the issuing insurance company. Moreover, because life insurance policies we own were originated in the same or a similar manner and in a limited number of states, there is a heightened risk that an adverse court decision or other challenge or determination by a regulatory or other interested party with respect to a policy could have a material adverse effect on a significant number of other policies. If a policy that we own is subject to a successful contest or rescission, the fair value of the policy could be reduced to zero, negatively impacting the discount rates used to value our portfolio generally and our ability to sell policies. Generally, life insurance policies may only be rescinded by the issuing life insurance company within the contestability period, which, in most states is two years. Lack of insurable interest can in some instances form the basis of loss of right to payment under a life insurance policy for many years beyond the contestability period and insurance carriers have been known to challenge claims for death benefits for more than five years from issuance of the policy.
From time to time, insurance carriers have challenged the validity of policies owned by us or that once served as the underlying collateral for a premium finance loan made by us. See "Litigation" under Note 15, "Commitments and Contingencies" to our consolidated financial statements. We believe the USAO Investigation and the SEC Investigation have caused us to experience more challenges to policies by insurers attempting to use such investigations and the Non-Prosecution Agreement as grounds for rescinding or contesting a policy. Any such future challenges may result in a cloud over title and collectability, increased costs, delays in payment of life insurance proceeds or even the voiding of a policy, and could have a material adverse effect on the ability to comply with the covenants in the agreements governing our indebtedness, our business, financial condition and results of operations.

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
While fraud and misrepresentation by applicants and potential insureds in completing life insurance applications exist generally in the life insurance industry (especially with respect to the health and medical history and condition of the potential insured as well as the applicant’s net worth), such risk of fraud and misrepresentation may be heightened in connection with life insurance policies for which the premiums are financed through premium finance loans. In particular, there is a risk that applicants and potential insureds may not have truthfully or completely answered questions related to whether the life insurance policy premiums would be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of life insurance policies. Such risk may be further increased to the extent life insurance agents communicated to applicants and potential insureds regarding potential premium finance arrangements or transfers of life insurance policies through payment defaults under premium finance loans. In the ordinary course of our legacy premium finance business, our sales team received inquiries from life insurance agents and brokers regarding the availability of premium finance loans for their clients. However, any communication between the life insurance agent and the potential policyholder or insured is beyond our control and we may not know whether a life insurance agent discussed with the potential policyholder or the insured the possibility of a premium finance loan by us or the subsequent transfer of the life insurance policy. Consequently, notwithstanding the representations and certifications obtained from the policyholders, insureds and the life insurance agents, there is a risk that insurance carriers, the estates or heirs of insureds, or others could contest policies we acquired through foreclosures of premium finance loans based on fraud or misrepresentation as to any information provided to the life insurance company, including the life insurance application. See "Litigation" under Note 15, "Commitments and Contingencies" to the accompanying consolidated financial statements.
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
As of December 31, 2016, of the 621 policies in our life settlement portfolio, 539 policies were previously premium financed.
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
Changes to statutory, licensing and regulatory regimes could result in the enforcement of stricter compliance measures or adoption of additional measures on us or on the insurance companies that stand behind the insurance policies that we own, which could have a material adverse impact on our business activities and income. The SEC issued a task force report in July 2010 recommending that sales of life insurance policies in life settlement transactions be regulated as securities for purposes of the federal securities laws. To date, the SEC has not made such a recommendation to Congress. However, if the statutory definitions of "security" were amended to encompass life settlements, we could become subject to additional extensive regulatory requirements under the federal securities laws, including the obligation to register sales and offerings of life settlements with the SEC as public offerings under the Securities Act of 1933 and, potentially, the obligation to register as an "investment company" pursuant to the Investment Company Act of 1940. Any legislation implementing such regulatory change or a change in the transactions that are characterized as life settlement transactions could lead to significantly increased compliance costs, increased liability risk and adversely affect our ability to acquire or sell life insurance policies in the future, which could have a material adverse effect on our business, financial condition and results of operations.
Under the new Presidential administration and U.S. Congress, we expect that there may be many changes to existing U.S. laws, regulations, and standards. Because of the uncertainty regarding existing law, we cannot quantify or predict with any certainty the likely impact of such change on our business model, prospects, financial condition or results of operations. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.

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
In connection with our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to insureds and counterparties. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving. A significant actual or potential theft, loss, fraudulent use or misuse of customer, counterparty, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in significant costs, fines, penalties, litigation or regulatory action.
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
The market price of our common stock has fluctuated and could fluctuate substantially in the future. This volatility may subject our stock price to material fluctuations due to the factors discussed in this Risk Factors section, and other factors including market reaction to the estimated fair value of our portfolio; our capital structure; cash position; ability to service our debt; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of common stock by existing shareholders.
The conversion rate for the Convertible Notes will be adjusted in connection with a make-whole fundamental change.
If a make-whole fundamental change occurs prior to maturity, under certain circumstances, we will increase the conversion rate by a number of additional shares of common stock for the Convertible Notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of common stock in such fundamental change. A make-whole fundamental change generally means a fundamental change or redemption by us of the Convertible Notes. Such increase in the conversion rate will dilute the ownership interest of our common stock shareholders.
Certain laws of the State of Florida could impede a change of control, which could diminish the price of our common stock.
As a Florida corporation, we are subject to the Florida Business Corporation Act, which provides that a person who acquires shares in an "issuing public corporation," as defined in the statute, in excess of certain specified thresholds generally will not have any voting rights with respect to such shares, unless such voting rights are approved by the holders of a majority of the votes of each class of securities entitled to vote separately, excluding shares held or controlled by the acquiring person. The Florida Business Corporation Act also contains a statute which provides that an affiliated transaction with an interested shareholder generally must be approved by (i) the affirmative vote of the holders of two thirds of our voting shares, other than the shares beneficially owned by the interested shareholder, or (ii) a majority of the disinterested directors.
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

Due to delisting our common stock from the New York Stock Exchange ("NYSE"), you may find it difficult to dispose of your shares and our share price may be adversely affected.
On January 23, 2017, we voluntarily delisted our common stock from the NYSE, and on February 3, 2017, the trading of our common stock became listed on the over-the-counter market, OTCQB. Such trading could reduce the market liquidity of our common stock. As a result, investors may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited.
Trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a "penny stock" (generally, any equity security not listed on a national securities exchange or quoted on The NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or "margin" low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock, thereby negatively impacting the share price of our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our offices are located at 5355 Town Center Road, Suite 701, Boca Raton, Florida 33486 and consist of approximately 11,000 square feet of leased office space. We consider our facilities to be adequate for our current operations.
Item 3. Legal Proceedings
For a description of legal proceedings, see "Litigation” under Note 15, "Commitments and Contingencies" to the accompanying consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
During the year ended December 31, 2016, shares of our common stock were traded on the New York Stock Exchange, or NYSE, under the symbol "EMG." Subsequent to the year end, on February 3, 2017, the common stock started trading on the OTC Market Group’s OTCQB marketplace under the trading symbol "EMGC." See Note 20 "Subsequent Events" to the accompanying consolidated financial statements.
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the NYSE:

	2016
	High	Low
1st Quarter	$4.54	$3.49
2nd Quarter	$4.59	$3.10
3rd Quarter	$4.42	$2.85
4th Quarter	$3.15	$1.11

	2015
	High	Low
1st Quarter	$7.52	$5.86
2nd Quarter	$7.06	$5.68
3rd Quarter	$6.06	$4.85
4th Quarter	$5.44	$3.65
As of March 16, 2017, we had 8 holders of record of our common stock and the stock price was $0.30.
Stock Performance Graph
The line graph below compares the cumulative total stockholder return in our common stock between February 8, 2011 (the day shares of our common stock began trading on the NYSE) and December 31, 2016, with cumulative total return on the Russell MicroCap Index and the Nasdaq Financial Index. This graph assumes a $100 investment in each of Emergent Capital, Inc., the Russell Microcap Index and the Nasdaq Financial Index at the close of trading on February 8, 2011. We selected these indices because they include companies with similar market capitalizations to ours. We believe these are the most appropriate comparisons since we have no comparable publicly traded industry “peer” group operating in the life settlement industry.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	Comparison of Cumulative Total Return
	02/08/11	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Emergent Capital, Inc.	$100.00	$17.39	$41.17	$60.50	$60.31	$34.14	$11.19
Russell Microcap Index	$100.00	$88.09	$105.03	$150.96	$155.15	$146.38	$173.78
Nasdaq Financial Index	$100.00	$86.00	$97.76	$135.20	$138.36	$142.74	$176.03
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
We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Certain of our debt arrangements, including the White Eagle Revolving Credit Facility, restrict the ability of certain of our special purpose subsidiaries to pay dividends. In addition, future debt arrangements may contain prohibitions or limitations on the payment of dividends.
Equity Compensation Plans
On May 28, 2015, the shareholders of the Company voted to amend and restate, and the Company amended and restated, the Company's 2010 Omnibus Incentive Plan (as amended and restated, the "Omnibus Plan"). The purpose of the Omnibus Plan is to attract, retain and motivate participating employees and to attract and retain well-qualified individuals to serve as members of the board of directors, consultants and advisors through the use of incentives based upon the value of our common stock. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee. The Omnibus Plan provides that an aggregate of 2,700,000 shares of common stock are reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information.
Recent Sales of Unregistered Securities
There are no recent sales of unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities
There were no purchases during the year ended December 31, 2016.

Item 6. Selected Financial Data
The following table sets forth our selected historical consolidated financial and operating data as of such dates and for such periods indicated below. These selected historical consolidated results are not necessarily indicative of results to be expected in any future period. You should read the following financial information together with the other information contained in this Annual Report on Form 10-K, including Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes.
The selected historical statement of operations data and balance sheet data for the last five years were derived from our audited consolidated financial statements and reflect the retroactive revision to reflect the classification of our structured settlement business as discontinued operations.

	Historical
	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Income
Interest income	67	22	29	28	1,685
Interest and dividends on investment securities available for sale	—	—	—	14	391
Origination fee income	—	—	—	—	500
(Loss) gain on life settlements, net	—	(41)	(426)	(1,990)	151
Change in fair value of life settlements	864	46,717	44,128	88,686	(5,660)
Servicing fee income	—	—	—	310	1,183
Gain on maturities of life settlements with subrogation rights, net	—	—	—	—	6,090
Other income	184	193	85	2,030	748
Total income	1,115	46,891	43,816	89,078	5,088
Expenses
Interest expense	29,439	27,286	16,245	13,657	1,255
Change in fair value of Revolving Credit Facilities	(1,898)	12,197	(5,472)	(9,373)	—
Extinguishment of Secured Notes	—	8,782	—	—	—
Extinguishment of Bridge Facility	—	—	—	3,991	—
Extinguishment of Red Falcon Revolving Credit Facility	554	—	—	—	—
Change in fair value of conversion derivative liability	—	—	6,759	—	—
Provision for losses on loans receivable	—	—	—	—	515
(Gain) loss on loan payoffs and settlements, net	—	—	—	(65)	125
Amortization of deferred costs	—	—	—	7	1,867
Personnel costs	6,070	6,384	8,763	8,177	9,452
Legal fees	6,427	20,739	13,620	11,701	23,974
Professional fees	7,081	7,133	5,254	5,281	5,262
Insurance	835	1,275	1,667	1,953	2,330
Other selling, general and administrative expenses	2,036	2,194	2,006	1,887	2,366
Total expenses	50,544	85,990	48,842	37,216	47,146
(Loss) income from continuing operations before income taxes	(49,429)	(39,099)	(5,026)	51,862	(42,058)
(Benefit) provision for income taxes	—	(8,719)	125	39	(39)
Net (loss) income from continuing operations	$(49,429)	$(30,380)	$(5,151)	$51,823	$(42,019)
Discontinued Operations:
(Loss) Income from discontinued operations, net of income taxes	(260)	(644)	(601)	2,198	(2,615)
Gain on disposal of discontinued operations, net of income taxes	—	—	—	11,311	—
Benefit for income taxes	—	—	232	—	—
Net (loss) income from discontinued operations	(260)	(644)	(369)	13,509	(2,615)
Net (loss) income	$(49,689)	$(31,024)	$(5,520)	$65,332	$(44,634)
(Loss) earnings per share:
Basic and diluted (loss) earnings per common share
Continuing operations	$(1.79)	$(1.22)	$(0.24)	$2.44	$(1.98)
Discontinued operations	$(0.01)	$(0.03)	$(0.02)	$0.64	$(0.12)
Net (loss) income	$(1.80)	$(1.25)	$(0.26)	$3.08	$(2.10)
Weighted average shares outstanding:
Basic and diluted (1)	27,660,711	24,851,178	21,354,567	21,216,487	21,205,747

(1)	As of December 31, 2016, there were 29,021,844 and 28,413,844 shares of common stock issued and outstanding, respectively, and 608,000 shares of treasury stock.

	Historical
	December 31,
	2016	2015	2014	2013	2012
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$2,246	$12,946	$51,166	$14,722	$7,001
Cash and cash equivalents (VIE)	9,072	7,395	3,751	7,977	—
Restricted cash	—	—	—	13,506	1,162
Certificate of deposit	6,025	2,501	—	—	—
Investment securities available for sale, at estimated fair value	—	—	—	—	12,147
Prepaid expenses and other assets	1,112	1,017	1,502	1,331	14,172
Deposits—other	1,347	1,347	1,340	1,597	2,855
Deposits on purchases of life settlements	—	—	1,630	—	—
Interest receivable, net	—	—	—	—	822
Loans receivable, net	—	—	—	—	3,044
Structured settlement receivables at estimated fair value, net	—	—	384	660	1,680
Structured settlement receivables at cost, net	—	—	597	797	1,574
Investment in life settlements, at estimated fair value	680	11,946	82,575	48,442	113,441
Investment in life settlements, at estimated fair value (VIE)	497,720	449,979	306,311	254,519	—
Receivable for maturity of life settlements (VIE)	5,000	18,223	4,000	2,100	—
Fixed assets, net	232	322	355	74	217
Investment in affiliates	2,384	2,384	2,384	2,378	2,212
Assets of segment held for sale	—	—	—	—	15
Total assets	$525,818	$508,060	$455,995	$348,103	$160,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	2,590	$3,051	6,140	2,977	6,606
Accounts payable and accrued expenses (VIE)	593	419	423	341	—
Other liabilities	359	360	1,256	21,221	20,796
Interest payable—senior unsecured convertible notes	2,272	2,272	2,272	—	—
Senior unsecured convertible notes, net of discount and deferred debt costs	60,535	56,812	51,945	—	—
Interest payable—senior secured notes	213	—	261	—	—
Senior secured notes, net of discount and deferred debt costs	29,297	—	—	—	—
Secured notes, net of discount and deferred debt costs	—	—	24,036	—	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE)	257,085	169,131	145,831	123,847	—
Red Falcon Revolving Credit Facility, at estimated fair value (VIE)	—	55,658	—	—	—
Income taxes payable	—	—	—	6,295	6,295
Deferred tax liability	—	—	8,728	—	—
Total liabilities	352,944	287,703	240,892	154,681	33,697
Stockholders’ Equity
Common stock, $0.01 par value (80,000,000 authorized; 29,021,844 issued and 28,413,844 outstanding as of December 31, 2016, 28,130,508 issued and 27,522,508 outstanding as of December 31, 2015, 21,402,990, 21,237,166, and 21,206,121 issued and outstanding as of December 31, 2014, 2013, and 2012, respectively)	290	281	214	212	212
Preferred stock, $0.01 par value (40,000,000 authorized; 0 issued and outstanding as of December 31, 2016, 2015, 2014, 2013, and 2012)	—	—	—	—	—
Treasury stock (608,000 shares as of December 31, 2016 and 2015 and 0 shares as of December 31, 2014, 2013, and 2012)	(2,534)	(2,534)	—	—	—
Additional paid-in-capital	307,647	305,450	266,705	239,506	238,064
Accumulated other comprehensive loss	—	—	—	—	(3)
Accumulated deficit	(132,529)	(82,840)	(51,816)	(46,296)	(111,628)
Total stockholders’ equity	172,874	220,357	215,103	193,422	126,645
Total liabilities and stockholders’ equity	$525,818	$508,060	$455,995	$348,103	$160,342

Selected Operating Data (dollars in thousands):

	For the Year Ended December 31,
	2016		2015		2014	2013
Period Acquisitions—Policies Owned
Number of policies acquired	1		43		16	432
Average age of insured at acquisition	90.3		85.0		85.2	77.7
Average life expectancy—Calculated LE (Years)	2.3		5.4		5.9	12.7
Average death benefit	$690		$2,811		$4,444	$4,749
Aggregate purchase price	$16		$30,695		$16,296	$58,645

End of Period—Policies Owned
Number of policies owned	621		632		607	612
Average age of insured	82.4		81.4		80.4	79.2
Average death benefit per policy	$4,745		$4,714		$4,829	$4,828
Average life expectancy—Calculated LE (Years)	9.0		9.9		10.7	11.6
Aggregate death benefit	$2,946,511		$2,979,352		$2,931,066	$2,954,890
Aggregate fair value	$498,400		$461,925		$388,886	$302,961
Monthly premium—average per policy	$11.0		$9.1		$7.8	$7.5

Period Maturities
Number of policies matured	12		17		7	4
Average age of insured at maturity	85.7	85.2	85.0	86.8	80.1	84.0
Average life expectancy - Calculated LE (Years)	3.4	1.8	6.4	5.4	7.1	4.4
Aggregate death benefit	$37,460		$67,403		$25,500	$14,100
Gains on maturity	$17,876		$47,940		$16,413	$9,223
Proceeds collected	$50,460		$53,454		$23,600	$12,039

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
Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 621 life insurance policies, also referred to as life settlements, with a fair value of $498.4 million and an aggregate death benefit of approximately $2.9 billion at December 31, 2016. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Going Concern

On August 1, 2016, the Company initiated a formal process to explore strategic alternatives in response to receiving a number of unsolicited inquiries from several interested parties. The Company’s Board of Directors formed a special committee whose mandate is to review and consider strategic alternatives and to make recommendations to the full Board of Directors. Some of the possible strategic alternatives the special committee may consider are a sale of the Company, a merger or other business combination, a sale of all or substantially all of the Company’s assets, a joint venture, or equity and debt refinancing. At December 31, 2016, the special committee was continuing its efforts to explore these initiatives.

At December 31, 2016, we had approximately $11.3 million of cash and cash equivalents and certificates of deposit of $6.0 million; of this amount, approximately $8.3 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $9.1 million being restricted by the White Eagle Revolving Credit Facility. Approximately $108.6 million was undrawn and $674,800 was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date. We believe these funds should be sufficient to fund our operations through three months after the date of this report.

While we expect to meet our liquidity needs for the foreseeable future primarily through a combination of the receipt of death benefits from life insurance policy maturities, delaying interest and other payments, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand, the Company has incurred substantial losses and negative cash flows from operating activities. The Company's current operating plan indicates that we will continue to incur losses from operations. These projections and other liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within three months after the date of this report. The Company believes, as a result of these factors, as well as the continued uncertainty surrounding the timing of death benefits and our ability to raise capital, there exists substantial doubt whether we will be able to continue as a going concern.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 includes an emphasis of matter paragraph that summarizes the salient facts or conditions that raise substantial doubt about our ability to continue as a going concern.

Issuance of Additional Convertible Notes

Interest on the Convertible Notes and on the 15% Senior Secured Notes is due semi-annually and quarterly, respectively. On February 14, 2017, the Company entered into a solicitation to consent (the "Consent Solicitation") to issue additional Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest due on February 15, 2017 (the "2017 Interest Payment Date") to holders of 8.5% Senior Unsecured Convertible Notes (the "Convertible Notes"). The Company's obligation to issue the Additional Convertible Notes was subject to the satisfaction of (1) not less than 95% of the aggregate principal amount of Convertible Notes agreeing to accept Additional Convertible Notes in lieu of a cash payment of interest on the 2017 Interest Payment Date and (2) the amendment of the Indenture dated as of March 11, 2016 with Wilmington Trust, National Association, as indenture trustee for the 15% Senior Secured Notes due 2018 (the "Senior Secured Indenture") to permit the issuance of the Additional Convertible Notes. This consent is only effective for the cash payment of interest due on the 2017 Interest Payment Date and not for subsequent interest payments.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee (the "Convertible Note Indenture") and such Additional Convertible Notes have identical terms to existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017.

Event of Default - 15.0% Senior Secured Note

The Company did not make an interest payment of $1.1 million, due March 15, 2017, on the 15.0% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. If the interest payment is not made within five business days of its due date, such failure would result in an event of default under the Senior Secured Indenture governing the 15.0% Senior Secured Notes, and the trustee or holders of at least 25% in principal amount of the outstanding 15.0% Senior Secured Notes may declare the principal, premium, if any, and accrued but unpaid interest immediately due and payable. The Company released the cash interest payment of $1.1 million to the holders of the 15% Senior Secured Notes on March 20, 2017.

Recapitalization Transaction

On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each such Consenting Convertible Note Holder that is a party to such Agreement ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which includes an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, a Warrant and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Agreements, and together with the Agreements, the "Transaction Documents"). The Agreements and the transactions contemplated under the Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

Under the Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designee (the "Investor") purchasing up to 100% of the Company’s New Senior Notes from the Holders (as defined herein) pursuant to the Senior Note Purchase Agreement, (ii) PJC or the Investor purchasing $15.0 million in shares of Common Stock, pursuant to the Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investor of a warrant to purchase up to 34,000,000 shares of Common Stock at an exercise price of $0.25 per share for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC and one member representing the convertible note holders. The Transaction is subject to certain conditions described in this Annual Report on Form 10-K, including that the Company shall have obtained the requisite approval by the Company's shareholders to the Articles Amendment and that the requisite number of holders of the Company's senior secured notes and unsecured convertible notes shall have tendered their notes in connection with the applicable exchange offer as described herein, and certain customary closing conditions, including that each of the Transaction Documents shall have been executed and delivered to the other parties thereto. The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all.
At or contemporaneously with the closing of the Transaction, the Company will enter into a Common Stock Purchase Agreement (the "Purchase Agreement") with the purchasers' party to the Purchase Agreement (the "Purchasers"). The Purchase Agreement will generally provide for the Purchasers to purchase up to 92,000,000 shares of Common Stock at a price of $0.25 per share for an aggregate price of up to $23.0 million, of which PJC or the Investor will purchase 60,000,000 shares of Common Stock for an aggregate price of $15.0 million. The remaining Purchasers may purchase up to 32,000,000 shares of Common Stock for an aggregate price of up to $8.0 million. The Purchase Agreement shall contain customary representations, warranties, and covenants.
At or contemporaneously with the closing of the Transaction, the Company will cause to be issued a warrant (the "Warrant") to the Investor to purchase up to an aggregate of 34,000,000 shares of the Common Stock at an exercise price of $0.25 per share (the "Warrant Shares") for an aggregate price of up to $8.5 million.
As part of the Transaction, the Company will offer to exchange, in each case with existing holders, its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Existing Convertible Notes") for 5.0% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes"), and its outstanding 15.0% Senior Secured Notes due 2018 (the "Existing Senior Notes") for 8.5% Senior Notes due 2021 (the "New Senior Notes"). As a result of such exchanges. At least 98% of the holders of each class of notes must tender in the relevant exchange offer as a condition to closing the Transaction.
At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the New Convertible Notes in an aggregate amount not to exceed approximately $75.0 million pursuant to a Convertible Note Indenture (the "New Convertible Note Indenture") between the Company and a trustee to be later identified.

The New Convertible Notes will be unsecured senior obligations of the Company and will mature six years from the Closing. The New Convertible Notes will bear interest at a rate of 5.00% per annum from the issue date, payable semi-annually.
At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the New Senior Notes in an aggregate amount not to exceed approximately $40.0 million pursuant to a Senior Note Indenture (the "New Senior Note Indenture") between the Company as issuer, and the trustee to be later identified. Up to approximately $30.0 million aggregate principal amount of New Senior Notes may be issued to holders of the Existing Senior Notes in the relevant exchange offer, and PJC or the Investor may acquire up to an additional $10.0 million principal amount of New Senior Notes.
The New Senior Notes will be secured senior obligations of the Company and will mature four years from the date of Closing. The New Senior Notes will bear interest at a rate of 8.5% per annum, payable quarterly.
At or contemporaneously with the closing of the Transaction, PJC or the Investor and certain holders of New Senior Notes (the "Holders") will enter into a Note Purchase Agreement (the "Note Purchase Agreement"). The Note Purchase Agreement will generally provide for PJC or the Investor to purchase up to 100% of the New Senior Notes held by the Holders for an aggregate purchase price equal to the face amount of such purchased New Senior Notes.
The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all.

See Note 20 "Subsequent Events," of the accompanying consolidated financial statements for additional information.

Revolving Credit Facilities

As of our filing date, we anticipate that we will not comply with our financial covenant under the White Eagle Revolving Credit Facility to maintain a cash interest coverage ratio of at least 2.0:1. Absent waivers or cures, non-compliance with such covenant would result in the cash flow sweep percentage being equal to one-hundred percent (100%), and even if the required LTV ratio was satisfied, the Company would not participate in the cash flow sweep. As of December 31, 2016, the cash interest coverage ratio was 1.65:1 and the loan to value ("LTV") ratio was 55%, which was calculated using the lenders' valuation. It is possible we could obtain waivers from our debt holder; however, the aforementioned projections and certain liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within one year after the date of issuance of this report.

On December 29, 2016, our indirect subsidiary, Red Falcon Trust, entered into a Master Termination Agreement with its lender. The policies which served as collateral under the Red Falcon Revolving Credit Facility were sold to White Eagle. Proceeds totaling $65.1 million from this sale were utilized to repay the lender. See Note 9, "Red Falcon Revolving Credit Facility" to the accompanying consolidated financial statements.

On December 29, 2016, our indirect subsidiary, White Eagle, entered into the Second Amendment (the "White Eagle Amendment") to its Amended and Restated Loan And Security Agreement dated May 16, 2014. In connection with the White Eagle Amendment, the White Eagle Revolving Credit Facility maximum facility limit was increased from $250.0 million to $370.0 million and the additional proceeds under the White Eagle Revolving Credit Facility were used to purchase the policies in the Red Falcon Trust, which paid off and terminated the Red Falcon Revolving Credit Facility. Pursuant to the White Eagle Amendment, certain non-financed life insurance policies previously held by the Company and its subsidiaries were contributed to White Eagle as collateral.

In connection with the entry into the White Eagle Amendment, events of default were changed to include, among other things, a failure in cash interest coverage ratio at the Company level of 1.75:1 after June 30, 2019 for 60 consecutive days. There is no interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of December 31, 2016, the cash interest coverage ratio was 1.65:1. The White Eagle Revolving Credit Facility also contains certain covenants relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

The waterfall for distribution of proceeds from the policies pledged as collateral under the White Eagle Revolving Credit Facility was changed to the structure set forth in the table below. Absent an event of default, after distributions for premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio as illustrated below where the valuation is determined by the lenders:

LTV	Premiums, Interest & Other Fees	Principal	Distribution to White Eagle - 55%	Lender Participation - 45%
N/A	100%	—%	—%	—%
>65%	N/A	100%	—%	—%
50-65%	N/A	70%	16.5%	13.5%
35-50%	N/A	55%	24.8%	20.3%
0-35%	N/A	45%	30.3%	24.8%

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if the date of distribution occurs on or after December 29, 2025, the cash flow sweep percentage shall equal one-hundred percent (100%) of the principal balance. At December 31, 2016, the cash interest coverage was 1.65:1 and the loan to value ratio was 55%, which was calculated using the lenders' valuation. See Note 8, "White Eagle Revolving Credit Facility" to our accompanying consolidated financial statements.
White Eagle is the owner of 619 life insurance policies with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $497.7 million at December 31, 2016. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the respective facilities. See "Liquidity and Capital Resources" under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

During the year ended December 31, 2016, 12 life insurance policies with face amounts totaling $37.5 million matured. The net gain on these maturities was $17.9 million. The gains related to maturities are included in income from changes in fair value of life settlement in the consolidated statement of operations for the year ended December 31, 2016. Of these maturities, four served as collateral under the previous Red Falcon Revolving Credit Facility and eight served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $50.5 million were received during the year ended December 31, 2016. Of this amount, approximately $40.5 million and $7.6 million, were utilized to repay borrowings, interest and expenses under the White Eagle Revolving Credit Facility and the Red Falcon Revolving Credit Facility, respectively, during the year ended December 31, 2016. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend, subject to our liquidity needs and available cash, to selectively deploy capital in both the secondary and tertiary life settlement markets. As we acquire more policies, our premium payments will increase. Assuming we recognize no policy maturities, our estimated premiums for 2017 would be $86.2 million. White Eagle would be eligible to borrow approximately $86.1 million of this amount under the White Eagle Revolving Credit Facility to pay premiums on policies secured by the White Eagle Revolving Credit Facility with approximately $118,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of December 31, 2016.
Significant & Recent Events

Commencing in the third quarter of 2015, 24 of our policies became subject to a cost of insurance increase. During the year ended December 31, 2016, the cost of insurance increase for these additional policies caused the fair value of our life settlements to decrease by approximately $3.2 million and by approximately $7.6 million since the third quarter of 2015. Further cost of insurance increases may cause our projected premium payments to significantly increase, adversely affect the loan to value ratios under the White Eagle Revolving Credit Facility and otherwise have a material adverse, effect on our business, results of operations and the value of any affected policies.

During 2015, the U.S. Society of Actuaries released new versions of the Valuation Basic Tables, the ("2015 VBT"). The 2015 VBT has a significant increase in exposure and number of claims over the 2008 VBT and is believed to be a better fit for the life settlement industry and is becoming more widely accepted. During the year ended December 31, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT smoker and gender distinct tables, to determine the value of the policies. The tables show lower mortality rates in the earlier select periods at most ages. Therefore, while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams for both the life settlement assets and the revolving credit facility. The resulting impact is a reduction of approximately $17.6 million in the fair value of the life settlements, and a gain of approximately $15.7 million for the change in fair value of the White Eagle and Red Falcon Revolving Credit Facilities (together, the "Revolving Credit Facilities") with a net negative impact on the consolidated statement of operations of approximately $1.9 million for the year ended December 31, 2016.

This reduction in cash flows may reduce funds available to us from policy proceeds, including from the White Eagle Revolving Credit Facility, and may adversely affect our ability to service our indebtedness. Future changes in life expectancies or actuarial tables could have a material adverse effect on the fair value of our life settlements, which could have a material adverse effect on our business, financial condition and results of operations.

On March 11, 2016 (the "Initial Closing Date"), the Company, as issuer, entered into an indenture with Wilmington Trust Company, as indenture trustee. The indenture provides for the issuance of up to $30.0 million in senior secured notes of which approximately $21.2 million were issued on the Initial Closing Date with an additional $8.8 million issued on March 24, 2016. The 15% Senior Secured Notes were purchased in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, under the note purchase agreements with certain accredited investors and/or non U.S. persons, including certain members of the Company's board of directors, management and their affiliates, who purchased approximately $3.3 million of the 15% Senior Secured Notes issued on the Initial Closing Date. See Note 11, "15% Senior Secured Notes," of the notes to the accompanying consolidated financial statements.

The Internal Revenue Service Criminal Investigation Division notified the Company in February 2014 that it was conducting an investigation (the "IRS Investigation") related to the Company and its legacy structured settlements business. On May 3, 2016, the Company was notified that the IRS Investigation had been closed.

On February 17, 2012, the Company received an initial subpoena issued by the staff of the Securities and Exchange Commission (the "SEC") seeking documents from 2007 through the date of the subpoena, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC was investigating whether any violations of federal securities laws had occurred. On December 27, 2016, the Company received notification from the SEC that it has concluded its investigation as to the Company and does not intend to recommend an enforcement action against the Company. The notice was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.
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
Fair Value Measurement Guidance
We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and White Eagle Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 13, "Fair Value Measurements" to the accompanying consolidated financial statements for a discussion of our fair value measurement.
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

In February 2014, the Company issued and sold $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the "Convertible Notes"). The Company determined that an embedded conversion option existed in the Convertible Notes, prior to June 5, 2014, that was required to be separately accounted for as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. On June 5, 2014, the Company obtained shareholder approval to issue shares of common stock upon conversion of the Convertible Notes in an amount that exceeded the New York Stock Exchange limits for issuances without shareholder approval. In accordance with ASC 815, the Company reclassified the conversion derivative liability to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. In subsequent reporting periods, the Convertible Notes will continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. The debt discount will be amortized into interest expense using the interest method, in an aggregate amount equal to the amount of the conversion derivative liability reclassified into equity along with any unamortized transaction costs. See Note 10, "8.50% Senior Unsecured Convertible Notes" to the accompanying consolidated financial statements.
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

•
Gain/Loss on Life Settlements, Net—The Company recognizes gains or losses from life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

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
Our provision for income taxes results in an annual effective tax rate of 0.00% in 2016 compared to 22.30% in 2015.
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
The Company recorded a liability for the conversion derivative liability attributed to the issuance of the Convertible Notes, a deferred tax asset of $6.5 million for the conversion derivative liability and a deferred tax liability of $6.5 million for the corresponding debt discount. As the changes in the fair value of the conversion derivative liability were included in earnings, the Company recorded additions to the deferred tax asset. At June 5, 2014, when the Company received shareholder approval to issue shares of common stock upon conversion of the Convertible Notes, the deferred tax asset attributed to the conversion derivative liability (net of allocated unamortized transaction costs) was $8.8 million. In accordance with ASC 815, the Company reclassified the deferred tax asset attributed to the conversion derivative liability (net of allocated unamortized transaction costs) to shareholders’ equity. See Note 10, "8.50% Senior Unsecured Convertible Notes" to the accompanying consolidated financial statements.
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
Accounting Changes
Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2016, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements.

Consolidated Results of Operations

Results of Continuing Operations
2016 Compared to 2015
Net loss from continuing operations for the year ended December 31, 2016 was $49.4 million as compared to a loss of $30.4 million for the year ended December 31, 2015. Our net loss for the year ended December 31, 2015 included approximately $8.7 million in income tax benefit. There was no tax benefit for the year ended December 31, 2016. The following is our analysis of net loss for the year (in thousands).

	Year Ended December 31,
	2016	2015	Change	% Change
Income	$1,115	$46,891	$(45,776)	(98)%	decrease
Expenses	50,544	85,990	(35,446)	(41)%	decrease
Income tax (benefit)	—	(8,719)	8,719	(100)%	decrease
Net loss	$(49,429)	$(30,380)	$(19,049)	63%	increase

Income from continuing operations for the year ended December 31, 2015 was significantly higher due to the maturity of 17 policies with a net gain of approximately $47.9 million compared to 12 policies with a net gain of approximately $17.9 million for the year ended December 31, 2016. Our income for the year ended December 31, 2016 was also significantly impacted by the adoption of the 2015 VBT, which resulted in a reduction in fair value of life settlements of $17.6 million.

Our expenses from continuing operations for the year ended December 31, 2015 were significantly higher than 2016 due to legal expenses of $20.7 million compared to $6.4 million, change in fair value of the Revolving Credit Facilities of $12.2 million compared to a gain of $1.9 million and a loss on extinguishment of Secured Notes of $8.8 million compared to a loss on extinguishment of the Red Falcon Revolving Credit Facility of $554,000 for the years ended December 31, 2015 and December 31, 2016, respectively. Legal expenses for the year ended December 31, 2015 included approximately $6.5 million in payments relating to the Company's indemnification obligations for the conclusion of the USAO Investigation.

Our net loss for the year ended December 31, 2015 includes an income tax benefit of approximately $8.7 million.
There was no income tax benefit recognized during the year ended December 31, 2016.
See Notes 12, "12.875% Senior Secured Notes," and 18, "Income Taxes," to the accompanying consolidated financial statements.

Change in fair value of life settlements (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Change in fair value of life settlements	$864	$46,717	$(45,853)	(98)%	decrease

During the year ended December 31, 2016, 12 life insurance policies with face amounts totaling $37.5 million matured, compared to 17 policies with face amounts of $67.4 million for the same period in 2015. The net gain of these maturities was $17.9 million and $47.9 million for 2016 and 2015, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the years ended December 31, 2016 and 2015. Of these maturities, four served as collateral under the Red Falcon Revolving Credit Facility and eight served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $50.5 million were received during the year ended December 31, 2016. Of this amount, approximately $40.5 million and $7.6 million were utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility and the Red Falcon Revolving Credit facility, respectively, during the year ended December 31, 2016, and $2.5 million was used to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during 2017. Approximately $5.0 million in policy proceeds received at the end of 2015 were used to repay borrowings, interest, and expenses for White Eagle during 2016. The Company also recorded a $5.0 million receivable for maturity of life settlements at December 31, 2016 relating to a policy pledged to the White Eagle Revolving Credit Facility.

During the second quarter ended June 30, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The resulting impact was a reduction in the fair value of the life settlements of approximately $17.6 million for the year ended December 31, 2016.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect of the insured lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore lengthening their life expectancies relative to the prior life expectancies, which resulted in a decrease in fair value.

The change in fair value was further impacted by a reduction in estimated risk premium which drives our discount rate. The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at December 31, 2016, the Company determined that the weighted average discount rate calculated based on death benefit was 16.37% compared to 17.02% at December 31, 2015. This resulted in a positive impact for the change in fair value of our life settlement for the year ended December 31, 2016.

As of December 31, 2016, we owned 621 policies with an estimated fair value of $498.4 million compared to 632 policies with a fair value of $461.9 million at December 31, 2015, an increase of $36.5 million or 8%. Of the 621 policies, 619 policies were pledged to the White Eagle Revolving Credit Facility. During the year ended December 31, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 20 policies for approximately $1.4 million. During the year ended December 31, 2016, the Company acquired one life insurance policy that resulted in a gain of approximately $262,000 compared to 43 policies during the same period in 2015 for a gain of $6.0 million. The gain related to acquisitions is included in income from changes in fair value of life settlement in the consolidated statements of operations for the year ended December 31, 2016. As of December 31, 2016, the aggregate death benefit of our life settlements was $2.9 billion.

Of these 621 policies owned as of December 31, 2016, 539 were previously premium financed and are valued using discount rates that range from 16.00% – 21.00%. The remaining 82 policies are valued using discount rates that range from 15.00% – 18.00%. See Note 13, "Fair Value Measurements," to the accompanying consolidated financial statements.

Loss on life settlements, net (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Loss on life settlements, net	$—	$(41)	$41	(100)%	decrease

There were no policy sales during the year ended December 31, 2016. The loss in 2015 related to one policy sale on net proceeds of $2.2 million.

Expenses (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Interest expense	$29,439	$27,286	$2,153	8%	increase
Extinguishment of Senior Notes	—	8,782	(8,782)	(100)%	decrease
Extinguishment of Red Falcon Revolving Credit Facility	554	—	554	100%	increase
Change in fair value of Revolving Credit Facilities	(1,898)	12,197	(14,095)	(116)%	decrease
SG&A expenses	22,449	37,725	(15,276)	(40)%	decrease
Total Expense	$50,544	$85,990	$(35,446)	(41)%	decrease

Interest expense (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
White Eagle Revolving Credit Facility	$11,422	$9,239	$2,183	24%	increase
Red Falcon Revolving Credit Facility	4,260	4,860	(600)	(12)%	decrease
Convertible Notes	9,737	9,145	592	6%	increase
15% Senior Secured Notes	4,008	—	4,008	100%	increase
12.875% Senior Secured Notes	—	4,019	(4,019)	(100)%	decrease
Other	12	23	(11)	(48)%	decrease
Total Interest Expense	$29,439	$27,286	$2,153	8%	increase

Outstanding debt for the year ended December 31, 2016 included $261.4 million of outstanding principal on the White Eagle Revolving Credit Facility, $70.7 million of Convertible Notes and $30.0 million of 15% Senior Secured Notes.

The Company's outstanding debt increased by $64.0 million from $298.2 million at December 31, 2015 to $362.1 million at December 31, 2016. The increase is mainly attributable to a net increase in principal of $89.3 million on the White Eagle Revolving Credit Facility and a $30.0 million increase in the 15% Senior Secured Notes, offset by a $55.4 million decrease in the principal balance of the Red Falcon Revolving Credit Facility debt which was terminated on December 29, 2016. During the year ended December 31, 2015, the Company redeemed the outstanding 12.875% Senior Secured Notes.
Of the interest expense of $29.4 million for the year ended December 31, 2016, approximately $11.4 million represents interest paid on the White Eagle Revolving Credit Facility and approximately $4.3 million was attributable to the Red Falcon Revolving Credit Facility. Interest included $388,000 and $297,000 of debt issuance costs for the White Eagle Revolving Credit Facility and the Red Falcon Revolving Credit Facility, respectively, which were not capitalized as a result of electing the fair value option for valuing these debt facilities, and $11.0 million and $4.0 million related to interest payments paid during the year ended December 31, 2016, respectively.
Interest expense on the Convertible Notes totaled $9.7 million, including $6.0 million, $3.2 million and $480,000 representing interest, amortization of debt discount and issuance costs, respectively. We recorded $4.0 million of interest expense on the 15% Senior Secured Notes, including $3.7 million and $356,000 from interest and amortizing debt discounts, respectively, during the year ended December 31, 2016.
Of the interest expense of $27.3 million for year ended December 31, 2015, approximately $9.2 million represents interest paid on the White Eagle Revolving Credit Facility, which included $6.7 million withheld from borrowings by the lender and $2.5 million paid by White Eagle. Approximately $4.9 million represents interest expense attributable to the Red Falcon Revolving Credit Facility, which includes approximately $3.3 million attributable to debt issuance costs not capitalized as a result of electing the fair value option for valuating this debt and an additional$1.6 million related to interest payments paid during the year ended December 31, 2015.
Interest expense on the Convertible Notes totaled $9.1 million including $6.0 million, $2.7 million and $404,000 representing interest, amortization of debt discount and issuance costs, respectively.
The Company recorded $4.0 million of interest expense on the 12.875% Senior Secured Notes, including $3.2 million, $265,000, $264,000, and $277,000 from interest, unused fees, amortizing debt discounts and issuance costs, respectively, during the year ended December 31, 2015.
See Notes 8, "White Eagle Revolving Credit Facility," 9,"Red Falcon Revolving Credit Facility," 10,"8.5% Senior Unsecured Convertible Notes," 11,"15% Senior Secured Notes,'' and 12, "12.875% Senior Secured Notes," to the accompanying consolidated financial statements.

Extinguishment of debt (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Extinguishment of Secured Notes	$—	$8,782	$(8,782)	(100)%	decrease
Extinguishment of Red Falcon Revolving Credit Facility	554	—	554	100%	increase
	$554	$8,782	$(8,228)	(94)%	decrease

During the year ended December 31, 2016, the Company terminated the Red Falcon Revolving Credit Facility. The outstanding principal balance and unpaid interest due and paid upon termination of the facility on December 29, 2016 was $65.1 million. Approximately $554,000 was recorded as a loss on extinguishment of debt related to the early repayment of the facility. This includes the debt valuation allowance of $239,000 and costs incurred related to the facility termination of $315,000 at December 31, 2016.

During the year ended December 31, 2015, the Company redeemed all of the outstanding 12.875% Senior Secured Notes and discharged the related Secured Note indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest up to but excluding November 10, 2015. Approximately $8.8 million was expensed as extinguishment related to the early repayment of the Secured Notes for the year ended December 31, 2015. This included $5.2 million, $171,000, $1.7 million and $1.7 million related to interest and prepayment penalties, unused fees, write off of debt discount and write off of issuance cost.

See Notes 9 "Red Falcon Revolving Credit Facility," and 12 "12.875% Senior Secured Notes" of the accompanying consolidated financial statements.

Change in fair value of the Revolving Credit Facilities (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
White Eagle Revolving Credit Facility	$(1,389)	$11,926	$(13,315)	(112)%	decrease
Red Falcon Revolving Credit Facility	(509)	270	(779)	(289)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$(1,898)	$12,196	$(14,094)	(116)%	decrease

At December 31, 2016, the White Eagle Revolving Credit Facility shows a gain of approximately $1.4 million compared to a loss of $11.9 million for the year ended December 31, 2015. This gain in 2016 is attributable to a combination of offsetting factors as discussed below:
During the second quarter ended June 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facilities. The resulting impact was a positive change in the cash flows which drives the change in fair value of the White Eagle Revolving Credit Facility of approximately $14.7 million.

On December 29, 2016, White Eagle entered into a second amendment to the Amended and Restated Loan and Security Agreement. As amended, the expected repayment term of the facility was increased by approximately 4 years with the lender's commitment expiring on December 31, 2031; prior to the amendment, the commitment was scheduled to expire on April 30, 2028. This extension has impacted the overall cash flow that drives the fair value calculation of the facility. In addition, 190 life settlement policies purchased from Red Falcon Trust and other affiliates of the Company were pledged as additional collateral under the facility. These policies have characteristics that are more aged, and, as a result, maturities are expected to occur earlier on these policies compared to the policies that existed in the White Eagle Revolving Credit Facility prior to this acquisition, which allows an earlier expected repayment, thus impacting the White Eagle Revolving Credit Facility duration. The amendment now requires the parent company to maintain a cash interest coverage ratio which, if not met, may provide the lender the option to sweep 100% of remaining maturity proceeds after all facility expenses and interest are satisfied. The Company believes that the presence of such covenant does lend some improvement in the overall risk profile of the facility after the amendment.

In considering the factors above, management felt it is reasonable to apply a onetime reduction in the discount rate. This one time reduction had a negative impact on the fair value of the White Eagle Revolving Credit Facility, which was offset by increased borrowings and lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility. The White Eagle Revolving Credit Facility is valued at December 31, 2016 using a discount rate of 18.50% compared to 20.55% for the year ended December 31, 2015.

Change in fair value of Revolving Credit Facilities also includes a gain of $509,000 attributable to the Red Falcon Revolving Credit Facility for the year ended December 31, 2016. This facility was terminated on December 29, 2016.

See Note 13, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general and administrative expenses (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Personnel costs	$6,070	$6,384	$(314)	(5)%	decrease
Legal fees	6,427	20,739	(14,312)	(69)%	decrease
Professional fees	7,081	7,133	(52)	(1)%	decrease
Insurance	835	1,275	(440)	(35)%	decrease
Other SG&A	2,036	2,194	(158)	(7)%	decrease
Total SG&A Expense	$22,449	$37,725	$(15,276)	(40)%	decrease

The decrease in SG&A expense was primarily the result of a decrease in legal expense of $14.3 million, a decrease in insurance costs of $440,000 and a decrease in personnel costs of $314,000.

During the year ended December 31, 2016, as part of a reduction in force, the Company reduced its headcount from 31 employees to 24 employees inclusive of two executives. The expense associated with this reduction was approximately
$1.0 million for the year ended December 31, 2016 which related to separation costs.

Legal expenses for the year ended December 31, 2016 were $6.4 million compared to $20.7 million for the year ended December 31, 2015. Of the legal expense, approximately $1.7 million was associated with the USAO Investigation, SEC Investigation, IRS Investigation and related matters for the year ended December 31, 2016, compared to $17.0 million for the year ended December 31, 2015. Amounts for 2015 mainly relate to the USAO Investigation, which was concluded at December 31, 2015.

See Note 15, "Commitments and Contingencies," to the accompanying consolidated financial statements.
2015 Compared to 2014
Net loss from continuing operations for the year ended December 31, 2015 was $30.4 million as compared to $5.2 million for the year ended December 31, 2014. Our net loss for the year ended December 31, 2015 included approximately $8.7 million in income tax benefit compared to $125,000 in income tax expense for the same period in 2014. The following is our analysis of net loss for the period (in thousands).

	Year Ended December 31,
	2015	2014	Change	% Change
Income	$46,891	$43,816	$3,075	7%	increase
Expenses	85,990	48,842	37,148	76%	increase
Income tax (benefit)	(8,719)	125	(8,844)	(7,075)%	decrease
Net loss	$(30,380)	$(5,151)	$(25,229)	490%	increase

Income from continuing operations for the year ended December 31, 2015 was higher due to the maturity of 17 policies with a net gain of approximately $47.9 million compared to seven policies with a net gain of approximately $16.4 million for the year ended December 31, 2014.

Our expense from continuing operations for the year ended December 31, 2015 was significantly higher than 2014 due to interest expense of $27.3 million compared to $16.2 million, legal expense of $20.7 million compared to $13.6 million, change in fair value of the Revolving Credit Facilities of $12.2 million compared to a gain of $5.5 million, loss on extinguishment of Secured Notes of $8.8 million and professional fees of $7.1 million compared to $5.3 million, for the years ended December 31, 2015 and December 31, 2014 respectively. 2014 was significantly impacted by a onetime charge of change in fair value of conversion derivative liability of $6.8 million which is associated with our Convertible Notes. Legal expenses for the year ended December 31, 2015 included approximately $6.5 million in payments relating to the Company's indemnification obligations for the conclusion of the USAO Investigation.
See Notes 12, "12.875% Senior Secured Notes," and 18, "Income Taxes," to the accompanying consolidated financial statements.
Change in Fair Value of Life Settlements (in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Change in fair value of life settlements	$46,717	$44,128	$2,589	6%	increase

The gain for the years ended December 31, 2015 and 2014 was primarily a result of maturities and increased life settlement values.
During the year ended December 31, 2015, 17 life insurance policies with face amounts totaling $67.4 million matured compared to seven policies with face amounts of $25.5 million for the same period in 2014. The net gain on these maturities was $47.9 million and $16.4 million for 2015 and 2014, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the years ended December 31, 2015 and 2014. Of these maturities, three served as collateral under the Red Falcon Revolving Credit Facility and 13 served as collateral under the White Eagle Revolving Credit Facility.
Proceeds from maturities totaling $53.5 million were received during the year ended December 31, 2015. Of this amount, approximately $43.2 million and $4.6 million were utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility and the Red Falcon Revolving Credit Facility, respectively, during the year ended December 31, 2015. The Company also recorded an $18.2 million receivable for maturity of life settlements at December 31, 2015 relating to the White Eagle Revolving Credit Facility.
As of December 31, 2015, the Company owned 632 policies with an estimated fair value of $461.9 million compared to 607 policies with a fair value of $388.9 million at December 31, 2014, an increase of $73.0 million or 19%. Of the 632 policies, 437 policies were pledged to the White Eagle Revolving Credit Facility and 156 policies were pledged to the Red Falcon Revolving Credit Facility. During the year ended December 31, 2015, the Company acquired 43 life insurance policies that resulted in a gain of approximately $6.0 million compared to 16 policies during the same period in 2014 which resulted in a gain of $6.1 million. The gain related to acquisitions is included in income from changes in the fair value of life settlements in the consolidated statements of operations for the years ended December 31, 2015 and 2014. As of December 31, 2015, the aggregate death benefit of the Company’s investment in life settlements was $3.0 billion.
Of these 632 policies owned as of December 31, 2015, 544 were premium financed and are valued using discount rates that range from 16.00% – 24.50%. The remaining policies are valued using discount rates that range from 15.00% – 21.00%. See Note 13, "Fair Value Measurements," to the accompanying consolidated financial statements.
Loss on life settlements, net (in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Loss on life settlements, net	$(41)	$(426)	$385	(90)%	decrease

During the year ended December 31, 2015, one policy was sold resulting in a loss of approximately $41,000 on net proceeds received of $2.2 million compared to 14 policies sold and a loss of $426,000 on net proceeds of $4.0 million for the same period in 2014.
Expenses (in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Interest expense	$27,286	$16,245	$11,041	68%	increase
Extinguishment of Senior Notes	8,782	—	8,782	100%	increase
Change in fair value of Revolving Credit Facilities	12,197	(5,472)	17,669	(323)%	decrease
Change in fair value of conversion derivative liability	—	6,759	(6,759)	(100)%	decrease
SG&A expenses	37,725	31,310	6,415	20%	increase
Total Expense	$85,990	$48,842	$37,148	76%	increase

Interest expense (in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
White Eagle Revolving Credit Facility	9,239	7,980	$1,259	16%	increase
Red Falcon Revolving Credit Facility	4,860	—	4,860	100%	increase
Convertible Notes	9,145	7,549	1,596	21%	increase
12.875% Senior Secured Notes	4,019	694	3,325	479%	increase
Other	23	22	1	5%	increase
Total Interest Expense	$27,286	$16,245	$11,041	68%	increase

Outstanding debt for the year ended December 31, 2015 includes $172.0 million of outstanding principal on the White Eagle Revolving Credit Facility, $55.4 million on the Red Falcon Revolving Credit Facility and $70.7 million of Convertible Notes. During the year ended December 31, 2015, the Company redeemed all outstanding 12.875% Senior Secured Notes.
Of the interest expense of $27.3 million for the year ended December 31, 2015, approximately $9.2 million represents interest paid on the White Eagle Revolving Credit Facility, which included $6.7 million withheld from borrowings by the lender and $2.5 million paid by White Eagle. Approximately $4.9 million represents interest expense attributable to the Red Falcon Revolving Credit Facility, which includes approximately $3.3 million attributable to debt issuance costs not capitalized as a result of electing the fair value option for valuating this debt and an additional $1.6 million related to interest payments paid during the year ended December 31, 2015.
Interest expense on the Convertible Notes totaled $9.1 million including $6.0 million, $2.7 million and $404,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded $4.0 million of interest expense on the 12.875% Senior Secured Notes, including $3.2 million, $265,000, $264,000, and $277,000 from interest, unused fees, amortizing debt discounts and issuance costs, respectively, during the year ended December 31, 2015.
Of the interest expense of $16.2 million for the year ended December 31, 2014, approximately $8.0 million represents interest paid on the White Eagle Revolving Credit Facility. Interest expense on the Convertible Notes totaled $7.5 million including $5.2 million, $2.0 million and $332,000 representing interest, amortization of debt discount and issuance costs, respectively. The Company recorded $694,000 of interest expense on the 12.875% Senior Secured Notes, including $592,000, $36,000, and $66,000 from interest, amortizing debt discounts and issuance costs, respectively, during the year ended December 31, 2014.
See Notes 8, "White Eagle Revolving Credit Facility," 9, "Red Falcon Revolving Credit Facility," 10, "8.50% Senior Unsecured Convertible Notes," and 12, "12.857% Senior Secured Notes," to the accompanying consolidated financial statements.

Extinguishment of 12.875% Senior Secured Notes (in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Extinguishment of Senior Secured Notes	$8,782	$—	$8,782	100%	increase

During the year ended December 31, 2015, the Company redeemed all of the outstanding 12.875% Senior Secured Notes and discharged the related indenture. The Secured Notes were redeemed at 106% of their principal amount plus interest up to but excluding November 10, 2015. Approximately $8.8 million was expensed as extinguishment related to the early repayment of the Secured Notes for the year ended December 31, 2016. This included $5.2 million, $171,000, $1.7 million and $1.7 million related to interest and prepayment penalties, unused fees, write off of debt discount and write off of issuance cost.
Change in fair value of the Revolving Credit Facilities (in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
White Eagle Revolving Credit Facility	$11,926	$(5,472)	$17,398	(318)%	decrease
Red Falcon Revolving Credit Facility	270	—	270	100%	increase
Total Change in Fair Value of Revolving Credit Facilities	$12,196	$(5,472)	$17,668	(323)%	decrease

Change in fair value of the debt under the Revolving Credit Facilities was a loss of approximately $12.2 million for the year ended December 31, 2015 compared to a gain of approximately $5.5 million for the year ended December 31, 2014.
The $11.9 million loss attributable to the White Eagle Revolving Credit Facility was due to a reduction in the discount rate after amending the facility along with projected earlier repayments due to maturities. These were offset by increased borrowings, lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facilities and projected costs of insurance increases. The $5.5 million gain for 2014 resulted from increased borrowings and an increase in the discount rate used to value the facility. These were offset by projected early repayment of the White Eagle Revolving Credit Facility given earlier than projected maturities. The White Eagle Revolving Credit Facility is valued at December 31, 2015 using a discount rate of 20.55% compared to 23.89% at December 31, 2014.
Change in fair value of Revolving Credit Facilities also includes a loss of $270,405 attributable to the Red Falcon Revolving Credit Facility for the year ended December 31, 2015. This change is associated with the election of the fair value option in accounting for the facility and a reduction in the discount rate since inception. These were offset by increased borrowings and projected cost of insurance increases. The Red Falcon Revolving Credit Facility was valued at December 31, 2015 using a discount rate of 11.65%.
See Note 13, "Fair Value Measurements," to the accompanying consolidated financial statements.
Change in fair value of conversion derivative liability (in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Change in fair value of conversion derivative liability	—	$6,759	$(6,759)	(100)%	decrease

ASC 815, Derivatives and Hedging, required the Company to bifurcate the embedded conversion option that was valued on February 21, 2014 and June 5, 2014, which resulted in a fair value loss of approximately $6.8 million for the year ended December 31, 2014. During that year, the conversion derivative liability was reclassified to additional-paid-in-capital. Accordingly, there will be no further adjustment to the fair value of this derivative liability reflected in the Company's financial statements. See Note 10, "8.50% Senior Unsecured Convertible Notes," to the accompanying consolidated financial statements.
Selling, General and Administrative Expenses (in thousands)

	Year Ended December 31,
	2015	2014	Change	% Change
Personnel costs	$6,384	$8,763	$(2,379)	(27)%	decrease
Legal fees	20,739	13,620	7,119	52%	increase
Professional fees	7,133	5,254	1,879	36%	increase
Insurance	1,275	1,667	(392)	(24)%	decrease
Other SG&A	2,194	2,006	188	9%	increase
Total SG&A Expense	$37,725	$31,310	$6,415	20%	increase

The increase in SG&A expenses for the year ended December 31, 2015 was primarily a result of an increase of $7.1 million in legal fees, an increase of $1.9 million in professional fees, and a $188,000 increase in other SG&A expenses. These increases were offset by a reduction in personnel costs of $2.4 million and a $392,000 reduction in insurance costs.
Of the legal expense for the year ended December 31, 2015, approximately $17.0 million is mainly associated with the USAO Investigation, IRS Investigation and related matters compared to $5.0 million for the year ended December 31, 2014. These expenses were significantly impacted by a $6.5 million payment relating to the Company's indemnification obligations for the conclusion of the USAO Investigation at December 31, 2015.
See Note 15, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Results of Discontinued Operations

2016 Compared to 2015

	Year Ended December 31,
	2016	2015	Change	% Change
Total income	$12	$81	$(69)	(85)%	decrease
Total expenses	272	725	(453)	(62)%	decrease
Loss before income taxes	(260)	(644)	384	(60)%	decrease
Net loss, net of income taxes	$(260)	$(644)	$384	(60)%	decrease

During the year ended December 31, 2015, our discontinued structured settlement operations sold 43 structured settlements for a loss of approximately $32,000 and received proceeds of approximately $920,000. There were no structured settlement sales during the year ended December 31, 2016.

Total expenses from our discontinued structured settlement operations were $272,000 for the year ended December 31, 2016 compared to $725,000 incurred during the same period in 2015. This decrease was attributable to a $497,000 decrease in legal fees.
2015 Compared to 2014

	Year Ended December 31,
	2015	2014	Change	% Change
Total income (loss)	$81	$192	$(111)	(58)%	decrease
Total expenses	725	793	(68)	(9)%	decrease
Income (loss) before income taxes	(644)	(601)	(43)	7%	increase
Income tax benefit	—	232	(232)	(100)%	decrease
Net income (loss), net of income taxes	$(644)	$(369)	$(275)	75%	increase

During the year ended December 31, 2015, our discontinued structured settlement operations sold 43 structured settlements for a loss of approximately $32,000 and received proceeds of approximately $920,000, compared to 8 structured settlements for a gain of $18,000 during the year ended December 31, 2014.

Unrealized change in fair value of structured settlements receivable was $20,000 and $32,000 for the years ended December 31, 2015 and 2014, respectively.

Total expenses from our discontinued structured settlement operations were $725,000 for the year ended December 31, 2015 compared to $793,000 during the same period in 2014. This decrease was attributable to a $42,000 decrease in legal fees, a $15,000 decrease in professional fees, and an $11,000 decrease in other SG&A expenses.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our Convertible Notes and 15% Senior Secured Notes and other financing arrangements.

As of our filing date, we anticipate that we will not comply with our financial covenant under the White Eagle Revolving Credit Facility to maintain a cash interest coverage ratio of at least 2.0:1. Absent waivers or cures, non-compliance with such covenant would result in the cash flow sweep percentage being equal to one-hundred percent (100%), and even if the required LTV ratio was satisfied, the Company would not participate in any cash flow sweep. As of December 31, 2016, the cash interest coverage ratio was 1.65:1 and the LTV ratio was 55%, which was calculated using the lender's valuation. It is possible we could obtain waivers from our debt holder.

At December 31, 2016, we had approximately $11.3 million of cash and cash equivalents and certificate of deposits of $6.0 million; of this amount, approximately $8.3 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $9.1 million being restricted by the White Eagle Revolving Credit Facility. We expect to meet our liquidity needs for the foreseeable future primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the year ended December 31, 2016, we paid $71.7 million in premiums to maintain our policies in force. Of this amount, $53.6 million was paid by White Eagle through its borrowings and $14.7 million was paid by Red Falcon through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, any distributions from available proceeds under the White Eagle Revolving Credit Facility will vary based on the respective then current loan to value ratio as well as the cash interest coverage ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to the Company. Additionally, White Eagle may not borrow under the White Eagle Revolving Credit Facility to pay interest. To the extent there are insufficient collections from policy proceeds to cover interest, the required payment will put further stress on our available cash. Assuming no policy maturities, as of December 31, 2016, we expect to pay $118,000 in premiums during 2017 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility; however, any future cost of insurance increases may cause our projected premium payments to significantly increase and adversely affect the loan to value ratios under the White Eagle Revolving Credit Facility. Additionally, at December 31, 2016, we had $70.7 million and $30.0 million in aggregate principal amount of outstanding

Convertible Notes and 15% Senior Secured Notes, which accrued interest at 8.50% and 15.0%, respectively. Interest on the Convertible Notes is due semi-annually and interest on the 15% Senior Secured Notes is due quarterly.

During the year ended December 31, 2016, actual maturities have fallen below the Company's expectations. As a result, the Company anticipates a liquidity shortfall within three months after the date of this report, unless additional liquidity is obtained. Accordingly, the Company will continue to proactively manage its cash in order to effectively run its businesses and service its debt. The Company may, subject to the covenants and restrictions in its debt arrangements, sell or, under very limited circumstances, lapse certain of its policies as its portfolio management strategy and liquidity needs dictate. The lapsing of policies, if any, could result in events of default under the White Eagle Revolving Credit Facility and would create losses as such assets would be written down to zero.

On August 1, 2016, the Company initiated a formal process to explore strategic alternatives in response to receiving a number of unsolicited inquiries from several interested parties. The Company’s Board of Directors formed a special committee whose mandate is to review and consider strategic alternatives and to make recommendations to the full Board of Directors. Some of the possible strategic alternatives the special committee may consider are a sale of the Company, a merger or other business combination, a sale of all or a material portion of the Company’s assets, a joint venture, and a recapitalization. At December 31, 2016, the special committee was continuing its efforts to explore these initiatives. As a result, the Company does not currently intend to expend resources acquiring policies and will continue to sell shares of common stock under the Company's at-the-market offering program to assist with funding business operations.

While we expect to meet our liquidity needs for the next several months primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, delaying interest and other payments, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand, the Company has incurred substantial losses and negative cash flows from operating activities. The Company's current operating plan indicates that we will continue to incur losses from operations. These projections and other liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within three months after the date of this report. As a result of these factors, as well as the continued uncertainty surrounding the timing of death benefits and our ability to raise capital, there exists substantial doubt whether we will be able to continue as a going concern.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 includes an emphasis of matter paragraph that summarizes the salient facts or conditions that raise substantial doubt about our ability to continue as a going concern.

Issuance of Additional Convertible Notes

On February 14, 2017, the Company entered into a solicitation to consent (the "Consent Solicitation") to issue additional Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest due on February 15, 2017 (the "2017 Interest Payment Date") to holders of the Convertible Notes. The Company's obligation to issue the Additional Convertible Notes was subject to the satisfaction of (1) not less than 95% of the aggregate principal amount of Convertible Notes agreeing to accept Additional Convertible Notes in lieu of a cash payment of interest on the 2017 Interest Payment Date and (2) the amendment of the Senior Secured Indenture to permit the issuance of the Additional Convertible Notes. This consent is only effective for the cash payment of interest due on the 2017 Interest Payment Date and not for subsequent interest payments.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Indenture dated February 21, 2014 between the Company and U.S. Bank National Association (the "Convertible Indenture") and such Additional Convertible Notes have identical terms to existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017.

Events of Default - 15.0% Senior Secured Note

The Company did not make an interest payment of $1.1 million, due March 15, 2017, on the 15.0% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. If the interest payment is not made within five business days of its due date, such failure would result in an event of default under the Senior Secured Indenture governing the 15.0% Senior Secured Notes, and the trustee or holders of at least 25% in principal amount of the outstanding 15.0% Senior Secured Notes may declare the principal, premium, if any, and accrued but unpaid interest immediately due and payable. The Company released the cash interest payment of $1.1 million to the holders of the 15% Senior Secured Notes on March 20, 2017.

Recapitalization Transaction

On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the “Agreements”) by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each such Consenting Convertible Note Holder that is a party to such Agreement ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which includes an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Common Stock, a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, a Warrant and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Agreements, and together with the Agreements, the "Transaction Documents"). The Agreements and the transactions contemplated under the Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

Under the Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designee (the "Investor") purchasing up to 100% of the Company’s New Senior Notes from the Holders (as defined herein) pursuant to the Senior Note Purchase Agreement, (ii) PJC or the Investor purchasing $15.0 million in shares of Common Stock, pursuant to the Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investor of a warrant to purchase up to 34,000,000 shares of Common Stock at an exercise price of $0.25 per share for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC and one member representing the convertible note holders. The Transaction is subject to certain conditions described in this Annual Report on Form 10-K, including that the Company shall have obtained the requisite approval by the Company's shareholders to the Articles Amendment and that the requisite number of holders of the Company's senior secured notes and unsecured convertible notes shall have tendered their notes in connection with the applicable exchange offer as described below, and certain customary closing conditions, including that each of the Transaction Documents shall have been executed and delivered to the other parties thereto. The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all.
At or contemporaneously with the closing of the Transaction, the Company will enter into a Common Stock Purchase Agreement (the "Purchase Agreement") with the purchasers' party to the Purchase Agreement (the "Purchasers"). The Purchase Agreement will generally provide for the Purchasers to purchase up to 92,000,000 shares of Common Stock at a price of $0.25 per share for an aggregate price of up to $23.0 million, of which PJC or the Investor will purchase 60,000,000 shares of Common Stock for an aggregate price of $15.0 million. The remaining Purchasers may purchase up to 32,000,000 shares of Common Stock for an aggregate price of up to $8.0 million. The Purchase Agreement shall contain customary representations, warranties, and covenants.
At or contemporaneously with the closing of the Transaction, the Company will cause to be issued a warrant (the "Warrant") to the Investor to purchase up to an aggregate of 34,000,000 shares of the Common Stock at an exercise price of $0.25 per share (the "Warrant Shares") for an aggregate price of up to $8.5 million.
As part of the Transaction, the Company will offer to exchange, in each case with existing holders, its outstanding 8.5%Convertible Notes (the "Existing Convertible Notes") for 5.0% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes") , and its outstanding 15.0% Senior Secured Notes (the "Existing Senior Notes") for 8.5% Senior Notes due 2021 (the "New Senior Notes". As a result of such exchanges. At least 98% of the holders of each class of notes must tender in the relevant exchange offer as a condition to closing the Transaction.

At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the New Convertible Notes in an aggregate amount not to exceed approximately $75.0 million pursuant to a Convertible Note Indenture (the "New Convertible Note Indenture") between the Company and a trustee to be later identified.
The New Convertible Notes will be unsecured senior obligations of the Company and will mature six years from the Closing. The New Convertible Notes will bear interest at a rate of 5.00% per annum from the issue date, payable semi-annually.
At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the New Senior Notes in an aggregate amount not to exceed approximately $40.0 million pursuant to a Senior Note Indenture (the "New Senior Note Indenture") between the Company as issuer, and the trustee to be later identified. Up to approximately $30.0 million aggregate principal amount of New Senior Notes may be issued to holders of the Existing Senior Notes in the relevant exchange offer, and PJC or the Investor may acquire up to an additional $10.0 million principal amount of New Senior Notes.
The New Senior Notes will be secured senior obligations of the Company and will mature four years from the date of Closing. The New Senior Notes will bear interest at a rate of 8.5% per annum, payable quarterly.
At or contemporaneously with the closing of the Transaction, PJC or the Investor and certain holders of New Senior Notes (the "Holders") will enter into a Note Purchase Agreement (the "Note Purchase Agreement"). The Note Purchase Agreement will generally provide for PJC or the Investor to purchase up to 100% of the New Senior Notes held by the Holders for an aggregate purchase price equal to the face amount of such purchased New Senior Notes.
The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all.

See Note 20 "Subsequent Events," of the accompanying consolidated financial statements for additional information.

Financing Arrangements Summary

White Eagle Revolving Credit Facility

As amended on December 29, 2016, White Eagle is the borrower under a $370.0 million revolving credit facility, with Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At December 31, 2016, $108.6 million was undrawn and $674,800 was available to borrow under the White Eagle Revolving Credit Facility. For a description of the facility see Note 8, "White Eagle Revolving Credit Facility," of the notes to Consolidated Financial Statements.

At December 31, 2016, the fair value of the debt under the White Eagle Revolving Credit Facility was $257.1 million. As of December 31, 2016, the borrowing base was approximately $262.1 million including $261.4 million in outstanding principal. Interest is calculated at LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% and is due quarterly. Interest totaling $11.0 million was paid during the year ended December 31, 2016, all of which was paid from policy proceeds. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At December 31, 2016, approximately $2.5 million included in cash and cash equivalents -VIE was on account with White Eagle for distribution through the waterfall.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At December 31, 2016, LIBOR was increased to 1.69%.

For a description of the White Eagle Revolving Credit Facility, Note 8, "White Eagle Revolving Credit Facility," of the notes to Consolidated Financial Statements.

8.50% Senior Unsecured Convertible Notes

At December 31, 2016, there was $70.7 million in aggregate principal amount of the Company’s 8.50% senior unsecured convertible notes due 2019 outstanding. For a description of the Convertible Notes see Note 10, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statement.

On February 14, 2017, the Company entered into a solicitation to consent (the "Consent Solicitation") to issue additional 8.50% Senior Unsecured Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest on February 15, 2017 (the "2017 Interest Payment Date") to holders of the Convertible Notes. The Company's obligation to issue the Additional Convertible Notes is subject to the satisfaction of (1) not less than 95% of the aggregate principal amount of Convertible Notes agreeing to accept Additional Convertible Notes in lieu of a cash payment of interest on the 2017 Interest Payment Date and (2) the amendment of the Senior Secured Indenture to permit the issuance of the Additional Convertible Notes. This consent is only effective for the cash payment of interest due on the 2017 Interest Payment Date and not for subsequent interest payments.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017.
See Note 20 "Subsequent Events," of the accompanying consolidated financial statements for additional information.

15% Senior Secured Notes

At December 31, 2016, there was $30.0 million in aggregate principal amount of the Company’s 15% Senior Secured
Notes due 2018 outstanding. For a description of the Secured Notes, see Note 11, "15% Senior Secured Notes," of the accompanying consolidated financial statements.

The Company did not make an interest payment of $1.1 million, due March 15, 2017, on the 15.0% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. If the interest payment is not made within five business days of its due date, such failure would result in an event of default under the Senior Secured Indenture governing the 15.0% Senior Secured Notes, and the trustee or holders of at least 25% in principal amount of the outstanding 15.0% Senior Secured Notes may declare the principal, premium, if any, and accrued but unpaid interest immediately due and payable. The Company released the cash interest payment of $1.1 million to the holders of the 15% Senior Secured Notes on March 20, 2017.

Red Falcon Revolving Credit Facility

Effective July 16, 2015, Red Falcon, as borrower, entered into a $110.0 million 7-year credit facility that provided for five years of revolving credit borrowing with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent.

On December 29, 2016, Red Falcon Trust, entered into a Master Termination Agreement with its lender. The policies which served as collateral under the Red Falcon Revolving Credit Facility were sold to While Eagle. Proceeds totaling $65.1 million from this sale were utilized to repay the lender. See Note 9, "Red Falcon Revolving Credit Facility" to the accompanying consolidated financial statements.

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

During the quarter and year ended December 31, 2016, the Company sold 185,271 and 628,309 shares of common stock, respectively, under this prospectus supplement, receiving net proceeds totaling approximately $323,000 and $1.8 million, respectively.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1 through October 31	43,638	$2.91
November 1 through November 30	—	—
December 1 through December 31	141,633	$1.38
Total	185,271	1.74

Cash Flows
The following table summarizes our cash flows, which includes both continuing and discontinued operations, from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

		Year Ended December 31,
	2016	2015	2014
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	(45,555)	$(54,348)	$(32,899)
Investing activities	(26,120)	(40,954)	(46,009)
Financing activities	62,652	60,726	111,126
(Decrease)/increase in cash and cash equivalents	$(9,023)	$(34,576)	$32,218

Operating Activities

During the year ended December 31, 2016, operating activities used cash of $45.6 million. Our net loss of $49.7 million million was adjusted for the following: Revolving Credit Facilities financing costs and fees of $1.0 million, which represent fees associated with the Revolving Credit Facilities withheld by the lender and added to the outstanding loan balance, amortization of discount and deferred cost for the Convertible Notes of $3.7 million, change in fair value of life settlement of $864,000 that is mainly attributable to the impact of adopting the 2015 VBT, offset by maturities of 12 policies; change in fair value of Revolving Credit Facilities gain of $1.9 million that is mainly attributable to the impact of adopting the 2015 VBT, increased borrowings, the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility, offset by a reduction in the discount rates, and a net positive change in the components of operating assets and liabilities of $121,000. This $121,000 change in operating assets and liabilities is partially attributable to a $213,000 increase in interest payable and a $161,000 increase in prepaid expenses and other assets, offset by a $287,000 decrease in accounts payable and accrued expenses.

During the year ended December 31, 2015, operating activities used cash of $54.3 million. Our net loss of $31.0 million was adjusted for the following: Revolving Credit Facilities financing costs and fees of $7.5 million, which represent interest expense and other fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance; change in fair value of life settlement gains of $46.7 million that is mainly attributable to the maturities of 17 policies and change in fair value of Revolving Credit Facilities loss of $12.2 million mainly attributable to a reduction in the discount rate along with projected earlier repayments due to maturities. These were offset by increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and cost of insurance increase. Red Falcon Revolving Credit Facility origination cost was $3.3 million relating to the debt issuance cost which was not capitalized as a result of electing the fair value option for valuing this debt. Extinguishment of Secured Notes was $8.8 million, which represents redemption at 106% of their principal amount plus interest; deferred income tax benefit of $8.7 million and a net negative change in the components of operating assets and liabilities of $3.9 million. This $3.9 million change in operating assets and liabilities is partially attributable to a $3.1 million decrease in accounts payable and accrued expenses, a $860,000 decrease in other liabilities, and a $654,000 increase in deposits. These were offset by a $1.1 million decrease in structured settlement receivables associated with the sale during the year.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $26.1 million and included proceeds of $50.5 million from maturity of 12 life settlements. This was offset by $71.7 million for premiums paid on life settlements; $3.5 million for certificates of deposit and $1.4 million for purchase of life settlements.

Net cash used in investing activities for the year ended December 31, 2015 was $41.0 million and included proceeds of $53.5 million from maturity of 17 life settlements and $2.2 million from sale of one life settlement. These were offset by $64.9 million for premiums paid on life settlements, $29.1 million for purchases of life settlements and a $2.5 million for certificate of deposit.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $62.7 million and included $30.0 million of proceeds from the 15% Senior Secured Notes; $58.0 million of borrowings from the White Eagle Revolving Credit Facility; $19.7 million of borrowings from the Red Falcon Revolving Credit Facility and $1.8 million from issuance of common stock through the Company's "at the market" offerings. These were offset by $34.8 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $10.5 million in repayment of borrowings under the Red Falcon Revolving Credit Facility.

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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$940	$241	$699	$—	$—
Finance lease obligation	25	25	—	—	—
White Eagle Revolving Credit Facility (1)	261,393	—	—	—	261,393
Interest payable (2)	4,905	4,905	—	—	—
Senior Secured Notes	30,000	—	30,000	—	—
Senior unsecured convertible notes	70,743	—	70,743	—	—
	$368,006	$5,171	$101,442	$—	$261,393

(1)	Please see Note 8, "White Eagle Revolving Credit Facility," to the accompanying consolidated financial statements.

(2)	Includes $2.4 million related to outstanding interest due for the White Eagle Revolving Credit Facility.
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

Off-Balance Sheet Arrangements
At December 31, 2016, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of December 31, 2016, we did not hold material amount of financial instruments for trading purposes.
Credit Risk
Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of December 31, 2016:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	21.7%	19.3%	A1	AA-
Transamerica Life Insurance Company	18.4%	20.6%	A1	AA-
Interest Rate Risk
At December 31, 2016, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At December 31, 2016, the applicable LIBOR rate was 1.69%.

Future increases in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. Increases in LIBOR above the floors provided in the White Eagle Revolving Credit Facility, will also affect the calculation of the fair value of the debt under the White Eagle Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future.
We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of December 31, 2016, we owned life settlements with a fair value of $498.4 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the applicable White Eagle Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including to the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page F-2 is incorporated herein by reference.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report, which appears on page F-3 and is incorporated herein by reference.
Item 9B. Other Information

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 2016.
All of the Company’s directors, officers and employees must act in accordance with our Code of Ethics. A copy of the Code of Ethics is available on the Company’s website at www.emergentcapital.com in the "Investor Relations" section, under the Corporate Governance tab. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding disclosure of an amendment to, or waiver from, a provision of this Code of Ethics with respect to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on the Company’s website discussed above, unless a Form 8-K is otherwise required by law or applicable listing rules.
Item 11. Executive Compensation
The information regarding executive compensation is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to the Proxy Statement to be filed within 120 days after December 31, 2016.
Shown below is certain information as of December 31, 2016 regarding equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in other column)
Equity compensation plans approved by security holders	763,594	$8.52	1,554,323
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	763,594	$8.52	1,554,323
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2016.
Item 14. Principal Accountant Fees and Services
The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2016.

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
Date: March 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTONY MITCHELL	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2017
Antony Mitchell

/S/ MIRIAM MARTINEZ	Chief Financial Officer (Principal Financial Officer)	March 21, 2017
Miriam Martinez

/S/ JAMES CHADWICK	Director	March 21, 2017
James Chadwick

/S/ MICHAEL A. CROW	Director	March 21, 2017
Michael A. Crow

/S/ ANDREW DAKOS	Director	March 21, 2017
Andrew Dakos

/S/ PHILLIP GOLDSTEIN	Chairman of the Board of Directors	March 21, 2017
Phillip Goldstein

/S/ GERALD HELLERMAN	Director	March 21, 2017
Gerald Hellerman

/S/ GILBERT NATHAN	Director	March 21, 2017
Gilbert Nathan

INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 of Emergent Capital, Inc.

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
Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
Board of Directors and Stockholders
Emergent Capital, Inc.

We have audited the internal control over financial reporting of Emergent Capital, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 21, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida
March 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
Board of Directors and Stockholders
Emergent Capital, Inc.
We have audited the accompanying consolidated balance sheets of Emergent Capital, Inc. (a Florida corporation) and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Capital, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $49,689,000 during the year ended December 31, 2016, has incurred recurring losses from operations in each of the past three years ended December 31, 2016, and has a forecasted liquidity shortfall by June 2017. These conditions, along with other matters as set forth in Note 2 raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida
March 21, 2017

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS
December 31,

	2016	2015
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$2,246	$12,946
Cash and cash equivalents (VIE Note 3)	9,072	7,395
Certificate of deposit	6,025	2,501
Prepaid expenses and other assets	1,112	1,017
Deposits - other	1,347	1,347
Life settlements, at estimated fair value	680	11,946
Life settlements, at estimated fair value (VIE Note 3)	497,720	449,979
Receivable for maturity of life settlements (VIE Note 3)	5,000	18,223
Fixed assets, net	232	322
Investment in affiliate	2,384	2,384
Total assets	$525,818	$508,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,590	$3,051
Accounts payable and accrued expenses (VIE Note 3)	593	419
Other liabilities	359	360
Interest payable - Convertible Notes (Note 10)	2,272	2,272
Convertible Notes, net of discount and deferred debt costs (Note 10)	60,535	56,812
Interest payable - Senior Secured Notes (Note 11)	213	—
Senior Secured Notes, net of discount and deferred debt costs (Note 11)	29,297	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 3)	257,085	169,131
Red Falcon Revolving Credit Facility, at estimated fair value (VIE Note 3)	—	55,658
Total liabilities	352,944	287,703
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized at December 31, 2016 and 2015; 29,021,844 issued and 28,413,844 outstanding as of December 31, 2016 and 28,130,508 issued and 27,522,508 outstanding as of December 31, 2015)	290	281
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of December 31, 2016 and 2015)	—	—
Treasury stock (608,000 as of December 31, 2016 and 2015)	(2,534)	(2,534)
Additional paid-in-capital	307,647	305,450
Accumulated deficit	(132,529)	(82,840)
Total stockholders’ equity	172,874	220,357
Total liabilities and stockholders’ equity	$525,818	$508,060
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2016	2015	2014
	(in thousands, except share and per share data)
Income
Loss on life settlements, net	$—	$(41)	$(426)
Change in fair value of life settlements (Notes 7 & 13)	864	46,717	44,128
Other income	251	215	114
Total income	1,115	46,891	43,816
Expenses
Interest expense	29,439	27,286	16,245
Change in fair value of Revolving Credit Facilities (Notes 8, 9 & 13)	(1,898)	12,197	(5,472)
Extinguishment of Secured Notes	—	8,782	—
Extinguishment of Red Falcon Revolving Credit Facility	554	—	—
Change in fair value of conversion derivative liability (Notes 10 & 13)	—	—	6,759
Personnel costs	6,070	6,384	8,763
Legal fees	6,427	20,739	13,620
Professional fees	7,081	7,133	5,254
Insurance	835	1,275	1,667
Other selling, general and administrative expenses	2,036	2,194	2,006
Total expenses	50,544	85,990	48,842
(Loss) income from continuing operations before income taxes	(49,429)	(39,099)	(5,026)
(Benefit) provision for income taxes	—	(8,719)	125
Net (loss) income from continuing operations	$(49,429)	$(30,380)	$(5,151)
Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	(260)	(644)	(601)
Benefit for income taxes	—	—	232
Net (loss) income from discontinued operations	(260)	(644)	(369)
Net (loss) income	$(49,689)	$(31,024)	$(5,520)
(Loss) earnings per share:
Basic and diluted (loss) earnings per common share
Continuing operations	$(1.79)	$(1.22)	$(0.24)
Discontinued operations	(0.01)	(0.03)	(0.02)
Net (loss) income	$(1.80)	$(1.25)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	27,660,711	24,851,178	21,354,567

The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2014	21,237,166	$212	—	$—	239,506	$(46,296)	$193,422
Net income (loss)	—	—	—	—	—	(5,520)	(5,520)
Stock-based compensation	41,060	1	—	—	955	—	956
Restricted stock issued	125,628	1	—	—	499	—	500
Retirement of common stock	(864)	$—	—	$—	—	$—	—
Reclassification of derivative liability, net of tax	—	—	—	—	14,069	—	14,069
Issuance of warrants	—	—	—	—	5,381	—	5,381
Pre-conversion tax adjustment	—	—	—	—	6,295	—	6,295
Balance, December 31, 2014	21,402,990	$214	—	$—	$266,705	$(51,816)	$215,103
Net income (loss)	—	—	—	—	—	(31,024)	(31,024)
Stock-based compensation	41,259	—	—	—	490	—	490
Purchase of treasury stock, net of costs		—	608,000	(2,534)	—	—	(2,534)
Common stock issued for rights offering, net of costs	6,688,433	67	—	—	38,267	—	38,334
Retirement of common stock	(2,174)	—	—	—	(12)	—	(12)
Balance, December 31, 2015	28,130,508	$281	608,000	$(2,534)	305,450	$(82,840)	220,357
Net income (loss)	—	—	—	—	—	(49,689)	(49,689)
Stock-based compensation	265,212	3	—	—	408	—	411
Common stock issued through ATM, net	628,309	6	—	—	1,797	—	1,803
Retirement of common stock	(2,185)	—	—	—	(8)	—	(8)
Balance, December 31, 2016	29,021,844	$290	608,000	$(2,534)	$307,647	$(132,529)	$172,874
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2016	2015	2014
		(In thousands)
Cash flows from operating activities
Net (loss) income	$(49,689)	$(31,024)	$(5,520)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	108	113	88
Red Falcon Revolving Credit Facility origination cost	297	3,329	—
White Eagle Revolving Credit Facility origination cost	388	—	—
Revolving Credit Facilities financing cost and fees withheld by lender	1,020	7,493	6,716
Amortization of discount and deferred debt costs for Convertible Notes	3,724	3,132	2,371
Amortization of discount and deferred debt costs for 15% Senior Secured Notes	348	—	—
Amortization of discount and deferred debt costs for Secured Notes	—	541	102
Stock-based compensation	403	490	956
Change in fair value of life settlements	(864)	(46,717)	(44,128)
Unrealized change in fair value of structured settlements	—	(20)	(32)
Change in fair value of Revolving Credit Facilities	(1,898)	12,197	(5,472)
Loss on life settlements	—	41	426
Interest income	(67)	(87)	(136)
Extinguishment of Red Falcon Revolving Credit Facility	554	—	—
Extinguishment of Secured Notes	—	8,782	—
Change in fair value of conversion derivative liability	—	—	6,759
Deferred income tax	—	(8,729)	(107)
Change in assets and liabilities:
Restricted cash	—	—	13,506
Deposits—other	—	(654)	257
Investment in affiliates	—	—	(6)
Structured settlement receivables	—	1,065	614
Prepaid expenses and other assets	161	(74)	(153)
Deferred costs	—	—	(739)
Accounts payable and accrued expenses	(287)	(3,105)	3,244
Other liabilities	34	(860)	(14,178)
Interest payable- Convertible Notes	—	—	2,533
Interest payable- 15% Senior Secured Notes	213	—	—
Interest payable- Secured Notes	—	(261)	—
Net cash used in operating activities	(45,555)	(54,348)	(32,899)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(9)	(69)	(256)
Certificate of deposit	(3,500)	(2,501)	—
Premiums paid on life settlements	(71,681)	(64,923)	(55,458)
Purchases of life settlements	(1,390)	(29,065)	(16,296)
Proceeds from sale of life settlements, net	—	2,150	4,031
Proceeds from maturity of life settlements	50,460	53,454	23,600
Deposit on purchase of life settlement	—	—	(1,630)
Net cash used in investing activities	(26,120)	(40,954)	(46,009)
Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	(34,799)	(43,241)	(29,777)
Repayment of borrowings under Red Falcon Revolving Credit Facility	(10,452)	(4,378)	—
Borrowings from White Eagle Revolving Credit Facility	57,978	47,146	50,518
Borrowings from Red Falcon Revolving Credit Facility	19,673	5,741	—
Proceeds from issue of common stock, net	1,803	—	—
Proceeds from 15% Senior Secured Notes, net	30,000	—	—
Proceeds from Convertible Notes, net	—	—	67,893
Proceeds from rights offering, net	—	38,334	—
Proceeds from Secured Notes, net	—	23,750	22,500
Purchase of treasury shares	—	(2,534)	—
Payment under finance lease obligations	(35)	(34)	(8)
Extinguishment of Secured Notes	—	(3,570)	—
Extinguishment of Red Falcon Revolving Credit Facility	(315)	—	—
Red Falcon Revolving Credit Facility origination costs	(150)	(483)	—
15% Senior Secured Notes origination cost	(1,051)	—	—
Secured Notes deferred debt costs	—	(5)	—
Net cash provided by financing activities	62,652	60,726	111,126
Net (decrease)/increase in cash and cash equivalents	(9,023)	(34,576)	32,218
Cash and cash equivalents, at beginning of the year	20,341	54,917	22,699
Cash and cash equivalents, at end of the year	$11,318	$20,341	$54,917
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$24,337	$13,802	$5,414
Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$1,020	$7,493	$6,716
Reclassification of derivative liability, net of tax	$—	$—	$14,069
Issuance of warrants and common stock in connection with settlement of class action litigation	$—	$—	$5,881
Pre-conversion tax adjustment	$—	$—	$6,295
Red Falcon Revolving Credit Facility origination cost paid to lender	$—	$2,200	$—
Repayment of Secured Notes by lender of Red Falcon Revolving Credit Facility	$—	$51,800	$—
Borrowings under Red Falcon Revolving Credit Facility	$—	$54,000	$—
Repayment of Red Falcon Revolving Credit Facility through borrowings by White Eagle Revolving Credit Facility	$64,965	—	—
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 621 life insurance policies, also referred to as life settlements, with a fair value of $498.4 million and an aggregate death benefit of approximately $2.9 billion at December 31, 2016. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 619 of these policies, with an aggregate death benefit of approximately $2.9 billion and a fair value of $497.7 million at December 31, 2016 are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At December 31, 2016, 2 policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $680,000 were not pledged as collateral under the White Eagle Revolving Credit Facility.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facilities. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 619 policies, with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $497.7 million.

Going Concern and Management's Plan

The Company has incurred substantial losses and reported negative cash flows from operating activities of $45.6 million, $54.3 million and $32.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had approximately $11.3 million of cash and cash equivalents and certificates of deposit of $6.0 million; of this amount, approximately $8.3 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $9.1 million being restricted by the White Eagle Revolving Credit Facility. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. Based on management’s forecast, the Company currently has sufficient cash to continue in operations approximately three months from the date of this report. The Company has entered into an agreement as described below subsequent to year end. No assurance can be given that the Company will be successful in these efforts.

On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each such Consenting Convertible Note Holder that is a party to such Agreement ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which includes an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, a Warrant and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Agreements, and together with the Agreements, the "Transaction Documents"). The Agreements and the transactions contemplated under the Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

Under the Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designee (the "Investor") purchasing up to 100% of the Company’s New Senior Notes from the Holders (as defined herein) pursuant to the Senior Note Purchase Agreement, (ii) PJC or the Investor purchasing $15.0 million in shares of Common Stock, pursuant to the Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investor of a warrant to purchase up to 34,000,000 shares of Common Stock at an exercise price of $0.25 per share for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC and one member representing the convertible note holders. The Transaction is subject to certain conditions described in this Annual Report on Form 10-K, including that the Company shall have obtained the requisite approval by the Company's shareholders to the Articles Amendment and that the requisite number of holders of the Company's senior secured notes and unsecured convertible notes shall have tendered their notes in connection with the applicable exchange offer as described herein, and certain customary closing conditions, including that each of the Transaction Documents shall have been executed and delivered to the other parties thereto. The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all.

See Note 20 "Subsequent Events," to the accompanying consolidated financial statements for additional information.

Event of Default

The Company did not make an interest payment of $1.1 million, due March 15, 2017, on the 15.0% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. If the interest payment is not made within five business days of its due date, such failure would result in an event of default under the Senior Secured Indenture governing the 15.0% Senior Secured Notes, and the trustee or holders of at least 25% in principal amount of the outstanding 15.0% Senior Secured Notes may declare the principal, premium, if any, and accrued but unpaid interest immediately due and payable. The Company released the cash interest payment of $1.1 million to the holders of the 15% Senior Secured Notes on March 20, 2017.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business for $12.0 million. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for each of the three years in the period ended December 31, 2016, 2015 and 2014 and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 6, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

Valuation of Insurance Policies
Our valuation of insurance policies is a critical component of our estimate of the fair value of our life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the Company’s estimate of the life expectancy of the insured and the discount rate. See Note 13, "Fair Value Measurements" of the accompanying consolidated financial statements.
Fair Value Measurement Guidance
We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, and debt under the Revolving Credit Facilities are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 13, "Fair Value Measurements" of the accompanying consolidated financial statements.
Fair Value Option
We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of the life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 7, "Life Settlements (Life Insurance Policies)" and Note 13, "Fair Value Measurements" of the accompanying consolidated financial statements.

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

In February 2014, the Company issued and sold $70.7 million in aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the "Convertible Notes"). Prior to shareholder approval on June 5, 2014 to issue shares of common stock upon conversion of the Convertible Notes in excess of New York Stock Exchange limits for share issuances without shareholder approval, the Convertible Notes contained an embedded derivative feature.  In accordance with Accounting Standards Codification ("ASC" 815, Derivatives and Hedging), derivative instruments are recognized as either assets or liabilities on the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract, such as the Convertible Notes, are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. The Company determined the fair value of its embedded derivative based upon available market data and unobservable inputs using a Black Scholes pricing model. In accordance with ASC 815, upon receipt of shareholder approval on June 5, 2014, the Company reclassified the embedded derivative to equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes are recorded at accreted value and will continue to be accreted up to the par value of the Convertible Notes at maturity. See Note 10, "8.50% Senior Unsecured Convertible Notes" of the accompanying consolidated financial statements.

Income Recognition from Continuing Operations
Our primary sources of income from continuing operations are in the form of changes in fair value and gains on life settlements, net. Our income recognition policies for these sources of income are as follows:

•
Changes in Fair Value of Life Settlements—When the Company acquires certain life insurance policies, we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities upon receipt of a death notice or verified obituary of the insured. This income is the difference between the death benefit and fair value of the policy at the time of maturity.

•
Loss on Life Settlements, Net—The Company recognizes gains or losses from the sale of life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. The Company adopted ASU 2013-11 effective on January 1, 2014, which required the Company to reclassify a $6.3 million current liability for unrecognized tax benefits to deferred taxes.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowances be classified as a net noncurrent asset or liability in the balance sheet based on a jurisdictional basis. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of this guidance only affects the presentation of deferred taxes in the Company’s consolidated balance sheets.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Under current GAAP a difference exists between the amount and timing of compensation cost recognized for financial reporting purposes and compensation cost that is ultimately deductible for income tax purposes, thus creating deferred taxes. Upon exercise or vesting of an award, the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting creates an excess tax benefit or tax deficiency, which is recorded against the APIC pool. ASU 2016-09 eliminates the APIC pool as all tax benefits and tax deficiencies would be recognized as an income tax benefit or expense in the income statement period in which they become deductible on the tax return. The new guidance will become effective for fiscal years beginning after December 15, 2016, including interim periods within those years. We are currently evaluating whether the adoption of this new guidance will have a significant impact on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory (“ASU 2016-16”). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid instruments with an original maturity of three months or less, when purchased. The Company maintains the majority of its cash in several operating accounts with two commercial banks. Balances on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC"). However, from time to time, the Company’s balances may exceed the FDIC insurable amount at its banks.

Certificate of Deposit

The Company maintains a portion of its operating funds in certificate of deposits. At December 31, 2016, the carrying amount of the certificates of deposit is $6.0 million, consisting of certificates amounting to $1.0 million and $5.0 million, which approximates fair value. The certificates of deposit mature on September 22, 2017 and June 7, 2017, respectively and bears interest at a rate of 0.2% and 1%, respectively.
Deferred Debt Costs
Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are amortized over the life of the related debt instrument using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred debt costs are related to the Company’s Convertible Notes and 15% Senior Secured Notes that were issued by the Company. The Company did not recognize any deferred costs on its Revolving Credit Facilities given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facilities.
Treasury Stock
The Company accounts for its treasury stock using the treasury stock method as set forth in ASC 505-30, Treasury Stock.  Under the treasury stock method, the total amount paid to acquire the stock is recorded and no gain or loss is recognized at the time of purchase. Gains and losses are recognized at the time the treasury stock is reinstated or retired and are recorded in additional paid in capital or retained earnings.  At December 31, 2016, the Company owned 608,000 shares of treasury stock.
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
Use of Estimates
The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility, the valuation of equity awards and the valuation of the conversion derivative liability formerly embedded within the Company’s Convertible Notes.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB and the International Accounting Standards Board ("IASB") standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern." The standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company did not early adopt, but will adopt in the first quarter of 2017 and management will be required to perform a going concern analysis given our current liquidity needs.

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

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes," which aligns the FASB and the IASB standard for financial statement presentation of deferred income taxes. To simplify the presentation of deferred income taxes, this standard requires that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. This guidance did not have any material impact on our financial position, results of operations or cash flows.

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
The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of December 31, 2016 and 2015, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
December 31, 2016	$511,792	$257,678	$2,384	$2,384
December 31, 2015	$475,597	$225,208	$2,384	$2,384

As of December 31, 2016, 619 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $497.7 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the years ended December 31, 2016 and 2015.

As of December 31, 2015, 156 life insurance policies owned by Red Falcon were pledged as collateral under the Red Falcon Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated Red Falcon in its financial statements for the years ended December 31, 2015 and 2016 (until termination). The Red Falcon Facility was terminated on December 29, 2016. See Note 9, "Red Falcon Revolving Credit Facility" to the accompanying consolidated financial statements.

NOTE 4—EARNINGS PER SHARE
As of December 31, 2016, 2015 and 2014, there were 29,021,844, 28,130,508 and 21,402,990 shares of common stock issued, respectively, and 28,413,844, 27,522,508, and 21,402,990 of shares of common stock outstanding, respectively. Outstanding shares as of December 31, 2016 and 2015 have been adjusted to reflect 608,000 treasury shares.

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
The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands except per share data).

	2016	2015	2014
	(1)	(2)	(3)
Loss per share:
Numerator:
Net (loss) income from continuing operations	$(49,429)	$(30,380)	$(5,151)
Net (loss) income from discontinued operations	(260)	(644)	(369)
Net (loss) income	$(49,689)	$(31,024)	$(5,520)
Basic and diluted (loss) income per common share:
Basic and diluted (loss) income per share from continuing operations	$(1.79)	$(1.22)	$(0.24)
Basic and diluted (loss) income per share from discontinued operations	$(0.01)	$(0.03)	(0.02)
Basic and diluted (loss) income per share available to common shareholders	$(1.80)	$(1.25)	$(0.26)

Denominator:
Basic and diluted	27,660,711	24,851,178	21,354,567

(1)
The computation of diluted EPS does not include 763,594 options, 6,240,521 warrants, 265,212 shares of restricted stock, and up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes for the year ended December 31, 2016, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 774,394 options, 6,240,521 warrants, 41,259 shares of restricted stock, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 319,500 performance shares for the year ended December 31, 2015, as the effect of their inclusion would have been anti-dilutive.

(3)
The computation of diluted EPS did not include 807,949 options and 6,240,521 warrants, 41,060 shares of restricted stock, up to 10,464,941 shares of underlying common stock issuable upon conversion of the Convertible Notes, and 323,500 performance shares for the year ended December 31, 2014, as the effect of their inclusion would have been anti-dilutive.

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
Options
As of December 31, 2016, all options to purchase shares of common stock issued by the Company were fully vested. The Company recognized approximately $0, $238,000, and $765,000 in stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, options to purchase 763,594 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $8.52 per share.

The following table presents the activity of the Company’s outstanding stock options of common stock for the year ended December 31, 2016:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2016	774,394	$8.50	3.47	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(10,800)	7.22	—
Options expired	—	—	—
Options outstanding, December 31, 2016	763,594	$8.52	2.47	$—
Exercisable at December 31, 2016	763,594	8.52	2.47
Unvested at December 31, 2016	—	$—	—	$—
As of December 31, 2016, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.
Restricted Stock
The Company incurred additional stock-based compensation expense of approximately $411,000, $252,000, and $191,000 relating to restricted stock granted to its board of directors and certain employees during the years ended December 31, 2016, 2015, and 2014, respectively.
Under the Omnibus Plan, 41,060 shares of restricted stock granted to the Company's directors during 2014 vested during the year ended December 31, 2015. The fair value of the restricted stock was approximately $255,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred additional stock-based compensation expense of approximately $0 and $108,000, respectively, related to these 41,060 shares of restricted stock during the years ended December 31, 2016 and 2015.
Under the Omnibus Plan, 41,259 shares of restricted stock granted to the Company's directors during 2015 vested during the year ended December 31, 2016. The fair value of the restricted stock was valued at $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $103,000 and $144,000 related to these 41,259 shares of restricted stock during the years ended December 31, 2016 and 2015, respectively.
During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of the grant. The fair value of the unvested restricted stock was valued at approximately $255,000 based on the closing price of the Company's shares on the date prior to the grant date. The Company incurred stock-based compensation expense of approximately $141,000 related to these 65,212 shares of restricted stock during the year ended December 31, 2016.
During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $168,000 related to these 200,000 shares of restricted stock during the year ended December 31, 2016.
The following table presents the activity of the Company’s unvested restricted stock for the year ended December 31, 2016:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2016	41,259
Granted	265,212
Vested	(41,259)
Forfeited	—
Outstanding December 31, 2016	265,212
The aggregate intrinsic value of the awards of 65,212 and 200,000 is $78,000 and $242,000, respectively, and the remaining weighted average life of these awards is 0.42 years and 1.48 years, respectively, as of December 31, 2016.
Performance Shares
During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares was contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. During the year ended December 31, 2015, 4,000 of the performance shares were forfeited. Given that the Company's financial performance goal was not achieved during the year ended December 31, 2016, the remaining performance shares have been forfeited. At December 31, 2015, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the year then ended.
The following table presents the activity of the Company’s performance share awards for the year ended December 31, 2016:

Performance Shares	Number of Shares
Outstanding January 1, 2016	319,500
Awarded	—
Vested	—
Forfeited	(319,500)
Outstanding December 31, 2016	—
Warrants
On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At December 31, 2016, all 4,240,521 warrants remained outstanding.

In connection with a settlement of class action litigation arising in connection with the investigation by the U.S. Attorney's Office for District of New Hampshire ("USAO") into the Company's now legacy premium finance business (the "USAO Investigation"), the Company issued warrants to purchase 2,000,000 shares of the Company’s stock into an escrow account in April of 2014. The estimated fair value as of the measurement date of such warrants was $5.4 million, which is included in stockholders’ equity. The warrants were distributed in October 2014 and have a five-year term from the date they were distributed to the class participants with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement.

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
Operating results related to the Company’s discontinued structured settlement business are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total income	$12	$81	$192
Total expenses	272	725	793
Income (loss) before income taxes	(260)	(644)	(601)
Income tax benefit	—	—	232
Income (loss) from discontinued operations, net of income taxes	$(260)	$(644)	$(369)
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
As of December 31, 2016 and 2015, the Company owned 621 and 632 policies, respectively, with an aggregate estimated fair value of life settlements of $498.4 million and $461.9 million, respectively.
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2016 was 9.0 years. The following table describes the Company’s life settlements as of December 31, 2016 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	4	$16,280	$19,497
1-2	14	35,019	52,093
2-3	14	31,300	57,274
3-4	31	44,096	114,449
4-5	40	57,792	172,157
Thereafter	518	313,913	2,531,041
Total	621	$498,400	$2,946,511
*Based on remaining life expectancy at December 31, 2016, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements," in Note 13, "Fair Value Measurements," of the accompanying consolidated financial statements.
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2015 was 9.9 years. The following table describes the Company’s life settlements as of December 31, 2015 (dollars in thousands)

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	12	28,873	42,988
2-3	17	47,272	84,497
3-4	18	24,450	58,154
4-5	31	42,304	124,720
Thereafter	554	319,026	2,668,993
Total	632	$461,925	$2,979,352
*Based on remaining life expectancy at December 31, 2015, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements," in Note 13, "Fair Value Measurements," of the accompanying consolidated financial statements.
Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of December 31, 2016, are as follows (in thousands):

2017	$82,267
2018	85,023
2019	92,442
2020	96,650
2021	97,135
Thereafter	877,808
$1,331,325
The amount of $1.33 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

NOTE 8—WHITE EAGLE REVOLVING CREDIT FACILITY

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the White Eagle Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the “Conversion”) and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the White Eagle Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. The White Eagle Revolving Credit Facility was amended on November 9, 2015. As amended, the White Eagle Revolving Credit Facility may provide earlier participation in the portfolio cash flows if certain loan to value ("LTV") ratios are achieved. Additionally, the maximum facility limit was reduced from $300.0 million to $250.0 million, and the interest rate under the facility was increased by 50 basis points.

On December 29, 2016, White Eagle entered into a Second Amendment to the Amended and Restated Loan and Security Agreement ("White Eagle Second Amendment") and on January 31, 2017, as required by the terms of the White Eagle Amendment, White Eagle executed the Second Amended and Restated Loan and Security Agreement, dated January 31, 2017, which consolidated into a single document the amendments evidenced by the White Eagle Amendment and all previous amendments. See Note 20 "Subsequent Events," of the accompanying consolidated financial statements.

As amended, the White Eagle Revolving Credit Facility adjusted the ("LTV") ratios which directed cash flow participation and became subjected to achieving certain financial metrics, as more fully described below under "Amortization & Distributions." Pursuant to the White Eagle Second Amendment, 190 life settlement policies purchased from wholly owned subsidiaries of the Company were pledged as additional collateral under the facility for an additional policy advance of approximately $71.1 million. The maximum facility limit was increased to $370.0 million and the term of the facility was extended to December 31, 2031. Additional loan terms and amendment changes are more fully described in the sections that follow.

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 619 life insurance policies with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $497.7 million are pledged as collateral under the White Eagle Revolving Credit Facility at December 31, 2016. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At December 31, 2016, $108.6 million was undrawn and $674,800 was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.

Amortization & Distributions. Proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After distributions for premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio as illustrated below where the valuation is determined by the lenders:

LTV	Premiums, Interest & Other Fees	Principal	Distribution to White Eagle - 55%	Lender Participation - 45%
N/A	100%	—%	—%	—%
>65%	N/A	100%	—%	—%
50-65%	N/A	70%	16.5%	13.5%
35-50%	N/A	55%	24.8%	20.3%
0-35%	N/A	45%	30.3%	24.8%

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of December 31, 2016, the cash interest coverage ratio was 1.65:1 and the loan to value ratio was 55%, as calculated using the lenders' valuation.

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $30.0 million Senior Secured Notes due September 14, 2018 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and the $70.7 million Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 10, "8.50% Senior

Unsecured Convertible Notes" and Note 11 "15% Senior Secured Notes" to the accompanying consolidated financial statements.

With respect to approximately 25% of the face amount of policies pledged as collateral under the White Eagle Revolving Credit Facility, White Eagle has agreed that if policy proceeds that are otherwise due are not paid by an insurance carrier, the foregoing distributions will be altered such that the lenders will receive any "catch-up" payments with respect to amounts that they would have received in the waterfall prior to distributions being made to White Eagle. During the continuance of events of default or unmatured events of default, the amounts from collections of policy proceeds that might otherwise be paid to White Eagle will instead be held in a designated account controlled by the lenders and may be applied to fund operating and third party expenses, interest and principal, "catch-up" payments or percentage payments that would go to the lenders as described above.

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the year ended December 31, 2016, approximately $46.0 million of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

Clause	Amount	Use of Proceeds
First:	$239	Custodian and Securities Intermediary
Second:	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	Administrative Agent - Protective Advances
Fourth:	53	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	10,932	Administrative Agent - Accrued and Unpaid Interest
Sixth:	34,799	Administrative Agent - Required Amortization
Seventh:	—	Administrative Agent - Amortization Shortfall
Eighth:	—	Administrative Agent - Participation Interest
Ninth:	—	Reserved - $0
Tenth:	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$46,023

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed through the waterfall as shown above:

Face value collected in 2015 and distributed in 2016	$5,000
Face value collected in 2016 and distributed in 2016	40,500
Face value collected in 2016 and distributed in 2017	2,480
Other collections*	523
Total collection in 2016	48,503
Less: Total waterfall distribution in 2016	(46,023)
Total to be distributed in 2017	$2,480

*Includes refund of premiums and interest earned on maturity proceeds

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the years ended December 31, 2016 and 2015, approximately $51.3 million and $45.7 million was drawn on the facility for premium payments, $1.7 million and $2.2 million in fees to service providers, respectively. Approximately $6.7 million was drawn on the facility for interest during 2015. Effective with the November 9, 2015 Amendment, interest is no longer withheld from borrowings and, therefore, no interest was drawn on the facility during 2016.

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 30, 2016, the LIBOR floor increased from 1.50% to 1.69%. The effective rate at December 31, 2016 was 6.19% compared to 6.00% at December 31, 2015.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Effective with the White Eagle Amendment on November 9, 2015, interest for the applicable margin of 4.50% is no longer withheld from borrowings by the lender. Total interest expense on the facility for the year ended December 31, 2016 was $11.4 million and comprised $10.9 million paid through the waterfall distribution from maturity proceeds and $103,000 paid directly by the Company. Interest expense included $388,000 in debt issuance costs associated with the additional policy advance which was not capitalized as a result of electing the fair value option for valuing this debt.

Total interest expense on the facility for the year ended December 31, 2015 was $9.2 million, which includes $6.7 million withheld from borrowings by the lender and $2.5 million paid by White Eagle.

Maturity. Effective with the White Eagle Second Amendment, the term of the White Eagle Revolving Credit Facility expires December 31, 2031, which is also the scheduled commitment termination date (though the lenders’ commitments to fund borrowings may terminate earlier in an event of default). The lenders’ interests in and rights to a portion of the proceeds of the policies does not terminate with the repayment of the principal borrowed and interest accrued thereon, the termination of the White Eagle Revolving Credit Facility or expiration of the lenders’ commitments.

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of December 31, 2016, the cash interest coverage ratio was 1.65:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

The Company elected to account for the debt under the White Eagle Revolving Credit Facility in accordance with ASC 820, which includes the 45% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the

Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

At December 31, 2016, the fair value of the outstanding debt was $257.1 million and the borrowing base was approximately $262.1 million, which includes $261.4 million of outstanding principal. Approximately $674,800 was available to borrow under the White Eagle Revolving Credit Facility.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At December 31, 2016, approximately $2.5 million included in restricted cash was on account with White Eagle awaiting distribution through the waterfall.

NOTE 9—RED FALCON REVOLVING CREDIT FACILITY

Effective July 16, 2015, Red Falcon Trust ("Red Falcon"), a Delaware statutory trust formed by Blue Heron Designated Activity Company ("Blue Heron"), a wholly-owned Irish subsidiary of the Company, entered into a revolving loan and security agreement (together with its ancillary documents, the "Red Falcon Revolving Credit Facility," and together with the White Eagle Revolving Credit Facility, the "Revolving Credit Facilities.") with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent (the "Agent"). On July 15, 2016, the Company amended its Red Falcon Revolving Credit Facility (the "Red Falcon Amendment"). Pursuant to the amendment, six additional policies and additional portions of 20 policies that were previously pledged in part as collateral under the initial credit agreement were pledged for an additional policy advance. Amounts advanced to Red Falcon following effectiveness of the amendment to the credit agreement were approximately $3.0 million.
On December 29, 2016, the Red Falcon Revolving Credit Facility was terminated (the "Facility Termination"). The policies pledged under the Red Falcon Revolving Credit Facility were sold to White Eagle, a subsidiary of the Company, in exchange for a distribution of cash totaling $65.1 million, which was used to repay all outstanding principal and interest due under the Red Falcon Revolving Credit Facility. The significant terms in effect through the termination date are included below.
General & Security. The Red Falcon Revolving Credit Facility provided for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of December 29, 2016, all life insurance policies previously owned by Red Falcon and pledged as collateral under the Red Falcon Revolving Credit Facility were sold to White Eagle an affiliate of the Company. See Note 8 "White Eagle Revolving Credit Facility," to the accompanying consolidated financial statements for further information regarding the Company's portfolio subsequent to the Red Falcon Revolving Credit Facility termination.
Borrowing Base & Availability. Revolving credit borrowings were permitted for a five-year period with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility was subject to a borrowing base, which at any time was equal to the lesser of (A) the sum of all of the following amounts that were funded or were to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that were not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and which were to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110.0 million. All outstanding principal and interest was repaid in connection with the Facility Termination at December 31, 2016.
Amortization & Distributions. Proceeds from the policies pledged as collateral under the Red Falcon Revolving Credit Facility were distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds were directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the greater of the then outstanding balance of the loan or the initial advance. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds were to be paid to the lenders, which varied depending on the then loan to value ratio ("LTV") as follows: (1) if the LTV was equal to or greater than 50%, all remaining proceeds were to be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV was less than 50% but greater than or equal to 25%, 65% of the remaining proceeds were to be directed to the lenders to repay the then outstanding principal balance; or (3) if the LTV is less than 25%, 35% of the remaining proceeds were to be directed to the lenders to repay the then outstanding principal balance, in each case, with remaining proceeds directed to Red Falcon. To the extent there were not sufficient remaining proceeds in the waterfall to satisfy the amount of required interest and amortization then due, Red Falcon would have had to pay any such shortfall amount.
Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the year ended December 31, 2016, approximately $7.6 million of proceeds received from the maturity of policies which were pledged under the Red Falcon Revolving Credit Facility were distributed through the waterfall in the following stages of priority (in thousands):

Clause	Amount	Distribution of Proceeds
First:	$378	Administrative Agent - 5% Contingent Interest
Second:	37	Servicer, Custodian and Securities Intermediary Fees
Third:	15	Portfolio Manager Fees
Fourth:	—	Administrative Agent - Protective Advances
Fifth:	47	Administrative Agent Fees
Sixth:	537	Accrued and Unpaid Interest
Seventh:	756	Lender - Repayment of Principal - 0.5% of Proceeds
Eighth:	5,787	Lender - Repayment of Principal - LTV over 50%
Ninth:	—	Unpaid Servicer, Custodian and Securities Fees
Tenth:	—	Red Falcon
Total Distributions	$7,557
Initial Advance and Use of Proceeds. Amounts advanced to Red Falcon following effectiveness of the Red Falcon Revolving Credit Facility were approximately $54.0 million with certain of the proceeds used to pay transaction expenses and to purchase the policies pledged as collateral under the Red Falcon Revolving Credit Facility from certain affiliates of the Company, who then made a distribution to the Company which was used to redeem the Company's 12.875% Secured Notes. Generally, ongoing advances may have been made for paying premiums on the life insurance policies pledged as collateral, and to pay the fees of service providers.
Interest. Borrowings under the Red Falcon Revolving Credit Facility bore interest at a rate equal to LIBOR or, if LIBOR was unavailable, the base rate, in each case plus an applicable margin of 4.50% and subject to a rate floor of 1.0%. The base rate under the Red Falcon Revolving Credit Facility equaled the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate readjusted monthly, once the floor had exceeded 1.0%. The applicable rate was dependent on the rate at the last business day of the immediately preceding calendar month. During the year ended December 31, 2016, the LIBOR floor increased from 1.0% to 1.64% prior to the Facility Termination.
Interest expense paid during the period is recorded in the Company’s consolidated financial statements. Interest expense on the facility was $4.3 million and $4.9 million and included $297,000 and $3.3 million in debt issuance costs which were not capitalized as a result of electing the fair value option for valuing this debt and $4.0 million and $1.5 million relating to interest payments paid by Red Falcon for the year ended December 31, 2016 and 2015, respectively.
Maturity and Early Extinguishment. The original term of the Red Falcon Revolving Credit Facility expired July 15, 2022. On December 29, 2016, Red Falcon terminated the facility and repaid all outstanding principal and interest in the amount of $65.1 million. Approximately $554,000 was recorded as a loss on extinguishment of debt related to the early repayment of the facility. This includes the debt valuation allowance of $239,000 and costs incurred related to the facility termination of $315,000 at December 31, 2016.
Covenants/Events of Defaults. The Red Falcon Revolving Credit Facility contained covenants and events of default, including those that are customary for asset-based credit facilities of this type and including cross defaults under the servicing, portfolio management and sales agreements entered into in connection with the Red Falcon Revolving Credit Facility, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, Red Falcon and third parties. The Red Falcon Revolving Credit Facility did not contain any financial covenants, but did contain certain tests relating to asset maintenance, performance and valuation with determinations as to the satisfaction of such tests involving determinations made by the lenders with a high degree of discretion.
The Company elected to account for the debt under the Red Falcon Revolving Credit Facility using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have had a material effect on the estimated fair values.
At December 31, 2016, all outstanding principal and interest under the Red Falcon Facility had been repaid.

NOTE 10—8.50% SENIOR UNSECURED CONVERTIBLE NOTES

In February 2014, the Company issued $70.7 million in an aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the "Convertible Notes"). The Convertible Notes were issued pursuant to an indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee (the "Convertible Note Indenture"). Two members of the Company's Board of Directors, Messrs. Dakos and Goldstein, are affiliated with Bulldog Investors, LLC, who purchased $9.2 million of the Convertible Notes.
The Convertible Notes are general senior unsecured obligations and rank equally in right of payment with all of the Company's other existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinate to all of the Company's secured indebtedness to the extent of the value of the assets collateralizing such indebtedness. The Convertible Notes are not guaranteed by the Company's subsidiaries.
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
As of December 31, 2016, the carrying value of the Convertible Notes was $60.5 million, net of unamortized debt discounts and deferred debt costs of $8.9 million and $1.3 million, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.
The Company recorded $9.7 million of interest expense on the Convertible Notes, including $6.0 million, $3.2 million and $480,000 from interest, amortizing debt discounts and originations costs, respectively, during the year ended December 31, 2016.
For the year ended December 31, 2015, the Company recorded $9.1 million of interest expense on the Convertible Notes, including $6.0 million, $2.7 million and $404,000 from interest, amortizing debt discounts and origination costs, respectively.

During the year ended December 31, 2016 the Company adopted ASU No. 2015-03, "Interest-Imputation of
Interest (Subtopic 835-30)." This standard provides guidance on the balance sheet presentation of debt issuance cost, discount and premiums. See Note 2 "Summary of Significant Accounting Policies," of the accompanying financial statements.

Subsequent Events

Issuance of Additional Convertible Notes

On February 14, 2017, the Company entered into a solicitation to consent (the "Consent Solicitation") to issue additional 8.50% Senior Unsecured Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest on February 15, 2017 (the "2017 Interest Payment Date") to holders of the Convertible Notes.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017.
Master Transaction Agreement
On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (the "Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC") and each such Consenting Convertible Note Holder that is a party to such Agreement ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction") which includes, among other transactions, a Convertible Note Exchange Offer and a New Convertible Note Indenture providing for the issuance of New Convertible Notes to be delivered in connection with the Transaction (each as defined in the Agreements).

As part of the Transaction, the Company will offer to exchange, in each case with existing holders, its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Existing Convertible Notes") 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes"). At least 98% of the holders of each class of notes must tender in the relevant exchange offer as a condition to closing the Transaction.

At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the New Convertible Notes in an aggregate amount not to exceed approximately $75.0 million, pursuant to a Convertible Note Indenture between the Company and the trustee to be later identified (the "New Convertible Indenture").

The New Convertible Notes will be unsecured senior obligations of the Company and will mature six years from the Closing. The New Convertible Notes will bear interest at a rate of 5.00% per annum from the issue date, payable semi-annually.

See Note 20 "Subsequent Events," of the accompanying financial statements for additional information.

NOTE 11—15% SENIOR SECURED NOTES

On March 11, 2016, the Company, as issuer, entered into an indenture with Wilmington Trust Company, as indenture trustee (the "Senior Secured Indenture"). The Senior Secured Indenture provides for the issuance of up to $30.0 million in senior secured notes (the "Senior Secured Notes"), of which approximately $21.2 million were issued on the Initial Closing Date with an additional $8.8 million issued on March 24, 2016. The 15% Senior Secured Notes were purchased in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, under the note purchase agreements with certain accredited investors and/or non U.S. persons, including certain members of the Company's board of directors, management and their affiliates, who purchased approximately $3.3 million of the 15% Senior Secured Notes issued on the Initial Closing Date.

Interest on the 15% Senior Secured Notes accrues at 15.0% per annum payable quarterly and all 15% Senior Secured Notes will mature on September 14, 2018 (the "Maturity Date"). The 15% Senior Secured Notes may be optionally redeemed in full at any time and must be redeemed in full upon additional issuances of debt by Emergent Capital, Inc., in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the 15% Senior Secured Notes redeemed up to the date of redemption, and (ii) the present value, as of the date of redemption of all remaining interest payments to the Maturity Date using a discount rate equal to the yield to maturity at the time of computation on the US treasury security with a constant maturity most nearly equal to the period from the redemption date to the Maturity Date plus 50 basis points. Upon a change of control, the Company will be required to make an offer to holders of the Senior Secured Notes to repurchase the Senior Secured Notes at a price equal to 107.5% of their principal amount.

The 15% Senior Secured Notes contain negative covenants restricting additional debt incurred by Emergent Capital, Inc., creation of liens on the collateral securing the 15% Senior Secured Notes, and restrictions on dividends and stock repurchases. The 15% Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company and a pledge of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

During the year ended December 31, 2016, the Company adopted ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." This standard provides guidance on the balance sheet presentation of debt issuance cost, discount and premiums.

As of December 31, 2016, the carrying value of the 15% Senior Secured Notes was $29.3 million, net of unamortized debt origination costs of $703,000, which is being amortized over the remaining life of the Senior Secured Notes using the effective interest method.
The Company recorded approximately $4.0 million of interest expense on the 15% Senior Secured Notes, which includes $3.7 million of interest and $348,000 of amortizing debt issuance costs, during the year ended December 31, 2016.
Subsequent Events

Master Transaction Agreement

On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC") and each such Consenting Convertible Note Holder that is a party to such Agreement ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction") which includes, among other transactions, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, and a Senior Note Purchase Agreement to be delivered in connection with the Transaction (each as defined herein).

As part of the Transaction, the Company will offer to exchange, in each case with existing holders, its outstanding 15.0% Senior Notes due 2018 (the "Existing Senior Notes") for New Senior Notes. At least 98% of the holders of each class of notes must tender in the relevant exchange offer as a condition to closing the Transaction.

At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the 8.5% Senior Notes due 2021 (the "New Senior Notes") in an aggregate amount not to exceed approximately $40.0 million pursuant to a Senior Note Indenture (the "New Senior Note Indenture") between the Company, as issuer, and the trustee to be later identified. Up to approximately $30.0 million aggregate principal amount of New Senior Notes may be issued to holders of the Existing Senior Notes in the relevant exchange offer, and PJC or the Investor may acquire up to an additional $10.0 million principal amount of New Senior Notes.

The New Senior Notes will be secured senior obligations of the Company and will mature four years from the date of Closing. The New Senior Notes will bear interest at a rate of 8.5% per annum, payable quarterly.

Event of Default

The Company did not make an interest payment of $1.1 million, due March 15, 2017, on the 15% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. If the interest payment is not made within five business days of its due date, such failure would result in an event of default under the Senior Secured Indenture governing the 15% Senior Secured Notes, and the trustee or holders of at least 25% in principal amount of the outstanding 15% Senior Secured Notes may declare the principal, premium, if any, and accrued but unpaid interest immediately due and payable. The Company released the cash interest payment of $1.1 million to the holders of the 15% Senior Secured Notes on March 20, 2017.

See Note 20 "Subsequent Events," of the accompanying consolidated financial statements for additional information.

NOTE 12—12.875% Senior Secured Notes

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

NOTE 13—FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis
The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$498,400	$498,400
	$—	$—	$498,400	$498,400
The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$257,085	$257,085
	$—	$—	$257,085	$257,085
The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$461,925	$461,925
	$—	$—	$461,925	$461,925
The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2015, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$169,131	$169,131
Red Falcon Revolving Credit Facility			$55,658	$55,658
	$—	$—	$224,789	$224,789
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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 12/31/16	Aggregate death benefit 12/31/2016	Valuation Technique (s)	Unobservable Input	Range (Weighted Average)
Non-premium financed	$100,523	$325,291	Discounted cash flow	Discount rate	15.00% - 18.00%
				Life expectancy evaluation	5.8 years
Premium financed	$397,877	$2,621,220	Discounted cash flow	Discount rate	16.00% - 21.00%
				Life expectancy evaluation	9.4 years
Life settlements	$498,400	$2,946,511	Discounted cash flow	Discount rate	16.37%
				Life expectancy evaluation	9.0 years
White Eagle Revolving Credit Facility	$257,085	$2,934,511	Discounted cash flow	Discount rate	18.50%
				Life expectancy evaluation	9.0 years

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

The Company provides medical records for each insured to LE providers. Each LE provider reviews and analyzes the medical records and identifies all medical conditions it feels are relevant to the life expectancy determination of the insured. Debits and credits are assigned by each LE provider to the individual’s health based on identified medical conditions which are derived from the experience of mortality attributed to relevant conditions in the portfolio of lives that the LE provider monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor. The mortality factor represents the degree to which the given life can be considered more or less impaired than a life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life relative to the LE provider’s population. Since each provider’s mortality factor is based on its own mortality table, the Company calculates its own factors to apply to the table selected by the Company.

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

Since the quarter ended September 30, 2012, and prior to June 30, 2016, the Company used the 2008 Valuation Basic tables, smoker distinct ("2008 VBT"), mortality tables developed by the U.S. Society of Actuaries (the "SOA"). The mortality tables are created based on the expected rates of death among different groups categorized by factors such as age and gender. During 2015, the SOA released new versions of the Valuation Basic Tables (the "2015 VBT"). The 2015 VBT has a significant increase in exposure and number of claims compared to the 2008 VBT and is believed to be a better fit for the life settlement industry and is becoming more widely accepted. During the year ended December 31, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams. The resulting impact is approximately $17.6 million reduction in the fair value of our life settlements.

Future changes in the life expectancies could have a material adverse effect on the fair value of the Company’s life settlements, which could have a material adverse effect on its business, financial condition and results of operations.
Life expectancy sensitivity analysis
If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$416,520	$(81,880)
-	$498,400	—
-6	$585,852	$87,452
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
At one time, due to the Company’s association with the USAO Investigation and certain civil litigation involving the Company, the Company believed that, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. However, since the Company entered into a Non-prosecution Agreement, investors have required less of a risk premium to transact in policies associated with the Company’s legacy premium finance business. With passage of time, and resolution of litigations, the Company now believes investors no longer require a greater risk premium for policies associated with the Company's premium finance business than the risk premium otherwise required for policies that were premium financed. In general, the Company believes that the risk premium an investor would require to transact in a policy that has been premium financed versus a policy without premium financing is lessening in the current market environment and further expects that, with the passage of time, investors will continue to require less of a risk premium to transact in policies that had been premium financed.
Credit exposure of insurance company
The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At December 2016, the Company had 18 life insurance policies issued by two carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company's life settlements as of December 31, 2016:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	21.7%	19.3%	A1	AA-
Transamerica Life Insurance Company	18.4%	20.6%	A1	AA-
Estimated risk premium
As of December 31, 2016, the Company owned 621 policies with an estimated fair value of $498.4 million. Of these 621 policies, 539 were previously premium financed and are valued using discount rates that range from 16.00% to 21.00%. The remaining 82 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 18.00%. As of December 31, 2016, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company's life settlement portfolio was 16.37%.
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
Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
15.87%	-0.50%	$511,823	$13,423
16.37%	—	$498,400	$—
16.87%	0.50%	$485,545	$(12,855)
Future changes in the discount rates we use to value life insurance policies could have a material effect on the Company's yield on life settlement transactions, which could have a material adverse effect on our business, financial condition and results of our operations.
At the end of each reporting period we re-value the life insurance policies using our valuation model in order to update our estimate of fair value for investments in policies held on our balance sheet. This includes reviewing our assumptions for discount rates and life expectancies as well as incorporating current information for premium payments and the passage of time.

White Eagle Revolving Credit Facility —As of December 31, 2016, 619 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 8, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

The Company elected to account for the debt under the White Eagle Revolving Credit Facility in accordance with ASC 820, which includes the 45% interest in policy proceeds payable to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the White Eagle Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

During the year ended December 31, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company's expected cash flow streams, which resulted in an increase in projected borrowings. The resulting impact is a positive change in fair value of the White Eagle Revolving Credit Facility of approximately $14.7 million.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$201,868	$(55,217)
-	$257,085	—
-6	$296,665	$39,580

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of December 31, 2016 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
18.00%	-0.50%	$264,213	$7,128
18.50%	—	$257,085	$—
19.00%	0.50%	$250,241	$(6,844)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.
At December 31, 2016, the fair value of the debt was $257.1 million and the outstanding principal was approximately $261.4 million.

Red Falcon Revolving Credit Facility—During the year ended December 2016, the Company terminated the Red Falcon Revolving Credit Facility and repaid all outstanding principal and interest. At December 31, 2016, all policies that were pledged by Red Falcon to serve as collateral for its obligations under the Red Falcon Revolving Credit Facility were sold to White Eagle.
Prior to the Facility Termination, proceeds from the policies pledged as collateral under the Red Falcon Credit Facility were distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds were directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the loan. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds were to be paid to the lenders to repay the then outstanding principal balance, which varied depending on the then loan to value ratio as more fully described in Note 9,"Red Falcon Revolving Credit Facility." The Company had elected to account for this long-term debt using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Red Falcon Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, the Company’s estimates were not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions were the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

During the year ended December 31, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams, which resulted in an increase in projected borrowings. The resulting impact is a positive change in fair value of the Red Falcon Revolving Credit Facility of approximately $1.0 million.
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
In accordance with ASC 815, upon receipt of shareholder approval, the Company reclassified the embedded derivative to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. See Note 10, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements. Although the Company believes its valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.
Changes in Fair Value
The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2016, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2016	$461,925
Purchase of policies	16
Retained death benefits acquisitions	1,374
Change in fair value*	864
Matured/lapsed/sold polices	(37,460)
Premiums paid	71,681
Transfers into level 3	—
Transfers out of level 3	—
Balance, December 31, 2016	$498,400
Changes in fair value included in earnings for the period relating to assets held at December 31, 2016	$(17,442)
*Change in the mortality curve after adoption of 2015 VBT resulted in approximately $17.6 million reduction in the fair value of our life settlements.
The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2016, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2016	$169,131
Draws under the White Eagle Revolving Credit Facility	124,142
Payments on White Eagle Revolving Credit Facility	(34,799)
Unrealized change in fair value	(1,389)
Transfers into level 3	—
Transfer out of level 3	—
Balance, December 31, 2016	$257,085
Changes in fair value included in earnings for the period relating to liabilities at December 31, 2016	$(1,389)

The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2016, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility:
Balance, January 1, 2016	$55,658
Initial advance under the Red Falcon Revolving Credit Facility	—
Subsequent draws under the Red Falcon Revolving Credit Facility	20,029
Payments on Red Falcon Revolving Credit Facility	(75,417)
Unrealized change in fair value	(509)
Extinguishment	239
Transfers into level 3	—
Transfer out of level 3	—
Balance, December 31, 2016	$—
Changes in fair value included in earnings for the period relating to liabilities held at December 31, 2016	$—
The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2015, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

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
The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2015, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility
Balance, January 1, 2015	$—
Initial advance under the Red Falcon Revolving Credit Facility	54,000
Subsequent draws under the Red Falcon Revolving Credit Facility	5,766
Payments on Red Falcon Revolving Credit Facility	(4,378)
Unrealized change in fair value	270
Transfers into level 3	—
Transfer out of level 3	—
Balance, December 31, 2015	$55,658
Changes in fair value included in earnings for the period relating to liabilities at December 31, 2015	$270
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.

Other Fair Value Considerations—Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, investment in affiliates, Senior Secured Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.
NOTE 14—SEGMENT INFORMATION

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. See, Note 6 "Discontinued Operations" to the accompanying consolidated financial statements.

NOTE 15—COMMITMENTS AND CONTINGENCIES
Lease Agreements
The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $239,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $412,000, $423,000 and $513,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum payments under operating leases for each of the four succeeding years subsequent to December 31, 2016 are as follows (in thousands):

December 31,
2017	$241
2018	248
2019	255
2020	196
$940
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

Separation Agreement
On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the "Separation Agreement") with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses, including expenses incurred as part of the USAO Investigation and SEC investigation. The Company recognized indemnification expenses of $493,000, $8.5 million and $2.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. On December 31, 2015, the Company received a letter from the USAO indicating that the USAO had concluded the USAO Investigation. On December 27, 2016, the Company received notification from the SEC that it had concluded its investigation as to the Company and did not intend to recommend an enforcement action against the Company. Accordingly, the Company does not expect to incur advancement or indemnification expenses related to the USAO Investigation or SEC investigation going forward.

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

The Non-Prosecution Agreement had a term of three years and expired in accordance with its terms on April 30, 2015. While the Non-Prosecution Agreement effectively resolved the USAO Investigation as it pertained to the Company, the Company had continuing cooperation obligations to the USAO and, since entering the Non-Prosecution Agreement, the USAO had been investigating certain individuals and entities formerly associated with the Company’s legacy premium finance business. Settlements of certain civil litigation with the Company’s director and officer liability insurance carriers related to the USAO Investigation and other contractual obligations required the Company to advance legal fees to and indemnify these individuals and entities. On December 31, 2015, the Company received a letter from the USAO indicating that the USAO Investigation had formally concluded, that the Company fully complied with all of its obligations under the Non-Prosecution Agreement and that the Company was released from any further obligations under the Non-Prosecution Agreement. Accordingly, the Company does not expect to incur advancement or indemnification expenses related to the USAO Investigation going forward.

SEC Investigation

On February 17, 2012, the Company received an initial subpoena issued by the staff of the SEC seeking documents from 2007 through the date of the subpoena, generally related to the Company’s premium finance business and corresponding financial reporting. The SEC was investigating whether any violations of federal securities laws had occurred and the Company fully cooperated with the SEC regarding the matter. On December 27, 2016, the Company received notification from the SEC that it had concluded its investigation as to the Company and did not intend to recommend an enforcement action against the Company.

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

On September 22, 2016, the Court granted summary judgment in favor of Sun Life on the entirety of the Imperial complaint and subsequently entered final judgment to end the case. After denial of its motion to alter or amend the judgment, the Company filed a notice of appeal on January 12, 2017. Sun Life filed its notice of appeal on January 24, 2017.

IRS Investigation

The Internal Revenue Service ("IRS) Criminal Investigation Division notified the Company in February 2014 that it was conducting an investigation related to the Company and its legacy structured settlements business (the "IRS Investigation"). On May 3, 2016, the Company was informed that the IRS Investigation has been closed. The IRS may still refer any civil aspects of this matter to its Collection and Examination functions. If any such referral is made and results in a determination by the IRS that the Company has failed to comply with any of its obligations under the Internal Revenue Code or regulations hereunder, the Company could incur additional tax liability, restitution payment obligations, penalties, fines or other liabilities and a reduction in the Company’s net operating losses, that could have a material adverse effect on the Company, its personnel, its financial condition, cash flows and its results of operations. The Company did not establish any provision for losses related to this matter.

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

The Company has reserved an aggregate of 2,700,000 shares of common stock under its Omnibus Plan, of which 763,594 options to purchase shares of common stock granted to existing employees were outstanding as of December 31, 2016, and 116,871 shares of restricted stock had been granted to directors under the plan with 265,212 subject to vesting. There were 1,554,323 securities remaining for future issuance under the Omnibus Plan as of December 31, 2016.

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during the year ended December 31, 2016. As of December 31, 2016, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan. However, the Company's 15% Senior Secured Notes restrict the Company from repurchasing its common stock if the Company has less than $20 million in cash and cash equivalents.

On March 14, 2016, the Company filed a prospectus supplement with the SEC related to the offer and sale from time to time of the Company's common stock at an aggregate offering price of up to $50.0 million through FBR Capital Markets & Co. and MLV & Co. LLC, as distribution agents. Sales of shares of the Company's common stock under the prospectus supplement and the equity distribution agreement entered into with the distribution agents, if any, may be made in negotiated transactions or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. The Company has agreed to pay the distribution agents a commission rate of up to 3% of the gross proceeds from the sale of any shares of common stock sold through the equity distribution agreement. During the year ended December 31, 2016, the Company sold 628,309 shares of common stock under this prospectus supplement at a weighted average price per share of $3.00, receiving proceeds net of commissions totaling approximately $1.8 million. Approximately $56,600 in commissions were paid in connection with the sales of shares.

On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each such Consenting Convertible Note Holder that is a party to such Agreement ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which includes an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, a Warrant and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Agreements, and together with the Agreements, the "Transaction Documents"). The Agreements and the transactions contemplated under the Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

Under the Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designee (the "Investor") purchasing up to 100% of the Company’s New Senior Notes from the Holders (as defined herein) pursuant to the Senior Note Purchase Agreement, (ii) PJC or the Investor purchasing $15.0 million in shares of Common Stock, pursuant to the Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investor of a warrant to purchase up to 34,000,000 shares of Common Stock at an exercise price of $0.25 per share for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC and one member representing the convertible note holders. The Transaction is subject to certain conditions described in this Annual Report on Form 10-K, including that the Company shall have obtained the requisite approval by the Company's shareholders to the Articles Amendment and that the requisite number of holders of the Company's senior secured notes and unsecured convertible notes shall have tendered their notes in connection with the applicable exchange offer as described herein, and certain customary closing conditions, including that each of the Transaction Documents shall have been executed and delivered to the other parties thereto. The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all.

At or contemporaneously with the closing of the Transaction, the Company will enter into a Common Stock Purchase Agreement (the "Purchase Agreement") with the purchasers' party to the Purchase Agreement (the "Purchasers"). The Purchase Agreement will generally provide for the Purchasers to purchase up to 92,000,000 shares of Common Stock at a price of $0.25 per share for an aggregate price of up to $23.0 million, of which PJC or the Investor will purchase 60,000,000 shares of Common Stock for an aggregate price of $15.0 million. The remaining Purchasers may purchase up to 32,000,000 shares of Common Stock for an aggregate price of up to $8.0 million. The Purchase Agreement shall contain customary representations, warranties, and covenants.

At or contemporaneously with the closing of the Transaction, the Company will cause to be issued a warrant (the "Warrant") to the Investor to purchase up to an aggregate of 34,000,000 shares of the Common Stock at an exercise price of $0.25 per share (the "Warrant Shares") for an aggregate price of up to $8.5 million.

See Note 20 "Subsequent Events," of the accompanying financial statements for additional information.

NOTE 17—EMPLOYEE BENEFIT PLAN
The Company has adopted a 401(k) plan that covers employees that have reached 18 years of age and completed three months of service. The plan provides for voluntary employee contributions through salary deductions, as well as discretionary employer contributions. For the years ended December 31, 2016, 2015 and 2014, there were no employer contributions made.

NOTE 18—SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited consolidated financial data regarding continuing operations for each quarter of fiscal 2016 and 2015 (in thousands). This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations (in thousands).

	Fiscal 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	8,454	(15,786)	4,767	3,680
(Loss)/income from continuing operations before taxes	(7,445)	(9,775)	(8,543)	(23,666)
Net (loss)/income from continuing operations	(7,445)	(9,775)	(8,543)	(23,666)
(Loss)/income per share from continuing operations:
Basic and diluted	$(0.27)	$(0.36)	$(0.31)	$(0.84)

	Fiscal 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	12,980	28,034	2,769	3,108
(Loss)/income from continuing operations before income taxes	(6,102)	644	(18,212)	(15,429)
Net (loss)/income from continuing operations	(4,165)	966	(13,491)	(13,690)
(Loss)/income per share from continuing operations:
Basic and diluted	$(0.19)	$0.04	$(0.48)	$(0.49)	(1)

(1)
The sum of the basic and diluted earnings per share amounts for each quarter in fiscal year 2016 and the diluted for 2015 do not equal the amount presented in the statements of operations for the years ended December 31, 2016 and December 31, 2015 due to the Company having a net loss for the years ended December 31, 2016 and December 31, 2015 and therefore all common stock equivalents were antidilutive.

NOTE 19—INCOME TAXES
The provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Continuing operations	$—	$(8,719)	$125
Discontinued operations	—	—	(232)
Provision (benefit) for income taxes	$—	$(8,719)	$(107)
Current
Federal	$—	$10	$—
State	—	—	—
	$—	$10	$—
Deferred
Federal	(16,550)	(9,149)	5,214
State	(1,292)	(3,846)	(2,522)
	(17,842)	(12,995)	2,692
Valuation allowance increase (decrease)	17,842	4,266	(2,567)
	$—	$(8,729)	$125

Provision (benefit) for income taxes from continuing operations	$—	$(8,729)	$125
U.S. and foreign components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
U.S.	$(23,405)	$(51,749)	$(10,824)
Foreign	(26,024)	12,650	5,798
	$(49,429)	$(39,099)	$(5,026)
The Company’s actual provision (benefit) for income taxes from continuing operations differ from the federal expected income tax provision as follows (in thousands):

	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Tax provision (benefit) at statutory rate	$(17,300)	35.00%	$(13,685)	35.00%	$(1,759)	35.00%
Increase (decrease) in taxes resulting from:
State tax (net of federal benefit)	(836)	1.72	(1,617)	4.14	(364)	7.24
Impact of rate changes	253	(0.50)	23	(0.06)	(1,851)	36.84
Litigation settlement	—	—	2,275	(5.82)	—	—
Other permanent items	4	(0.01)	18	(0.05)	371	(7.40)
Adoption of ASU 2013-11	—	—	—	—	6,295	(125.26)
Other	37	(0.07)	—	—	—	—
Valuation allowance (decrease) increase	17,842	(36.14)	4,267	(10.91)	(2,567)	51.08
Provision (benefit) for income taxes	$—	—%	$(8,719)	22.30%	$125	(2.50)%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Federal and state net operating loss carryforward	$37,511	$31,588
Revolving Credit Facilities	7,024	8,973
Deferred gain	14,112	13,423
Other	1,930	1,960
Total gross deferred tax assets	60,577	55,944
Less valuation allowance	(22,457)	(4,515)
Total deferred tax assets	38,120	51,429
Deferred tax liabilities:
Unrealized gains on life and structured settlements	20,321	29,473
Gain on structured settlements deferred for tax purposes	3,655	4,607
Convertible debt discount	3,430	4,681
Deferred income	10,714	12,668
Total deferred tax liabilities	38,120	51,429
Total net deferred tax asset (liability)	$—	$—
The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets as of December 31, 2016. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset.

The Company recorded a deferred tax asset for the increase in tax basis associated with the transfer of assets to subsidiaries located in Ireland. The net deferred asset with respect to these transactions is $14.1 million and $13.4 million for the years ended December 31, 2016 and December 31, 2015, respectively, which will serve as a tax benefit upon reversal as life settlements mature or are sold.
Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. For the year ended December 31, 2013, we increased our deferred tax valuation allowance from continuing operations by $56,000 to reflect the taxable income associated with unrealized gains in accumulated other comprehensive income.
The federal and state net operating loss carryovers (“NOLs”) generated by the Company since its conversion to a corporation are approximately $102.0 million that expire beginning in 2031.
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
Tax years prior to 2013 are no longer subject to IRS examination. Various state jurisdiction tax years remain open to examination.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.
A reconciliation of the total amounts of unrecognized benefits at the beginning and end of the period was as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Balance as of beginning of period	$6,295	$6,295	$6,295
Additions based on tax positions taken in the current year	—	—	—
Reductions of tax positions for prior years	—	—	—
Balance as of end of period	$6,295	$6,295	$6,295
The unrecognized benefit is reflected as a reduction of the deferred tax asset related to the Federal and State net operating loss carryforward. The recognition of the unrecognized tax benefits would result in a $6.3 million decrease in the Company’s effective tax rate.

NOTE 20—SUBSEQUENT EVENTS

OTCQB Marketplace

On January 23, 2017, the Company announced its plans to voluntarily delist its common stock from the New York Stock Exchange and trade on the OTC Marketplace, and on February 3, 2017, the Company's common stock began trading on the OTC Market Group’s OTCQB market under the ticker symbol "EMGC".

OTCQB is designed for early-stage and developing U.S. and international companies that are current in their reporting and undergo an annual verification and management certification process. The OTCQB market is considered by the SEC as an "established public market" for the purpose of determining the public market price when registering securities for resale in equity line financings with the SEC.

Consolidation of the White Eagle Loan Agreement

On January 31, 2017, as required by the terms of the White Eagle Amendment, our indirect subsidiary, White Eagle, executed the Second Amended and Restated Loan and Security Agreement, dated January 31, 2017, which consolidated into a single document the amendments evidenced by the White Eagle Amendment and all previous amendments.

Issuance of Additional Convertible Notes

On February 14, 2017, the Company entered into a solicitation to consent (the "Consent Solicitation”) to issue additional 8.50% Senior Unsecured Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest on February 15, 2017 (the "2017 Interest Payment Date") to holders of 8.5% Senior Unsecured Convertible Notes (the "Convertible Notes"). The Company's obligation to issue the Additional Convertible Notes was subject to the satisfaction of (1) not less than 95% of the aggregate principal amount of Convertible Notes agreeing to accept Additional Convertible Notes in lieu of a cash payment of interest on the 2017 Interest Payment Date and (2) the amendment of the Indenture dated as of March 11, 2016 with Wilmington Trust, National Association, as indenture trustee (the "Senior Secured Indenture") for the 15% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes") to permit the issuance of the Additional Convertible Notes. This consent is only effective for the cash payment of interest due on the 2017 Interest Payment Date and not for subsequent interest payments.

On March 10, 2017, the Company, as issuer, and Wilmington Trust, National Association, as trustee, entered into the First Supplemental Indenture (the "Senior Supplemental Indenture"), implementing certain amendments to the Senior Secured Indenture governing the Company’s outstanding 15.0% Senior Secured Notes following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. The Senior Supplemental Indenture amends the Senior Secured Indenture to: (i) amend the definition of "Permitted Indebtedness" to include all Convertible Notes issued by the Issuer under the Indenture dated February 21, 2014 between the Company and U.S. Bank National Association (the "Convertible Indenture") after February 14, 2017, in lieu of a cash payment of interest due to the holders of the Convertible Notes, and (ii) add Section 4.07(e) to restrict the Company from increasing the interest rate payable on the Convertible Notes.
On March 13, 2017, the Company and U.S. Bank National Association, as trustee, entered into the First Supplemental Indenture (the "Convertible Supplemental Indenture"), implementing certain amendments to the Convertible Indenture governing the Convertible Notes. The Convertible Supplemental Indenture amends the Convertible Indenture to, among other things, allow for the issuance of Convertible Notes in denominations of $1.00 principal amount and multiples of $1.00.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation , whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017.
Event of Default - 15.0% Senior Secured Note
The Company did not make an interest payment of $1.1 million, due March 15, 2017, on the 15.0% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. If the interest payment is not made within five business days of its due date, such failure would result in an event of default under the Senior Secured Indenture governing the 15.0% Senior Secured Notes, and the trustee or holders of at least 25% in principal amount of the outstanding 15.0% Senior Secured Notes may declare the principal, premium, if any, and accrued but unpaid interest immediately due and payable. The Company released the cash interest payment of $1.1 million to the holders of the 15% Senior Secured Notes on March 20, 2017.

The Master Transaction Agreement

On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the “Agreements”) by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each such Consenting Convertible Note Holder that is a party to such Agreement ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which includes an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, a Warrant and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Agreements, and together with the Agreements, the "Transaction Documents"). The Agreements and the transactions contemplated under the Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

Under the Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designee (the "Investor") purchasing up to 100% of the Company’s New Senior Notes from the Holders (as defined below) pursuant to the Senior Note Purchase Agreement, (ii) PJC or the Investor purchasing $15.0 million in shares of Common Stock, pursuant to the Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investor of a warrant to purchase up to 34,000,000 shares of Common Stock at an exercise price of $0.25 per share for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC and one member representing the convertible note holders. The Transaction is subject to certain conditions described in this Annual Report on Form 10-K, including that the Company shall have obtained the requisite approval by the Company's shareholders to the Articles Amendment and that the requisite number of holders of the Company's senior secured notes and unsecured convertible notes shall have tendered their notes in connection with the applicable exchange offer as described below, and certain customary closing conditions, including that each of the Transaction Documents shall have been executed and delivered to the other parties thereto. The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all.
The Agreements contain standard representations and warranties related to each party, and may be terminated prior to the Closing under certain circumstances, including, without limitation, by:

i.	mutual written consent of PJC and the Company;

ii.	PJC or the Company, if the Closing shall not have occurred by August 31, 2017;

iii.
the Convertible Note Holders that, in the aggregate, hold a majority of the aggregate principal amount of the outstanding Convertible Notes, if the Closing shall not have occurred by September 30, 2017;

iv.
PJC or the Company, as a non-breaching party, if there has been a material breach of certain representations, warranties or covenants made by PJC or the Company, as a breaching party, which shall not have been cured or cannot be cured within 30 days of receipt of written notice of such breach;

v.
the Convertible Note Holders that, in the aggregate, hold a majority of the aggregate principal amount of the outstanding Convertible Notes, if the Company or PJC shall materially breach any representation, warranty, covenant, obligation or agreement and such breach shall not have been cured or cannot be cured within 30 days of receipt of written notice of such breach and such breach shall result in an adverse economic impact to the Consenting Convertible Note Holders;

vi.
PJC if the conditions precedent to the consummation of either Exchange Offer are not satisfied at the time such Exchange Offer expires or as of the date the other Transaction Documents are satisfied; or

vii.	PJC or the Company, if the transaction is enjoined or prohibited by governmental authorities.
Common Stock Purchase Agreement
At or contemporaneously with the closing of the Transaction, the Company will enter into a Common Stock Purchase Agreement (the "Purchase Agreement") with the purchasers' party to the Purchase Agreement (the "Purchasers"). The Purchase Agreement will generally provide for the Purchasers to purchase up to 92,000,000 shares of Common Stock at a price of $0.25 per share for an aggregate price of up to $23.0 million, of which PJC or the Investor will purchase 60,000,000 shares of Common Stock for an aggregate price of $15.0 million. The remaining Purchasers may purchase up to 32,000,000 shares of Common Stock for an aggregate price of up to $8.0 million. The Purchase Agreement shall contain customary representations, warranties, and covenants.
Common Stock Purchase Warrant
At or contemporaneously with the closing of the Transaction, the Company will cause to be issued a warrant (the "Warrant") to the Investor to purchase up to an aggregate of 34,000,000 shares of the Common Stock at an exercise price of $0.25 per share (the "Warrant Shares") for an aggregate price of up to $8.5 million.
The Warrant shall vest and become exercisable as follows: (i) with respect to 14,000,000 Warrant Shares, immediately upon the issuance of the Warrant, and (ii) with respect to the remaining 20,000,000 Warrant Shares, at later times tied to the conversion of Existing Convertible Notes and New Convertible Notes outstanding upon the closing of the Transaction into shares of Common Stock. The Warrant has an eight year term. The number of Warrant Shares is subject to anti-dilution adjustment provisions.
Exchange Offers
As part of the Transaction, the Company will offer to exchange, in each case with existing holders, its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Existing Convertible Notes") for New Convertible notes, described below, and its outstanding 15.0% Senior Secured Notes due 2018 (the "Existing Senior Notes") for New Senior notes, described below. As a result of such exchanges. At least 98% of the holders of each class of notes must tender in the relevant exchange offer as a condition to closing the Transaction.
New Convertible Note Indenture and New Convertible Notes
At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the 5.0% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes") in an aggregate amount not to exceed approximately $75.0 million pursuant to a Convertible Note Indenture (the "New Convertible Note Indenture") between the Company and a trustee to be later identified.
The New Convertible Notes will be unsecured senior obligations of the Company and will mature six years from the Closing. The New Convertible Notes will bear interest at a rate of 5.00% per annum from the issue date, payable semi-annually.

The Company may redeem, in whole but not in part, the New Convertible Notes at a redemption price of 100% of the principal amount of the New Convertible Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, if the last reported sale price of the Common Stock equals or exceeds 120% of the conversion price for at least 15 trading days in any period of 30 consecutive trading days. The Company may, at its election, pay or deliver as the case may be, to all

Holders of the New Convertible Notes, either (a) solely cash, (b) solely shares of Common Stock, or (c) a combination of cash and shares of Common Stock.

The New Convertible Note Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Convertible Note Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Convertible Note Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Convertible Notes then outstanding may declare all unpaid principal plus accrued interest on the New Convertible Notes immediately due and payable, subject to certain conditions set forth in the New Convertible Note Indenture. In addition, holders of the New Convertible Notes may require the Company to repurchase the New Convertible Notes upon the occurrence of certain designated events at a repurchase price of 100% of the principal amount of the New Convertible Notes, plus accrued and unpaid interest.
New Senior Note Indenture and New Senior Notes
At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the 8.5% Senior Notes due 2021 (the "New Senior Notes") in an aggregate amount not to exceed approximately $40.0 million pursuant to a Senior Note Indenture (the "New Senior Note Indenture") between the Company as issuer, and the trustee to be later identified. Up to approximately $30.0 million aggregate principal amount of New Senior Notes may be issued to holders of the Existing Senior Notes in the relevant exchange offer, and PJC or the Investor may acquire up to an additional $10.0 million principal amount of New Senior Notes.
The New Senior Notes will be secured senior obligations of the Company and will mature four years from the date of Closing. The New Senior Notes will bear interest at a rate of 8.5% per annum, payable quarterly.
The New Senior Notes may be optionally redeemed in full by the Company at any time and must be redeemed in full upon additional issuances of debt by the Company in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the New Senior Notes redeemed up to the date of redemption, and (ii) the Applicable Premium, if any, as defined in the New Senior Note Indenture. Upon a change of control, the Company will be required to make an offer to holders of the New Senior Notes to repurchase the New Senior Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest up to the date of redemption.
The New Senior Notes contain negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the New Senior Notes, and restrictions on dividends and stock repurchases, among other things. The New Senior Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company, and pledges of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

The New Senior Note Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Senior Note Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Senior Note Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Senior Notes then outstanding may declare the principal of and accrued but unpaid interest, plus a premium, if any, on all the New Senior Notes immediately due and payable, subject to certain conditions set forth in the New Senior Note Indenture.

Note Purchase Agreement
At or contemporaneously with the closing of the Transaction, PJC or the Investor and certain holders of New Senior Notes (the "Holders") will enter into a Note Purchase Agreement (the "Note Purchase Agreement"). The Note Purchase Agreement will generally provide for PJC or the Investor to purchase up to 100% of the New Senior Notes held by the Holders for an aggregate purchase price equal to the face amount of such purchased New Senior Notes.
Terms not defined in this Annual Report on Form 10-K shall have the meaning as set forth in the Agreements and respective Transaction Documents. The foregoing description of the Agreements and the transactions contemplated thereby is a summary only and is qualified in its entirety by reference to the full text of the Agreements, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2017.

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

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated as of October 25, 2013, between Majestic Opco L.L.C. and the Registrant.	8-K	2.1	10/28/13
3.1	Articles of Incorporation of Registrant.	S-1/A	3.1	10/01/10
3.2	Articles of Amendment to Articles of Incorporation of Registrant	8-K	3.1	09/01/15
3.3	Amended and Restated Bylaws of Registrant.	8-K	3.2	09/01/15
4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10
4.2	Form of Warrant to purchase common stock	S-1/A	4.2	01/12/11
4.3	Warrant Agreement related to Class Action Settlement	10-K	4.3	03/14/16
4.4	Indenture, dated as of February 21, 2014, by and among the Registrant and U.S. Bank, National Association, as indenture trustee.	8-K	4.4	02/19/14
4.5	Indenture, dated as of March 11, 2016, by and among the Registrant and Wilmington Trust, National Association, as indenture trustee.	10-K	4.5	03/14/16
10.1†	Employment Agreement between the Registrant and Antony Mitchell dated November 8, 2010.	S-1/A	10.1	11/10/10
10.2†	Employment Agreement between the Registrant and Richard O’Connell dated December 31, 2013 and effective January 1, 2014.	8-K	10.1	12/30/13
10.3†	Employment Agreement between the Registrant and Miriam Martinez dated December 31, 2013 and effective January 1, 2014.	8-K	10.2	12/30/13
10.4†	Employment Agreement between the Registrant and Michael Altschuler dated December 31, 2013 and effective January 1, 2014.	8-K	10.3	12/30/13
10.5†	Employment Agreement between the Registrant and David Sasso dated December 31, 2013 and effective January 1, 2014.	10-Q	10.1	11/09/15
10.6	Separation Agreement and General Release of Claims between the Registrant and Jonathan Neuman, dated April 26, 2012.	8-K	10.2	04/30/12

E-1

10.7†	Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	04/08/15
10.8†	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	10-Q	10.7	08/13/13
10.9†	2010 Omnibus Incentive Plan Form Performance Share Award Agreement.	8-K	10.1	06/09/14
10.10	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10
10.11	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10
10.12	Non-Prosecution Agreement between the Registrant and the United States Attorney’s Office for the District of New Hampshire, dated April 30, 2012.	8-K	10.1	04/30/12
10.12††	Amended and Restated Loan and Security Agreement, dated May 16, 2014, among White Eagle Asset Portfolio, L.P., as borrower, Imperial Finance & Trading, LLC, as initial servicer, initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.	10-Q	10.1	07/30/14
10.13	First Amendment, dated November 15, 2015, to Amended and Restated Loan and Security Agreement, dated May 16, 2014, among White Eagle Asset Portfolio, L.P., as borrower, Imperial Finance & Trading, LLC, as initial servicer, initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.	8-K	10.1	11/10/15
10.14††	Master Termination Agreement and Release, effective as of April 30, 2013, by and among Lexington Insurance Company, Imperial Holding, Inc., Imperial PFC Financing, LLC, Imperial PFC Financing II, LLC, Imperial Life Financing II, LLC, Imperial Life & Annuity Services, LLC, Imperial Premium Finance, LLC and CTL Holdings, LLC.	10-Q	10.5	08/13/13
10.15††	Loan and Security Agreement, dated as of July 16, 2015, among Red Falcon Trust, as borrower, Imperial Finance & Trading, LLC, as guarantor, Blue Heron Designated Activity Company, as portfolio administrator, LNV Corporation, as initial lender, the other lenders party thereto from time to time and CLMG Corp, as the administrative agent	10-Q/A	10.1	12/15/15
10.16	Form of Purchase Agreement to purchase 15.0% Senior Secured Notes due 2018.	10-K	10.16	03/14/16
10.17	First Amendment to Loan and Security Agreement, dated July 15, 2016, among Red Falcon Trust, as borrower, Imperial Finance & Trading, LLC, as guarantor, Blue Heron Designated Activity Company, as portfolio administrator, LNV Corporation, as initial lender, and CLMG Corp, as administrative agent.	10-Q	10.1	11/7/2016
10.18††
Second Amendment to Amended and Restated Loan and Security Agreement, dated December 29, 2016, by and among White Eagle Asset Portfolio, LP, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager, CLMG Corp., as Administrative Agent, and LNV Corporation, as Lender.
					*

E-2

10.19††
Second Amended and Restated Securities Account Control and Custodian Agreement, dated January 31, 2017, among White Eagle Asset Portfolio, LP, as borrower, Wilmington Trust, National Association, as securities intermediary and custodian, and CLMG Corp, as the administrative agent.
*
10.20
Master Termination Agreement, dated December 29, 2016, by and among CLMG Corp., LNV Corporation, as lender, Red Falcon Trust, as borrower, Imperial Finance & Trading LLC, as guarantor, Blue Heron Designated Activity Company, Harbordale, LLC, Red Reef Alternative Investments, LLC, MLF LexServ, L.P., as Servicer, Wilmington Trust National Association, as securities intermediary under the SACCA, Christiana Trust, as Trustee, Michelle A Dreyer, as independent trustee, and Corporation Service Company
*
21.1	Subsidiaries of the Registrant.	*
23.1	Consent of Grant Thornton LLP.	*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101	Interactive Data Files.	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.	XBRL Taxonomy Definition Linkbase Document 10.1 & 10.2	*
101.L	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	SBRL Taxonomy Extension Presentation Linkbase Document	*

††
Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.

*	Filed herewith.

†	Management compensatory arrangement.

E-3