Form 10-Q
period 2017-03-31
EMERGENT CAPITAL, INC.
filed 2017-05-15
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

(561) 995-4200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2017, the Registrant had 28,413,844 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED March 31, 2017

"Forward Looking" Statements

As used in this Form 10-Q, "Emergent Capital," "Company, "we," "us," "its," or "our" refer to Emergent Capital, Inc. and its consolidated subsidiary companies, unless the context suggests otherwise.

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely and other words and terms of similar meaning in connection with any discussion of the timing or nature of future cash flows, operating or financial performance or other events. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and Company, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, results may prove to be materially different. Unless otherwise required by law, we disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•	our ability to continue as a going concern and avoid a bankruptcy or other reorganization proceeding;

•
risks associated with the proposed transactions relating to PJC or its designee's investment in the Company, including but not limited to risks related to the failure to close the proposed transactions and the failure to receive the requisite shareholder approval;

•	our ability to maintain our rights in the policies that serve as the primary assets of the Company and are the collateral under various debt instruments to which we are a party;

•	our ability to obtain future financings on favorable terms, or at all;

•	our ability to manage the process of exploring strategic alternatives;

•	our ability to complete any strategic alternatives that our special committee may recommend;

•	our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under our revolving credit facility;

•	our ability to meet our debt service obligations;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional funding under our revolving credit facility;

•	increases in premiums on, or the cost of insurance of, life insurance policies that we own;

•	changes to actuarial life expectancy tables;

•	changes in general economic conditions, including inflation, changes in interest or tax rates;

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	adverse developments, including financial ones, associated with other litigation and judicial actions;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption of our information technology systems;

•	our ability to avoid defaulting under the various credit documents to which we are a party;

•	our ability to maintain a listing or quotation on a national securities exchange or automated quotation system;

•	cyber security risks and the threat of data breaches;

•	loss of the services of any of our executive officers; and

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

All forward-looking statements are expressly qualified in their entirety by the above cautionary statements. See "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$2,100	$2,246
Cash and cash equivalents (VIE Note 4)	15,923	9,072
Certificates of deposit	1,004	6,025
Prepaid expenses and other assets	2,601	1,112
Deposits - other	1,377	1,347
Life settlements, at estimated fair value	708	680
Life settlements, at estimated fair value (VIE Note 4)	505,964	497,720
Receivable for maturity of life settlements (VIE Note 4)	32,850	5,000
Fixed assets, net	208	232
Investment in affiliates	2,384	2,384
Total assets	$565,119	$525,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,873	$2,590
Accounts payable and accrued expenses (VIE Note 4)	683	593
Other liabilities	273	359
Interest payable - Convertible Notes (Note 11)	806	2,272
Convertible Notes, net of discount and deferred debt costs (Note 11)	65,002	60,535
Interest payable - Senior Secured Notes (Note 12)	213	213
Senior Secured Notes, net of discount and deferred debt costs (Note 12)	29,387	29,297
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4)	290,200	257,085
Total liabilities	390,437	352,944
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized at March 31, 2017 and December 31, 2016; 29,021,844 issued and 28,413,844 outstanding as of March 31, 2017 and December 31, 2016	290	290
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of March 31, 2017 and December 31, 2016)	—	—
Treasury Stock, net of cost (608,000 shares as of March 31, 2017 and December 31, 2016)	(2,534)	(2,534)
Additional paid-in-capital	307,760	307,647
Accumulated deficit	(130,834)	(132,529)
Total stockholders’ equity	174,682	172,874
Total liabilities and stockholders’ equity	$565,119	$525,818
 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 8 & 13)	$25,540	$8,388
Other income	50	66
Total income	25,590	8,454
Expenses
Interest expense	7,535	6,050
Change in fair value of Revolving Credit Facilities (Notes 9, 10 & 13)	11,831	4,097
Personnel costs	1,085	1,557
Legal fees	995	1,818
Professional fees	1,604	1,643
Insurance	192	244
Other selling, general and administrative expenses	464	490
Total expenses	23,706	15,899
Income (loss) from continuing operations before income taxes	1,884	(7,445)
(Benefit) provision for income taxes	—	—
Net income (loss) from continuing operations	$1,884	$(7,445)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(189)	(68)
(Benefit) provision for income taxes	—	—
Net income (loss) from discontinued operations	(189)	(68)
Net income (loss)	$1,695	$(7,513)
Basic and diluted income (loss) per share:
Continuing operations	$0.07	$(0.27)
Discontinued operations	$(0.01)	$—
Net income (loss)	$0.06	$(0.27)
Weighted average shares outstanding:
Basic and Diluted	28,148,632	27,481,249
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2017

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2017	29,021,844	$290	(608,000)	$(2,534)	$307,647	$(132,529)	$172,874
Net income	—	—	—	—	—	1,695	1,695
Stock-based compensation	—		—	—	139	—	139
ATM stock issuance costs	—	—	—	—	(26)	—	(26)
Balance, March 31, 2017	29,021,844	$290	(608,000)	$(2,534)	$307,760	$(130,834)	$174,682
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net income (loss)	$1,695	$(7,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	26	27
Amortization of discount and deferred costs for Convertible Notes	989	861
Amortization of discount and deferred costs for 15% Senior Secured Notes	90	64
Stock-based compensation expense	139	60
Finance cost and fees withheld by borrower	194	200
Interest Paid in Kind on Senior Unsecured Convertible Notes	3,477	—
Change in fair value of life settlements	(25,540)	(8,388)
Change in fair value of Revolving Credit Facilities	11,831	4,097
Interest income	(9)	(5)
Change in assets and liabilities:
Deposits - other	(30)	(150)
Prepaid expenses and other assets	(1,510)	(533)
Accounts payable and accrued expenses	1,373	(291)
Other liabilities	(78)	1,380
Interest payable - Convertible Notes	(1,466)	(1,503)
Interest payable - 15.00% Senior Secured Notes	—	215
Net cash used in operating activities	(8,819)	(11,479)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	—	(5)
Certificate of deposit	5,025	—
Premiums paid on life settlements	(20,582)	(16,653)
Proceeds from maturity of life settlements	10,000	15,480
Deposits on purchase of life settlements	—	(31)
Net cash used in investing activities	(5,557)	(1,209)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	21,090	12,419
Repayment of borrowings under White Eagle Revolving Credit Facility	—	(2,509)
Borrowings under Red Falcon Revolving Credit Facility	—	5,061
Repayment of borrowings under Red Falcon Revolving Credit Facility	—	(4,086)
Proceeds from 15% Senior Secured Notes	—	30,000
Payment under finance lease obligations	(9)	(9)
15% Senior Secured Notes deferred cost	—	(633)
Net cash provided by financing activities	21,081	40,243
Net increase in cash and cash equivalents	6,705	27,555
Cash and cash equivalents, at beginning of the period	11,318	20,341
Cash and cash equivalents, at end of the period	$18,023	$47,896
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$4,370	$6,409
Interest Paid in Kind on Senior Unsecured Convertible Notes	$3,477	$—
Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$194	$200
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC converted into Imperial Holdings, Inc. on February 3, 2011, in connection with its initial public offering. Effective September 1, 2015, the Company changed its name to Emergent Capital, Inc. (with its subsidiary companies, the "Company" or "Emergent Capital").

Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 617 life insurance policies, also referred to as life settlements, with a fair value of $506.7 million and an aggregate death benefit of approximately $2.9 billion at March 31, 2017. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 615 of these policies, with an aggregate death benefit of approximately $2.9 billion and a fair value of approximately $506.0 million at March 31, 2017 are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At March 31, 2017, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $708,000 were not pledged as collateral under the White Eagle Revolving Credit Facility.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facilities, as detailed herein. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 615 policies, with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $506.0 million at March 31, 2017.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2017. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Going Concern and Management's Plan

The Company has incurred substantial losses and reported negative cash flows from operating activities of $8.8 million for the three months ended March 31, 2017 and $45.6 million for the year ended December 31, 2016. As of March 31, 2017, we had approximately $18.0 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $2.1 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $15.9 million being restricted by the White Eagle Revolving Credit Facility. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. Based on management’s forecast, the Company projects that it currently has available sufficient cash to continue its operations for not more than approximately six weeks from the date of filing this Form 10-Q. See "Bridge Financing Loan" below for further information. The Company has entered into certain agreements as described below during the quarter ended March 31, 2017 for the purpose of recapitalizing the Company. No assurance can be given that the Company will be successful in its efforts to recapitalize the Company.

On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each Consenting Convertible Note Holder that is a party to one or more Agreements ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which includes an Amendment to the Company’s Articles of Incorporation (the "Articles Amendment") to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, a Warrant and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Agreements, and together with the Agreements, the "Transaction Documents"). The Agreements and the transactions contemplated under the Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017. As of May 15, 2017, the Company had entered into Master Transaction Agreements with holders of more than 98% of the outstanding principal amount of the Convertible Notes.

On April 7, 2017, the Company entered into a series of Amendments to the Master Transaction Agreements (the "Amendments"), which amend each Master Transaction Agreement made as of March 15, 2017, as amended to date and from time to time, by and between the Company, PJC and the Consenting Convertible Note Holders party to each Agreement. The modifications as a result of the Amendments are specified below.

Under the Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designee (the "Investor") purchasing up to 100% of the Company’s New Senior Notes from the Holders (as defined herein) pursuant to the Senior Note Purchase Agreement, (ii) PJC or the Investor purchasing $15.0 million in shares of Common Stock, pursuant to the Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investor of a warrant to purchase up to 40,000,000 shares, as amended, of Common Stock at an exercise price of $0.20 per share, as amended, for an aggregate purchase price of up to $8.0 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC and one member representing the Consenting Convertible Note Holders.

Subsequent Events

Exchange Participation Agreement

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes").

Pursuant to the Participation Agreement, on or before the date that is five business days after the Company launches the exchange offer (the "Senior Note Exchange Offer") offered to all holders of 15.0% Senior Secured Notes to exchange their 15.0% Senior Secured Notes for 8.5% Senior Notes due 2021 (the "New Senior Notes") issued under the indenture governing the New Senior Notes (the "New Senior Note Indenture"), each Consenting Senior Note Holder agreed to on or before the date that is five business days after the Company launches the Senior Note Exchange Offer (i) tender all of the 15.0% Senior Secured Notes it holds into the Senior Note Exchange Offer in exchange for New Senior Notes to be governed by the New Senior Note Indenture, and (ii) enter into a Senior Note purchase agreement with PJC or the Investor to sell 100% of the aggregate principal amount of the New Senior Notes that are to be issued to such Consenting Senior Note Holder at a price equal to 100% of the face amount of each New Senior Note purchased. Contemporaneously with the closing of all the transactions contemplated by the Agreements, including the closing of the Senior Note purchase agreement (the "Closing Date"), the Company agreed to pay each Consenting Senior Note Holder 5.0% of the face amount of the 15.0% Senior Secured Notes held by such Consenting Senior Note Holder, plus all accrued but unpaid interest under such 15.0% Senior Secured Notes through the Closing Date (the "Sale Participation Fee").

However, in the event the Company elects not to launch the Senior Note Exchange Offer, (i) each Consenting Senior Note Holder agreed to enter into a Senior Note purchase agreement with PJC or the Investor to sell at the closing of all the transactions contemplated by the Agreements 100% of the Senior Notes it holds at a price equal to the face amount of each Senior Note in lieu of participating in the Senior Note Exchange Offer and (ii) at the Closing Date, the Company agreed to pay the Sale Participation Fee to the Consenting Senior Note Holders. In such event the Company elects not to launch the Senior Note Exchange Offer, the Company has agreed to amend and restate the existing indenture governing the 15.0% Senior Secured Notes to conform in substantially identical terms to the terms of the New Senior Notes as set forth in the New Senior Note Indenture under the Agreements. To date, the Company has elected not to launch the Senior Note Exchange Offer.

The Transaction is subject to certain conditions described in this Form 10-Q, including that the Company shall have obtained the requisite approval by the Company's shareholders of the Articles Amendment and that the requisite number of holders of the Company's senior secured notes and unsecured convertible notes shall have tendered their notes in connection with the applicable exchange offer as described herein, and certain customary closing conditions, including that each of the Transaction Documents shall have been executed and delivered to the other parties thereto. The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all.

Second Senior Supplemental Indenture

On May 15, 2017, the Company as issuer, and Wilmington Trust, National Association, as trustee, entered into a supplemental indenture (the "Second Senior Supplemental Indenture"), implementing a second amendment to the Indenture dated as of March 11, 2016, as amended (the "Senior Secured Indenture") governing the Company’s outstanding 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes") following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. The Second Senior Supplemental Indenture amends the definition of "Permitted Indebtedness" to include the Bridge Note, as defined below.

Bridge Financing Loan

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC Investments, LLC (the "Bridge Note"), to provide financing to fund the Company's continued operations. The Bridge Note matures on July 3, 2017. Under the Bridge Note, the Company may request an advance of funds, and PJC shall make an advance to the Company, provided that (i) the aggregate amount of outstanding advances shall not exceed $1.5 million and (ii) the Company’s proposed budgeted use of proceeds for such advance is reasonably acceptable to PJC.

Advances under the Bridge Note bear interest at an annual rate of 15%.

The Bridge Note includes certain default provisions customary to bridge financing facilities of this type which are subject to customary grace periods, including, among others, (i) defaults related to payment failures; (ii) failure to comply with covenants; (iii) any material misrepresentation of fact made or deemed made by or on behalf of the Company; (iv) failure by the Company to comply with any of its obligations under any Master Transaction Agreement; (v) defaults in payment of any indebtedness of the Company that continues after the applicable grace or cure period; (vi) bankruptcy and related events and; (vii) change of control without the prior written consent of PJC. Default interest accrues at an annual rate of 17%.

The Bridge Note contains certain affirmative and negative covenants customary for bridge financing facilities of this type.
In consideration for the Bridge Note and pursuant to a fee letter agreement by and between the Company and PJC dated May 15, 2017 (the "Fee Agreement"), the Company agreed to pay an additional termination fee equal to $1.5 million in the event that the Company becomes obligated to pay certain termination fees pursuant to certain termination provisions under the Master Transaction Agreements.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business for $12.0 million. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of March 31, 2017 and December 31, 2016, and the related consolidated statements of operations for the three months ended March 31, 2017 and 2016, and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 7, "Discontinued Operations," for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern." The standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this guidance during the three months ended March 31, 2017. Management has performed a going concern analysis of the Company's liquidity needs and the appropriate disclosures have been incorporated in the accompanying consolidated financial statements for the three months ended March 31, 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of its Simplification Initiative. The guidance simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, these amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted including adoption in an interim period, as long as any adjustment is reflected as of the beginning of the fiscal year that includes the interim period. The Company adopted this guidance during the quarter ended March 31, 2017. The adoption of this ASU did not impact the consolidated financial statements or related disclosures.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of March 31, 2017 as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
March 31, 2017	$554,737	$290,883	$2,384	$2,384
December 31, 2016	511,792	257,678	2,384	$2,384

As of March 31, 2017, 615 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $506.0 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016.

(5) Earnings Per Share

As of March 31, 2017 and 2016, there were 29,021,844 and 28,130,508 shares of common stock issued, respectively, and 28,413,844 and 27,522,508 shares of common stock outstanding, respectively. Outstanding shares as of March 31, 2017 and 2016 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands except share and per share data).

	For the Three Months Ended March 31,
	2017(1)	2016(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$1,884	$(7,445)
Net income (loss) from discontinued operations	(189)	(68)
Net income (loss)	$1,695	$(7,513)
Basic and diluted income (loss) per common share:
Basic and diluted income (loss) from continuing operations	$0.07	$(0.27)
Basic and diluted income (loss) from discontinued operations	(0.01)	—
Basic and diluted income (loss) per share available to common shareholders	$0.06	$(0.27)
Denominator:
Basic and Diluted	28,148,632	27,481,249

(1)
The computation of diluted EPS does not include 265,212 shares of restricted stock, 605,227 options, 6,240,521 warrants, and up to 11,266,011 shares of underlying common stock issuable upon conversion of the Convertible Notes, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 41,259 shares of restricted stock, 763,594 options, 6,240,521 warrants, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes and 319,500 performance shares, as the effect of their inclusion would have been anti-dilutive.

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

Options

As of December 31, 2016, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options it granted under the Omnibus plan during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, options to purchase 605,227 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $8.66 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the three months ended March 31, 2017:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2017	763,594	$8.52	2.47	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(158,367)	$8.00	—
Options expired	—	—	—
Options outstanding, March 31, 2017	605,227	$8.66	2.14	$—
Exercisable at March 31, 2017	605,227	$8.66	2.14
Unvested at March 31, 2017	—	—	—	$—

As of March 31, 2017, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred additional stock-based compensation expense of approximately $139,000 and $60,100 relating to restricted stock granted to its board of directors and certain employees during the three months ended March 31, 2017 and 2016, respectively.

Under the Omnibus Plan, 41,259 shares of restricted stock granted to the Company’s directors during 2015 vested during the year ended December 31, 2016. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $0 and $60,100 related to these 41,259 shares of restricted stock during the three months ended March 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense of approximately $60,000 and $0 related to these 65,212 shares of restricted stock during the three months ended March 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $79,000 and $0, related to these 200,000 shares of restricted stock during the three months ended March 31, 2017 and 2016, respectively.

The following table presents the activity of the Company’s unvested shares of restricted stock for the three months ended March 31, 2017:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2017	265,212
Granted	—
Vested	—
Forfeited	—
Outstanding March 31, 2017	265,212

The aggregate intrinsic value of the awards of 65,212 and 200,000 is $19,000 and $60,000, respectively, and the remaining weighted average life of these awards is 0.17 years and 1.23 years, respectively as of March 31, 2017.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares was contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. Given that the Company's financial performance goal was not achieved the remaining performance shares have been forfeited during the year ended December 31, 2016. At March 31, 2016, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the three months ended March 31, 2016.

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At March 31, 2017, all 4,240,521 warrants remained outstanding.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended March 31,
	2017	2016
Total income	$3	$3
Total expenses	192	71
Income (loss) before income taxes	(189)	(68)
Income tax benefit	—	—
Net income (loss) from discontinued operations, net of income taxes	$(189)	$(68)

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

As of March 31, 2017 and December 31, 2016, the Company owned 617 and 621 policies, respectively, with an aggregate estimated fair value of life settlements of $506.7 million and $498.4 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at March 31, 2017 was 8.9 years. The following table describes the Company’s life settlements as of March 31, 2017 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	4	$16,367	$19,721
1 - 2	16	38,602	57,093
2 - 3	12	20,840	43,374
3 - 4	39	61,945	153,992
4 - 5	38	54,588	172,558
Thereafter	508	314,330	2,462,138
Total	617	$506,672	$2,908,876
*Based on remaining life expectancy at March 31, 2017, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 13, "Fair Value Measurements" of the accompanying consolidated financial statements.

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

*Based on remaining life expectancy at December 31, 2016, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 13, "Fair Value Measurements" of the accompanying consolidated financial statements.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of March 31, 2017, are as follows (in thousands):

Remainder of 2017	$63,155
2018	85,648
2019	92,666
2020	96,339
2021	96,537
Thereafter	871,258
$1,305,603

The amount of $1.31 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

(9) White Eagle Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the White Eagle Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the "Conversion") and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the White Eagle Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. The White Eagle Revolving Credit Facility was amended on November 9, 2015. As amended, the White Eagle Revolving Credit Facility may provide earlier participation in the portfolio cash flows if certain loan to value ("LTV") ratios are achieved. Additionally, the maximum facility limit was reduced from $300.0 million to $250.0 million, and the interest rate under the facility was increased by 50 basis points.

On December 29, 2016, White Eagle entered into a Second Amendment to the Amended and Restated Loan and Security Agreement ("White Eagle Second Amendment") and on January 31, 2017, as required by the terms of the White Eagle Amendment, White Eagle executed the Second Amended and Restated Loan and Security Agreement, dated January 31, 2017, which consolidated into a single document the amendments evidenced by the White Eagle Second Amendment and all previous amendments.

As amended, the White Eagle Revolving Credit Facility adjusted the LTV ratios which directed cash flow participation and became subjected to achieving certain financial metrics, as more fully described below under "Amortization & Distributions." Pursuant to the White Eagle Second Amendment, 190 life settlement policies purchased from wholly owned subsidiaries of the Company were pledged as additional collateral under the facility for an additional policy advance of approximately $71.1 million. The maximum facility limit was increased to $370.0 million and the term of the facility was extended to December 31, 2031. Additional loan terms and amendment changes are more fully described in the sections that follow.

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 615 life insurance policies with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $506.0 million are pledged as collateral under the White Eagle Revolving Credit

Facility at March 31, 2017. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At March 31, 2017, $87.3 million was undrawn and $4.7 million was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.

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

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of March 31, 2017, the cash interest coverage ratio was 1.76:1 and the loan to value ratio was 59%, as calculated using the lenders' valuation.

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $30.0 million Senior Secured Notes due September 14, 2018 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and the $74.2 million Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 11, "8.50% Senior Unsecured Convertible Notes" and Note 12, "15% Senior Secured Notes" to the accompanying consolidated financial statements.

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

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the three months ended March 31, 2017, approximately $2.5 million of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

Clause	Amount	Use of Proceeds
First:	$59	Custodian and Securities Intermediary
Second:	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	Administrative Agent - Protective Advances
Fourth:	10	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	2,412	Administrative Agent - Accrued and Unpaid Interest
Sixth:	—	Administrative Agent - Required Amortization
Seventh:	—	Administrative Agent - Amortization Shortfall
Eighth:	—	Administrative Agent - Participation Interest
Ninth:	—	Reserved - $0
Tenth:	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$2,481

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed through the waterfall as shown above (in thousands):

Face value collected in 2016 and distributed in 2017	$2,480
Face value collected in 2017	10,000
Other collections*	37
Total waterfall collection	$12,517
Less: Total waterfall distribution during the three months ended March 31, 2017	(2,481)
Total to be distributed subsequent to the quarter ended March 31, 2017	$10,036
*Includes refund of premiums and interest earned on maturity proceeds

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. For the three months ended March 31, 2017 and 2016, approximately $20.8 million and $12.2 million was drawn on the facility for premium payments and $525,000 and $414,000 in fees to service providers, respectively.

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 30, 2016, the LIBOR floor increased from 1.5% to 1.69%. The effective rate at March 31, 2017 and 2016 was 6.19% and 6.00%, respectively.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Effective with the White Eagle Amendment on November 9, 2015, interest for the applicable margin of 4.50% is no longer withheld from borrowings by the lender. Total interest expense on the facility during the three months ended March 31, 2017 was $3.2 million which includes $2.4 million paid through the waterfall distribution from maturity proceeds and $782,000 paid directly by White Eagle. Total interest expense for the three months ended March 31, 2016 was $2.4 million which was paid by White Eagle through the waterfall distribution from maturity proceeds.

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of March 31, 2017, the cash interest coverage ratio was 1.76:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

At March 31, 2017, the fair value of the outstanding debt was $290.2 million and the borrowing base was approximately $287.4 million, which includes $282.7 million of outstanding principal. Approximately $4.7 million was available to borrow under the White Eagle Revolving Credit Facility.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At March 31, 2017, approximately $10.0 million included in restricted cash was on account with White Eagle awaiting distribution through the waterfall.

(10) Red Falcon Revolving Credit Facility

Effective July 16, 2015, Red Falcon Trust ("Red Falcon"), a Delaware statutory trust formed by Blue Heron Designated Activity Company ("Blue Heron"), a wholly-owned Irish subsidiary of the Company, entered into a revolving loan and security agreement (together with its ancillary documents, the "Red Falcon Revolving Credit Facility," and together with the White Eagle Revolving Credit Facility, the "Revolving Credit Facilities") with LNV Corporation, as initial lender, the other lenders party thereto from time to time, Imperial Finance & Trading, LLC, as guarantor, Blue Heron as portfolio administrator and CLMG Corp., as administrative agent. On July 15, 2016, the Company amended its Red Falcon Revolving Credit Facility (the "Red Falcon Amendment"). Pursuant to the amendment, six additional policies and additional portions of 20 policies that were previously pledged in part as collateral under the initial credit agreement were pledged for an additional policy advance. Amounts advanced to Red Falcon following effectiveness of the amendment to the credit agreement were approximately $3.0 million.

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
General & Security. The Red Falcon Revolving Credit Facility provided for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of March 31, 2017, all life insurance policies previously owned by Red Falcon and pledged as collateral under the Red Falcon Revolving Credit Facility were sold to White Eagle, an affiliate of the Company. See Note 9, "White Eagle Revolving Credit Facility," to the accompanying consolidated financial statements for further information regarding the Company's portfolio subsequent to the Red Falcon Revolving Credit Facility termination.
Borrowing Base & Availability. Revolving credit borrowings were permitted for a five-year period with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility was subject to a borrowing base, which at any time was equal to the lesser of (A) the sum of all of the following amounts that were funded or were to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that were not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and which were to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110.0 million. All outstanding principal and interest was repaid in connection with the Facility Termination as of March 31, 2017.
Amortization & Distributions. Proceeds from the policies pledged as collateral under the Red Falcon Revolving Credit Facility were distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds were directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the greater of the then outstanding balance of the loan or the initial advance. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds were to be paid to the lenders, which will varied depending on the then loan to value ratio ("LTV") as follows: (1) if the LTV was equal to or greater than 50%, all remaining proceeds were to be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV was less than 50% but greater than or equal to 25%, 65% of the remaining proceeds were to be directed to the lenders to repay the then outstanding principal balance; or (3) if the LTV was less than 25%, 35% of the remaining proceeds were to be directed to the lenders to repay the then outstanding principal balance, in each case, with remaining proceeds directed to Red Falcon. To the extent there were not sufficient remaining proceeds in the waterfall to satisfy the amount of required interest and amortization then due, Red Falcon would have had to pay any such shortfall amount.
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
Interest expense on the facility was $1.0 million for the three months ended March 31, 2016.
Maturity and Early Extinguishment. The original term of the Red Falcon Revolving Credit Facility expired July 15, 2022. On December 29, 2016 Red Falcon terminated the facility and repaid all outstanding principal and interest in the amount of $65.1 million.

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
At March 31, 2017, there was no outstanding principal and interest as the Red Falcon Facility had been fully repaid on December 29, 2016.

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

The Convertible Notes were not redeemable prior to February 15, 2017. On and after such date, and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if the Company calls the Convertible Notes for redemption, a make-whole fundamental charge will be deemed to occur. As a result, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for holders who convert their notes prior to the redemption date.

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

On February 14, 2017, the Company solicited consents (the "Consent Solicitation") to issue additional 8.50% Senior Unsecured Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest on February 15, 2017 (the "2017 Interest Payment Date") to holders of the Convertible Notes.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of the requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to the existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017. The issue of the Additional Convertible Notes increased the outstanding principal amount of the Convertible Notes to $74.2 million at March 31, 2017.
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

As part of the Transaction, on April 18, 2017 the Company launched an exchange offer to the existing holders of its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Existing Convertible Notes") for 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes"). At least 98% of the holders of the Existing Convertible Notes must tender in the exchange offer as a condition to closing the Transaction.

At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the New Convertible Notes in an aggregate amount not to exceed approximately $75.0 million, pursuant to a Convertible Note Indenture between the Company and U.S. Bank National Association, as trustee (the "New Convertible Indenture").

The New Convertible Notes will be unsecured senior obligations of the Company and will mature six years from the Closing. The New Convertible Notes will bear interest at a rate of 5.00% per annum from the issue date, payable semi-annually.

See Note 18 "Subsequent Events," of the accompanying financial statements for additional information.

As of March 31, 2017, the carrying value of the Convertible Notes was $65.0 million, net of unamortized debt discounts and origination costs of $8.0 million and $1.2 million, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.

During the three months ended March 31, 2017, the Company recorded $3.1 million of interest expense on the Convertible Notes, including $2.1 million, $862,000 and $128,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $2.4 million during the three months ended March 31, 2016, which included $1.5 million, $750,000 and $111,000 from interest, amortizing debt discounts and origination costs, respectively. Interest for the three months ended March 31, 2017 was higher due to approximately $522,000 of additional interest paid in kind to note holders.

(12) 15.00% Senior Secured Notes

On March 11, 2016, the Company, as issuer, entered into an indenture with Wilmington Trust Company, as indenture trustee (the "Senior Secured Indenture"). The Senior Secured Indenture provides for the issuance of up to $30.0 million in senior secured notes (the "15% Senior Secured Notes"), of which approximately $21.2 million were issued on the Initial Closing Date with an additional $8.8 million issued on March 24, 2016. The 15% Senior Secured Notes were purchased in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, under the note purchase agreements with certain accredited investors and/or non U.S. persons, including certain members of the Company's board of directors, management and their affiliates, who purchased approximately $3.3 million of the 15% Senior Secured Notes issued on the Initial Closing Date.

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

The 15% Senior Secured Notes contain negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the 15% Senior Secured Notes, and restrictions on dividends and stock repurchases. The 15% Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company and a pledge of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15% Senior Secured Notes. Pursuant to the Participation Agreement, each Consenting Senior Note Holder agreed to enter into a Senior Note purchase agreement with PJC or its designee to sell 100% of the aggregate principal amount of the New Senior Notes that are to be issued to such Consenting Senior Note Holder at a price equal to 100% of the face amount of each New Senior Note purchased. Contemporaneously with the closing of all the transactions contemplated by the Agreements, including the closing of the Senior Note purchase agreement (the "Closing Date"), the Company agreed to pay each Consenting Senior Note Holder 5.0% of the face amount of the 15% Senior Secured Notes held by such Consenting Senior Note Holder, plus all accrued but unpaid interest under such Senior Notes through the Closing Date (the "Sale Participation Fee").

At or contemporaneously with the closing of the Transaction under the Master Transaction Agreements, the Company will cause to be issued the 8.5% Senior Notes due 2021 (the "New Senior Notes") in an aggregate amount not to exceed approximately $40.0 million pursuant to a Senior Note Indenture (the "New Senior Note Indenture") between the Company, as issuer, and the trustee to be later identified. Up to approximately $30.0 million aggregate principal amount of New Senior Notes may be issued to holders of the Existing Senior Notes, which would be PJC upon the Closing contemplated under the Exchange Participation Agreement and the Master Transaction Agreements, and PJC or its designee may acquire up to an additional $10.0 million principal amount of New Senior Notes. The New Senior Notes will be secured senior obligations of the Company and will mature four years from the date of Closing. The New Senior Notes will bear interest at a rate of 8.5% per annum, payable quarterly.

The New Senior Notes will be secured senior obligations of the Company and will mature four years from the date of Closing. The New Senior Notes will bear interest at a rate of 8.5% per annum, payable quarterly.

See Note 18 "Subsequent Events," of the accompanying financial statements for additional information.

As of March 31, 2017, the carrying value of the 15% Senior Secured Notes was $30.0 million, net of unamortized debt origination costs of $613,000, which is being amortized over the remaining life of the 15% Senior Secured Notes using the effective interest method.
During the three months ended March 31, 2017, the Company recorded approximately $1.2 million of interest expense on the 15% Senior Secured Notes, which includes $1.1 million of interest and $90,000 of amortizing debt issuance costs, compared to interest expense of $279,000 during the three months ended March 31, 2016, which included $215,000, of interest and $65,000 of amortizing debt issuance costs, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of March 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$506,672	$506,672
	$—	$—	$506,672	$506,672

The balances of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$290,200	$290,200
	$—	$—	$290,200	$290,200

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$498,400	$498,400
	$—	$—	$498,400	$498,400

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$257,085	$257,085
	$—	$—	$257,085	$257,085

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 3/31/17	Aggregate death benefit at 3/31/17	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed	$97,023	$311,557	Discounted cash flow	Discount rate	15.00%	-	18.00%
				Life expectancy evaluation	(5.7 years)
Premium financed	$409,649	$2,597,319	Discounted cash flow	Discount rate	16.00%	-	21.00%
				Life expectancy evaluation	(9.3 years)
Life settlements	$506,672	$2,908,876	Discounted cash flow	Discount rate	16.37%
				Life expectancy evaluation	(8.9 years)
White Eagle Revolving Credit Facility	$290,200	$2,896,876	Discounted cash flow	Discount rate	18.38%
				Life expectancy evaluation	(8.9 years)

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

During 2015, the SOA released new versions of the Valuation Basic Tables, the ("2015 VBT"). The 2015 VBT has a significant increase in exposure and number of claims compared to the 2008 VBT and is believed to be a better fit for the life settlement industry and is becoming more widely accepted. During the year ended December 31, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams.

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

If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$423,376	$(83,296)
-	$506,672	$—
-6	$594,453	$87,781

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At March 31,

2017, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of March 31, 2017:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	18.7%	20.9%	A1	AA-
Lincoln National Life Insurance Company	22.0%	19.4%	A1	AA-

Estimated risk premium

As of March 31, 2017, the Company owned 617 policies with an estimated fair value of $506.7 million. Of these 617 policies, 536 were previously premium financed and are valued using discount rates that range from 16.00% to 21.00%. The remaining 81 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 18.00%. As of March 31, 2017, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 16.37%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
15.87%	-0.50%	$520,072	$13,400
16.37%	—	$506,672	$—
16.87%	+0.50%	$493,824	$(12,848)

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

White Eagle Revolving Credit Facility— As of March 31, 2017, 615 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 9, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$250,498	$(39,702)
	$290,200	$—
-6	$336,371	$46,171

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of March 31, 2017 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
17.88%	-0.50%	$297,433	$7,233
18.38%	—	$290,200	$—
18.88%	+0.50%	$283,251	$(6,949)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At March 31, 2017, the fair value of the debt was $290.2 million and the outstanding principal was approximately $282.7 million.

Red Falcon Revolving Credit Facility— During the year ended December 31, 2016, the Company terminated the Red Falcon Revolving Credit Facility and repaid all outstanding principal and interest. At December 31, 2016, all policies that were pledged by Red Falcon to serve as collateral for its obligations under the Red Falcon Revolving Credit Facility were sold to White Eagle.

Prior to the Facility Termination, proceeds from the policies pledged as collateral under the Red Falcon Credit Facility were distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds were directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the loan. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds were to be paid to the lenders to repay the then outstanding principal balance, which varied depending on the then loan to value ratio as more fully described in Note 10,"Red Falcon Revolving Credit Facility." The Company had elected to account for this long-term debt using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Red Falcon Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, the Company’s estimates were not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions were the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

In accordance with ASC 815, upon receipt of shareholder approval the Company reclassified the embedded derivative to stockholders’ equity along with unamortized transaction costs proportionate to the allocation of the initial debt discount and the principal amount of the Convertible Notes. The Convertible Notes continue to be recorded at accreted value up to the par value of the Convertible Notes at maturity. See Note 11, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements. Although the Company believes its valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the three months ended March 31, 2017, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2017	$498,400
Purchase of policies	—
Change in fair value	25,540
Matured/lapsed/sold policies	(37,850)
Premiums paid	20,582
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2017	$506,672
Changes in fair value included in earnings for the period relating to assets held at March 31, 2017	$9,152

The following table provides a roll-forward in the changes in fair value for the three months ended March 31, 2017, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2017	$257,085
Draws under the White Eagle Revolving Credit Facility	21,284
Payments on White Eagle Revolving Credit Facility	—
Unrealized change in fair value	11,831
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2017	$290,200
Changes in fair value included in earnings for period relating to liabilities held at March 31, 2017	$11,831

The following table provides a roll-forward in the changes in fair value for the three months ended March 31, 2016, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2016	$461,925
Purchase of policies	1,374
Change in fair value	8,388
Matured/sold policies	(12,980)
Premiums paid	16,653
Transfers into level 3	—
Transfers out of level 3	—
Balance, March 31, 2016	$475,360
Changes in fair value included in earnings for the period relating to assets held at March 31, 2016	$103

The following table provides a roll-forward in the changes in fair value for the three months ended March 31, 2016, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2016	$169,131
Draws under the White Eagle Revolving Credit Facility	12,595
Payments on White Eagle Revolving Credit Facility	(2,509)
Unrealized change in fair value	3,094
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2016	$182,311
Changes in fair value included in earnings for the period relating to liabilities at March 31, 2016	$3,094

The following table provides a roll-forward in the changes in fair value for the three months ended March 31, 2016, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility
Balance, January 1, 2016	$55,658
Draws under the Red Falcon Revolving Credit Facility	5,086
Payments on Red Falcon Revolving Credit Facility	(4,086)
Unrealized change in fair value	1,002
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2016	$57,660
Changes in fair value included in earnings for the period relating to liabilities held at March 31, 2016	$1,002

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2017 and 2016.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, investment in affiliates, Senior Secured Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

(14) Segment Information

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. See Note 7 "Discontinued Operations" to the accompanying consolidated financial statements.

(15) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $239,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $106,000 and $104,000 for the three months ended March 31, 2017 and 2016, respectively. Future minimum lease payments for the remainder of 2017 are approximately $181,000.

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

Separation Agreement

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the "Separation Agreement") with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses. The Company recognized indemnification expenses of $0 and $178,000 during the three months ended March 31, 2017 and 2016, respectively.

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

On September 22, 2016, the Court granted summary judgment in favor of Sun Life on the entirety of the Imperial complaint and subsequently entered final judgment to end the case. After denial of its motion to alter or amend the judgment, the Company filed a notice of appeal on January 12, 2017. Sun Life filed its notice of appeal on January 24, 2017. The Company and Sun Life have requested oral argument and each continue to submit required briefs to the Eleventh Circuit Court of Appeals.

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

The Company has reserved an aggregate of 2,700,000 shares of common stock under its Omnibus Plan, of which 605,227 options to purchase shares of common stock granted to existing employees were outstanding as of March 31, 2017, and 116,871 shares of restricted stock had been granted to directors under the plan with 265,212 shares subject to vesting. There were 1,712,690 securities remaining for future issuance under the Omnibus Plan as of March 31, 2017.

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months ended March 31, 2017. As of March 31, 2017, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan. However, the Company's 15% Senior Secured Notes restrict the Company from repurchasing its common stock if the Company has less than $20 million in cash and cash equivalents.

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

On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each such

Consenting Convertible Note Holder that is a party to such Agreement regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which includes an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, a Warrant and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Agreements, and together with the Agreements, the "Transaction Documents"). The Agreements and the transactions contemplated under the Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017. As of May 15, 2017, the Company had entered into Master Transaction Agreements with holders of more than 98% of the outstanding principal amount of the Convertible Notes.

On April 7, 2017, the Company entered into a series of Amendments to the Master Transaction Agreements (the "Amendments"), which amend each Master Transaction Agreement made as of March 15, 2017, as amended to date and from time to time, by and between the Company, PJC, and the Consenting Convertible Note Holders party to each Agreement. The modifications as a result of the Amendments are specified below.

Under the Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designee (the "Investor") purchasing up to 100% of the Company’s New Senior Notes from holders pursuant to the Senior Note Purchase Agreement, (ii) PJC or the Investor purchasing $15.0 million in shares of Common Stock, pursuant to the Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investor of a warrant to purchase up to 40,000,000 shares, as amended, of Common Stock at an exercise price of $0.20 per share, as amended, for an aggregate purchase price of up to $8.0 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC and one member representing the convertible note holders.

On April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15% Senior Secured Notes due 2018 (the 15% Senior Secured Notes").

Pursuant to the Participation Agreement, on or before the date that is five business days after the Company launches the exchange offer (the "Senior Note Exchange Offer") offered to all holders of 15% Senior Secured Notes to exchange their 15% Senior Secured Notes for 8.5% Senior Notes due 2021 (the "New Senior Notes") issued under the indenture governing the New Senior Notes (the "New Senior Note Indenture"), each Consenting Senior Note Holder agreed to on or before the date that is five business days after the Company launches the Senior Note Exchange Offer (i) tender all of the 15% Senior Secured Notes it holds into the Senior Note Exchange Offer in exchange for New Senior Notes to be governed by the New Senior Note Indenture, and (ii) enter into a Senior Note purchase agreement with PJC or the Investor to sell 100% of the aggregate principal amount of the New Senior Notes that are to be issued to such Consenting Senior Note Holder at a price equal to 100% of the face amount of each New Senior Note purchased. Contemporaneously with the closing of all the transactions contemplated by the Agreements, including the closing of the Senior Note purchase agreement (the "Closing Date"), the Company agreed to pay each Consenting Senior Note Holder 5.0% of the face amount of the 15% Senior Secured Notes held by such Consenting Senior Note Holder, plus all accrued but unpaid interest under such 15% Senior Secured Notes through the Closing Date (the "Sale Participation Fee").

However, in the event the Company elects not to launch the Senior Note Exchange Offer, (i) each Consenting Senior Note Holder agreed to enter into a Senior Note purchase agreement with PJC or the Investor to sell at the closing of all the transactions contemplated by the Agreements 100% of the Senior Notes it holds at a price equal to the face amount of each 15% Senior Secured Note in lieu of participating in the Senior Note Exchange Offer and (ii) at the Closing Date, the Company agreed to pay the Sale Participation Fee to the Consenting Senior Note Holders. In such event the Company elects not to launch the Senior Note Exchange Offer, the Company has agreed to amend and restate the existing indenture governing the Senior Notes to conform in substantially identical terms to the terms of the New Senior Notes as set forth in the New Senior Note Indenture under the Agreements. To date, the Company has elected not to launch the Senior Note Exchange Offer.

See Note 18 "Subsequent Events," of the accompanying financial statements for additional information.

(17) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of approximately 0.0% for the three month period ended March 31, 2017 and in 2016, respectively. The Company’s quarterly effective income tax rates are based upon the Company’s current estimated annual rate. The Company’s annual effective income tax rate varies based upon the Company’s taxable earnings, as well as on a mix of taxable earnings in the various state and foreign jurisdictions.
Based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the three month period ended March 31, 2017, the Company does not expect that position to change and therefore is not recording any benefit.

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

(18) Subsequent Events

Amendments to Master Transaction Agreements

On April 7, 2017, the Company entered into a series of Amendments to Master Transaction Agreements (the "Amendments"), which amend each Master Transaction Agreement made as of March 15, 2017, as amended to date and from time to time (collectively, the "Agreements"), by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and the Consenting Convertible Note Holders party to each Agreement.

The purpose of the Amendments was to, among other things, modify the definitions of "Common Stock Purchase Agreement," "Convertible Note Exchange Offer," "Warrant," and "Warrant Shares" in order to (i) change the purchase price or exercise price, as applicable, of shares of the Company’s common stock being issued under such transactions (the "Common Stock") from $0.25 per share to $0.20 per share and (ii) increase the aggregate number of shares of Common Stock being issued under such transactions by 20%. Accordingly, the form of each the Common Stock Purchase Agreement and the Warrant attached as Exhibits A and E to the Agreements were deemed amended to reflect the foregoing modifications.

Additionally, the Amendments added a covenant to each Agreement in order to conform to certain provisions of the Participation Agreement, as described below.

Exchange Participation Agreement

On April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15% Senior Secured Notes due 2018 (the "15% Senior Secured Notes").

Pursuant to the Participation Agreement, on or before the date that is five business days after the Company launches the exchange offer (the "Senior Note Exchange Offer") offered to all holders of 15% Senior Secured Notes to exchange their 15% Senior Secured Notes for 8.5% Senior Notes due 2021 (the "New Senior Notes") issued under the indenture governing the New Senior Notes (the "New Senior Note Indenture"), each Consenting Senior Note Holder agreed to on or before the date that is five business days after the Company launches the Senior Note Exchange Offer (i) tender all of the 15% Senior Secured Notes it holds into the Senior Note Exchange Offer in exchange for New Senior Notes to be governed by the New Senior Note Indenture, and (ii) enter into a Senior Note purchase agreement with PJC or the Investor to sell 100% of the aggregate principal amount of the New Senior Notes that are to be issued to such Consenting Senior Note Holder at a price equal to 100% of the face amount of each New Senior Note purchased. Contemporaneously with the closing of all the transactions contemplated by the Agreements, including the closing of the Senior Note purchase agreement (the "Closing Date"), the Company agreed to pay each Consenting Senior Note Holder 5.0% of the face amount of the 15% Senior Secured Notes held by such Consenting Senior Note Holder, plus all accrued but unpaid interest under such 15% Senior Secured Notes through the Closing Date (the "Sale Participation Fee").

However, in the event the Company elects not to launch the Senior Note Exchange Offer, (i) each Consenting Senior Note Holder agreed to enter into a Senior Note purchase agreement with PJC or the Investor to sell at the closing of all the transactions contemplated by the Agreements 100% of the 15% Senior Secured Notes it holds at a price equal to the face amount of each Senior Note in lieu of participating in the Senior Note Exchange Offer and (ii) at the Closing Date, the Company agreed to pay the Sale Participation Fee to the Consenting Senior Note Holders. In such event the Company elects not to launch the Senior Note Exchange Offer, the Company has agreed to amend and restate the existing indenture governing the Senior Notes to conform in substantially identical terms to the terms of the New Senior Notes as set forth in the New Senior Note Indenture under the Agreements. To date, the Company has elected not to launch the Senior Note Exchange Offer.

Exchange Offer for Outstanding Notes and Related Consent Solicitation
On April 18, 2017, the Company launched an offer to exchange any and all of its outstanding $74.2 million 8.50% Senior Unsecured Convertible Notes due 2019 (the "Old Notes") for $74.2 million aggregate principal amount of a new series of 5.00% Senior Unsecured Convertible Notes due 2023 (the "New Unsecured Notes") and the right to subscribe (the "Rights Offering") for 500 shares of Emergent's $0.01 par value common stock at $0.20 per share for each $1,000 principal amount of Old Notes tendered up to an aggregate of 40,000,000 shares of the Issuer's common stock.

Simultaneously, the Company has commenced a solicitation of consents from the holders of the Old Notes to eliminate substantially all restrictive covenants contained in the Old Notes Indenture and the Old Notes (the "Proposed Amendments"). Holders who tender their Old Notes into the exchange offer will be deemed to have given their consents to the Proposed Amendments with respect to those tendered Old Notes.

The Old Notes and other information relating to the exchange offer and consent solicitation are set forth in the table below.

Old Notes to be Exchanged	Total Consideration*
8.5% Senior Unsecured Convertible Notes Due 2019 CUSIP 452834AE4 CUSIP 29102NAB1 (PIK notes)	For each $1,000 Principal Amount of Old Notes, $1,000 Principal Amount of New Unsecured Notes plus the right to purchase 500 shares of common stock at $0.20 per share
*Per $1,000 principal amount of Old Notes validly tendered and accepted. Accrued and unpaid interest through but excluding the date of exchange will be paid in addition to the Total Consideration in the form of additional New Unsecured Notes.

Second Senior Supplemental Indenture
On May 15, 2017, the Company as issuer, and Wilmington Trust, National Association, as trustee, entered into a supplemental indenture (the "Second Senior Supplemental Indenture"), implementing a second amendment to the Indenture dated as of March 11, 2016, as amended (the "Senior Secured Indenture") governing the Company’s outstanding 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes") following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. The Second Senior Supplemental Indenture amends the definition of "Permitted Indebtedness" to include the Bridge Note, as defined below.
Bridge Financing Loan

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC Investments, LLC (the "Bridge Note"), to provide financing to fund the Company's continued operations. The Bridge Note matures on July 3, 2017. Under the Bridge Note, the Company may request an advance of funds, and PJC shall make an advance to the Company, provided that (i) the aggregate amount of outstanding advances shall not exceed $1.5 million and (ii) the Company’s proposed budgeted use of proceeds for such advance is reasonably acceptable to PJC.

Advances under the Bridge Note bear interest at an annual rate of 15%.

The Bridge Note includes certain default provisions customary to bridge financing facilities of this type which are subject to customary grace periods, including, among others, (i) defaults related to payment failures; (ii) failure to comply with covenants; (iii) any material misrepresentation of fact made or deemed made by or on behalf of the Company; (iv) failure by the Company to comply with any of its obligations under any Master Transaction Agreement; (v) defaults in payment of any indebtedness of the Company that continues after the applicable grace or cure period; (vi) bankruptcy and related events and; (vii) change of control without the prior written consent of PJC. Default interest accrues at an annual rate of 17%.

The Bridge Note contains certain affirmative and negative covenants customary for bridge financing facilities of this type.
In consideration for the Bridge Note and pursuant to a fee letter agreement by and between the Company and PJC dated May 15, 2017 (the "Fee Agreement"), the Company agreed to pay an additional termination fee equal to $1.5 million in the event that the Company becomes obligated to pay certain termination fees pursuant to certain termination provisions under the Master Transaction Agreements.

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 617 life insurance policies, also referred to as life settlements, with a fair value of approximately $506.7 million and an aggregate death benefit of approximately $2.9 billion at March 31, 2017. The Company primarily earns income on its life insurance policies from changes in their fair value and through death benefits.

The Company has incurred substantial losses and reported negative cash flows from operating activities of $8.8 million for the three months ended March 31, 2017 and $45.6 million for the year ended December 31, 2016. As of March 31, 2017, we had approximately $18.0 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $2.1 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $15.9 million being restricted by the White Eagle Revolving Credit Facility. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Going Concern

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. Based on management’s forecast, the Company projects that it currently has available sufficient cash to continue its operations for not more than approximately six weeks from the date of filing this Form 10-Q. See "Bridge Financing Loan" below for further information. The Company has entered into certain agreements as described below during the quarter ended March 31, 2017 for the purpose of recapitalizing the Company. No assurance can be given that the Company will be successful in its efforts to recapitalize the Company.

On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each such Consenting Convertible Note Holder that is a party to such Agreement regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which includes an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, a Warrant and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Agreements, and together with the Agreements, the "Transaction Documents"). The Agreements and the transactions contemplated under the Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017. As of May 15, 2017, the Company had entered into Master Transaction Agreements with holders of more than 98% of the outstanding principal amount of the Convertible Notes.

On April 7, 2017, the Company entered into a series of Amendments to the Master Transaction Agreements (the "Amendments"), which amend each Master Transaction Agreement made as of March 15, 2017, as amended to date and from time to time, by and between the Company, PJC, and the Consenting Convertible Note Holders party to each Agreement. The modifications as a result of the Amendments are specified below.

Under the Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designee (the "Investor") purchasing up to 100% of the Company’s New Senior Notes from the Holders (as defined herein) pursuant to the Senior Note Purchase Agreement, (ii) PJC or the Investor purchasing $15.0 million in shares of Common Stock, pursuant to the Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investor of a warrant to purchase up to 40,000,000 shares, as amended, of Common Stock at an exercise price of $0.20 per share, as amended, for an aggregate purchase price of up to $8.0 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC and one member representing the convertible note holders.

Subsequent Events

Exchange Participation Agreement

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15% Senior Secured Notes due 2018 (the "15% Senior Secured Notes").

Pursuant to the Participation Agreement, on or before the date that is five business days after the Company launches the exchange offer (the "Senior Note Exchange Offer") offered to all holders of 15% Senior Secured Notes to exchange their 15% Senior Secured Notes for 8.5% Senior Notes due 2021 (the "New Senior Notes") issued under the indenture governing the New Senior Notes (the "New Senior Note Indenture"), each Consenting Senior Note Holder agreed to on or before the date that is five business days after the Company launches the Senior Note Exchange Offer (i) tender all of the 15% Senior Secured Notes it holds into the Senior Note Exchange Offer in exchange for New Senior Notes to be governed by the New Senior Note Indenture, and (ii) enter into a Senior Note purchase agreement with PJC or the Investor to sell 100% of the aggregate principal amount of the New Senior Notes that are to be issued to such Consenting Senior Note Holder at a price equal to 100% of the face amount of each New Senior Note purchased. Contemporaneously with the closing of all the transactions contemplated by the Agreements, including the closing of the Senior Note purchase agreement (the "Closing Date"), the Company agreed to pay each Consenting Senior Note Holder 5.0% of the face amount of the 15% Senior Secured Notes held by such Consenting Senior Note Holder, plus all accrued but unpaid interest under such 15% Senior Secured Notes through the Closing Date (the "Sale Participation Fee").

However, in the event the Company elects not to launch the Senior Note Exchange Offer, (i) each Consenting Senior Note Holder agreed to enter into a Senior Note purchase agreement with PJC or the Investor to sell at the closing of all the transactions contemplated by the Agreements 100% of the 15% Senior Secured Notes it holds at a price equal to the face amount of each 15% Senior Secured Note in lieu of participating in the Senior Note Exchange Offer and (ii) at the Closing Date, the Company agreed to pay the Sale Participation Fee to the Consenting Senior Note Holders. In such event the Company elects not to launch the Senior Note Exchange Offer, the Company has agreed to amend and restate the existing indenture governing the 15% Senior Secured Notes to conform in substantially identical terms to the terms of the New Senior Notes as set forth in the New Senior Note Indenture under the Agreements. To date, the Company has elected not to launch the Senior Note Exchange Offer.

The Transaction is subject to certain conditions described in this Form 10-Q, including that the Company shall have obtained the requisite approval by the Company's shareholders to the Articles Amendment and that the requisite number of holders of the Company's senior secured notes and unsecured convertible notes shall have tendered their notes in connection with the applicable exchange offer as described herein, and certain customary closing conditions, including that each of the Transaction Documents shall have been executed and delivered to the other parties thereto. The Transaction is expected to close in the second quarter of 2017, although the consummation of the Transaction is subject to multiple conditions and there can be no assurance that the Transaction will close on a timely basis or at all.

Exchange Offer for Outstanding Notes and Related Consent Solicitation

On April 18, 2017, the Company launched an offer to exchange any and all of its outstanding $74.2 million 8.50% Senior Unsecured Convertible Notes due 2019 (the "Old Notes") for $74.2 million aggregate principal amount of a new series of 5.00% Senior Unsecured Convertible Notes due 2023 (the "New Unsecured Notes") and the right to subscribe (the "Rights Offering") for 500 shares of Emergent's $0.01 par value common stock at $0.20 per share for each $1,000 principal amount of Old Notes tendered up to an aggregate of 40,000,000 shares of the Issuer's common stock.

Simultaneously, the Company has commenced a solicitation of consents from the holders of the Old Notes to eliminate substantially all restrictive covenants contained in the Old Notes Indenture and the Old Notes (the "Proposed Amendments"). Holders who tender their Old Notes into the exchange offer will be deemed to have given their consents to the Proposed Amendments with respect to those tendered Old Notes.

The Old Notes and other information relating to the exchange offer and consent solicitation are set forth in the table below.

Old Notes to be Exchanged	Total Consideration*
8.5% Senior Unsecured Convertible Notes Due 2019 CUSIP 452834AE4 CUSIP 29102NAB1 (PIK notes)	For each $1,000 Principal Amount of Old Notes, $1,000 Principal Amount of New Unsecured Notes plus the right to purchase 500 shares of common stock at $0.20 per share
*Per $1,000 principal amount of Old Notes validly tendered and accepted. Accrued and unpaid interest through but excluding the date of exchange will be paid in addition to the Total Consideration in the form of additional New Unsecured Notes.

Second Senior Supplemental Indenture
On May 15, 2017, the Company as issuer, and Wilmington Trust, National Association, as trustee, entered into a supplemental indenture (the "Second Senior Supplemental Indenture"), implementing a second amendment to the Indenture dated as of March 11, 2016, as amended (the "Senior Secured Indenture") governing the Company’s outstanding 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes") following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. The Second Senior Supplemental Indenture amends the definition of "Permitted Indebtedness" to include the Bridge Note, as defined below.
Bridge Financing Loan

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC Investments, LLC (the "Bridge Note"), to provide financing to fund the Company's continued operations. The Bridge Note matures on July 3, 2017. Under the Bridge Note, the Company may request an advance of funds, and PJC shall make an advance to the Company, provided that (i) the aggregate amount of outstanding advances shall not exceed $1.5 million and (ii) the Company’s proposed budgeted use of proceeds for such advance is reasonably acceptable to PJC.

Advances under the Bridge Note bear interest at an annual rate of 15%.

The Bridge Note includes certain default provisions customary to bridge financing facilities of this type which are subject to customary grace periods, including, among others, (i) defaults related to payment failures; (ii) failure to comply with covenants; (iii) any material misrepresentation of fact made or deemed made by or on behalf of the Company; (iv) failure by the Company to comply with any of its obligations under any Master Transaction Agreement; (v) defaults in payment of any indebtedness of the Company that continues after the applicable grace or cure period; (vi) bankruptcy and related events and; (vii) change of control without the prior written consent of PJC. Default interest accrues at an annual rate of 17%.

The Bridge Note contains certain affirmative and negative covenants customary for bridge financing facilities of this type.
In consideration for the Bridge Note and pursuant to a fee letter agreement by and between the Company and PJC dated May 15, 2017 (the "Fee Agreement"), the Company agreed to pay an additional termination fee equal to $1.5 million in the event that the Company becomes obligated to pay certain termination fees pursuant to certain termination provisions under the Master Transaction Agreements.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Our indirect subsidiary, White Eagle, is the owner of 615 of these life insurance policies with an aggregate death benefit of approximately $2.9 billion and a fair value of approximately $506.0 million at March 31, 2017. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the White Eagle Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During the three months ended March 31, 2017, four life insurance policies with face amounts totaling $37.9 million matured, resulting in a net gain of approximately $16.3 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the three months ended March 31, 2017. All policy maturities during the quarter served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $10.0 million were received during the three months ended March 31, 2017, which is on account for White Eagle awaiting distribution through the waterfall. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and may, subject to our liquidity needs, selectively deploy capital in both the secondary and tertiary life settlement markets. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2017 would be $65.5 million. White Eagle would be eligible to borrow approximately $65.4 million of this amount to pay premiums on policies secured by the White Eagle Revolving Credit Facility with approximately $91,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of March 31, 2017.

See Note 18 "Subsequent Events," of the accompanying financial statements for additional information.

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

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 13, "Fair Value Measurements" of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

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

Our provision for income taxes from continuing operations results in an annual effective tax rate of 0.0% for both 2017 and 2016, respectfully, except as noted below. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

In December of 2016, based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the second quarter of 2017 the Company does not expect that position to change and therefore is not recording any benefit.

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

Accounting Changes

Note 3, "Recent Accounting Pronouncements," of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2017, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements.

Selected Operating Data (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Period Acquisitions — Policies Owned
Number of policies acquired	—	—
Weighted average age of insured at acquisition	—	—
Weighted average life expectancy — Calculated LE (Years)	—	—
Average death benefit	—	—
Aggregate purchase price	—	—
End of Period — Policies Owned
Number of policies owned	617	626
Weighted average age of insured	82.7	81.7
Average death benefit per policy	$4,715	$4,744
Weighted average Life Expectancy — Calculated LE (Years)	8.9	9.7
Aggregate Death Benefit	$2,908,876	$2,969,670
Aggregate fair value	$506,672	$475,360
Monthly premium — average per policy	$11.4	$9.6
Period Maturities
Number of policies matured	4	6
Weighted average age of insured at maturity	82.8	84.9
Weighted average life expectancy - Calculated LE (Years)	3.5	5.5
Aggregate death benefit	$37,850	$12,980
Gains on maturity	$16,264	$8,279
Proceeds collected	$10,000	$15,480

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

Results of Continuing Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net income from continued operations for the quarter ended March 31, 2017 was $1.9 million as compared to a loss of $7.4 million for the same period last year. The following is our analysis of net income for the period.

	Three Months Ended March 31,
	2017	2016	Change	% Change
Income	$25,590	$8,454	$17,136	203%	increase
Expenses	23,706	15,899	7,807	49%	increase
Net income (loss)	$1,884	$(7,445)	$9,329	(125)%	decrease

Income from continuing operations for the three months ended March 31, 2017 was mainly comprised of a gain on maturity of four policies with a net gain of approximately $16.3 million compared to a net gain on maturity of $8.3 million of six policies for the same period in 2016.

Total expenses from continuing operations for the three months ended March 31, 2017 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $3.2 million; $3.1 million on the Convertible Notes; $1.2 million on the Senior Secured Notes and a loss in the fair value of the White Eagle Revolving Credit Facility of $11.8 million.

Total expenses from continuing operations for the three months ended March 31, 2016 was comprised of interest expense of $2.4 million on the White Eagle Revolving Credit Facility, $1.0 million on the Red Falcon Revolving Credit Facility, $2.4 million on the Convertible Notes and a loss in the fair value of the Revolving Credit Facilities of $4.1 million.

Change in fair value of life settlements (in thousands)

	Three Months Ended March 31,
	2017	2016	Change	% Change
Change in fair value of life settlements	$25,540	$8,388	$17,152	204%	increase

During the quarter ended March 31, 2017, four life insurance policies with face amounts totaling $37.9 million matured compared to six policies with face amounts of $13.0 million for the same period in 2016. The net gain of these maturities was $16.3 million and $8.3 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarters ended March 31, 2017 and 2016, respectively. Of the maturities during the quarter ended March 31, 2017, all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $10.0 million were received during the quarter ended March 31, 2017. Approximately $2.5 million in policy proceeds received during the year ended December 31, 2016 was utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the quarter ended March 31, 2017. The Company recorded a $32.9 million receivable for maturity of life settlements at March 31, 2017 relating to policies pledged to the White Eagle Revolving Credit Facility.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health decreased; therefore, shortening their life expectancies relative to the prior life expectancies.

The change in fair value was impacted due to an increase in estimated risk premium, which drives the discount rate. The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at March 31, 2017, the Company determined that the weighted average discount rate calculated based on death benefit was 16.37%, consistent with the rate at December 31, 2016 of 16.37% which is lower than the rate at March 31, 2016 which was 16.92%.

As of March 31, 2017, we owned 617 policies with an estimated fair value of $506.7 million compared to 621 policies with an estimated fair value of $498.4 million at December 31, 2016, an increase in estimated fair value of $8.3 million or 2%. Of the 617 policies, 615 policies were pledged to the White Eagle Revolving Credit Facility. During the three months ended March 31, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 19 policies for approximately $1.4 million. There were no acquisitions during the three months ended March 31, 2017. As of March 31, 2017, the aggregate death benefit of our life settlements was approximately $2.9 billion.

Of these 617 policies owned as of March 31, 2017, 536 were previously premium financed and are valued using discount rates that range from 16.00% – 21.00%. The remaining 81 policies are valued using discount rates that range from 15.00% – 18.00%.

See Note 13, "Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Three Months Ended March 31,
	2017	2016	Change	% Change
Interest expense	$7,535	$6,050	$1,485	25%	increase
Change in fair value of Revolving Credit Facilities	11,831	4,097	7,734	189%	increase
SG&A expenses	4,340	5,752	(1,412)	(25)%	decrease
Total Expense	$23,706	$15,899	$7,807	49%	increase

Interest expense (in thousands)

	Three Months Ended March 31,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$3,194	$2,423	$771	32%	increase
Red Falcon Revolving Credit Facility	—	980	(980)	(100)%	decrease
Convertible Notes	3,124	2,364	760	32%	increase
15% Senior Secured Notes	1,215	279	936	335%	increase
Other	2	4	(2)	(50)%	decrease
Total Interest Expense	$7,535	$6,050	$1,485	25%	increase

Outstanding debt for the quarter ended March 31, 2017 included $282.7 million of outstanding principal on the White Eagle Revolving Credit Facility, $74.2 million of Convertible Notes and $30.0 million of 15% Senior Secured Notes.

The Company's outstanding debt increased by $47.6 million from $339.3 million at March 31, 2016 to $386.9 million at March 31, 2017. The increase is mainly attributable to a net increase in principal of $100.5 million on the White Eagle Revolving Credit Facility, a net reduction in principal of $56.4 million on the Red Falcon Revolving Credit Facility, and a $3.5 million increase in the Convertible Notes during the three months ended March 31, 2017.
The White Eagle Revolving Credit Facility interest expense shows an increase of approximately $771,000 which is attributable to additional draws under the facility as well as an increase in the interest rate during the three months ended March 31, 2017. Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate on the last business day of the preceding calendar year. At March 31, 2017, the applicable LIBOR rate was 1.69%.
The Red Falcon Revolving Credit Facility shows a decrease of approximately $1.0 million when compared to the three months ended March 31, 2016. There was no interest expense during 2017 given the debt was fully repaid during the year ended December 31, 2016.

The Company recorded $3.1 million of interest expense on the Convertible Notes, including $2.1 million, $862,000 and $128,000 from interest, amortizing debt discounts and origination costs, during the three months ended March 31, 2017. Interest for the three months ended March 31, 2017 was higher due to approximately $522,000 of additional interest paid in kind to note holders.

During the three months ended March 31, 2016, the Company recorded approximately $2.4 million of interest expense on the Convertible Notes, including $1.5 million, $750,000 and $111,000 from interest, amortizing debt discounts and origination costs, respectively.

The Company recorded approximately $1.2 million and $279,000 of interest expense on the 15.00% Senior Secured Notes, including $1.1 million and $90,000 and $215,000 and $65,000 from interest and amortizing debt origination costs, during the three months ended March 31, 2017 and 2016.
See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," and 12, "15.00% Senior Secured Notes," to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facilities (in thousands)

	Three Months Ended March 31,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$11,831	$3,094	$8,737	282%	increase
Red Falcon Revolving Credit Facility	—	1,003	(1,003)	(100)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$11,831	$4,097	$7,734	189%	increase

At March 31, 2017, the White Eagle Revolving Credit Facility incurred a loss of approximately $11.8 million compared to $3.1 million for the same period in 2016. The losses in 2017 and 2016 are attributable to a combination of offsetting factors as discussed below.

The fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings offset by the shortening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility, a reduction in the discount rate used to value the facility, and projected early repayment given earlier than expected projected maturities during the three months ended March 31, 2017. For the three months ended March 31, 2016, the loss was attributable to a reduction in the discount rate offset by increased borrowings and the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility.

The net impact is a loss and is shown as an increase to expenses on the statement of operations for the three months ended March 31, 2017 and 2016.

The White Eagle Revolving Credit Facility is valued at March 31, 2017 using a discount rate of 18.38% compared to 19.98% for the quarter ended March 31, 2016.
Change in fair value of Revolving Credit Facilities also includes a loss of $1.0 million attributable to the Red Falcon Revolving Credit Facility for the quarter ended March 31, 2016. This facility was terminated on December 29, 2016.

See Note 13, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended March 31,
	2017	2016	Change	% Change
Personnel costs	$1,085	$1,557	$(472)	(30)%	decrease
Legal fees	995	1,818	(823)	(45)%	decrease
Professional fees	1,604	1,643	(39)	(2)%	decrease
Insurance	192	244	(52)	(21)%	decrease
Other SG&A expenses	464	490	(26)	(5)%	decrease
Total SG&A Expenses	$4,340	$5,752	$(1,412)	(25)%	decrease

The decrease in operating expenses was primarily a result of a decrease in legal expense of $823,000, a decrease in personnel costs of $472,000, a decrease in insurance costs of $52,000, a decrease in professional fees of $39,000 and a decrease in other operating expenses of $26,000.

Results of Discontinued Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	Change	% Change
Total income	$3	$3	$—	—%	decrease
Total expenses	192	71	121	170%	increase
Income (loss) before income taxes	(189)	(68)	(121)	178%	increase
Net income (loss), net of income taxes	$(189)	$(68)	$(121)	178%	increase

Net loss from our discontinued structured settlement operations for the quarter ended March 31, 2017 was $189,000 compared to a net loss of $68,000 for the same quarter in 2016. Total income from our discontinued structured settlement operations was $3,000 for the quarters ended March 31, 2017 and 2016.

Total expenses from our discontinued structured settlement operations were $192,000 for the quarter ended March 31, 2017 compared to $71,000 incurred during the same period in 2016.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our Convertible Notes and 15% Senior Secured Notes and other financing arrangements.

As of our filing date, we anticipate that we will not comply with our financial covenant under the White Eagle Revolving Credit Facility to maintain a cash interest coverage ratio of at least 2.0:1. Absent waivers or cures, non-compliance with such covenant would result in the cash flow sweep percentage being equal to one-hundred percent (100%), and even if the required LTV ratio was satisfied, the Company would not participate in any cash flow sweep. As of March 31, 2017, the cash interest coverage ratio was 1.76:1 and the loan to value ratio was 59%, as calculated using the lenders' valuation. It is possible we could obtain waivers from our debt holder.

At March 31, 2017, we had approximately $18.0 million of cash and cash equivalents and certificates of deposit of $1.0 million. Of this amount, approximately $2.1 million was available to pay premiums on two policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility and for other overhead expenses, with approximately $15.9 million restricted to the White Eagle Revolving Credit Facility. Pursuant to the Bridge financing discussion, we expect to meet our liquidity needs for approximately the next six weeks from the date of filing this Form 10-Q. Liquidity may also be obtained through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, a recapitalization of the Company, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the three months ended March 31, 2017, we paid $20.6 million in premiums to maintain our policies in force. Of this amount, approximately $20.6 million was paid by White Eagle through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, any distributions from available proceeds under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to the Company. Additionally, White Eagle may not borrow under the facility to pay interest. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. Assuming no policy maturities, as of March 31, 2017, we expect to pay $91,000 in premiums during the remainder of 2017 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility. Additionally, at March 31, 2017, we had $74.2 million and $30.0 million in aggregate principal amount of outstanding Convertible Notes and Senior Secured Notes, which accrued interest at 8.50% and 15.0%, respectively. Interest on the Convertible Notes is due semi-annually and interest on the Senior Secured Notes is due quarterly.

The Company has incurred substantial losses and negative cash flows from operating activities. The Company's current operating plan indicates that we will continue to incur losses from operations. These projections and other liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within six weeks from the date of issuance of this Form 10-Q. See "Bridge Financing Loan" for further information. As a result of these factors, as well as the continued uncertainty surrounding the timing of death benefits and our ability to raise capital, there exists substantial doubt whether we will be able to continue as a going concern.

Going Concern

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. Based on management’s forecast, the Company projects that it currently has available sufficient cash to continue its operations for not more than approximately six weeks from the date of filing this Form 10-Q. See "Bridge Financing Loan" for further information. The Company has entered into certain agreements as described below during the quarter ended March 31, 2017 for the purpose of recapitalizing the Company. No assurance can be given that the Company will be successful in its efforts to recapitalize the Company.

Issuance of Additional Convertible Notes
On February 14, 2017, the Company solicited consents (the "Consent Solicitation") to issue additional Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest due on February 15, 2017 (the "2017 Interest Payment Date") to holders of the Convertible Notes. The Company's obligation to issue the Additional Convertible Notes was subject to the satisfaction of (1) not less than 95% of the aggregate principal amount of Convertible Notes agreeing to accept Additional Convertible Notes in lieu of a cash payment of interest on the 2017 Interest Payment Date and (2) the amendment of the Senior Secured Indenture to permit the issuance of the Additional Convertible Notes. This consent is only effective for the cash payment of interest due on the 2017 Interest Payment Date and not for subsequent interest payments.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Indenture dated February 21, 2014 between the Company and U.S. Bank National Association (the "Convertible Indenture") and such Additional Convertible Notes have identical terms to existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017. The issue of the Additional Convertible Notes increase the outstanding principal to $74.2 million at March 31, 2017.

Second Senior Supplemental Indenture
On May 15, 2017, the Company as issuer, and Wilmington Trust, National Association, as trustee, entered into a supplemental indenture (the "Second Senior Supplemental Indenture"), implementing a second amendment to the Indenture dated as of March 11, 2016, as amended (the "Senior Secured Indenture") governing the Company’s outstanding 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes") following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. The Second Senior Supplemental Indenture amends the definition of "Permitted Indebtedness" to include the Bridge Note, as defined below.

Bridge Financing Loan

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC Investments, LLC (the "Bridge Note"), to provide financing to fund the Company's continued operations. The Bridge Note matures on July 3, 2017. Under the Bridge Note, the Company may request an advance of funds, and PJC shall make an advance to the Company, provided that (i) the aggregate amount of outstanding advances shall not exceed $1.5 million and (ii) the Company’s proposed budgeted use of proceeds for such advance is reasonably acceptable to PJC.

Advances under the Bridge Note bear interest at an annual rate of 15%.

The Bridge Note includes certain default provisions customary to bridge financing facilities of this type which are subject to customary grace periods, including, among others, (i) defaults related to payment failures; (ii) failure to comply with covenants; (iii) any material misrepresentation of fact made or deemed made by or on behalf of the Company; (iv) failure by the Company to comply with any of its obligations under any Master Transaction Agreement; (v) defaults in payment of any indebtedness of the Company that continues after the applicable grace or cure period; (vi) bankruptcy and related events and; (vii) change of control without the prior written consent of PJC. Default interest accrues at an annual rate of 17%.

The Bridge Note contains certain affirmative and negative covenants customary for bridge financing facilities of this type.
In consideration for the Bridge Note and pursuant to a fee letter agreement by and between the Company and PJC dated May 15, 2017 (the "Fee Agreement"), the Company agreed to pay an additional termination fee equal to $1.5 million in the event that the Company becomes obligated to pay certain termination fees pursuant to certain termination provisions under the Master Transaction Agreements.

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

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At March 31, 2017, $87.3 million was undrawn and $4.7 million was available to borrow under the White Eagle Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 9, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the notes to Consolidated Financial Statements.

At March 31, 2017, the fair value of the debt under the White Eagle Revolving Credit Facility was $290.2 million, the borrowing base was approximately $287.4 million including $282.7 million in outstanding principal. Interest calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $3.2 million was paid during the quarter ended March 31, 2017, of which $2.4 million was paid from policy proceeds and $782,000 was paid by White Eagle. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At March 31, 2017, approximately $10.0 million included in cash and cash equivalents -VIE was on account with White Eagle for distribution through the waterfall.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At March 31, 2017, LIBOR was increased to 1.69%.

8.50% Senior Unsecured Convertible Notes

At March 31, 2017, there was $74.2 million in aggregate principal amount of the Company’s 8.50% senior unsecured convertible notes due 2019 outstanding. For a description of the Convertible Notes see Note 11, "8.50% Senior Unsecured Convertible Notes," of the notes to Consolidated Financial Statements.

On February 14, 2017, the Company solicited consents (the "Consent Solicitation") to issue additional 8.50% Senior Unsecured Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest on February 15, 2017 (the "2017 Interest Payment Date") to holders of the Convertible Notes. The Company's obligation to issue the Additional Convertible Notes is subject to the satisfaction of (1) not less than 95% of the aggregate principal amount of Convertible Notes agreeing to accept Additional Convertible Notes in lieu of a cash payment of interest on the 2017 Interest Payment Date and (2) the amendment of the Senior Secured Indenture to permit the issuance of the Additional Convertible Notes. This consent is only effective for the cash payment of interest due on the 2017 Interest Payment Date and not for subsequent interest payments.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017. The issue of the Additional Convertible Notes increase the outstanding principal to $74.2 million at March 31, 2017.
On March 15, 2017, the Company entered into a series of separate Master Transaction Agreements (the "Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC") and each such Consenting Convertible Note Holder that is a party to such Agreement regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction") which includes, among other transactions, a Convertible Note Exchange Offer and a New Convertible Note Indenture providing for the issuance of New Convertible Notes to be delivered in connection with the Transaction (each as defined in the Agreements).

As part of the Transaction, on April 18, 2017 the Company launched an exchange offer to the existing holders of its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Existing Convertible Notes") for 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes"). At least 98% of the holders of the Existing Convertible Notes must tender in the exchange offer as a condition to closing the Transaction.

At or contemporaneously with the closing of the Transaction, the Company will cause to be issued the New Convertible Notes in an aggregate amount not to exceed approximately $75.0 million, pursuant to a Convertible Note Indenture between the Company and U.S. Bank National Association, as trustee (the "New Convertible Indenture").

The New Convertible Notes will be unsecured senior obligations of the Company and will mature six years from the Closing. The New Convertible Notes will bear interest at a rate of 5.0% per annum from the issue date, payable semi-annually.

15.00% Senior Secured Notes

At March 31, 2017, there was $30.0 million in aggregate principal amount of the Company’s 15% Senior Secured Notes due 2018 outstanding. For a description of the Secured Notes, see Note 12, "15% Senior Secured Notes," of the notes to Consolidated Financial Statements.

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15% Senior Secured Notes. Pursuant to the Participation Agreement, each Consenting Senior Note Holder agreed to enter into a Senior Note purchase agreement with PJC or its designee to sell 100% of the aggregate principal amount of the New Senior Notes that are to be issued to such Consenting Senior Note Holder at a price equal to 100% of the face amount of each New Senior Note purchased. Contemporaneously with the closing of all the transactions contemplated by the Agreements, including the closing of the Senior Note purchase agreement (the "Closing Date"), the Company agreed to pay each Consenting Senior Note Holder 5.0% of the face amount of the 15% Senior Notes held by such Consenting Senior Note Holder, plus all accrued but unpaid interest under such 15% Senior Secured Notes through the Closing Date (the "Sale Participation Fee").

At or contemporaneously with the closing of the Transaction under the Master Transaction Agreements, the Company will cause to be issued the 8.5% Senior Notes due 2021 (the "New Senior Notes") in an aggregate amount not to exceed approximately $40.0 million pursuant to a Senior Note Indenture (the "New Senior Note Indenture") between the Company, as issuer, and the trustee to be later identified. Up to approximately $30.0 million aggregate principal amount of New Senior Notes may be issued to holders of the 15% Senior Secured Notes, which would be PJC upon the Closing contemplated under the Exchange Participation Agreement and the Master Transaction Agreements, and PJC or its designee may acquire up to an additional $10.0 million principal amount of New Senior Notes. The New Senior Notes will be secured senior obligations of the Company and will mature four years from the date of Closing. The New Senior Notes will bear interest at a rate of 8.5% per annum, payable quarterly.

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

During the quarter ended March 31, 2017, the Company sold no shares of common stock under this prospectus supplement.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(8,819)	$(11,479)
Investing activities	(5,557)	(1,209)
Financing activities	21,081	40,243
Increase in cash and cash equivalents	$6,705	$27,555

Operating Activities

During the three months ended March 31, 2017, operating activities used cash of $8.8 million. Our net income of $1.7 million was adjusted for the following: amortization of discount and deferred cost for the Convertible Notes of $1.0 million, change in fair value of life settlement gain of $25.5 million that is mainly attributable to maturities of four policies; change in fair value of the White Eagle Revolving Credit Facility loss of $11.8 million that is mainly attributable to increased borrowings offset by the shortening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight decrease in the discount rate; interest paid in kind on the Convertible Notes of $3.5 million; and a net negative change in the components of operating assets and liabilities of $1.7 million. This $1.7 million change in operating assets and liabilities is partially attributable to a $1.5 million decrease in interest payable for the Convertible Notes, a $1.5 million increase in prepaid and other assets, and a $1.4 million increase in accounts payable and accrued expenses.

During the three months ended March 31, 2016, operating activities used cash of $11.5 million. Our net loss of $7.5 million was adjusted for: change in fair value of life settlement gains of $8.4 million that is mainly attributable to the maturities of six policies; change in fair value of the Revolving Credit Facilities loss of $4.1 million that is mainly attributable to a reduction in the discount rate used to value the facility, offset by increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility, and a net negative change in the components of operating assets and liabilities of $882,000. This $882,000 change in operating assets and liabilities is partially attributable to a

$291,000 decrease in accounts payable and accrued expenses; a $1.5 million decrease in interest payable for the Convertible Notes; and a $1.4 million increase in other liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $5.6 million and includes proceeds of $10.0 million from the maturity of life settlements; and redemption proceeds of $5.0 million from certificates of deposit. This was offset by $20.6 million for premiums paid on life settlements.

Net cash used in investing activities for the three months ended March 31, 2016 was $1.2 million and includes proceeds of $15.5 million from the maturity of life settlements. This was offset by $16.7 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $21.1 million and includes $21.1 million of borrowings from the White Eagle Revolving Credit Facility.

Net cash provided by financing activities for the three months ended March 31, 2016 was $40.2 million and includes $30.0 million of proceeds from the 15% Senior Secured Notes, $12.4 million of borrowings from the White Eagle Revolving Credit Facility and $5.1 million of borrowings from the Red Falcon Revolving Credit Facility. These were offset by $2.5 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $4.1 million in repayment of borrowings under the Red Falcon Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At March 31, 2017, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of March 31, 2017, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of March 31, 2017:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	18.7%	20.9%	A1	AA-
Lincoln National Life Insurance Company	22.0%	19.4%	A1	AA-

Interest Rate Risk

At March 31, 2017, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At March 31, 2017, the applicable LIBOR rate was 1.69%.

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

As of March 31, 2017, we owned life settlements with a fair value of $506.7 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the applicable White Eagle Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the three months ended March 31, 2017, see "Litigation" under Note 15, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

In addition to our risk factors disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2016, investors should also consider the following additional risk factors.

We may not be successful in negotiating and consummating a strategic transaction.

Our Board of Directors has formed a special committee whose mandate is to review and consider strategic alternatives and to make recommendations to the full Board of Directors. A financial advisory firm has been retained to explore our available strategic alternatives to obtain the capital required to fund our future operations or otherwise enhance shareholder value, including possible mergers and business combinations, a sale of part or all of our assets and/or equity and debt financings. Although we are actively pursuing our strategic alternatives, there is no assurance that we will be able to successfully negotiate and consummate a transaction on a timely basis, or at all. Further, our expenses may exceed our current plans and expectations, which could require us to complete a transaction or wind-down our operations sooner than anticipated. If we are unable to successfully complete a strategic transaction or otherwise secure additional capital on a timely basis, we may be required to cease our operations altogether.

We will require, and may not be able to obtain, substantial additional financial resources in order to carry out our planned activities and to continue as a going concern beyond the first quarter of 2017.

As of March 31, 2017, we had cash and cash equivalents of $18.0 million with approximately $15.9 million restricted to the White Eagle Revolving Credit Facility. Our existing cash resources are not sufficient to meet our operating plan beyond the first quarter of 2017, and we may not be able to continue as a going concern. As a result, we need to secure significant additional capital to continue to fund our operations beyond the first quarter of 2017. Moreover, our expenses may exceed our current plans and expectations, which would require us to secure additional capital or wind-down our operations sooner than anticipated. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to complete a strategic transaction or otherwise raise funds to satisfy our capital needs on a timely basis and control our operating costs, there can be no assurance that we will be able to continue to operate our business beyond the first quarter of 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Default Upon Senior Securities

The Company did not make an interest payment of $1.1 million, due March 15, 2017, on the 15% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. The Company paid the cash interest payment of $1.1 million to the holders of the 15% Senior Secured Notes on March 20, 2017, which was within a five day payment period provided for in the Indenture relating to such notes.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

None

Item 6.        Exhibits

See the Exhibit Index following the Signatures page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emergent Capital, Inc.

/s/ Miriam Martinez	Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date May 15, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith
4.1	First Supplemental Indenture, dated as of March 9, 2017, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	8-K	4.1	3/17/2017
4.2	First Supplemental Indenture, dated as of March 13, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association	8-K	4.2	3/17/2017
4.3	Form of Indenture between Emergent Capital, Inc. and U.S. Bank National Association, as Trustee.	SC TO	(b)(1)	4/18/2017
4.4	Form of 5.00% Senior Unsecured Convertible Note Due 2023 to be issued by Emergent Capital, Inc.	SC TO	(b)(2)	4/18/2017
10.1†	Second Amended and Restated Securities Account Control and Custodian Agreement, dated January 31, 2017, among White Eagle Asset Portfolio, LP, as borrower, Wilmington Trust, National Association, as securities intermediary and custodian, and CLMG Corp, as the administrative agent.	10-K	10.19	3/21/2017
10.2
Master Transaction Agreement, dated as of March 15, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and the consenting holders of the Company's 8.50% Senior Unsecured Convertible Notes Due 2019 party thereto.

		SC TO	(d)(1)	4/18/2017
10.3	Exchange Participation Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc. and the consenting holders of the Company’s 15.0% Senior Secured Notes Due 2018 party thereto.				*
10.4
Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and the consenting holders of the Company's 8.50% Senior Unsecured Convertible Notes Due 2019 party thereto.

		SC TO	(d)(2)	4/18/2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	Interactive Data Files				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†
Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.

*	Filed herewith.

**	Furnished herewith.