Form 10-Q
period 2017-06-30
EMERGENT CAPITAL, INC.
filed 2017-08-14
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2017, the Registrant had 152,147,118 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED June 30, 2017

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

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$623	$2,246
Cash and cash equivalents (VIE Note 4)	22,042	9,072
Certificates of deposit	1,006	6,025
Prepaid expenses and other assets	4,525	1,112
Deposits - other	1,377	1,347
Life settlements, at estimated fair value	736	680
Life settlements, at estimated fair value (VIE Note 4)	525,546	497,720
Receivable for maturity of life settlements (VIE Note 4)	21,911	5,000
Fixed assets, net	185	232
Investment in affiliates	2,384	2,384
Total assets	$580,335	$525,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$6,214	$2,590
Accounts payable and accrued expenses (VIE Note 4)	718	593
Other liabilities	227	359
Interest payable - Promissory Notes	11	—
Promissory Notes (Note 13)	1,892	—
Interest payable - Convertible Notes (Note 11)	2,382	2,272
Convertible Notes, net of discount and deferred debt costs (Note 11)	66,061	60,535
Interest payable - Senior Secured Notes (Note 12)	200	213
Senior Secured Notes, net of discount and deferred debt costs (Note 12)	29,482	29,297
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4)	304,874	257,085
Total liabilities	412,061	352,944
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock (par value $0.01 per share, 80,000,000 authorized at June 30, 2017 and December 31, 2016; 29,021,844 issued and 28,413,844 outstanding as of June 30, 2017 and December 31, 2016	290	290
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of June 30, 2017 and December 31, 2016)	—	—
Treasury Stock, net of cost (608,000 shares as of June 30, 2017 and December 31, 2016)	(2,534)	(2,534)
Additional paid-in-capital	307,860	307,647
Accumulated deficit	(137,342)	(132,529)
Total stockholders’ equity	168,274	172,874
Total liabilities and stockholders’ equity	$580,335	$525,818
 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 8 & 14)	$3,382	$(15,813)	$28,922	$(7,425)
Other income	79	27	129	93
Total income	3,461	(15,786)	29,051	(7,332)
Expenses
Interest expense	8,163	7,385	15,698	13,435
Change in fair value of Revolving Credit Facilities (Notes 9, 10 & 14)	(1,785)	(19,667)	10,046	(15,570)
Personnel costs	1,049	2,274	2,133	3,830
Legal fees	657	1,710	1,652	3,528
Professional fees	1,204	1,568	2,807	3,211
Insurance	198	194	390	438
Other selling, general and administrative expenses	449	525	913	1,017
Total expenses	9,935	(6,011)	33,639	9,889
Income (loss) from continuing operations before income taxes	(6,474)	(9,775)	(4,588)	(17,221)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	$(6,474)	$(9,775)	$(4,588)	$(17,221)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(35)	(127)	(225)	(194)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	(35)	(127)	(225)	(194)
Net income (loss)	$(6,509)	$(9,902)	$(4,813)	$(17,415)
Basic and diluted income (loss) per share:
Continuing operations	$(0.23)	$(0.36)	$(0.16)	$(0.63)
Discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income (loss)	$(0.23)	$(0.36)	$(0.17)	$(0.64)
Weighted average shares outstanding:
Basic and Diluted	28,169,414	27,491,768	28,159,080	27,486,508
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2017

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2017	29,021,844	$290	(608,000)	$(2,534)	$307,647	$(132,529)	$172,874
Net loss	—	—	—	—	—	(4,813)	(4,813)
Stock-based compensation	—		—	—	264	—	264
ATM stock issuance costs	—	—	—	—	(51)	—	(51)
Balance, June 30, 2017	29,021,844	$290	(608,000)	$(2,534)	$307,860	$(137,342)	$168,274
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(4,813)	$(17,415)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	52	52
Amortization of discount and deferred costs for Convertible Notes	2,048	1,758
Amortization of discount and deferred costs for 15.0% Senior Secured Notes	184	176
Stock-based compensation expense	264	128
Finance cost and fees withheld by borrower	441	420
Interest Paid in Kind on Senior Unsecured Convertible Notes	3,477	—
Change in fair value of life settlements	(28,922)	7,425
Change in fair value of Revolving Credit Facilities	10,046	(15,570)
Interest income	(12)	(23)
Change in assets and liabilities:
Deposits - other	(30)	(210)
Prepaid expenses and other assets	(3,473)	(461)
Accounts payable and accrued expenses	3,749	186
Other liabilities	(115)	65
Interest payable - Convertible Notes	111	—
Interest payable - 15.0% Senior Secured Notes	(13)	200
Interest payable - 15.0% Promissory Note	11	—
Net cash used in operating activities	(16,995)	(23,269)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	—	(7)
Certificate of deposit	5,025	(5,000)
Purchase of life settlements	—	(1,390)
Premiums paid on life settlements	(42,033)	(34,336)
Proceeds from maturity of life settlements	26,173	20,980
Net cash used in investing activities	(10,835)	(19,753)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	42,959	25,238
Repayment of borrowings under White Eagle Revolving Credit Facility	(5,656)	(7,952)
Borrowings under Red Falcon Revolving Credit Facility	—	8,533
Repayment of borrowings under Red Falcon Revolving Credit Facility	—	(8,014)
Proceeds from 15.0% Senior Secured Notes	—	30,000
Payment under finance lease obligations	(18)	(17)
Borrowings under 15.0% Promissory Note	1,892	—
15.0% Senior Secured Notes deferred cost	—	(1,051)
Net cash provided by financing activities	39,177	46,737
Net increase in cash and cash equivalents	11,347	3,715
Cash and cash equivalents, at beginning of the period	11,318	20,341
Cash and cash equivalents, at end of the period	$22,665	$24,056
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$9,813	$11,294
Interest Paid in Kind on Senior Unsecured Convertible Notes	$3,477	$—
Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender	$441	$420
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, converted into Imperial Holdings, Inc. on February 3, 2011, in connection with its initial public offering. Effective September 1, 2015, the Company changed its name to Emergent Capital, Inc. (with its subsidiary companies, the "Company" or "Emergent Capital").

Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 614 life insurance policies, also referred to as life settlements, with a fair value of $526.3 million and an aggregate death benefit of approximately $2.9 billion at June 30, 2017. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 612 of these policies, with an aggregate death benefit of approximately $2.9 billion and a fair value of approximately $525.5 million at June 30, 2017 are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At June 30, 2017, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $736,000 were not pledged as collateral under the White Eagle Revolving Credit Facility.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facilities, as detailed herein. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 612 policies, with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $525.5 million at June 30, 2017.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for future periods or for the year ended December 31, 2017. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Going Concern and Management's Plan

The Company has incurred substantial losses and reported negative cash flows from operating activities of $17.0 million for the six month period ended June 30, 2017 and $45.6 million for the year ended December 31, 2016. As of June 30, 2017, we had approximately $22.7 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $623,000 is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $22.0 million being restricted by the White Eagle Revolving Credit Facility.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. During the six months ended June 30, 2017, the Company entered into certain agreements for the purpose of recapitalizing the Company, and subsequent to the quarter end, on July 28, 2017 and August 11, 2017, the Company consummated a series of recapitalization transactions, as described below. In considering the cash received from the recapitalization and management's projections for receipts of death benefits from policy maturities, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs in excess of twelve months. Additionally, if we do not receive the projected death benefits as forecasted, the Company projects that it will have available sufficient cash to continue its operations for at least the next twelve months from the date of filing this Form 10-Q.

On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Master Transaction Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each Consenting Convertible Note Holder that is a party to one or more Master Transaction Agreements ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which included an Amendment to the Company’s Articles of Incorporation (the "Articles Amendment") to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, Warrants and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements, and together with the Master Transaction Agreements, the "Transaction Documents"). The Master Transaction Agreements and the transactions contemplated under the Master Transaction Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

On April 7, 2017, the Company entered into a series of amendments to the Master Transaction Agreements (the "MTA Amendments"), which amended each Master Transaction Agreement made as of March 15, 2017, as amended to date and from time to time, by and between the Company, PJC and the Consenting Convertible Note Holders party to each Agreement. The modifications as a result of the MTA Amendments are specified below.

On June 19, 2017, the Company entered into a series of amendments to the Master Transaction Agreements, as amended (the "Additional MTA Amendments"), which amended each Master Transaction Agreement made as of March 15, 2017 and May 12, 2017. The purpose of the Additional MTA Amendments was to modify the definition of "Investor" and amend the form of warrant attached as Exhibit E to the Master Transaction Agreements (the "Warrant") to, among other things, contemplate vesting of the Warrant to holders on a pro rata basis. The Additional MTA Amendments also extended the period by which Consenting Convertible Note Holders must tender into the Convertible Note Exchange Offer.

Under the Master Transaction Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designees (the "Investors") purchasing up to 100% of the Company’s Senior Secured Notes from the Consenting Senior Note Holders (as defined herein) pursuant to a Senior Note Purchase Agreement, (ii) PJC or the Investors purchasing $15.0 million in shares of Common Stock, pursuant to a Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investors of warrants to purchase up to 42,500,000 shares of Common Stock at an exercise price of $0.20 per share for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC or the Investors and one member representing the Consenting Convertible Note Holders.

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes").

On April 18, 2017, the Company launched an exchange offer to the existing holders of its outstanding 8.50% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes") for 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes").

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC (the "Bridge Note"), to provide financing to fund the Company's continued operations with a maturity date of July 3, 2017. The Bridge Note was amended on June 28, 2017 (the "Amended and Restated Bridge Note"), to (i) increase the principal amount under the Bridge Note to $3.3 million and (ii) extend the maturity date from July 3, 2017 to the earlier of (a) July 28, 2017 or (b) the date on which the Master Transaction Agreements are consummated. Approximately $1.9 million was drawn on the Amended and Restated Bridge Note during the three months and six months ended June 30, 2017. All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the consummation of the recapitalization transactions, as described below.

As of June 30, 2017, the Company has incurred approximately $3.3 million in costs related to the recapitalization transactions. These costs have been deferred and included in prepaid and other assets on the consolidated balance sheet.

Subsequent Events
Master Transaction Agreements
On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.
Common Stock Purchase Agreement
In connection with the Transaction Closing, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PJC, certain investors jointly designated by PJC and Triax Capital Advisors LLC, a New York limited liability company ("Triax"), to be party to the Stock Purchase Agreement (collectively, the "Common Stock Investors"), and certain Convertible Note Holders that were a party to the Stock Purchase Agreement (collectively, the "Convertible Note Holder Purchasers," and together with PJC and the Common Stock Investors, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company issued and sold to the Purchasers 115,000,000 shares (the "Stock Purchase Agreement Shares") of the Company’s common stock, $0.01 par value (the "Common Stock"), at a price of $0.20 per share for an aggregate purchase price of $23.0 million, of which PJC and the Common Stock Investors purchased 75,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $15.0 million and the Convertible Note Holder Purchasers, pursuant to the previously announced rights offering which expired on July 26, 2017, purchased 40,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $8.0 million, of which PJC purchased 19,320,038 shares in connection with the exercise of rights assigned to it by certain Convertible Note Holder Purchasers. The Stock Purchase Agreement contained customary representations, warranties, and covenants.

Common Stock Purchase Warrants

In connection with the Transaction Closing, the Company issued Common Stock Purchase Warrants (the "Warrants") to certain investors jointly designated by PJC and Triax (collectively, the "Warrant Investors") to purchase up to an aggregate of 42,500,000 shares of the Common Stock at an exercise price of $0.20 per share (the "Warrant Shares").

The Warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the Warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of Convertible Notes (as defined below) and New Convertible Notes (as defined below) outstanding upon the Transaction Closing into shares of Common Stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The Warrants have an eight year term. The number of Warrant Shares is subject to anti-dilution adjustment provisions.

Convertible Note Exchange Offer

On July 26, 2017, the Company’s offer to exchange its outstanding $74.2 million aggregate principal amount of 8.50% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes") for its 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes") expired (the "Convertible Note Exchange Offer"). At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer.

Second Supplemental Indenture for Convertible Notes

In connection with the Transaction Closing, the Company entered into a supplemental indenture (the "Supplemental Indenture") to that certain Indenture dated February 21, 2014 between the Company and U.S. Bank National Association, as indenture trustee (as amended and supplemented or otherwise modified from time to time, the " Convertible Notes Indenture") governing the Convertible Notes. The purpose of the Supplemental Indenture was to eliminate substantially all of the restrictive covenants, eliminate certain events of default, eliminate the covenant restricting mergers and consolidations and modify certain provisions relating to defeasance contained in the Convertible Notes Indenture and the Convertible Notes (collectively, the "Proposed Amendments") promptly after the receipt of the requisite consents for the Proposed Amendments.

New Convertible Note Indenture and New Convertible Notes

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to an Indenture (the "New Convertible Note Indenture") between the Company and U.S. Bank National Association, as indenture trustee. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provides, among other things, that the New Convertible Notes are unsecured, senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

Senior Secured Note Purchase Agreement

In connection with the Transaction Closing, PJC, certain investors jointly designated by PJC and Triax (the "Note Purchase Investors") and holders (the "Senior Secured Note Holders") representing 100% of the aggregate outstanding principal amount of the Company’s 15.0% Senior Secured Notes entered into a Note Purchase Agreement (the "Note Purchase Agreement"). Pursuant to the Note Purchase Agreement, the Note Purchase Investors purchased 100% of the 15.0% Senior Secured Notes held by each Senior Secured Note Holder for an aggregate purchase price equal to the face amount of such purchased 15.0% Senior Secured Notes. The Note Purchase Agreement contained customary representations, warranties, and covenants.

In connection with the Transaction Closing, the Company paid each Senior Secured Note Holder 5% of the face amount of the 15.0% Senior Secured Notes held by such Senior Secured Note Holder as of immediately prior to the Transaction Closing, plus all accrued but unpaid interest of such 15.0% Senior Secured Notes through the date of the Transaction Closing, pursuant to that certain Exchange Participation Agreement dated April 7, 2017 among the Company and Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the 15.0% Senior Secured Notes.

New Senior Secured Note Indenture and New Senior Secured Notes

In connection with the Transaction Closing, the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Secured Note Trustee") entered into an Amended and Restated Senior Secured Note Indenture (the "New Senior Secured Indenture") to amend and restate the Indenture dated as of March 11, 2016 (as amended and supplemented or otherwise modified from time to time, the "Senior Secured Indenture") between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. Pursuant to the terms of the New Senior Secured Indenture, the Company caused the cancellation of all outstanding 15.0% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "New Senior Secured Notes") in an aggregate amount of $30.0 million. The New Senior Secured Indenture provides, among other things, that the New Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The New Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

Special Dividend Note

In connection with the Transaction Closing, Lamington Road Designated Activity Company, an Irish section 110 company and an indirect subsidiary of the Company ("Lamington"), issued a promissory note to Markley Asset Portfolio, LLC, a Delaware limited liability company and an indirect subsidiary of the Company ("Markley"), in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle to satisfy the Profit Participation Note issued by Markley to Lamington (the "Special Dividend Note"). Management is currently evaluating the extent to which U.S. cash taxes will result from the transaction. The Special Dividend Note matures on July 28, 2027. Advances under the Special Dividend Note bear interest at an annual rate of 5.0%. The transaction will be eliminated in consolidation.

Securities Purchase Agreement

On August 11, 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s New Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of New Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of New Senior Secured Notes.

See Note 19 "Subsequent Events," of the accompanying financial statements for additional information.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business for $12.0 million. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of June 30, 2017 and December 31, 2016, and the related consolidated statements of operations for the three months and six months ended June 30, 2017 and 2016, and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 7, "Discontinued Operations," for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern." The standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this guidance during the six months ended June 30, 2017. Management has performed a going concern analysis of the Company's liquidity needs and the appropriate disclosures have been incorporated in the accompanying consolidated financial statements for the six months ended June 30, 2017.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of June 30, 2017, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
June 30, 2017	$569,499	$305,592	$2,384	$2,384
December 31, 2016	511,792	257,678	2,384	$2,384

As of June 30, 2017, 612 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $525.5 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016.

(5) Earnings Per Share

As of June 30, 2017 and 2016, there were 29,021,844 and 28,393,535 shares of common stock issued, respectively, and 28,413,844 and 27,785,535 shares of common stock outstanding, respectively. Outstanding shares as of June 30, 2017 and 2016 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months and six months ended June 30, 2017 and 2016 (in thousands except share and per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017(1)	2016(2)	2017(1)	2016(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(6,474)	$(9,775)	$(4,588)	$(17,221)
Net income (loss) from discontinued operations	(35)	(127)	(225)	(194)
Net income (loss)	$(6,509)	$(9,902)	$(4,813)	$(17,415)
Basic and diluted income (loss) per common share:
Basic and diluted income (loss) from continuing operations	$(0.23)	$(0.36)	$(0.16)	$(0.63)
Basic and diluted income (loss) from discontinued operations	—	—	(0.01)	(0.01)
Basic and diluted income (loss) per share available to common shareholders	$(0.23)	$(0.36)	$(0.17)	$(0.64)
Denominator:
Basic and Diluted	28,169,414	27,491,768	28,159,080	27,486,508

(1)
The computation of diluted EPS does not include 200,000 shares of restricted stock, 605,227 options, 6,240,521 warrants, and up to 11,266,011 shares of underlying common stock issuable upon conversion of the Convertible Notes, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 265,212 shares of restricted stock, 763,594 options, 6,240,521 warrants, and up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes, as the effect of their inclusion would have been anti-dilutive.

(6) Stock-based Compensation

On June 27, 2017, the shareholders of the Company voted to amend, and the Company amended, the Amended and Restated 2010 Omnibus Incentive Plan (as amended, the "Omnibus Plan"). Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee of the Company's board of directors. The Omnibus Plan provides for an aggregate of 12,600,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan.

Options

As of December 31, 2016, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months and six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, options to purchase 605,227 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $8.66 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the six months ended June 30, 2017:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2017	763,594	$8.52	2.47	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(158,367)	$8.00	—
Options expired	—	—	—
Options outstanding, June 30, 2017	605,227	$8.66	1.89	$—
Exercisable at June 30, 2017	605,227	$8.66	1.89
Unvested at June 30, 2017	—	—	—	$—

As of June 30, 2017, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred additional stock-based compensation expense of approximately $125,000 and $68,000 relating to restricted stock granted to its board of directors and certain employees during the three months ended June 30, 2017 and 2016, respectively, and approximately $264,000 and $128,000 during the six months ended June 30, 2017 and 2016, respectively.

Under the Omnibus Plan, 41,259 shares of restricted stock granted to the Company’s directors during 2015 vested during the year ended December 31, 2016. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $0 and $43,000 related to these 41,259 shares of restricted stock during the three months ended June 30, 2017 and 2016, respectively, and $0 and $103,000 during the six months ended June 30, 2017 and 2016, respectively.

During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense of approximately $47,000 and $19,000 related to these 65,212 shares of restricted stock during the three months and six months ended June 30, 2017 and 2016, respectively and $106,000 and $19,000 during the six months ended June 30, 2017 and 2016, respectively.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $79,000 and $6,000, related to these 200,000 shares of restricted stock during the three months and six months ended June 30, 2017 and 2016, respectively and $158,000 and $6,000 during the six months ended June 30, 2017 and 2016, respectively.

The following table presents the activity of the Company’s unvested shares of restricted stock for the six months ended June 30, 2017:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2017	265,212
Granted	—
Vested	(65,212)
Forfeited	—
Outstanding June 30, 2017	200,000

The aggregate intrinsic value of the awards of 200,000 shares is $60,000 and the remaining weighted average life of these awards is one year as of June 30, 2017.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares was contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. Given that the Company's financial performance goal was not achieved the remaining performance shares have been forfeited during the year ended December 31, 2016. At June 30, 2016, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the three months and six months ended June 30, 2016.

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At June 30, 2017, all 4,240,521 warrants remained outstanding.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total income	$30	$3	$33	$6
Total expenses	65	130	258	200
Income (loss) before income taxes	(35)	(127)	(225)	(194)
Income tax benefit	—	—	$—	—
Net income (loss) from discontinued operations, net of income taxes	$(35)	$(127)	$(225)	$(194)

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

As of June 30, 2017 and December 31, 2016, the Company owned 614 and 621 policies, respectively, with an aggregate estimated fair value of life settlements of $526.3 million and $498.4 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at June 30, 2017 was 8.7 years. The following table describes the Company’s life settlements as of June 30, 2017 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	4	$16,471	$19,945
1 - 2	16	40,216	57,093
2 - 3	18	33,859	65,124
3 - 4	34	57,812	146,711
4 - 5	44	54,809	177,795
Thereafter	498	323,115	2,437,232
Total	614	$526,282	$2,903,900
*Based on remaining life expectancy at June 30, 2017, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 14, "Fair Value Measurements" of the accompanying consolidated financial statements.

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

*Based on remaining life expectancy at December 31, 2016, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 14, "Fair Value Measurements" of the accompanying consolidated financial statements.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of June 30, 2017, are as follows (in thousands):

Remainder of 2017	$42,298
2018	86,546
2019	93,774
2020	97,355
2021	97,578
Thereafter	875,726
$1,293,277

The amount of $1.29 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

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

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 612 life insurance policies with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $525.5 million are pledged as collateral under the White Eagle Revolving Credit

Facility at June 30, 2017. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At June 30, 2017, $70.9 million was undrawn and $5.0 million was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.

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

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of June 30, 2017, the cash interest coverage ratio was 2.17:1 and the loan to value ratio was 59%, as calculated using the lenders' valuation. It should be noted that although the Company met the required threshold at quarter end, the threshold was not met for all days during the quarter. As a result, the Company will not participate in the waterfall distribution scheduled during July 2017.

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $30.0 million Senior Secured Notes due September 14, 2018 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and the $74.2 million Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 11, "8.50% Senior Unsecured Convertible Notes", Note 12, "15.0% Senior Secured Notes", and Note 13, "15.0% Promissory Note" to the accompanying consolidated financial statements.

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

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the three months and six months ended June 30, 2017, approximately $10.0 million and $12.5 million, respectively, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Clause	Amount		Use of Proceeds
First:	$85	144	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	13	23	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	4,282	6,694	Administrative Agent - Accrued and Unpaid Interest
Sixth:	5,656	5,656	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	—	—	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved - $0
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	—	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$10,036	$12,517

Approximately $2.5 million of the amount distributed during the six months ended June 30, 2017 was from maturity proceeds collected during the year ended December 31, 2016.

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed through the waterfall as shown above (in thousands):

Face value collected in 2016 and distributed during the six months ended June 30, 2017	2,480
Face value collected in prior quarter and distributed in current quarter	$10,000
Face value collected in current quarter	16,180
Other collections*	106
Total waterfall collection	$28,766
Less: Total waterfall distribution during the six months ended June 30, 2017	(12,517)
Total to be distributed subsequent to the quarter ended June 30, 2017	$16,249
*Includes refund of premiums and interest earned on maturity proceeds

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the three months and six months ended June 30, 2017 and 2016, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Amount drawn for premium payments	$21,490	$12,573	$42,249	$24,754
Amount drawn in fees to service providers	626	420	1,150	833
Total amount drawn	$22,116	$12,993	$43,399	$25,587

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 30, 2016, the LIBOR floor increased from 1.5% to 1.69%. The effective rate at June 30, 2017 and 2016 was 6.19% and 6.00%, respectively.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Effective with the White Eagle Amendment on November 9, 2015, interest for the applicable margin of 4.50% is no longer withheld from borrowings by the lender. Total interest expense on the facility during the three months and six months ended June 30, 2017 and 2016 paid through the waterfall distribution from maturity proceeds or paid directly by White Eagle was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest paid through waterfall	$4,282	$2,794	$6,694	$5,216
Interest paid by White Eagle	—	—	782	—
Total interest expense	$4,282	$2,794	$7,476	$5,216

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 on any day during the quarter does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of June 30, 2017, the cash interest coverage ratio was 2.17:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

At June 30, 2017, the fair value of the outstanding debt was $304.9 million and the borrowing base was approximately $304.2 million, which includes $299.1 million of outstanding principal. Approximately $5.0 million was available to borrow under the White Eagle Revolving Credit Facility.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At June 30, 2017, approximately $16.2 million included in restricted cash was on account with White Eagle awaiting distribution through the waterfall.

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
General & Security. The Red Falcon Revolving Credit Facility provided for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of June 30, 2017, all life insurance policies previously owned by Red Falcon and pledged as collateral under the Red Falcon Revolving Credit Facility were sold to White Eagle, an affiliate of the Company. See Note 9, "White Eagle Revolving Credit Facility," to the accompanying consolidated financial statements for further information regarding the Company's portfolio subsequent to the Red Falcon Revolving Credit Facility termination.
Borrowing Base & Availability. Revolving credit borrowings were permitted for a five-year period with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility was subject to a borrowing base, which at any time was equal to the lesser of (A) the sum of all of the following amounts that were funded or were to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that were not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and which were to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110.0 million. All outstanding principal and interest was repaid in connection with the Facility Termination as of June 30, 2017.
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
Interest expense on the facility was $939,000 and $1.9 million for the three and six months ended June 30, 2016, respectively.
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
At June 30, 2017, there was no outstanding principal and interest as the Red Falcon Facility had been fully repaid on December 29, 2016.

(11) 8.50% Senior Unsecured Convertible Notes

In February 2014, the Company issued $70.7 million in an aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the "Convertible Notes"). The Convertible Notes were issued pursuant to an indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee (the "Convertible Notes Indenture"). Two members of the Company's Board of Directors, Messrs. Dakos and Goldstein, are affiliated with Bulldog Investors, LLC, who purchased $9.2 million of the Convertible Notes.

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

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of the requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to the existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017. The issue of the Additional Convertible Notes increased the outstanding principal amount of the Convertible Notes to $74.2 million at June 30, 2017.

On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (the "Master Transaction Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC") and each such Consenting Convertible Note Holder that is a party to such Master Transaction Agreement ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction") which includes, among other transactions, a Convertible Note Exchange Offer and a New Convertible Note Indenture providing for the issuance of New Convertible Notes to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements).

As part of the Transaction, on April 18, 2017, the Company launched an exchange offer to the existing holders of its outstanding Convertible Notes for 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes"). At least 98% of the holders of the Convertible Notes must tender in the exchange offer as a condition to closing the Transaction.

As of June 30, 2017, the carrying value of the Convertible Notes was $66.1 million, net of unamortized debt discounts and origination costs of $7.1 million and $1.1 million, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.

During the three months ended June 30, 2017, the Company recorded $2.6 million of interest expense on the Convertible Notes, including $1.6 million, $922,000 and $137,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $2.4 million during the three months ended June 30, 2016, which included $1.5 million, $782,000 and $116,000 from interest, amortizing debt discounts and origination costs, respectively.

During the six months ended June 30, 2017, the Company recorded $5.8 million of interest expense on the Convertible Notes, including $3.7 million, $1.8 million and $264,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $4.8 million during the six months ended June 30, 2016, which included $3.0 million, $1.5 million and $227,000 from interest, amortizing debt discounts and origination costs, respectively. Interest for the six months ended June 30, 2017 was higher due to approximately $522,000 of additional interest paid in kind to note holders.

Subsequent Events

Master Transaction Agreements
On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.

Convertible Note Exchange Offer

On July 26, 2017, the Company’s offer to exchange its Convertible Notes for its New Convertible Notes expired (the "Convertible Note Exchange Offer"). At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer.

Supplemental Indenture for Convertible Notes

In connection with the Transaction Closing, the Company entered into a supplemental indenture (the "Supplemental Indenture") to that certain Indenture dated February 21, 2014 between the Company and U.S. Bank, National Association, as indenture trustee (as amended and supplemented or otherwise modified from time to time, the "Convertible Notes Indenture") governing the Convertible Notes. The purpose of the Supplemental Indenture was to eliminate substantially all of the restrictive covenants, eliminate certain events of default, eliminate the covenant restricting mergers and consolidations and modify certain provisions relating to defeasance contained in the Convertible Notes Indenture and the Convertible Notes (collectively, the "Proposed Amendments") promptly after the receipt of the requisite consents for the Proposed Amendments.

New Convertible Note Indenture and New Convertible Notes

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to an Indenture (the "New Convertible Note Indenture") between the Company and U.S. Bank, National Association, as indenture trustee. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provides, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

Holders of New Convertible Notes may convert their New Convertible Notes at their option on any day prior to the close of business on the second scheduled trading day immediately preceding February 15, 2023. Upon conversion, the Company will deliver shares of Common Stock, together with any cash payment for any fractional share of Common Stock. The initial conversion rate for the New Convertible Notes will be (x) 500 shares of Common Stock per $1,000 principal amount of New Convertible Notes (for New Convertible Notes denominated in $1,000 increments) and (y) 0.5 shares of Common Stock per $1.00 principal amount of New Convertible Notes (for New Convertible Notes denominated in $1.00 increments). The conversion rate will be subject to adjustment in certain circumstances.

The Company may redeem, in whole but not in part, the New Convertible Notes at a redemption price of 100% of the principal amount of the New Convertible Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, if and only if the last reported sale price of the Common Stock equals or exceeds 120% of the conversion price for at least 15 trading days in any period of 30 consecutive trading days. The Company may, at its election, pay or deliver as the case may be, to all Holders of the New Convertible Notes, either (a) solely cash, (b) solely shares of Common Stock, or (c) a combination of cash and shares of Common Stock.

The New Convertible Note Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Convertible Note Indenture; defaults or failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Convertible Note Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Convertible Notes then outstanding may declare all unpaid principal plus accrued interest on the New Convertible Notes immediately due and payable, subject to certain conditions set forth in the New Convertible Note Indenture. In addition, holders of the New Convertible Notes may require the Company to repurchase the New Convertible Notes upon the occurrence of certain designated events at a repurchase price of 100% of the principal amount of the New Convertible Notes, plus accrued and unpaid interest.

See Note 19 "Subsequent Events," of the accompanying financial statements for additional information.

(12) 15.0% Senior Secured Notes

On March 11, 2016, the Company, as issuer, entered into an indenture (the "Senior Secured Indenture") with Wilmington Trust, National Association as indenture trustee (the "Senior Secured Note Trustee"). The Senior Secured Indenture provides for the issuance of up to $30.0 million in senior secured notes (the "15.0% Senior Secured Notes"), of which approximately $21.2 million were issued on the Initial Closing Date with an additional $8.8 million issued on March 24, 2016. The 15.0% Senior Secured Notes were purchased in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, under the note purchase agreements with certain accredited investors and/or non U.S. persons, including certain members of the Company's board of directors, management and their affiliates, who purchased approximately $3.3 million of the 15.0% Senior Secured Notes issued on the Initial Closing Date.

During the six months ended June 30, 2017, the Company entered into three supplemental indentures with the Senior Secured Note Trustee as follows:

On February 21, 2017, the first supplemental indenture amended and restated the Senior Secured Indenture to: (i) amend the definition of "Permitted Indebtedness" to include all Additional Convertible Notes issued by the Company after February 14, 2017, in lieu of a cash payment of interest due to the holders of the Convertible Notes, and (ii) add Section 4.07(e) to restrict the Company from increasing the interest rate payable on the Convertible Notes.

On May 15, 2017, the second supplemental indenture amended and restated the Senior Secured Indenture to amend the definition of "Permitted Indebtedness" to include the Bridge Note in the original principal amount of $1.5 million, made by the Company in favor of PJC Investments, LLC.

On June 28, 2017, the third supplemental indenture amended and restated the Senior Secured Indenture to: (i) modify the definition of "Permitted Indebtedness" to include the increased principal amount of $3.3 million pursuant to the Amended and Restated Bridge Note and (ii) amend the definition of "Payment Date," so that beginning with and including July 14, 2017, the interest payment date occurs monthly, as opposed to quarterly.

Interest on the 15.0% Senior Secured Notes accrues at 15.0% per annum payable monthly and all 15.0% Senior Secured Notes will mature on September 14, 2018 (the "Maturity Date"). The 15.0% Senior Secured Notes may be optionally redeemed in full at any time and must be redeemed in full upon additional issuances of debt by Emergent Capital, Inc., in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the 15.0% Senior Secured Notes redeemed up to the date of redemption, and (ii) the present value, as of the date of redemption of all remaining interest payments to the Maturity Date using a discount rate equal to the yield to maturity at the time of computation on the US treasury security with a constant maturity most nearly equal to the period from the redemption date to the Maturity Date plus 50 basis points. Upon a change of control, the Company will be required to make an offer to holders of the Senior Secured Notes to repurchase the Senior Secured Notes at a price equal to 107.5% of their principal amount.

The 15.0% Senior Secured Notes contain negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the 15.0% Senior Secured Notes, and restrictions on dividends and stock repurchases. The 15.0% Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company and a pledge of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15.0% Senior Secured Notes. Pursuant to the Participation Agreement, each Consenting Senior Note Holder agreed to enter into a Senior Note purchase agreement with PJC or its designee to sell 100% of the aggregate principal amount of the New Senior Notes that are to be issued to such Consenting Senior Note Holder at a price equal to 100% of the face amount of each New Senior Note purchased. In connection with the closing of all the transactions contemplated by the Master Transaction Agreements, including the closing of the Senior Note purchase agreement (the "Closing Date"), the Company agreed to pay each Consenting Senior Note Holder 5.0% of the face amount of the 15.0% Senior Secured Notes held by such Consenting Senior Note Holder, plus all accrued but unpaid interest under such 15.0% Senior Secured Notes through the Closing Date (the "Sale Participation Fee").

On June 15, 2017, the Company did not make an interest payment of $1.2 million (the "Interest Payment") due June 15, 2017 (the "Interest Payment Date") on the Company’s 15.0% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. On June 21, 2017, the Company, the Consenting Senior Note Holders and the Senior Secured Note Trustee, entered into a Consent and Forbearance Agreement (the "Forbearance Agreement") relating to Senior Secured Indenture between the Company and the Senior Secured Note Trustee. Pursuant to the Forbearance Agreement, the Consenting Senior Note Holders agreed to: (i) extend the Interest Payment that would otherwise be due and payable on the Interest Payment Date to June 30, 2017 and (ii) forbear from exercising their rights and remedies against the Company solely with respect to a certain event of default under the Senior Secured Indenture (the "Specified Default") during the period commencing on June 15, 2017 and ending on the date that is the earlier of (a) July 1, 2017 and (b) the date on which any other breach of any Transaction Documents (as defined in the Senior Secured Indenture) by the Company occurs (the "Termination Date"); provided that if the Company made the Interest Payment in full in accordance with the Senior Secured Indenture prior to the Termination Date, the Specified Default shall be waived. On June 29, 2017, the Company made the Interest Payment in full and the Specified Default was deemed waived.

As of June 30, 2017, the carrying value of the 15.0% Senior Secured Notes was $29.5 million, net of unamortized debt origination costs of $518,000, which is being amortized over the remaining life of the 15.0% Senior Secured Notes using the effective interest method.
During the three months ended June 30, 2017, the Company recorded approximately $1.2 million of interest expense on the 15.0% Senior Secured Notes, which includes $1.1 million of interest and $95,000 of amortizing debt issuance costs, compared to interest expense of $1.2 million during the three months ended June 30, 2016, which included $1.1 million of interest and $111,000 of amortizing debt issuance costs, respectively.
During the six months ended June 30, 2017, the Company recorded approximately $2.4 million of interest expense on the 15.0% Senior Secured Notes, which includes $2.3 million of interest and $184,000 of amortizing debt issuance costs, compared to interest expense of $1.5 million during the six months ended June 30, 2016, which included $1.4 million, of interest and $176,000 of amortizing debt issuance costs, respectively.

Subsequent Events

Master Transaction Agreements

On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.

Senior Secured Note Purchase Agreement

In connection with the Transaction Closing, PJC, certain investors jointly designated by PJC and Triax (the "Note Purchase Investors") and holders (the "Senior Secured Note Holders") representing 100% of the aggregate outstanding principal amount of the Company’s 15.0% Senior Secured Notes entered into a Note Purchase Agreement (the "Note Purchase Agreement"). Pursuant to the Note Purchase Agreement, the Note Purchase Investors purchased 100% of the 15.0% Senior Secured Notes held by each Senior Secured Note Holder for an aggregate purchase price equal to the face amount of such purchased 15.0% Senior Secured Notes. The Note Purchase Agreement contained customary representations, warranties, and covenants.

In connection with the Transaction Closing, the Company paid each Senior Secured Note Holder 5% of the face amount of the 15.0% Senior Secured Notes held by such Senior Secured Note Holder as of immediately prior to the Transaction Closing, plus all accrued but unpaid interest of such 15.0% Senior Secured Notes through the date of the Transaction Closing, pursuant to that certain Exchange Participation Agreement dated April 7, 2017 among the Company and Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the 15.0% Senior Secured Notes.

New Senior Secured Note Indenture and New Senior Secured Notes

In connection with the Transaction Closing, the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Secured Note Trustee") entered into an Amended and Restated Senior Secured Note Indenture (the "New Senior Secured Indenture") to amend and restate the Indenture dated as of March 11, 2016 (as amended and supplemented or otherwise modified from time to time, the "Senior Secured Indenture") between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. Pursuant to the terms of the New Senior Secured Indenture, the Company caused the cancellation of all outstanding 15.0% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "New Senior Secured Notes") in an aggregate amount of $30.0 million. The New Senior Secured Indenture provides, among other things, that the New Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The New Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

The New Senior Secured Indenture provides that the New Senior Secured Notes may be optionally redeemed in full by the Company at any time and must be redeemed in full upon additional issuances of debt by the Company in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the New Senior Secured Notes redeemed up to the date of redemption, and (ii) the Applicable Premium, if any, as defined in the New Senior Secured Indenture. Upon a change of control, the Company will be required to make an offer to holders of the New Senior Secured Notes to repurchase the New Senior Secured Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest up to the date of redemption.

The New Senior Secured Indenture contains negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the New Senior Secured Notes, and restrictions on dividends and stock repurchases, among other things. The New Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company, and pledges of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

The New Senior Secured Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Senior Secured Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Senior Secured Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Senior Secured Notes then outstanding may declare the principal of and accrued but unpaid interest, plus a premium, if any, on all the New Senior Secured Notes immediately due and payable, subject to certain conditions set forth in the New Senior Secured Indenture.

Securities Purchase Agreement

On August 11, 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s New Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of New Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of New Senior Secured Notes.

See Note 19 "Subsequent Events," of the accompanying financial statements for additional information.

(13) 15.0% Promissory Note

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC Investments, LLC (the "Bridge Note"), to provide financing to fund the Company's continued operations with a maturity date of July 3, 2017.

The Bridge Note was amended on June 28, 2017 (the "Amended and Restated Bridge Note") to (i) increase the principal amount under the Bridge Note to $3.3 million and (ii) extend the maturity date from July 3, 2017 to the earlier of (a) July 28, 2017 or (b) the date on which the Master Transaction Agreements are consummated.

Under the Amended and Restated Bridge Note, the Company may request an advance of funds, and PJC shall make an advance to the Company, provided that (i) the aggregate amount of outstanding advances shall not exceed $3.3 million and (ii) the Company’s proposed budgeted use of proceeds for such advance is reasonably acceptable to PJC.

Advances under the Amended and Restated Bridge Note bear interest at an annual rate of 15.0%.

The Amended and Restated Bridge Note includes certain default provisions customary to bridge financing facilities of this type which are subject to customary grace periods, including, among others, (i) defaults related to payment failures; (ii) failure to comply with covenants; (iii) any material misrepresentation of fact made or deemed made by or on behalf of the Company; (iv) failure by the Company to comply with any of its obligations under any Master Transaction Agreement; (v) defaults in payment of any indebtedness of the Company that continues after the applicable grace or cure period; (vi) bankruptcy and related events and; (vii) change of control without the prior written consent of PJC. Default interest accrues at an annual rate of 17.0%.

The Amended and Restated Bridge Note contains certain affirmative and negative covenants customary for bridge financing facilities of this type.

In consideration for the Amended and Restated Bridge Note and pursuant to a fee letter agreement by and between the Company and PJC dated May 15, 2017 (the "Fee Agreement"), the Company agreed to pay an additional termination fee equal to $1.5 million in the event that the Company becomes obligated to pay certain termination fees pursuant to certain termination provisions under the Master Transaction Agreements.

The Company drew approximately $1.9 million on the Amended and Restated Bridge Note and recorded interest expense of approximately $11,000 during the three months and six months ended June 30, 2017.

Subsequent Event
All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the consummation of the Transaction Closing.

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of June 30, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$526,282	$526,282
	$—	$—	$526,282	$526,282

The balances of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$304,874	$304,874
	$—	$—	$304,874	$304,874

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$498,400	$498,400
	$—	$—	$498,400	$498,400

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$257,085	$257,085
	$—	$—	$257,085	$257,085

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 6/30/17	Aggregate death benefit at 6/30/17	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed	$99,003	$307,758	Discounted cash flow	Discount rate	15.00%	-	18.00%
				Life expectancy evaluation	(5.5 years)
Premium financed	$427,279	$2,596,141	Discounted cash flow	Discount rate	16.00%	-	21.50%
				Life expectancy evaluation	(9.0 years)
Life settlements	$526,282	$2,903,899	Discounted cash flow	Discount rate	16.39%
				Life expectancy evaluation	(8.7 years)
White Eagle Revolving Credit Facility	$304,874	$2,891,899	Discounted cash flow	Discount rate	18.31%
				Life expectancy evaluation	(8.7 years)

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

If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$441,232	$(85,050)
-	$526,282	$—
-6	$615,255	$88,973

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

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At June 30, 2017, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of June 30, 2017:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	18.4%	20.9%	A1	AA-
Lincoln National Life Insurance Company	21.9%	19.3%	A1	AA-

Estimated risk premium

As of June 30, 2017, the Company owned 614 policies with an estimated fair value of $526.3 million. Of these 614 policies, 535 were previously premium financed and are valued using discount rates that range from 16.00% to 21.50%. The remaining 79 policies, which are non-premium financed, are valued using discount rates that range from 15.00% to 18.00%. As of June 30, 2017, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 16.39%.

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

Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
15.89%	-0.50%	$539,740	$13,458
16.39%	—	$526,282	$—
16.89%	+0.50%	$513,366	$(12,916)

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

White Eagle Revolving Credit Facility— As of June 30, 2017, 612 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 9, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$262,635	$(42,239)
	$304,874	$—
-6	$354,520	$49,646

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of June 30, 2017 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
17.81%	-0.50%	$312,239	$7,365
18.31%	—	$304,874	$—
18.81%	+0.50%	$297,794	$(7,080)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At June 30, 2017, the fair value of the debt was $304.9 million and the outstanding principal was approximately $299.1 million.

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

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2017, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2017	$498,400
Purchase of policies	—
Change in fair value	28,922
Matured/lapsed/sold policies	(43,073)
Premiums paid	42,033
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2017	$526,282
Changes in fair value included in earnings for the period relating to assets held at June 30, 2017	$9,730

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2017, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2017	$257,085
Draws under the White Eagle Revolving Credit Facility	43,399
Payments on White Eagle Revolving Credit Facility	(5,656)
Unrealized change in fair value	10,046
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2017	$304,874
Changes in fair value included in earnings for period relating to liabilities held at June 30, 2017	$10,046

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2016, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2016	$461,925
Purchase of policies	16
Retained death benefits acquisitions	1,374
Change in fair value	(7,425)
Matured/sold policies	(17,180)
Premiums paid	34,336
Transfers into level 3	—
Transfers out of level 3	—
Balance, June 30, 2016	$473,046
Changes in fair value included in earnings for the period relating to assets held at June 30, 2016	$(18,182)

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2016, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2016	$169,131
Draws under the White Eagle Revolving Credit Facility	25,587
Payments on White Eagle Revolving Credit Facility	(7,952)
Unrealized change in fair value	(14,405)
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2016	$172,361
Changes in fair value included in earnings for the period relating to liabilities at June 30, 2016	$(14,405)

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2016, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility
Balance, January 1, 2016	$55,658
Draws under the Red Falcon Revolving Credit Facility	8,603
Payments on Red Falcon Revolving Credit Facility	(8,014)
Unrealized change in fair value	(1,165)
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2016	$55,082
Changes in fair value included in earnings for the period relating to liabilities held at June 30, 2016	$(1,165)

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2017 and 2016.

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

(16) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $239,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $106,000 and $103,000 for the three months ended June 30, 2017 and 2016, respectively. Future minimum lease payments for the remainder of 2017 are approximately $121,000.

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

Separation Agreement

On April 26, 2012, the Company entered into a Separation Agreement and General Release of Claims (the "Separation Agreement") with its former chief operating officer, Jonathan Neuman. The Separation Agreement obligates the Company to indemnify Mr. Neuman for his legal expenses. The Company recognized indemnification expenses of $0 and $251,000 during the three months ended June 30, 2017 and 2016, respectively.

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

On September 22, 2016, the Court granted summary judgment in favor of Sun Life on the entirety of the Imperial complaint and subsequently entered final judgment to end the case. After denial of its motion to alter or amend the judgment, the Company filed a notice of appeal on January 12, 2017. Sun Life filed its notice of appeal on January 24, 2017. The Company and Sun Life have requested oral argument after their respective briefs have been filed with the Eleventh Circuit Court of Appeals.

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

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, of which 605,227 options to purchase shares of common stock granted to existing employees were outstanding as of June 30, 2017, and 116,871 shares of restricted stock had been granted to directors under the plan with 265,212 shares subject to vesting. There were 11,612,690 securities remaining for future issuance under the Omnibus Plan as of June 30, 2017.

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program has a two-year expiration date, and authorizes the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months ended June 30, 2017. As of June 30, 2017, the Company may purchase up to approximately $7.5 million of additional common stock or Convertible Notes under its board authorized plan. However, the Company's 15.0% Senior Secured Notes restrict the Company from repurchasing its common stock if the Company has less than $20 million in cash and cash equivalents.

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

On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Master Transaction Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each Consenting Convertible Note Holder that is a party to one or more Master Transaction Agreements ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which included an Amendment to the Company’s Articles of Incorporation (the "Articles Amendment") to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, Warrants and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements, and together with the Master Transaction Agreements, the "Transaction Documents"). The Master Transaction Agreements and the transactions contemplated under the Master Transaction Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

Subsequent Events
Master Transaction Agreements
On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.
Common Stock Purchase Agreement
In connection with the Transaction Closing, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PJC, certain investors jointly designated by PJC and Triax Capital Advisors LLC, a New York limited liability company ("Triax"), to be party to the Stock Purchase Agreement (collectively, the "Common

Stock Investors"), and certain Convertible Note Holders that were a party to the Stock Purchase Agreement (collectively, the "Convertible Note Holder Purchasers," and together with PJC and the Common Stock Investors, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company issued and sold to the Purchasers 115,000,000 shares (the "Stock Purchase Agreement Shares") of the Company’s common stock, $0.01 par value (the "Common Stock"), at a price of $0.20 per share for an aggregate purchase price of $23.0 million, of which PJC and the Common Stock Investors purchased 75,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $15.0 million and the Convertible Note Holder Purchasers, pursuant to the previously announced rights offering which expired on July 26, 2017, purchased 40,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $8.0 million, of which PJC purchased 19,320,038 shares in connection with the exercise of rights assigned to it by certain Convertible Note Holder Purchasers. The Stock Purchase Agreement contained customary representations, warranties, and covenants.

Common Stock Purchase Warrants

In connection with the Transaction Closing, the Company issued Common Stock Purchase Warrants (the "Warrants") to certain investors jointly designated by PJC and Triax (collectively, the "Warrant Investors") to purchase up to an aggregate of 42,500,000 shares of the Common Stock at an exercise price of $0.20 per share (the "Warrant Shares").

The Warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the Warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of Convertible Notes (as defined below) and New Convertible Notes (as defined below) outstanding upon the Transaction Closing into shares of Common Stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The Warrants have an eight year term. The number of Warrant Shares is subject to anti-dilution adjustment provisions.

Articles Amendment

Effective on July 17, 2017, the Company filed an Articles of Amendment to Articles of Incorporation (the "Articles Amendment") to increase the authorized Common Stock from 80,000,000 shares to 415,000,000 shares. As previously disclosed, the Articles Amendment was approved by the Company’s shareholders at the Company’s 2017 Annual Meeting. The adoption of the Articles Amendment results in a greater number of shares of Common Stock available for issuance.

Changes in Control of Registrant

As a result of the consummation of the Master Transaction Agreements, on the date of the Transaction Closing, a change in control of the Company occurred. PJC and Triax, together with certain of their affiliates, acquired beneficial ownership of approximately 38.9% of the outstanding Common Stock, based on their aggregate acquisition of 39,320,038 shares of Common Stock and warrants to purchase 27,150,000 shares of Common Stock. Other investors designated by PJC and Triax acquired beneficial ownership of approximately 43.6% of the outstanding Common Stock, based on their aggregate acquisition of 55,000,000 shares of Common Stock and warrants to purchase 13,350,000 shares of Common Stock. Additionally, PJC and Triax designated two of seven directors to the Company’s Board, two other investors designated a third new director and a fourth new director, and a fifth new director was designated by a holder of New Convertible Notes, collectively resulting in a change in the majority of the Company’s Board.

Securities Purchase Agreement

On August 11, 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s New Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of New Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of New Senior Secured Notes.

See Note 19 "Subsequent Events," of the accompanying financial statements for additional information.

(18) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of approximately 0.0% for the six month period ended June 30, 2017 and in 2016, respectively. The Company’s quarterly effective income tax rates are based upon the Company’s current estimated annual rate. The Company’s annual effective income tax rate varies based upon the Company’s taxable earnings, as well as on a mix of taxable earnings in the various state and foreign jurisdictions.
Based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the six month period ended June 30, 2017, the Company does not expect that position to change and therefore is not recording any benefit.

The Company and its subsidiary companies are subject to U.S. federal income tax, as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

Subsequent Event

Special Dividend Note

Effective July 28, 2017, Lamington Road Limited, an Irish section 110 limited company and an indirect subsidiary of the Company ("Lamington"), issued a promissory note to Markley Asset Portfolio, LLC, a Delaware limited liability company and an indirect subsidiary of the Company ("Markley"), in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington Road (the "Special Dividend Note"). Management is currently evaluating the extent to which U.S. cash taxes will result from the transaction. The Special Dividend Note matures on July 28, 2027. Advances under the Special Dividend Note bear interest at an annual rate of 5.0%. The transaction will be eliminated in consolidation.

(19) Subsequent Events
Master Transaction Agreements
On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.
Common Stock Purchase Agreement
In connection with the Transaction Closing, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PJC, certain investors jointly designated by PJC and Triax Capital Advisors LLC, a New York limited liability company ("Triax"), to be party to the Stock Purchase Agreement (collectively, the "Common Stock Investors"), and certain Convertible Note Holders that were a party to the Stock Purchase Agreement (collectively, the "Convertible Note Holder Purchasers," and together with PJC and the Common Stock Investors, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company issued and sold to the Purchasers 115,000,000 shares (the "Stock Purchase Agreement Shares") of the Company’s common stock, $0.01 par value (the "Common Stock"), at a price of $0.20 per share for an aggregate purchase price of $23.0 million, of which PJC and the Common Stock Investors purchased 75,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $15.0 million and the Convertible Note Holder Purchasers, pursuant to the previously announced rights offering which expired on July 26, 2017, purchased 40,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $8.0 million, of which PJC purchased 19,320,038 shares in connection with the exercise of rights assigned to it by certain Convertible Note Holder Purchasers. The Stock Purchase Agreement contained customary representations, warranties, and covenants.

Common Stock Purchase Warrants

In connection with the Transaction Closing, the Company issued Common Stock Purchase Warrants (the "Warrants") to certain investors jointly designated by PJC and Triax (collectively, the "Warrant Investors") to purchase up to an aggregate of 42,500,000 shares of the Common Stock at an exercise price of $0.20 per share (the "Warrant Shares").

The Warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the Warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of Convertible Notes (as defined below) and New Convertible Notes (as defined below) outstanding upon the Transaction Closing into shares of Common Stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The Warrants have an eight year term. The number of Warrant Shares is subject to anti-dilution adjustment provisions.

Convertible Note Exchange Offer

On July 26, 2017, the Company’s offer to exchange its outstanding $74.2 million aggregate principal amount of 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes") for its 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes") expired (the "Convertible Note Exchange Offer"). At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer.

Second Supplemental Indenture for Convertible Notes

In connection with the Transaction Closing, the Company entered into a supplemental indenture (the "Supplemental Indenture") to that certain Indenture dated February 21, 2014 between the Company and U.S. Bank, National Association, as indenture trustee (as amended and supplemented or otherwise modified from time to time, the "Convertible Notes Indenture") governing the Convertible Notes. The purpose of the Supplemental Indenture was to eliminate substantially all of the restrictive covenants, eliminate certain events of default, eliminate the covenant restricting mergers and consolidations and modify certain provisions relating to defeasance contained in the Convertible Notes Indenture and the Convertible Notes (collectively, the "Proposed Amendments") promptly after the receipt of the requisite consents for the Proposed Amendments.

New Convertible Note Indenture and New Convertible Notes

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to an Indenture (the "New Convertible Note Indenture") between the Company and U.S. Bank, National Association, as indenture trustee. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provides, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

Holders of New Convertible Notes may convert their New Convertible Notes at their option on any day prior to the close of business on the second scheduled trading day immediately preceding February 15, 2023. Upon conversion, the Company will deliver shares of Common Stock, together with any cash payment for any fractional share of Common Stock. The initial conversion rate for the New Convertible Notes will be (x) 500 shares of Common Stock per $1,000 principal amount of New Convertible Notes (for New Convertible Notes denominated in $1,000 increments) and (y) 0.5 shares of Common Stock per $1.00 principal amount of New Convertible Notes (for New Convertible Notes denominated in $1.00 increments). The conversion rate will be subject to adjustment in certain circumstances.

The Company may redeem, in whole but not in part, the New Convertible Notes at a redemption price of 100% of the principal amount of the New Convertible Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, if and only if the last reported sale price of the Common Stock equals or exceeds 120% of the conversion price for at least 15 trading days in any period of 30 consecutive trading days. The Company may, at its election, pay or deliver as the case may be, to all Holders of the New Convertible Notes, either (a) solely cash, (b) solely shares of Common Stock, or (c) a combination of cash and shares of Common Stock.

The New Convertible Note Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Convertible Note Indenture; defaults or failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Convertible Note Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Convertible Notes then outstanding may declare all unpaid principal plus accrued interest on the New Convertible Notes immediately due and payable, subject to certain conditions set forth in the New Convertible Note Indenture. In addition, holders of the New Convertible Notes may require the Company to repurchase the New Convertible Notes upon the occurrence of certain designated events at a repurchase price of 100% of the principal amount of the New Convertible Notes, plus accrued and unpaid interest.

Senior Secured Note Purchase Agreement

In connection with the Transaction Closing, PJC, certain investors jointly designated by PJC and Triax (the “Note Purchase Investors”) and holders (the "Senior Secured Note Holders") representing 100% of the aggregate outstanding principal amount of the Company’s 15.0% Senior Secured Notes entered into a Note Purchase Agreement (the "Note Purchase Agreement"). Pursuant to the Note Purchase Agreement, the Note Purchase Investors purchased 100% of the 15.0% Senior Secured Notes held by each Senior Secured Note Holder for an aggregate purchase price equal to the face amount of such purchased 15.0% Senior Secured Notes. The Note Purchase Agreement contained customary representations, warranties, and covenants.

In connection with the Transaction Closing, the Company paid each Senior Secured Note Holder 5% of the face amount of the 15.0% Senior Secured Notes held by such Senior Secured Note Holder as of immediately prior to the Transaction Closing, plus all accrued but unpaid interest of such 15.0% Senior Secured Notes through the date of the Transaction Closing, pursuant to that certain Exchange Participation Agreement dated April 7, 2017 among the Company and Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the 15.0% Senior Secured Notes.

New Senior Secured Note Indenture and New Senior Secured Notes

In connection with the Transaction Closing, the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Secured Note Trustee") entered into an Amended and Restated Senior Secured Note Indenture (the "New Senior Secured Indenture") to amend and restate the Indenture dated as of March 11, 2016 (as amended and supplemented or otherwise modified from time to time, the "Senior Secured Indenture") between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. Pursuant to the terms of the New Senior Secured Indenture, the Company caused the cancellation of all outstanding 15.0% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "New Senior Secured Notes") in an aggregate amount of $30.0 million. The New Senior Secured Indenture provides, among other things, that the New Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The New Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

The New Senior Secured Indenture provides that the New Senior Secured Notes may be optionally redeemed in full by the Company at any time and must be redeemed in full upon additional issuances of debt by the Company in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the New Senior Secured Notes redeemed up to the date of redemption, and (ii) the Applicable Premium, if any, as defined in the New Senior Secured Indenture. Upon a change of control, the Company will be required to make an offer to holders of the New Senior Secured Notes to repurchase the New Senior Secured Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest up to the date of redemption.

The New Senior Secured Indenture contains negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the New Senior Secured Notes, and restrictions on dividends and stock repurchases, among other things. The New Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company, and pledges of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

The New Senior Secured Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Senior Secured Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Senior Secured Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Senior Secured Notes then outstanding may declare the principal of and accrued but unpaid interest, plus a premium, if any, on all the New Senior Secured Notes immediately due and payable, subject to certain conditions set forth in the New Senior Secured Indenture.

Special Dividend Note

In connection with the Transaction Closing, Lamington Road Designated Activity Company, an Irish section 110 company and an indirect subsidiary of the Company ("Lamington"), issued a promissory note to Markley Asset Portfolio, LLC, a Delaware limited liability company and an indirect subsidiary of the Company ("Markley), in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington (the "Special Dividend Note"). Management is currently evaluating the extent to which U.S. cash taxes will result from the transaction. The Special Dividend Note matures on July 28, 2027. Advances under the Special Dividend Note bear interest at an annual rate of 5.0%. The transaction will be eliminated in consolidation.

Registration Rights Agreement

In connection with the Transaction Closing, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Common Stock Investors, the Warrant Investors, the Convertible Note Holder Purchasers and each such holder of the Company’s New Convertible Notes that is a party to the Registration Rights Agreement (the "New Convertible Note Holders"). Pursuant to the Registration Rights Agreement, the Company is required to register the resale of the Stock Purchase Agreement Shares , Warrant Shares, the New Convertible Notes and the shares of Common Stock issued or issuable upon conversion of the New Convertible Notes in accordance with the terms of the New Convertible Notes Indenture (collectively, the "Registrable Securities"). Under the Registration Rights Agreement, the Company will be required to prepare and file a shelf registration statement with the Securities and Exchange Commission (the "SEC") within 60 days of the Transaction Closing, and to use its best efforts to have the registration statement declared effective upon the earliest to occur of (i) the date that is 120 days after the Transaction Closing, (ii) the date that is two (2) business days after the date that the SEC communicates to the Company that it has no comments to the registration statement, and (iii) the date that is two (2) business days after the date that the SEC communicates to the Company that all comments with respect to the registration statement have been resolved. Pursuant to the Registration Rights Agreement, the Company must use all commercially reasonable efforts to keep the registration statement continuously effective until the date when all of the Registrable Securities covered by such registration statement have been sold. The Registration Rights Agreement also contains piggyback registration rights in favor of the Common Stock Investors, Convertible Note Holder Purchasers and the New Convertibles Note Holders and customary indemnification provisions.

Board Designation Agreements

In connection with the Transaction Closing, the Company entered into a series of separate Board Designation Agreements (collectively, the "Board Designation Agreements") with each of (i) Evermore Global Advisors, LLC ("Evermore"), (ii) PJC and JSARCo, LLC (the "Board Rights Investors"), (iii) Opal Sheppard Opportunities Fund I LP ("Opal Sheppard"), (iv) Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P. (together with Ironsides P Fund L.P., the "Ironsides Funds") and (v) Nantahala Capital Management, LLC ("Nantahala").

Pursuant to the Board Designation Agreement with Evermore (the "Evermore Designation Agreement"), subject to the terms and conditions set forth therein, Evermore shall have the right to designate one director to the Company’s Board of Directors (the "Board") whom the Board must add as a director of the Company contemporaneously with the Transaction Closing. At each meeting of the Company’s shareholders at which the election of directors is to be considered and Evermore holds the requisite Minimum Percentage (as defined in the Evermore Designation Agreement), Evermore shall have the right to designate one nominee whom the Board must nominate for election at such meeting.

Pursuant to the Board Designation Agreement with the Board Rights Investors (the "Investor Designation Agreement"), subject to the terms and conditions set forth therein, the Board Rights Investors shall have the right to designate three directors to the Board whom the Board must add as directors of the Company contemporaneously with the Transaction Closing, one of which shall be designated pursuant to the Opal Sheppard Agreement. At each meeting of the Company’s shareholders at which the election of directors is to be considered and the Board Rights Investors hold the requisite Minimum Percentage (as defined in the Investor Designation Agreement), the Board Rights Investors shall have the right to designate three nominees whom the Board must nominate for election at such meeting, one of which shall be designated pursuant to the Opal Sheppard Agreement so long as the Opal Sheppard Agreement is in effect.

Pursuant to the Board Designation Agreement with Opal Sheppard (the "Opal Sheppard Designation Agreement"), subject to the terms and conditions set forth therein, Opal Sheppard shall have the right to designate one director to the Company’s Board of Directors (the "Board") whom the Board must add as a director of the Company contemporaneously with the Transaction Closing. At each meeting of the Company’s shareholders at which the election of directors is to be considered, so long as the Board Rights Investors have the right to three designees and Opal Sheppard holds the requisite Minimum

Percentage (as defined in the Opal Sheppard Designation Agreement), Opal Sheppard shall have the right to designate one nominee whom the Board must nominate for election at such meeting.

Pursuant to the Board Designation Agreement with the Ironsides Funds (the "Ironsides Designation Agreement"), subject to the terms and conditions set forth therein, the Ironsides Funds shall have the right to designate one director to the Board whom the Board must add as a director of the Company contemporaneously with the Transaction Closing. At each meeting of the Company’s shareholders at which the election of directors is to be considered and the Ironsides Funds hold the requisite Specified Percentage (as defined in the Ironsides Designation Agreement), the Ironsides Funds shall have the right to designate one nominee whom the Board must nominate for election at such meeting.

Pursuant to the Board Designation Agreement with Nantahala (the "Nantahala Designation Agreement"), subject to the terms and conditions set forth therein, upon the termination of the Ironsides Designation Agreement in accordance with the terms thereof, Nantahala shall have the right to designate one director to the Board and, at each meeting of the Company’s shareholders at which the election of directors is to be considered and Nantahala holds the requisite Specified Percentage (as defined in the Nantahala Designation Agreement), Nantahala shall have the right to designate one nominee whom the Board must nominate for election at such meeting.

Articles Amendment

Effective on July 17, 2017, the Company filed an Articles of Amendment to Articles of Incorporation (the "Articles Amendment") to increase the authorized Common Stock from 80,000,000 shares to 415,000,000 shares. As previously disclosed, the Articles Amendment was approved by the Company’s shareholders at the Company’s 2017 Annual Meeting. The adoption of the Articles Amendment results in a greater number of shares of Common Stock available for issuance.

Changes in Control of Registrant

As a result of the consummation of the Master Transaction Agreements, on the date of the Transaction Closing, a change in control of the Company occurred. PJC and Triax, together with certain of their affiliates, acquired beneficial ownership of approximately 38.9% of the outstanding Common Stock, based on their aggregate acquisition of 39,320,038 shares of Common Stock and warrants to purchase 27,150,000 shares of Common Stock. Other investors designated by PJC and Triax acquired beneficial ownership of approximately 43.6% of the outstanding Common Stock, based on their aggregate acquisition of 55,000,000 shares of Common Stock and warrants to purchase 13,350,000 shares of Common Stock. Additionally, PJC and Triax designated two of seven directors to the Company’s Board, two other investors designated a third new director and a fourth new director, and a fifth new director was designated by a holder of New Convertible Notes, collectively resulting in a change in the majority of the Company’s Board.

Departure of Directors or Certain Officers

Effective July 28, 2017, the Company accepted resignations of the following members of the Company’s Board of Directors: James Chadwick, Michael Crow, Phillip Goldstein, Gerald Hellerman and Gilbert Nathan. There were no disagreements between each of Messrs. Chadwick, Crow, Goldstein, Hellerman, and Nathan and the Company or any officer or director of the Company.

In connection with the Transaction Closing, the Company appointed Mr. Patrick J. Curry, Mr. Joseph E. Sarachek, Mr. Matthew T. Epstein, Mr. James Hua and Mr. Robert Knapp to join the Company’s Board of Directors. Each of Messrs. Curry, Sarachek, Epstein, Hua and Knapp are affiliates of PJC, Triax, a Common Stock Investor or a Consenting Convertible Note Holder. All such persons were appointed pursuant to the Board Designation Agreements described above. Prior to the Transaction Closing, none of Messrs. Curry, Sarachek, Epstein, Hua and Knapp were officers and/or directors of the Company, had any family relationship with any director, executive officer or other director designee of the Company, or held any previous position with the Company nor have they been involved in any transactions with the Company or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Reduction in Force

On August 3, 2017 and August 11, 2017, as a reduction in force, the Company reduced its headcount from 20 employees to 12 employees, included in this reduction in force, were two of the Company’s executive officers - David Sasso, Vice President of Investor Relations and Business Development and Christopher O’Reilly, General Counsel and Secretary. The Company will incur a onetime severance cost of approximately $1.2 million related to this reduction, for the quarter ended September 30, 2017, the amounts are being paid over a period of twelve months.

Termination of Employment Agreement

On August 10, 2017, Antony Mitchell, the Chief Executive Officer of the Company, notified the Company of his intention to terminate his employment agreement with the company, effective as of a date to be determined in accordance with the terms of such agreement.

Securities Purchase Agreement

On August 11, 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s New Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of New Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of New Senior Secured Notes.

Brennan Registration Rights Agreement

On August 11, 2017, the Company entered into a Registration Rights Agreement with Brennan (the "Brennan Registration Rights Agreement"), pursuant to which the Company is required to register the resale of the Brennan Shares. The Brennan Registration Rights Agreement is substantially similar to the Registration Rights Agreement entered into in connection with the Transaction Closing.

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 614 life insurance policies, also referred to as life settlements, with a fair value of approximately $526.3 million and an aggregate death benefit of approximately $2.9 billion at June 30, 2017. The Company primarily earns income on its life insurance policies from changes in their fair value and through death benefits.

The Company has incurred substantial losses and reported negative cash flows from operating activities of $17.0 million for the six months ended June 30, 2017 and $45.6 million for the year ended December 31, 2016. As of June 30, 2017, we had approximately $22.7 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $623,000 is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $22.0 million being restricted by the White Eagle Revolving Credit Facility.

Going Concern

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. During the six months ended June 30, 2017, the Company entered into certain agreements for the purpose of recapitalizing the Company, and subsequent to the quarter end, on July 28, 2017 and August 11, 2017, the Company consummated a series of recapitalization transactions, as described below. In considering the cash received from the recapitalization and management's projections for receipts of death benefits from policy maturities, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs in excess of twelve months. Additionally, if we do not receive the projected death benefits as forecasted, the Company projects that it will have available sufficient cash to continue its operations for at least the next twelve months from the date of filing this Form 10-Q.

On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Master Transaction Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each Consenting Convertible Note Holder that is a party to one or more Master Transaction Agreements ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which included an Amendment to the Company’s Articles of Incorporation (the "Articles Amendment") to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, Warrants and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements, and together with the Master Transaction Agreements, the "Transaction Documents"). The Master Transaction Agreements and the transactions contemplated under the Master Transaction Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

On April 7, 2017, the Company entered into a series of amendments to the Master Transaction Agreements (the "MTA Amendments"), which amended each Master Transaction Agreement made as of March 15, 2017, as amended to date and from time to time, by and between the Company, PJC and the Consenting Convertible Note Holders party to each Agreement. The modifications as a result of the MTA Amendments are specified below.

On June 19, 2017, the Company entered into a series of amendments to the Master Transaction Agreements, as amended (the "Additional MTA Amendments"), which amended each Master Transaction Agreement made as of March 15, 2017 and May 12, 2017. The purpose of the Additional MTA Amendments was to modify the definition of "Investor" and amend the form of warrant attached as Exhibit E to the Master Transaction Agreements (the "Warrant") to, among other things, contemplate vesting of the Warrant to holders on a pro rata basis. The Additional MTA Amendments also extended the period by which Consenting Convertible Note Holders must tender into the Convertible Note Exchange Offer.

Under the Master Transaction Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designees (the "Investors") purchasing up to 100% of the Company’s Senior Secured Notes from the Consenting Senior Note Holders (as defined herein) pursuant to a Senior Note Purchase Agreement, (ii) PJC or the Investors purchasing $15.0 million in shares of Common Stock, pursuant to a Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investors of warrants to purchase up to 42,500,000 shares, as amended, of Common Stock at an exercise price of $0.20 per share, as amended, for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC or the Investors and one member representing the Consenting Convertible Note Holders.

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes").

On April 18, 2017, the Company launched an exchange offer to the existing holders of its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes") for 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes").

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC (the "Bridge Note"), to provide financing to fund the Company's continued operations with a maturity date of July 3, 2017. The Bridge Note was amended on June 28, 2017 (the "Amended and Restated Bridge Note"), to (i) increase the principal amount under the
Bridge Note to $3.3 million and (ii) extend the maturity date from July 3, 2017 to the earlier of (a) July 28, 2017 and (b) the date on which the Master Transaction Agreements are consummated. Approximately $1.9 million was drawn on the Amended and Restated Bridge Note during the three months and six months ended June 30, 2017. All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the consummation of the recapitalization transactions as described below.

As of June 30, 2017, the Company has incurred approximately $3.3 million in costs related to the recapitalization transactions. These costs have been deferred and included in prepaid and other assets on the consolidated balance sheet.

Subsequent Events
Master Transaction Agreements
On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.
Common Stock Purchase Agreement
In connection with the Transaction Closing, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PJC, certain investors jointly designated by PJC and Triax Capital Advisors LLC, a New York limited liability company ("Triax"), to be party to the Stock Purchase Agreement (collectively, the "Common Stock Investors"), and certain Convertible Note Holders that were a party to the Stock Purchase Agreement (collectively, the "Convertible Note Holder Purchasers," and together with PJC and the Common Stock Investors, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company issued and sold to the Purchasers 115,000,000 shares (the "Stock Purchase Agreement Shares") of the Company’s common stock, $0.01 par value (the "Common Stock"), at a price of $0.2 per share for an aggregate purchase price of $23.0 million, of which PJC and the Common Stock Investors purchased 75,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $15.0 million and the Convertible Note Holder Purchasers, pursuant to the previously announced rights offering which expired on July 26, 2017, purchased 40,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $8.0 million, of which PJC purchased 19,320,038 shares in connection with the exercise of rights assigned to it by certain Convertible Note Holder Purchasers. The Stock Purchase Agreement contained customary representations, warranties, and covenants.

Common Stock Purchase Warrants

In connection with the Transaction Closing, the Company issued Common Stock Purchase Warrants (the "Warrants") to certain investors jointly designated by PJC and Triax (collectively, the "Warrant Investors") to purchase up to an aggregate of 42,500,000 shares of the Common Stock at an exercise price of $0.2 per share (the "Warrant Shares").

The Warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the Warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of Convertible Notes (as defined below) and New Convertible Notes (as defined below) outstanding upon the Transaction Closing into shares of Common Stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The Warrants have an eight year term. The number of Warrant Shares is subject to anti-dilution adjustment provisions.

Convertible Note Exchange Offer

On July 26, 2017, the Company’s offer to exchange its outstanding $74.2 million aggregate principal amount of 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes") for its 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes") expired (the "Convertible Note Exchange Offer"). At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer.

Second Supplemental Indenture for Convertible Notes

In connection with the Transaction Closing, the Company entered into a supplemental indenture (the "Supplemental Indenture") to that certain Indenture dated February 21, 2014 between the Company and U.S. Bank, National Association, as indenture trustee (as amended and supplemented or otherwise modified from time to time, the "Convertible Notes Indenture") governing the Convertible Notes. The purpose of the Supplemental Indenture was to eliminate substantially all of the restrictive covenants, eliminate certain events of default, eliminate the covenant restricting mergers and consolidations and modify certain provisions relating to defeasance contained in the Convertible Notes Indenture and the Convertible Notes (collectively, the "Proposed Amendments") promptly after the receipt of the requisite consents for the Proposed Amendments.

New Convertible Note Indenture and New Convertible Notes

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to an Indenture (the "New Convertible Note Indenture") between the Company and U.S. Bank, National Association, as indenture trustee. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provides, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

Senior Secured Note Purchase Agreement

In connection with the Transaction Closing, PJC, certain investors jointly designated by PJC and Triax (the "Note Purchase Investors") and holders (the "Senior Secured Note Holders") representing 100% of the aggregate outstanding principal amount of the Company’s 15.0% Senior Secured Notes entered into a Note Purchase Agreement (the "Note Purchase Agreement"). Pursuant to the Note Purchase Agreement, the Note Purchase Investors purchased 100% of the 15.0% Senior Secured Notes held by each Senior Secured Note Holder for an aggregate purchase price equal to the face amount of such purchased 15.0% Senior Secured Notes. The Note Purchase Agreement contained customary representations, warranties, and covenants.

In connection with the Transaction Closing, the Company paid each Senior Secured Note Holder 5% of the face amount of the 15.0% Senior Secured Notes held by such Senior Secured Note Holder as of immediately prior to the Transaction Closing, plus all accrued but unpaid interest of such 15.0% Senior Secured Notes through the date of the Transaction Closing, pursuant to that certain Exchange Participation Agreement dated April 7, 2017 among the Company and Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the 15.0% Senior Secured Notes.

New Senior Secured Note Indenture and New Senior Secured Notes

In connection with the Transaction Closing, the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Secured Note Trustee") entered into an Amended and Restated Senior Secured Note Indenture (the "New Senior Secured Indenture") to amend and restate the Indenture dated as of March 11, 2016 (as amended and supplemented or otherwise modified from time to time, the "Senior Secured Indenture") between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. Pursuant to the terms of the New Senior Secured Indenture, the Company caused the cancellation of all outstanding 15.0% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "New Senior Secured Notes") in an aggregate amount of $30.0 million. The New Senior Secured Indenture provides, among other things, that the New Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The New Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

Special Dividend Note

In connection with the Transaction Closing, Lamington Road Designated Activity Company, an Irish section 110 company and an indirect subsidiary of the Company ("Lamington"), issued a promissory note to Markley Asset Portfolio, LLC, a Delaware limited liability company and an indirect subsidiary of the Company ("Markley"), in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington (the "Special Dividend Note"). Management is currently evaluating the extent to which U.S. cash taxes will result from the transaction. The Special Dividend Note matures on July 28, 2027. Advances under the Special Dividend Note bear interest at an annual rate of 5%. The transaction will be eliminated in consolidation.

Securities Purchase Agreement

On August 11, 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s New Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of New Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of New Senior Secured Notes.

See Note 19 "Subsequent Events," of the accompanying financial statements for additional information.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Our indirect subsidiary, White Eagle, is the owner of 612 of these life insurance policies with an aggregate death benefit of approximately $2.9 billion and a fair value of approximately $525.5 million at June 30, 2017. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the White Eagle Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During the six months ended June 30, 2017, seven life insurance policies with face amounts totaling $43.1 million matured, resulting in a net gain of approximately $19.0 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the six months ended June 30, 2017. All policy maturities during the quarter served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $26.2 million were received during the six months ended June 30, 2017. Of this amount, approximately $10.0 million was utilized to repay borrowings, interest and expenses under the White Eagle Revolving Credit Facility for the six months ended June 30, 2017, with approximately $16.2 million on account for White Eagle awaiting distribution through the waterfall. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and may, subject to our liquidity needs, selectively deploy capital in both the secondary and tertiary life settlement markets. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2017 would be $43.4 million. White Eagle would be eligible to borrow approximately $43.3 million of this amount to pay premiums on policies secured by the White Eagle Revolving Credit Facility with approximately $64,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of June 30, 2017.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Period Acquisitions — Policies Owned
Number of policies acquired	—	1	—	1
Average age of insured at acquisition	—	90.3	—	90.3
Average life expectancy — Calculated LE (Years)	—	2.3	—	2.3
Average death benefit	$—	$690	$—	$690
Aggregate purchase price	$—	$16	$—	$16
End of Period — Policies Owned
Number of policies owned	614	625	614	625
Average age of insured	82.9	81.9	82.9	81.9
Average death benefit per policy	$4,729	$4,746	$4,729	$4,746
Average Life Expectancy — Calculated LE (Years)	8.7	9.4	8.7	9.4
Aggregate Death Benefit	$2,903,899	$2,966,388	$2,906,899	$2,966,388
Aggregate fair value	$526,282	$473,046	$526,282	$473,046
Monthly premium — average per policy	$11.5	$10.3	$11.5	$10.3
Period Maturities
Number of policies matured	3	2	7	8
Average age of insured at maturity	88.8	88.9	83.5	85.9
Average life expectancy - Calculated LE (Years)	3.5	3.7	3.5	5.1
Aggregate death benefit	$5,223	$4,200	$43,073	$17,180
Gains on maturity	$2,743	$2,485	$19,007	$10,764
Proceeds collected	$16,173	$5,500	$26,173	$20,980

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

Results of Continuing Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net loss from continued operations for the quarter ended June 30, 2017 was $6.5 million as compared to a net loss of $9.8 million for the same period last year. The following is our analysis of net loss for the period.

	Three Months Ended June 30,
	2017	2016	Change	% Change
Income	$3,461	$(15,786)	$19,247	(122)%	decrease
Expenses	9,935	(6,011)	15,946	(265)%	increase
Net income (loss)	$(6,474)	$(9,775)	$3,301	(34)%	decrease

Income from continuing operations for the three months ended June 30, 2017 was mainly comprised of a gain on maturity of three policies with a net gain of approximately $2.7 million compared to a net gain on maturity of $2.5 million of two policies for the same period in 2016.

Our income from continuing operations for the three months ended June 30, 2016 was significantly impacted by the adoption of the 2015 VBT, which resulted in a reduction in the fair value of life settlements of approximately $17.6 million.

Total expenses from continuing operations for the three months ended June 30, 2017 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $4.3 million; $2.6 million on the Convertible Notes; $1.2 million on the Senior Secured Notes, and were offset by a gain in the fair value of the White Eagle Revolving Credit Facility of $1.8 million.

Total expenses from continuing operations for the three months ended June 30, 2016 resulted in income of $6.0 million due to a $19.7 million gain for the change in fair value of the Revolving Credit Facilities. Total expenses were also comprised of interest expense of $2.8 million on the White Eagle Revolving Credit Facility, $939,000 on the Red Falcon Revolving Credit Facility, $2.4 million on the Convertible Notes, and $1.2 million on the Senior Secured Notes.

Our expenses for the three months ended June 30, 2016 were significantly impacted by a $15.7 million gain for the change in fair value of the Revolving Credit Facilities which is associated with the adoption of the 2015 VBT.

Change in fair value of life settlements (in thousands)

	Three Months Ended June 30,
	2017	2016	Change	% Change
Change in fair value of life settlements	$3,382	$(15,813)	$19,195	(121)%	increase

During the quarter ended June 30, 2017, three life insurance policies with face amounts totaling $5.2 million matured compared to two policies with face amounts of $4.2 million for the same period in 2016. The net gain of these maturities was $2.7 million and $2.5 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarters ended June 30, 2017 and 2016, respectively. Of the maturities during the quarter ended June 30, 2017, all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $16.2 million were received during the quarter ended June 30, 2017. Approximately $10.0 million in policy proceeds received during the first quarter of 2017 were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the quarter ended June 30, 2017. The Company recorded a $21.9 million receivable for maturity of life settlements at June 30, 2017 relating to policies pledged under the White Eagle Revolving Credit Facility.

During the quarter ended June 30, 2016, the Company changed its valuation technique and adopted the 2015 VBT, smoker and gender distinct tables, to determine the value of its policies. This change resulted in a reduction in the fair value of the life settlements by approximately $17.6 million for the three months ended June 30, 2016.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

The change in fair value was impacted due to an increase in estimated risk premium, which drives the discount rate. The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at June 30, 2017, the Company determined that the weighted average discount rate calculated based on death benefit was 16.39%, compared to 16.37% at December 31, 2016, which is lower than the rate at June 30, 2016 which was 16.49%.

As of June 30, 2017, we owned 614 policies with an estimated fair value of $526.3 million compared to 621 policies with an estimated fair value of $498.4 million at December 31, 2016, an increase in estimated fair value of $27.9 million or 6%. Of the 614 policies, 612 policies were pledged to the White Eagle Revolving Credit Facility. During the three months ended June 30, 2016, the Company acquired one life insurance policy that resulted in a gain of approximately $262,000. There were no policy acquisitions during the three months ended June 30, 2017. As of June 30, 2017, the aggregate death benefit of our life settlements was approximately $2.9 billion.

Of these 614 policies owned as of June 30, 2017, 535 were previously premium financed and are valued using discount rates that range from 16.00% – 21.50%. The remaining 79 policies are valued using discount rates that range from 15.00% – 18.00%.

See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Three Months Ended June 30,
	2017	2016	Change	% Change
Interest expense	$8,163	$7,385	$778	11%	increase
Change in fair value of Revolving Credit Facilities	(1,785)	(19,667)	17,882	(91)%	decrease
SG&A expenses	3,557	6,271	(2,714)	(43)%	decrease
Total Expense	$9,935	$(6,011)	$15,946	(265)%	increase

Interest expense (in thousands)

	Three Months Ended June 30,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$4,282	$2,794	$1,488	53%	increase
Red Falcon Revolving Credit Facility	—	939	(939)	(100)%	decrease
Convertible Notes	2,636	2,401	235	10%	increase
15.0% Senior Secured Notes	1,232	1,249	(17)	(1)%	decrease
Promissory Note	11	—	11	—%	increase
Other	2	2	—	—%	decrease
Total Interest Expense	$8,163	$7,385	$778	11%	increase

Outstanding debt for the quarter ended June 30, 2017 included $299.1 million of outstanding principal on the White Eagle Revolving Credit Facility, $74.2 million of Convertible Notes, $30.0 million of 15.0% Senior Secured Notes, and a $1.9 million of 15.0% Amended and Restated Bridge Note.

The Company's outstanding debt increased by $58.8 million from $346.4 million at June 30, 2016 to $405.2 million at June 30, 2017. The increase is mainly attributable to a net increase in principal of $109.5 million on the White Eagle Revolving Credit Facility, a net reduction in principal of $56.0 million on the Red Falcon Revolving Credit Facility, a $3.5 million increase in Convertible Notes, and an increase of $1.9 million in principal for the 15.0% Amended and Restated Bridge Note.
The White Eagle Revolving Credit Facility interest expense shows an increase of approximately $1.5 million which is attributable to additional draws under the facility as well as an increase in the interest rate during 2017. Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate on the last business day of the preceding calendar year. At June 30, 2017, the applicable LIBOR rate was 1.69%.
The Red Falcon Revolving Credit Facility shows a decrease of approximately $939,000 when compared to the three months ended June 30, 2016. There was no interest expense during 2017 given the debt was fully repaid during the year ended December 31, 2016.

The Company recorded $2.6 million of interest expense on the Convertible Notes, including $1.6 million, $922,000 and $137,000 from interest, amortizing debt discounts and origination costs, during the three months ended June 30, 2017.

During the three months ended June 30, 2016, the Company recorded approximately $2.4 million of interest expense on the Convertible Notes, including $1.5 million, $782,000 and $116,000 from interest, amortizing debt discounts and origination costs, respectively.
The Company recorded approximately $1.2 million of interest expense on the 15.0% Senior Secured Notes, during the three months ended June 30, 2017 which includes $1.1 million of interest and $95,000 of amortizing debt issuance costs, compared to interest expense of $1.2 million during the three months ended June 30, 2016, which included $1.1 million of interest and $111,000 of amortizing debt issuance costs, respectively.
During the three months ended June 30, 2017, approximately $11,000 of interest expense was recorded on the 15.0% Amended and Restated Bridge Note. The Amended and Restated Note originated in 2017 and, therefore, there was no related interest expense during the three months ended June 30, 2016.
See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," 12, "15.0% Senior Secured Notes," and 13, "15.0% Promissory Note," to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facilities (in thousands)

	Three Months Ended June 30,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$(1,785)	$(17,500)	$15,715	(90)%	decrease
Red Falcon Revolving Credit Facility	—	(2,167)	2,167	(100)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$(1,785)	$(19,667)	$17,882	(91)%	decrease

At June 30, 2017, the White Eagle Revolving Credit Facility incurred a gain of approximately $1.8 million compared to $17.5 million for the same period in 2016. The gains in 2017 and 2016 are attributable to a combination of offsetting factors as discussed below.

During the three months ended June 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facilities. The resulting impact was a positive change in fair value for the White Eagle Revolving Credit Facility of approximately $14.7 million, and is shown as a reduction to our expenses on the statement of operations for the three months ended June 30, 2016.

The White Eagle Revolving Credit Facility is valued at June 30, 2017 using a discount rate of 18.31% compared to 19.90% for the quarter ended June 30, 2016.

Change in fair value of Revolving Credit Facilities also includes a gain of $2.2 million attributable to the Red Falcon
Revolving Credit Facility for the three months ended June 30, 2016. The adoption of the 2015 VBT resulted in a positive change in fair value for the Red Falcon Revolving Credit Facility of approximately $1.0 million and is shown as a reduction to our expenses on the statement of operations for the three months ended June 30, 2016. The Red Falcon Revolving Credit Facility is valued at June 30, 2016 using a discount rate of 11.06%. The Red Falcon Facility debt was fully repaid on December 29, 2016.

The fair value was also impacted by increased borrowings, cost of insurance increases, and the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facilities, which was offset by a slight decrease in the discount rates during the quarter ended June 30, 2016.

During the three months ended June 30, 2017, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings and the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility offset by a slight reduction in the discount rate used to value the facility.

The net impact is a gain and is shown as a decrease to expenses on the statement of operations for the three months ended June 30, 2017 and 2016.

The White Eagle Revolving Credit Facility is valued at June 30, 2017 using a discount rate of 18.31% compared to 19.90% for the quarter ended June 30, 2016.

See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended June 30,
	2017	2016	Change	% Change
Personnel costs	$1,049	$2,274	$(1,225)	(54)%	decrease
Legal fees	657	1,710	(1,053)	(62)%	decrease
Professional fees	1,204	1,568	(364)	(23)%	decrease
Insurance	198	194	4	2%	decrease
Other SG&A expenses	449	525	(76)	(14)%	decrease
Total SG&A Expenses	$3,557	$6,271	$(2,714)	(43)%	decrease

The decrease in operating expenses was primarily a result of a decrease in legal expense of $1.1 million, a decrease in personnel costs of $1.2 million, a decrease in professional fees of $364,000 and a decrease in other operating expenses of $76,000.

During the quarter ended June 30, 2016, as part of a reduction in force, the Company reduced its headcount from 31 employees to 25 employees inclusive of two executives. The expense associated with this reduction was approximately $992,000 during the three months ended June 30, 2016.

Results of Discontinued Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	Change	% Change
Total income	$30	$3	$27	900%	increase
Total expenses	65	130	(65)	(50)%	decrease
Income (loss) before income taxes	(35)	(127)	92	(72)%	decrease
Net income (loss), net of income taxes	$(35)	$(127)	$92	(72)%	decrease

Net loss from our discontinued structured settlement operations for the quarter ended June 30, 2017 was $35,000 compared to a net loss of $127,000 for the same quarter in 2016. Total income from our discontinued structured settlement operations was $30,000 and $3,000 for the quarters ended June 30, 2017 and 2016, respectively.

Total expenses from our discontinued structured settlement operations were $66,000 for the quarter ended June 30, 2017 compared to $130,000 during the same period in 2016.

Results of Continuing Operations

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net loss from continued operations for the six months ended June 30, 2017 was $4.6 million compared to $17.2 million for the same period last year. The following is our analysis of net loss for the period.

	Six Months Ended June 30,
	2017	2016	Change	% Change
Income	$29,051	$(7,332)	$36,383	(496)%	increase
Expenses	33,639	9,889	23,750	240%	increase
Net loss	$(4,588)	$(17,221)	$12,633	(73)%	decrease

Income for the six months ended June 30, 2017 was comprised mainly of a gain on maturity of seven life settlements of $19.0 million compared to a net gain of $10.8 million on maturity of eight life settlements during the same period in 2016.

Our income for the six months ended June 30, 2016 was significantly impacted by the adoption of the 2015 VBT, which resulted in a reduction in fair value of life settlements of approximately $17.6 million.

Total expenses for the six months ended June 30, 2016 were also significantly impacted by a $15.7 million gain for the change in fair value of the Revolving Credit Facilities which is associated with the adoption of the 2015 VBT.

Change in fair value of life settlements (in thousands)

	Six Months Ended June 30,
	2017	2016	Change	% Change
Change in fair value of life settlements	$28,922	$(7,425)	$36,347	(490)%	increase

During the six months ended June 30, 2017, seven life insurance policies with face amounts totaling $43.1 million matured compared to eight policies with face amounts totaling $17.2 million for the same period in 2016. The net gain of these maturities was $19.0 million and $10.8 million for 2017 and 2016, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the six months ended June 30, 2017 and 2016. All seven of the maturities served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $26.2 million were received during the six months ended June 30, 2017. Of this amount, approximately $10.0 million and was utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility. Approximately $2.5 million in policy proceeds received at the end of 2016 were used to repay borrowings, interest, and expenses for the White Eagle Revolving Credit Facility during 2017. The Company also recorded a $21.9 million receivable for maturity of life settlements at June 30, 2017.

During the six months ended June 30, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables to determine the value of the policies. The resulting impact was a reduction in the fair value of the life settlements of approximately $17.6 million for the six months ended June 30, 2016.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health decreased, therefore shortening their life expectancies relative to the prior life expectancies, which resulted in an increase in fair value.

The change in fair value was further impacted due to an increase in estimated risk premium which drives our discount rate. The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including credit exposure of the insurance company that issued the life insurance policy and our estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at June 30, 2017, the Company determined that the weighted average discount rate calculated based on death benefit was 16.39%, compared to 16.37% at December 31, 2016. This resulted in a negative impact for the change in fair value of our life settlements for the six months ended June 30, 2017.

As of June 30, 2017, we owned 614 policies with an estimated fair value of $526.3 million compared to 621 policies with a fair value of $498.4 million at December 31, 2016, an increase of $27.9 million or 6%. Of the 614 policies, 612 policies were pledged to the White Eagle Revolving Credit Facility. During the six months ended June 30, 2017, the Company did not acquire any life insurance policies. During the six months ended June 30, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 20 policies for approximately $1.4 million. In addition, we acquired one life insurance policy for the same period ended 2016, which resulted in a gain of approximately $262,000. As of June 30, 2017, the aggregate death benefit of our life settlements was approximately $2.9 billion.

Of these 614 policies owned as of June 30, 2017, 535 were previously premium financed and are valued using discount rates that range from 16.00% to 21.50%. The remaining 79 policies are valued using discount rates that range from 15.00% to 18.00%.

See Note 14, Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Six Months Ended June 30,
	2017	2016	Change	% Change
Interest expense	$15,698	$13,435	$2,263	17%	increase
Change in fair value of Revolving Credit Facilities	10,046	(15,570)	25,616	(165)%	increase
SG&A expenses	7,895	12,024	(4,129)	(34)%	decrease
Total Expense	$33,639	$9,889	$23,750	240%	increase

Interest expense (in thousands)

	Six Months Ended June 30,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	7,476	5,216	$2,260	43%	increase
Red Falcon Revolving Credit Facility	—	1,919	(1,919)	(100)%	decrease
Convertible Notes	5,760	4,765	995	21%	increase
15.0% Senior Secured Notes	2,447	1,528	919	60%	increase
15.0% Promissory Note	11	—	11	100%	increase
Other	4	7	(3)	(43)%	decrease
Total Interest Expense	$15,698	$13,435	$2,263	17%	increase

Outstanding debt for the six months ended June 30, 2017 included $299.1 million of outstanding principal on the White Eagle Revolving Credit Facility, $74.2 million of Convertible Notes, $30.0 million of Senior Secured Notes, and $1.9 million of the Amended and Restated Bridge Note.

The Company's outstanding debt increased by $58.8 million from $346.4 million at June 30, 2016 to $405.2 million at June 30, 2017. The increase is mainly attributable to a net increase in principal of $109.5 million on the White Eagle Revolving Credit Facility, a $3.5 million increase in Convertible Notes, and a $1.9 million increase in the Promissory Note, offset by a $56.0 million repayment of the Red Falcon Revolving Credit Facility on December 29, 2016.

Of the interest expense of $15.7 million for the six months ended June 30, 2017, approximately $7.5 million represents interest paid on the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 1.69% at June 30, 2017.

Interest expense on the Convertible Notes totaled $5.8 million, including $3.7 million, $1.8 million, and $264,000 representing interest, amortization of debt discount and issuance costs, respectively. Interest for the six months ended June 30, 2017 was higher due to approximately $522,000 of additional interest paid in kind to note holders.

The Company recorded approximately $2.4 million of interest expense on the 15.0% Senior Secured Notes, including $2.3 million and $184,000 from interest and amortizing debt issuance costs, respectively, during the six months ended June 30, 2017.

Of the interest expense of $13.4 million for the six months ended June 30, 2016, approximately $5.2 million of interest expense was attributable to the White Eagle Revolving Credit Facility and approximately $1.9 million represents interest expense attributable to the Red Falcon Revolving Credit Facility. The Red Falcon Revolving Credit Facility was fully repaid on December 29, 2016.

Interest expense on the Convertible Notes totaled $4.8 million, including $3.0 million, $1.5 million and $227,000 representing interest, amortization of debt discount and issuance costs, respectively during six months ended June 30, 2016.

We recorded $1.5 million of interest expense on the Senior Secured Notes, including $1.4 million, and $176,000, from interest and amortizing debt issuance costs, respectively, during the six months ended June 30, 2016.

See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," 12, "15.0% Senior Secured Notes," and 13, "15.0% Promissory Note," to the accompanying consolidated financial statements.

Change in fair value of Revolving Credit Facilities (in thousands)

	Six Months Ended June 30,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$10,046	$(14,405)	24,451	(170)%	increase
Red Falcon Revolving Credit Facility	—	(1,165)	1,165	(100)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$10,046	$(15,570)	25,616	(165)%	increase

During the six months ended June 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The resulting impact was a positive change in fair value of the White Eagle Revolving Credit Facility of approximately $14.7 million. This amount is shown as a reduction to our expenses on the statement of operations for the six months ended June 30, 2016. The White Eagle Revolving Credit Facility is valued at June 30, 2017 using discount rates of 18.31% compared to 19.90% for the quarter ended June 30, 2016.

Change in fair value of Revolving Credit Facility also includes a gain of $1.2 million attributable to the Red Falcon Revolving Credit Facility for the six months ended June 30, 2016.

The change resulting from the Company's adoption of the 2015 VBT resulted in a positive change in fair value of the Red Falcon Revolving Credit Facility of approximately $1.0 million. This amount is shown as a reduction to our expenses on the statement of operations for the six months ended June 30, 2016. The Red Falcon Revolving Credit Facility was fully repaid on December 29, 2016.

The fair value was also impacted by increased borrowings offset by the shortening of life expectancy estimates for the policies pledged under the White Eagle Revolving Credit Facility and a decrease in the discount rate. See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general, and administrative expenses (in thousands)

	Six Months Ended June 30,
	2017	2016	Change	% Change
Personnel costs	$2,133	$3,830	(1,697)	(44)%	decrease
Legal fees	1,652	3,528	(1,876)	(53)%	decrease
Professional fees	2,807	3,211	(404)	(13)%	decrease
Insurance	390	438	(48)	(11)%	decrease
Other SG&A	913	1,017	(104)	(10)%	decrease
Total SG&A Expenses	$7,895	$12,024	$(4,129)	(34)%	decrease

The decrease in SG&A expenses was primarily a result of a decrease in legal expense of $1.9 million, a decrease in professional fees of $404,000, and a decrease in personnel cost of $1.7 million.

During the six months ended June 30, 2016, as part of a reduction in force, the Company reduced its headcount from 31 employees to 25 employees, inclusive of two executives. The expense associated with this reduction was approximately $992,000 for the six month period ended June 30, 2016.

Results of Discontinued Operations

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	Change	% Change
Total income (loss)	$33	$6	$27	450%	increase
Total expenses	$258	200	58	29%	increase
Income (loss) before income taxes	(225)	(194)	(31)	16%	increase
Income tax benefit	$—	—	—	—%	decrease
Net income (loss), net of income taxes	$(225)	$(194)	$(31)	16%	increase

Net loss from our discontinued structured settlement operations for the six months ended June 30, 2017 was $225,000 as compared to a net loss of $194,000 for the same period in 2016. Total income from our discontinued structured settlement operations was $33,000 compared to $6,000 for the six months ended June 30, 2017 and 2016, respectively.

Total expenses from our discontinued structured settlement operations were $258,000 for the six months ended June 30, 2017 compared to $200,000 incurred during the same period in 2016.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our Convertible Notes and 15.0% Senior Secured Notes and other financing arrangements.

As of our filing date, we were not in compliance with our financial covenant under the White Eagle Revolving Credit Facility to maintain a cash interest coverage ratio of at least 2.0:1. As of June 30, 2017, the cash interest coverage ratio was 2.17:1 and the loan to value ratio was 59%, as calculated using the lenders' valuation. It should be noted that although the Company met the required threshold at quarter end, the threshold was not met for all days during the quarter. Absent waivers or cures, non-compliance with such covenant would result in the cash flow sweep percentage being equal to one-hundred percent (100%), and even if the required LTV ratio was satisfied, the Company would not participate in any cash flow sweep. It is possible we could obtain waivers from our debt holder.

At June 30, 2017, we had approximately $22.7 million of cash and cash equivalents and certificates of deposit of $1.0 million. Of this amount, approximately $623,000 was available to pay premiums on two policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility and for other overhead expenses, with approximately $22.0 million restricted to the White Eagle Revolving Credit Facility. We expect to meet our liquidity needs for the foreseeable future, to the extent we are able to do so, primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, a recapitalization of the Company, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the six months ended June 30, 2017, we paid $42.0 million in premiums to maintain our policies in force. Of this amount, approximately $42.0 million was paid by White Eagle through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, any distributions from available proceeds under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to the Company. Additionally, White Eagle may not borrow under the facility to pay interest. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. Assuming no policy maturities, as of June 30, 2017, we expect to pay $64,000 in premiums during the remainder of 2017 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility. Additionally, at June 30, 2017, we had $74.2 million, $30.0 million and $1.9 million in aggregate principal amount of outstanding Convertible Notes, 15.0% Senior Secured Notes and for the Amended and

Restated Bridge Note, which accrue interest at 8.50%, 15.0% and 15.0%, respectively. Interest on the Convertible Notes is due semi-annually while interest on the 15.0% Senior Secured Notes and Amended and Restated Bridge Note is due monthly.

The Company has incurred substantial losses and negative cash flows from operating activities. The Company's current operating plan indicates that we will continue to incur losses from operations. These projections and other liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within six months from the date of filing this Form 10 Q. See "Subsequent Events," below for additional information. As a result of these factors, as well as the continued uncertainty surrounding the timing of death benefits and our ability to raise capital, there exists substantial doubt whether we will be able to continue as a going concern.

Going Concern

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. During the six months ended June 30, 2017, the Company entered into certain agreements for the purpose of recapitalizing the Company, and subsequent to the quarter end, on July 28, 2017 and August 11, 2017, the Company consummated a series of recapitalization transactions, as described below. In considering the cash received from the recapitalization and management's projections for receipts of death benefits from policy maturities, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs in excess of twelve months. Additionally, if we do not receive the projected death benefits as forecasted, the Company projects that it will have available sufficient cash to continue its operations for at least the next twelve months from the date of filing this Form 10-Q.

On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Master Transaction Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each Consenting Convertible Note Holder that is a party to one or more Master Transaction Agreements ("Consenting Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which included an Amendment to the Company’s Articles of Incorporation (the "Articles Amendment") to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, Warrants and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements, and together with the Master Transaction Agreements, the "Transaction Documents"). The Master Transaction Agreements and the transactions contemplated under the Master Transaction Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

On April 7, 2017, the Company entered into a series of amendments to the Master Transaction Agreements (the "MTA Amendments"), which amended each Master Transaction Agreement made as of March 15, 2017, as amended to date and from time to time, by and between the Company, PJC and the Consenting Convertible Note Holders party to each Agreement. The modifications as a result of the MTA Amendments are specified below.

On June 19, 2017, the Company entered into a series of amendments to the Master Transaction Agreements, as amended (the "Additional MTA Amendments"), which amended each Master Transaction Agreement made as of March 15, 2017 and May 12, 2017. The purpose of the Additional MTA Amendments was to modify the definition of "Investor" and amend the form of warrant attached as Exhibit E to the Master Transaction Agreements (the "Warrant") to, among other things, contemplate vesting of the Warrant to holders on a pro rata basis. The Additional MTA Amendments also extended the period by which Consenting Convertible Note Holders must tender into the Convertible Note Exchange Offer.

Under the Master Transaction Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designees (the "Investors") purchasing up to 100% of the Company’s Senior Secured Notes from the Consenting Senior Note Holders (as defined herein) pursuant to a Senior Note Purchase Agreement, (ii) PJC or the Investors purchasing $15.0 million in shares of Common Stock, pursuant to a Common Stock Purchase Agreement, and (iii) issuance to PJC or the Investors of warrants to purchase up to 42,500,000 shares, as amended, of Common Stock at an exercise price of $0.20 per share, as amended, for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors will include four members representing PJC or the Investors and one member representing the Consenting Convertible Note Holders.

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes").

On April 18, 2017, the Company launched an exchange offer to the existing holders of its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes") for 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes").

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC Investments, LLC (the "Bridge Note"), to provide financing to fund the Company's continued operations with maturity date of July 3, 2017. The Bridge Note was amended on June 28, 2017 (the "Amended and Restated Bridge Note"), to (i) increase the principal amount under the
Bridge Note to $3.3 million and (ii) extend the maturity date from July 3, 2017 to the earlier of (a) July 28, 2017 and (b) the date on which the Master Transaction Agreements are consummated. Approximately $1.9 million was drawn on the Amended and Restated Bridge Note during the three months and six months ended June 30, 2017. All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the consummation of the Transaction Closing as described below.

As of June 30, 2017, the Company has incurred approximately $3.3 million in costs related to the Transaction Closing. These costs have been deferred and included in prepaid and other assets on the consolidated balance sheet.

Subsequent Events
Master Transaction Agreements
On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.
Common Stock Purchase Agreement
In connection with the Transaction Closing, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PJC, certain investors jointly designated by PJC and Triax Capital Advisors LLC, a New York limited liability company ("Triax"), to be party to the Stock Purchase Agreement (collectively, the "Common Stock Investors"), and certain Convertible Note Holders that were a party to the Stock Purchase Agreement (collectively, the "Convertible Note Holder Purchasers," and together with PJC and the Common Stock Investors, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company issued and sold to the Purchasers 115,000,000 shares (the "Stock Purchase Agreement Shares") of the Company’s common stock, $0.01 par value (the "Common Stock"), at a price of $0.20 per share for an aggregate purchase price of $23.0 million, of which PJC and the Common Stock Investors purchased 75,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $15.0 million and the Convertible Note Holder Purchasers, pursuant to the previously announced rights offering which expired on July 26, 2017, purchased 40,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $8.0 million, of which PJC purchased 19,320,038 shares in connection with the exercise of rights assigned to it by certain Convertible Note Holder Purchasers. The Stock Purchase Agreement contained customary representations, warranties, and covenants.

Common Stock Purchase Warrants

In connection with the Transaction Closing, the Company issued Common Stock Purchase Warrants (the "Warrants") to certain investors jointly designated by PJC and Triax (collectively, the "Warrant Investors") to purchase up to an aggregate of 42,500,000 shares of the Common Stock at an exercise price of $0.20 per share (the "Warrant Shares").

The Warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the Warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of Convertible Notes (as defined below) and New Convertible Notes (as defined below) outstanding upon the Transaction Closing into shares of Common Stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The Warrants have an eight year term. The number of Warrant Shares is subject to anti-dilution adjustment provisions.

Convertible Note Exchange Offer

On July 26, 2017, the Company’s offer to exchange its outstanding $74.2 million aggregate principal amount of 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes") for its 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes") expired (the "Convertible Note Exchange Offer"). At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer.

Second Supplemental Indenture for Convertible Notes

In connection with the Transaction Closing, the Company entered into a supplemental indenture (the "Supplemental Indenture") to that certain Indenture dated February 21, 2014 between the Company and U.S. Bank, National Association, as indenture trustee (as amended and supplemented or otherwise modified from time to time, the "Convertible Notes Indenture") governing the Convertible Notes. The purpose of the Supplemental Indenture was to eliminate substantially all of the restrictive covenants, eliminate certain events of default, eliminate the covenant restricting mergers and consolidations and modify certain provisions relating to defeasance contained in the Convertible Notes Indenture and the Convertible Notes (collectively, the "Proposed Amendments") promptly after the receipt of the requisite consents for the Proposed Amendments.

New Convertible Note Indenture and New Convertible Notes

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to an Indenture (the "New Convertible Note Indenture") between the Company and U.S. Bank, National Association, as indenture trustee. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provides, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

Senior Secured Note Purchase Agreement

In connection with the Transaction Closing, PJC, certain investors jointly designated by PJC and Triax (the “Note Purchase Investors”) and holders (the "Senior Secured Note Holders") representing 100% of the aggregate outstanding principal amount of the Company’s 15.0% Senior Secured Notes entered into a Note Purchase Agreement (the "Note Purchase Agreement"). Pursuant to the Note Purchase Agreement, the Note Purchase Investors purchased 100% of the 15.0% Senior Secured Notes held by each Senior Secured Note Holder for an aggregate purchase price equal to the face amount of such purchased 15.0% Senior Secured Notes. The Note Purchase Agreement contained customary representations, warranties, and covenants.

In connection with the Transaction Closing, the Company paid each Senior Secured Note Holder 5% of the face amount of the 15.0% Senior Secured Notes held by such Senior Secured Note Holder as of immediately prior to the Transaction Closing, plus all accrued but unpaid interest of such 15.0% Senior Secured Notes through the date of the Transaction Closing, pursuant to that certain Exchange Participation Agreement dated April 7, 2017 among the Company and Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the 15.0% Senior Secured Notes.

New Senior Secured Note Indenture and New Senior Secured Notes

In connection with the Transaction Closing, the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Secured Note Trustee") entered into an Amended and Restated Senior Secured Note Indenture (the "New Senior Secured Indenture") to amend and restate the Indenture dated as of March 11, 2016 (as amended and supplemented or otherwise modified from time to time, the "Senior Secured Indenture") between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. Pursuant to the terms of the New Senior Secured Indenture, the Company caused the cancellation of all outstanding 15.0% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "New Senior Secured Notes") in an aggregate amount of $30.0 million. The New Senior Secured Indenture provides, among other things, that the New Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The New Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

Special Dividend Note

In connection with the Transaction Closing, Lamington Road Designated Activity Company, an Irish section 110 company and an indirect subsidiary of the Company ("Lamington"), issued a promissory note to Markley Asset Portfolio, LLC, a Delaware limited liability company and an indirect subsidiary of the Company ("Markley"), in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington (the "Special Dividend Note"). Management is currently evaluating the extent to which U.S. cash taxes will result from the transaction. The Special Dividend Note matures on July 28, 2027. Advances under the Special Dividend Note bear interest at an annual rate of 5%. The transaction will be eliminated in consolidation.

Securities Purchase Agreement

On August 11, 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s New Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of New Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of New Senior Secured Notes.

See Note 19 "Subsequent Events" of the accompanying financial statements for additional information.

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

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At June 30, 2017, $70.9 million was undrawn and $5.0 million was available to borrow under the White Eagle Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 9, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the notes to Consolidated Financial Statements.

At June 30, 2017, the fair value of the debt under the White Eagle Revolving Credit Facility was $304.9 million, the borrowing base was approximately $304.2 million including $299.1 million in outstanding principal. Interest calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $4.3 million was paid during the quarter ended June 30, 2017, which was paid from policy proceeds. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At June 30, 2017, approximately $16.2 million included in cash and cash equivalents -VIE was on account with White Eagle for distribution through the waterfall.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At June 30, 2017, LIBOR was 1.69%.

8.50% Senior Unsecured Convertible Notes

At June 30, 2017, there was $74.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 outstanding. For a description of the Convertible Notes see Note 11, "8.50% Senior Unsecured Convertible Notes," of the notes to Consolidated Financial Statements.

On February 14, 2017, the Company solicited consents (the "Consent Solicitation") to issue additional 8.50% Senior Unsecured Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest on February 15, 2017 (the "2017 Interest Payment Date") to holders of the Convertible Notes. The Company's obligation to issue the Additional Convertible Notes was subject to the satisfaction of (1) not less than 95% of the aggregate principal amount of Convertible Notes agreeing to accept Additional Convertible Notes in lieu of a cash payment of interest on the 2017 Interest Payment Date and (2) the amendment of the Senior Secured Indenture to permit the issuance of the Additional Convertible Notes. This consent was only effective for the cash payment of interest due on the 2017 Interest Payment Date and not for subsequent interest payments.

On March 14, 2017, the Company issued an additional $3.5 million in Additional Convertible Notes following the Company’s receipt of requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017. The issuance of the Additional Convertible Notes increased the outstanding principal to $74.2 million at June 30, 2017.
On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (the "Master Transaction Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC") and each such Consenting Convertible Note Holder that is a party to such Master Transaction Agreement regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction") which includes, among other transactions, a Convertible Note Exchange Offer and a New Convertible Note Indenture providing for the issuance of New Convertible Notes to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements).

As part of the Transaction, on April 18, 2017 the Company launched an exchange offer to the existing holders of its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes") for 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes"). At least 98% of the holders of the Convertible Notes must tender in the exchange offer as a condition to closing the Transaction.

Subsequent Events

Master Transaction Agreements
On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.

Convertible Note Exchange Offer

On July 26, 2017, the Company’s offer to exchange its Convertible Notes for its New Convertible Notes expired (the "Convertible Note Exchange Offer"). At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer.

Supplemental Indenture for Convertible Notes

In connection with the Transaction Closing, the Company entered into a supplemental indenture (the "Supplemental Indenture") to that certain Indenture dated February 21, 2014 between the Company and U.S. Bank, National Association, as indenture trustee (as amended and supplemented or otherwise modified from time to time, the " Convertible Notes Indenture") governing the Convertible Notes. The purpose of the Supplemental Indenture was to eliminate substantially all of the restrictive covenants, eliminate certain events of default, eliminate the covenant restricting mergers and consolidations and modify certain provisions relating to defeasance contained in the Convertible Notes Indenture and the Convertible Notes (collectively, the "Proposed Amendments") promptly after the receipt of the requisite consents for the Proposed Amendments.

New Convertible Note Indenture and New Convertible Notes

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to an Indenture (the "New Convertible Note Indenture") between the

Company and U.S. Bank, National Association, as indenture trustee. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provides, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

Holders of New Convertible Notes may convert their New Convertible Notes at their option on any day prior to the close of business on the second scheduled trading day immediately preceding February 15, 2023. Upon conversion, the Company will deliver shares of Common Stock, together with any cash payment for any fractional share of Common Stock. The initial conversion rate for the New Convertible Notes will be (x) 500 shares of Common Stock per $1,000 principal amount of New Convertible Notes (for New Convertible Notes denominated in $1,000 increments) and (y) 0.5 shares of Common Stock per $1.00 principal amount of New Convertible Notes (for New Convertible Notes denominated in $1.00 increments). The conversion rate will be subject to adjustment in certain circumstances.

The Company may redeem, in whole but not in part, the New Convertible Notes at a redemption price of 100% of the principal amount of the New Convertible Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, if and only if the last reported sale price of the Common Stock equals or exceeds 120% of the conversion price for at least 15 trading days in any period of 30 consecutive trading days. The Company may, at its election, pay or deliver as the case may be, to all Holders of the New Convertible Notes, either (a) solely cash, (b) solely shares of Common Stock, or (c) a combination of cash and shares of Common Stock.

The New Convertible Note Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Convertible Note Indenture; defaults or failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Convertible Note Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Convertible Notes then outstanding may declare all unpaid principal plus accrued interest on the New Convertible Notes immediately due and payable, subject to certain conditions set forth in the New Convertible Note Indenture. In addition, holders of the New Convertible Notes may require the Company to repurchase the New Convertible Notes upon the occurrence of certain designated events at a repurchase price of 100% of the principal amount of the New Convertible Notes, plus accrued and unpaid interest.

See Note 19 "Subsequent Events," of the accompanying financial statements for additional information.

15.0% Senior Secured Notes

At June 30, 2017, there was $30.0 million in aggregate principal amount of the Company’s 15.0% Senior Secured Notes due 2018 outstanding. For a description of the Secured Notes, see Note 12, "15.0% Senior Secured Notes," of the notes to Consolidated Financial Statements.

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15.0% Senior Secured Notes. Pursuant to the Participation Agreement, each Consenting Senior Note Holder agreed to enter into a Senior Note purchase agreement with PJC or its designee to sell 100% of the aggregate principal amount of the New Senior Notes that are to be issued to such Consenting Senior Note Holder at a price equal to 100% of the face amount of each New Senior Note purchased. In connection with the closing of all the transactions contemplated by the Master Transaction Agreements, including the closing of the Senior Note purchase agreement (the "Closing Date"), the Company agreed to pay each Consenting Senior Note Holder 5.0% of the face amount of the 15.0% Senior Secured Notes held by such Consenting Senior Note Holder, plus all accrued but unpaid interest under such 15.0% Senior Secured Notes through the Closing Date (the "Sale Participation Fee").

On June 15, 2017, the Company did not make an interest payment of $1.2 million (the "Interest Payment") due June 15, 2017 (the "Interest Payment Date") on the Company’s 15.0% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. On June 21, 2017, the Company, the Consenting Senior Note Holders and the Senior Secured Note Trustee, entered into a Consent and Forbearance Agreement (the "Forbearance Agreement") relating to Senior Secured Indenture between the Company and the Senior Secured Note Trustee. Pursuant to the Forbearance Agreement, the Consenting Senior Note Holders agreed to: (i) extend the Interest Payment that would otherwise be due and payable on the Interest Payment Date to June 30, 2017 and (ii) forbear from exercising their rights and remedies against the Company solely with respect to a certain event of default under the Senior Secured Indenture (the "Specified Default") during the period commencing on June 15, 2017 and ending on the date that is the earlier of (a) July 1, 2017 or (b) the date on which any other breach of any Transaction Documents (as defined in the Senior Secured Indenture) by the Company occurs (the "Termination Date"); provided that if the Company made the Interest Payment in full in accordance with the Senior Secured Indenture prior to the Termination Date, the Specified Default shall be waived. On June 29, 2017, the Company made the Interest Payment in full and the Specified Default was deemed waived.

On June 28, 2017, the Company and the Senior Secured Note Trustee entered into the Third Supplemental Indenture (the "Third Supplemental Indenture"), implementing certain amendments to the Senior Secured Indenture following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. The Third Supplemental Indenture amends the Senior Secured Indenture to (i) modify the definition of "Permitted Indebtedness" to include the increased principal amount pursuant to the Amended and Restated Promissory Note and (ii) amend the definition of "Payment Date," so that beginning with and including July 14, 2017, the interest payment date occurs monthly, as opposed to quarterly.

Subsequent Events

Master Transaction Agreements

On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.

Senior Secured Note Purchase Agreement

In connection with the Transaction Closing, PJC, certain investors jointly designated by PJC and Triax (the "Note Purchase Investors") and holders (the "Senior Secured Note Holders") representing 100% of the aggregate outstanding principal amount of the Company’s 15.0% Senior Secured Notes entered into a Note Purchase Agreement (the "Note Purchase Agreement"). Pursuant to the Note Purchase Agreement, the Note Purchase Investors purchased 100% of the 15.0% Senior Secured Notes held by each Senior Secured Note Holder for an aggregate purchase price equal to the face amount of such purchased 15.0% Senior Secured Notes. The Note Purchase Agreement contained customary representations, warranties, and covenants.

In connection with the Transaction Closing, the Company paid each Senior Secured Note Holder 5% of the face amount of the 15.0% Senior Secured Notes held by such Senior Secured Note Holder as of immediately prior to the Transaction Closing, plus all accrued but unpaid interest of such 15.0% Senior Secured Notes through the date of the Transaction Closing, pursuant to that certain Exchange Participation Agreement dated April 7, 2017 among the Company and Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the 15.0% Senior Secured Notes.

New Senior Secured Note Indenture and New Senior Secured Notes

In connection with the Transaction Closing, the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Secured Note Trustee") entered into an Amended and Restated Senior Secured Note Indenture (the "New Senior Secured Indenture") to amend and restate the Indenture dated as of March 11, 2016 (as amended and supplemented or otherwise modified from time to time, the "Senior Secured Indenture") between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. Pursuant to the terms of the New Senior Secured Indenture, the Company caused the cancellation of all outstanding 15.0% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "New Senior Secured Notes") in an aggregate amount of $30.0 million. The New Senior Secured Indenture provides, among other things, that the New Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The New Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

The New Senior Secured Indenture provides that the New Senior Secured Notes may be optionally redeemed in full by the Company at any time and must be redeemed in full upon additional issuances of debt by the Company in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the New Senior Secured Notes redeemed up to the date of redemption, and (ii) the Applicable Premium, if any, as defined in the New Senior Secured Indenture. Upon a change of control, the Company will be required to make an offer to holders of the New Senior Secured Notes to repurchase the New Senior Secured Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest up to the date of redemption.

The New Senior Secured Indenture contains negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the New Senior Secured Notes, and restrictions on dividends and stock repurchases, among other things. The New Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company, and pledges of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

The New Senior Secured Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Senior Secured Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Senior Secured Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Senior Secured Notes then outstanding may declare the principal of and accrued but unpaid interest, plus a premium, if any, on all the New Senior Secured Notes immediately due and payable, subject to certain conditions set forth in the New Senior Secured Indenture.

See Note 19 "Subsequent Events," of the accompanying financial statements for additional information.

15.0% Promissory Note

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC Investments, LLC (the "Bridge Note"), to provide financing to fund the Company's continued operations with maturity date of July 3, 2017. The Bridge Note was amended on June 28, 2017, (the "Amended and Restated Bridge Note") to (i) increase the principal amount under the Bridge Note to $3.3 million and (ii) extend the maturity date from July 3, 2017 to the earlier of (a) July 28, 2017 or (b) the date on which the Master Transaction Agreements are consummated. For a description of the Amended and Restated Bridge Note, see Note 13, "15.0% Promissory Notes," of the notes to Consolidated Financial Statements.

Subsequent Event
All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the consummation of the Transaction Closing.

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

During the six months ended June 30, 2017, the Company sold no shares of common stock under this prospectus supplement.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(16,995)	(23,269)
Investing activities	(10,835)	(19,753)
Financing activities	39,177	46,737
Increase in cash and cash equivalents	$11,347	$3,715

Operating Activities

During the six months ended June 30, 2017, operating activities used cash of $17.0 million. Our net loss of $4.8 million was adjusted for the following: amortization of discount and deferred cost for the Convertible Notes of $2.0 million, change in fair value of life settlement gain of $28.9 million that is mainly attributable to maturities of seven policies; change in fair value of the White Eagle Revolving Credit Facility loss of $10.0 million that is mainly attributable to increased borrowings offset by the shortening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight decrease in the discount rate; interest paid in kind on the Convertible Notes of $3.5 million; and a net positive change in the components of operating assets and liabilities of $241,000. This $241,000 change in operating assets and liabilities is partially attributable to a $111,000 increase in interest payable for the Convertible Notes, a $3.5 million increase in prepaid and other assets, and a $3.7 million increase in accounts payable and accrued expenses.

During the six months ended June 30, 2016, operating activities used cash of $23.3 million. Our net loss of $17.4 million was adjusted for: change in fair value of life settlement loss of $7.4 million that is mainly attributable to the maturities of eight policies; change in fair value of the Revolving Credit Facilities gain of $15.6 million that is mainly attributable to a reduction in the discount rate used to value the facility, offset by increased borrowings and the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility, and a net negative change in the components of operating assets and liabilities of $220,000. This $220,000 change in operating assets and liabilities is partially attributable to a $186,000 increase in accounts payable and accrued expenses; and a $461,000 increase in prepaid and other assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $10.8 million and includes proceeds of $26.2 million from the maturity of life settlements; and redemption proceeds of $5.0 million from certificates of deposit. This was offset by $42.0 million for premiums paid on life settlements.

Net cash used in investing activities for the six months ended June 30, 2016 was $19.8 million and includes proceeds of $21.0 million from the maturity of life settlements. This was offset by $34.3 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $39.2 million and includes $43.0 million of borrowings from the White Eagle Revolving Credit Facility and $1.9 million of borrowings from the Amended and Restated Bridge Notes. These were offset by $5.7 million in repayment of borrowings under the White Eagle Revolving Credit Facility.

Net cash provided by financing activities for the six months ended June 30, 2016 was $46.7 million and includes $30.0 million of proceeds from the 15.0% Senior Secured Notes, $25.2 million of borrowings from the White Eagle Revolving Credit Facility and $8.5 million of borrowings from the Red Falcon Revolving Credit Facility. These were offset by $8.0 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $8.0 million in repayment of borrowings under the Red Falcon Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At June 30, 2017, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of June 30, 2017, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of June 30, 2017:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	18.4%	20.9%	A1	AA-
Lincoln National Life Insurance Company	21.9%	19.3%	A1	AA-

Interest Rate Risk

At June 30, 2017, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At June 30, 2017, the applicable LIBOR rate was 1.69%.

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

As of June 30, 2017, we owned life settlements with a fair value of $526.3 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the applicable White Eagle Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the six months ended June 30, 2017, see "Litigation" under Note 16, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Default Upon Senior Securities

The Company did not make an interest payment of $1.2 million, due June 15, 2017, on the 15.0% Senior Secured Notes, of which $30.0 million principal amount was outstanding on that date. The Company paid the cash interest payment of $1.2 million to the holders of the 15.0% Senior Secured Notes on June 29, 2017.

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

Emergent Capital, Inc.

/s/ Miriam Martinez	Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date August 14, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Articles of Amendment to Articles of Incorporation of Registrant.	8-K	3.1	8/1/2017
4.1	Bridge Note made in favor of PJC Investments, LLC dated May 15, 2017.	SC TO	(b)(3)	5/26/2017
4.2	Amended and Restated Bridge Note made in favor of PJC Investments, LLC, dated June 28, 2017.	SC TO	(b)(3) (A)	6/29/2017
4.3	Second Supplemental Indenture, dated as of May 15, 2017 between Emergent Capital, Inc. and Wilmington Trust, National Association, as indenture trustee.				*
4.4	Third Supplemental Indenture, dated as of June 28, 2017 between Emergent Capital, Inc. and Wilmington Trust, National Association, as indenture trustee.				*
4.5	Form of Common Stock Purchase Warrant, dated as of July 28, 2017.	8-K	4.1	8/1/2017
4.6	Second Supplemental Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.2	8/1/2017
4.7	Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and Wilmington Trust, National Association, as indenture trustee.	8-K	4.3	8/1/2017
4.8	Amended and Restated Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.4	8/1/2017
4.9	Special Dividend Note, dated as of July 28, 2017, made by Lamington Road Designated Activity Company in favor of Markley Asset Portfolio, LLC.	8-K	4.5	8/1/2017
10.1†	Master Transaction Agreement, dated as of March 15, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Bulldog Investors LLC.	SC TO	(d)(3)	6/7/2017
10.2†	Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Bulldog Investors LLC.	SC TO	(d)(4)	6/7/2017
10.3	Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Bulldog Investors LLC.	SC TO	(d)(16)	6/21/2017
10.4†	Master Transaction Agreement, dated as of March 15, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Rangeley Capital, LLC.	SC TO	(d)(5)	6/7/2017

10.5†	Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Rangeley Capital, LLC.	SC TO	(d)(6)	6/7/2017
10.6	Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Rangeley Capital, LLC.	SC TO	(d)(17)	6/21/2017
10.7†	Master Transaction Agreement, dated as of March 15, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and NS Advisors, LLC.	SC TO	(d)(7)	6/7/2017
10.8†	Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and NS Advisors, LLC.	SC TO	(d)(8)	6/7/2017
10.9	Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and NS Advisors, LLC.	SC TO	(d)(18)	6/21/2017
10.10†	Master Transaction Agreement, dated as of March 15, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Joel Lusman.	SC TO	(d)(9)	6/7/2017
10.11†	Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Joel Lusman.	SC TO	(d)(10)	6/7/2017
10.12	Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Joel Lusman.	SC TO	(d)19)	6/21/2017
10.13†
Master Transaction Agreement, dated as of March 15, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Ironsides P Fund L.P., and Ironsides Partners Special Situations Master Fund II L.P.
		SC TO	(d)(11)	6/7/2017
10.14†
Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.
		SC TO	(d)(12)	6/7/2017
10.15
Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.
		SC TO	(d)(20)	6/21/2017

10.16†
Master Transaction Agreement, dated as of March 15, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Nantahala Capital Partners Limited Partnership, Nantahala Capital Partners II Limited Partnership, Nantahala Capital Partners SI, LP, Blackwell Partners LLC - Series A, Silver Creek CS SAV, L.L.C. and Fort George Investments, LLC.
		SC TO	(d)(13)	6/7/2017
10.17†
Amendment to Master Transaction Agreement, dated as of April 7, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Nantahala Capital Partners Limited Partnership, Nantahala Capital Partners II Limited Partnership, Nantahala Capital Partners SI, LP, Blackwell Partners LLC - Series A, Silver Creek CS SAV, L.L.C. and Fort George Investments, LLC.
		SC TO	(d)(14)	6/7/2017
10.18
Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Nantahala Capital Partners Limited Partnership, Nantahala Capital Partners II Limited Partnership, Nantahala Capital Partners SI, LP, Blackwell Partners LLC - Series A, Silver Creek CS SAV, L.L.C. and Fort George Investments, LLC.
		SC TO	(d)(21)	6/21/2017
10.19†	Master Transaction Agreement, dated as of May 12, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Integrated Core Strategies (US) LLC.	SC TO	(d)(15)	6/7/2017
10.20
Amendment No. 1 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Integrated Core Strategies (US) LLC.
		SC TO	(d)(22)	6/21/2017
10.21	Amendment to Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	Appendix A	6/9/17
10.22
Consent and Forbearance Agreement, dated as of June 21, 2017 by and among Emergent Capital, Inc., Wilmington Trust, National Association, as indenture trustee, and holders of 100% of the aggregate principal amount of Emergent Capital, Inc.’s 15.0% Senior Secured Notes.
					*
10.23	Common Stock Purchase Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC and the purchasers party thereto.	8-K	10.1	8/1/2017
10.24	Note Purchase Agreement, dated as of July 28, 2017, by and among PJC Investments, LLC, purchasers party thereto, and the holders of the Company’s 15.05% Senior Secured Notes due 2018.	8-K	10.2	8/1/2017
10.25	Registration Rights Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., and the holders party thereto.	8-K	10.3	8/1/2017
10.26	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Evermore Global Advisors, LLC.	8-K	10.4	8/1/2017
10.27	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC and JSARCo, LLC.	8-K	10.5	8/1/2017

10.28	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Opal Sheppard Opportunities Fund I LP.	8-K	10.6	8/1/2017
10.29	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.	8-K	10.7	8/1/2017
10.30	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Nantahala Capital Management, LLC.	8-K	10.8	8/1/2017
10.31	Securities Purchase Agreement, dated as of August 11, 2017, by and between Emergent Capital, Inc. and Brennan Opportunities Fund I LP.				*
10.32	Registration Rights Agreement, dated as of August 11, 2017, by and between Emergent Capital, Inc., and Brennan Opportunities Fund I LP.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	Interactive Data Files				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†
Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.

*	Filed herewith.

**	Furnished herewith.