Form 10-Q
period 2017-09-30
EMERGENT CAPITAL, INC.
filed 2017-11-02
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2017, the Registrant had 155,907,399 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED September 30, 2017

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

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$21,689	$2,246
Cash and cash equivalents (VIE Note 4)	14,004	9,072
Certificates of deposit	1,007	6,025
Prepaid expenses and other assets	795	1,112
Deposits - other	1,377	1,347
Life settlements, at estimated fair value	721	680
Life settlements, at estimated fair value (VIE Note 4)	554,501	497,720
Receivable for maturity of life settlements (VIE Note 4)	30,200	5,000
Fixed assets, net	166	232
Investment in affiliates	2,384	2,384
Total assets	$626,844	$525,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$3,024	$2,590
Accounts payable and accrued expenses (VIE Note 4)	832	593
Other liabilities	210	359
Interest payable - 8.5% Convertible Notes (Note 11)	21	2,272
8.5% Convertible Notes, net of discount and deferred debt costs (Note 11)	1,077	60,535
Interest payable - 5.0% Convertible Notes (Note 12)	485	—
5.0% Convertible Notes, net of discount and deferred debt costs (Note 12)	68,358	—
Interest payable - 15.0% Senior Secured Notes (Note 13)	—	213
15.0% Senior Secured Notes, net of deferred debt costs (Note 13)	—	29,297
Interest payable - 8.5% Senior Secured Notes (Note 14)	124	—
8.5% Senior Secured Notes, net of deferred debt costs (Note 14)	33,863	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4)	316,166	257,085
Deferred tax liability	2,332	—
Current tax liability	878	—
Total liabilities	427,370	352,944
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at September 30, 2017 and 80,000,000 at December 31, 2016; 156,572,976 issued and 155,964,976 outstanding as of September 30, 2017 and 29,021,844 issued and 28,413,844 outstanding as of December 31, 2016	1,565	290
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of September 30, 2017 and December 31, 2016)	—	—
Treasury Stock, net of issuance cost (608,000 shares as of September 30, 2017 and December 31, 2016)	(2,534)	(2,534)
Additional paid-in-capital	333,601	307,647
Accumulated deficit	(133,158)	(132,529)
Total stockholders’ equity	199,474	172,874
Total liabilities and stockholders’ equity	$626,844	$525,818

 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 8 & 16)	$24,372	$4,735	$53,294	$(2,690)
Other income	116	32	245	125
Total income	24,488	4,767	53,539	(2,565)
Expenses
Interest expense	9,773	7,895	25,471	21,330
Loss on extinguishment of debt	2,018	—	2,018	—
Change in fair value of Revolving Credit Facilities (Notes 9, 10 & 16)	1,163	(551)	11,209	(16,121)
Personnel costs	2,040	1,303	4,174	5,133
Legal fees	821	1,833	2,473	5,361
Professional fees	667	2,136	3,475	5,347
Insurance	198	200	587	639
Other selling, general and administrative expenses	381	494	1,294	1,511
Total expenses	17,061	13,310	50,701	23,200
Income (loss) from continuing operations before income taxes	7,427	(8,543)	2,838	(25,765)
(Benefit) provision for income taxes	3,210	—	3,210	—
Net income (loss) from continuing operations	$4,217	$(8,543)	$(372)	$(25,765)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(33)	(54)	(257)	(248)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	(33)	(54)	(257)	(248)
Net income (loss)	$4,184	$(8,597)	$(629)	$(26,013)
Basic income (loss) per share:
Continuing operations	$0.04	$(0.31)	$(0.01)	$(0.94)
Discontinued operations	$—	$—	$—	$(0.01)
Net income (loss) - basic	$0.04	$(0.31)	$(0.01)	$(0.95)
Diluted income (loss) per share:
Continuing operations	$0.03	$(0.31)	$(0.01)	$(0.94)
Discontinued operations	$—	$—	$—	$(0.01)
Net income (loss) - diluted	$0.03	$(0.31)	$(0.01)	$(0.95)
Weighted average shares outstanding:
Basic	115,462,646	27,614,441	57,580,062	27,529,120
Diluted	137,083,825	27,614,441	57,580,062	27,529,120
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2017

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2017	29,021,844	$290	(608,000)	$(2,534)	$307,647	$(132,529)	$172,874
Net loss	—	—	—	—	—	(629)	(629)
Issue of common stock, net	127,500,000	1,275	—	—	25,614	—	26,889
Stock-based compensation	51,132	—	—	—	340	—	340
Balance, September 30, 2017	156,572,976	$1,565	(608,000)	$(2,534)	$333,601	$(133,158)	$199,474
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(629)	$(26,013)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	78	76
Red Falcon Revolving Credit Facility origination cost	—	297
8.5% Convertible Notes debt modification costs	2,537	—
Amortization of discount and deferred costs for 8.5% Convertible Notes	2,413	2,721
Amortization of discount and deferred costs for 15.00% Senior Secured Notes	184	260
Amortization of deferred cost for 5.0% Convertible Notes	199	—
Amortization of deferred costs for 8.5% Senior Secured Notes	35	—
Loss on extinguishment of debt	2,018	—
Stock-based compensation expense	340	262
Finance cost and fees withheld by borrower	686	664
Interest Paid in Kind on 8.5% Convertible Notes	6,288	—
Change in fair value of life settlements	(53,294)	2,690
Change in fair value of Revolving Credit Facilities	11,209	(16,121)
Interest income	(14)	(23)
Deferred tax liability	2,332	—
Change in assets and liabilities:
Deposits - other	(30)	—
Prepaid expenses and other assets	142	1,177
Accounts payable and accrued expenses	1,865	602
Other liabilities	(125)	60
Current tax liability	878	—
Interest payable - 8.5% Convertible Notes	(2,251)	(1,503)
Interest payable - 5.0% Convertible Notes	485	—
Interest payable - 15.0% Senior Secured Notes	(213)	200
Interest payable - 8.5% Senior Secured Notes	124	—
Net cash used in operating activities	(24,743)	(34,651)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(4)	(9)
Certificate of deposit	5,025	(5,000)
Purchase of life settlements	—	(1,390)
Premiums paid on life settlements	(63,101)	(52,750)
Proceeds from maturity of life settlements	34,373	27,980
Net cash used in investing activities	(23,707)	(31,169)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	64,400	38,771
Repayment of borrowings under White Eagle Revolving Credit Facility	(17,214)	(10,577)
Proceeds from 8.5% Senior Secured Notes	5,000	—
Borrowings under Red Falcon Revolving Credit Facility	—	15,101
Repayment of borrowings under Red Falcon Revolving Credit Facility	—	(9,195)
Proceeds from issue of common stock, net	19,188	1,505
Proceeds from 15.0% Senior Secured Notes	—	30,000
Payment under finance lease obligations	(25)	(26)
Borrowings under 15.0% Promissory Note	2,763	—
Payment of Recapitalization Transaction Closing Costs	(1,287)	—
Red Falcon Revolving Credit Facility origination costs	—	(150)
15.0% Senior Secured Notes deferred cost	—	(1,051)
Net cash provided by financing activities	72,825	64,378
Net increase (decrease) in cash and cash equivalents	24,375	(1,442)
Cash and cash equivalents, at beginning of the period	11,318	20,341
Cash and cash equivalents, at end of the period	$35,693	$18,899
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$14,851	$19,339
Interest Paid in Kind on 8.5% Convertible Notes	$6,288	$—
Supplemental disclosures of non-cash financing activities:
Interest payment and fees withheld from borrowings by lender of the White Eagle Revolving Credit Facility	$686	$664
Repayment of 15.0 % Senior Secured Notes Principal, Interest and Penalty through Recapitalization Transaction	$31,675	$—
Issue of 8.5% Senior Secured Notes through Recapitalization Transaction	$30,000	—
Recapitalization Transaction Closing Cost and Other Costs withheld from Proceeds	$4,338	$—
Repayment of 15% Promissory Note Principal and Interest through Recapitalization Transaction	$2,799	$—
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017

(1) Description of Business

Founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC converted into Imperial Holdings, Inc. on February 3, 2011, in connection with its initial public offering. Effective September 1, 2015, the Company changed its name to Emergent Capital, Inc. (with its subsidiary companies, the "Company" or "Emergent Capital").

Incorporated in Florida, Emergent Capital, through its subsidiary companies, owns a portfolio of 611 life insurance policies, also referred to as life settlements, with a fair value of $555.2 million and an aggregate death benefit of approximately $2.9 billion at September 30, 2017. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 609 of these policies, with an aggregate death benefit of approximately $2.9 billion and a fair value of approximately $554.5 million at September 30, 2017, are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At September 30, 2017, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $720,000, were not pledged as collateral under the White Eagle Revolving Credit Facility.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the Revolving Credit Facilities (as defined below), as detailed herein. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 609 policies, with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $554.5 million at September 30, 2017.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosures information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2017. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Going Concern and Management's Plan

Historically, the Company had incurred substantial losses and reported negative cash flows from operating activities of $24.7 million for the nine month period ended September 30, 2017 and $45.6 million for the year ended December 31, 2016. As of September 30, 2017, we had approximately $35.7 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $21.7 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $14.0 million being restricted by the White Eagle Revolving Credit Facility.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. During the nine months ended September 30, 2017, the Company entered into certain agreements for the purpose of recapitalizing the Company, and on July 28, 2017 and August 11, 2017, the Company consummated the Transactions (as defined below). See Note 11, "8.5% Senior Unsecured Convertible Notes", Note 12 "5.0% Senior Unsecured Convertible Notes", Note 13, "15% Senior Secured Notes", Note 14, "8.5% Senior Secured Notes" and Note 19, "Stockholders' Equity" for further information. In considering the cash on hand at September 30, 2017 and management's projections for receipts of death benefits from policy maturities, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs in excess of twelve months. Additionally, even if we do not receive the projected death benefits as forecasted, the Company projects that it will have available sufficient cash to continue its operations for at least the next twelve months from the date of filing this Form 10-Q.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business for $12.0 million. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated balance sheets of the Company as of September 30, 2017 and December 31, 2016, and the related consolidated statements of operations for the three months and nine months ended September 30, 2017 and 2016, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 7, "Discontinued Operations," for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

Foreign Currency

The Company owns certain foreign subsidiary companies formed under the laws of Ireland, the Bahamas and Bermuda. These foreign subsidiary companies utilize the U.S. dollar as their functional currency. The foreign subsidiary companies' financial statements are denominated in U.S. dollars and therefore, there are no translation gains and losses resulting from translating the financial statements at exchange rates other than the functional currency. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary companies' functional currency) are included in income. These gains and losses are immaterial to the Company’s financial statements.

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

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB and the International Accounting Standards Board ("IASB") standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. Following the deferral, in March 2016 the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which aims to clarify the implementation guidance on principal versus agent considerations. The amendments in this Update do not change the core principle of the guidance in No. 2014-09. The effective date and transition requirements of ASU No. 2016-08 are the same as the effective date and transitions requirements of Update 2014-09. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern." The standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this guidance during the nine months ended September 30, 2017. Management has performed a going concern analysis of the Company's liquidity needs and the appropriate disclosures have been incorporated in the accompanying consolidated financial statements for the nine months ended September 30, 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of its Simplification Initiative. The guidance simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, these amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted including adoption in an interim period, as long as any adjustment is reflected as of the beginning of the fiscal year that includes the interim period. The Company adopted this guidance during the nine months ended September 30, 2017. The adoption of this ASU did not impact the consolidated financial statements or related disclosures.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of September 30, 2017, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIE		Non-consolidated VIE
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
September 30, 2017	$598,705	$316,998	$2,384	$2,384
December 31, 2016	$511,792	$257,678	$2,384	$2,384

As of September 30, 2017, 609 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $554.5 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016.

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheet as of September 30, 2017 and year ended December 31, 2016, respectively.

(5) Earnings Per Share

As of September 30, 2017 and 2016, there were 156,572,976 and 28,836,573 shares of common stock issued, respectively, and 155,964,976 and 28,228,573 shares of common stock outstanding, respectively. Outstanding shares as of September 30, 2017 and 2016 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months and nine months ended September 30, 2017 and 2016 (in thousands except share and per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017(1)	2016(2)	2017(1)(3)	2016(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$4,217	$(8,543)	$(372)	$(25,765)
Net income (loss) from discontinued operations	(33)	(54)	(257)	(248)
Net income (loss)	$4,184	$(8,597)	$(629)	$(26,013)
Basic income (loss) per common share:
Basic income (loss) from continuing operations	$0.04	$(0.31)	$(0.01)	$(0.94)
Basic income (loss) from discontinued operations	—	—	—	(0.01)
Basic income (loss) per share available to common shareholders	$0.04	$(0.31)	$(0.01)	$(0.95)
Diluted income (loss) per common share:
Diluted income (loss) from continuing operations	$0.03	$(0.31)	$(0.01)	$(0.94)
Diluted income (loss) from discontinued operations	—	—	—	(0.01)
Diluted income (loss) per share available to common shareholders	$0.03	$(0.31)	$(0.01)	$(0.95)
Denominator:
Basic	115,462,646	27,614,441	57,580,062	27,529,120
Diluted	137,083,825	27,614,441	57,580,062	27,529,120

(1)
The computation of diluted EPS does not include 122,522 shares of restricted stock, 556,827 options, 6,240,521 warrants, and up to 37,918,483 shares of underlying common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of underlying common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 265,212 shares of restricted stock, 763,594 options, 6,240,521 warrants, and up to 10,738,165 shares of underlying common stock issuable upon conversion of the 8.5% Convertible Notes, as the effect of their inclusion would have been anti-dilutive.

(3)	The computation of diluted EPS did not include 21,621,179 warrants as the effect of their inclusion would have been anti-dilutive.

(6) Stock-based Compensation

On June 27, 2017, the shareholders of the Company voted to amend, and the Company amended, the Amended and Restated 2010 Omnibus Incentive Plan (as amended, the "Omnibus Plan") to increase the number of shares authorized for issuance thereunder by 9,900,000 shares. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee of the Company's board of directors. The Omnibus Plan provides for an aggregate of 12,600,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan.

Options

As of December 31, 2016, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the three months and nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, options to purchase 556,827 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $8.79 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the nine months ended September 30, 2017:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2017	763,594	$8.52	2.47	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(206,767)	$7.79	—
Options expired	—	—	—
Options outstanding, September 30, 2017	556,827	$8.79	1.55	$—
Exercisable at September 30, 2017	556,827	$8.79	1.55
Unvested at September 30, 2017	—	—	—	$—

As of September 30, 2017, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred additional stock-based compensation expense of approximately $77,000 and $142,000 relating to restricted stock granted to its board of directors and certain employees during the three months ended September 30, 2017 and 2016, respectively, and approximately $340,000 and $270,000 during the nine months ended September 30, 2017 and 2016, respectively.

Under the Omnibus Plan, 41,259 shares of restricted stock granted to the Company’s directors during 2015 vested during the year ended December 31, 2016. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense related to these 41,259 shares of restricted stock of approximately $0 and $103,000 during the three months and nine months ended September 30, 2016, respectively.

During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 65,212 shares of restricted stock of approximately $0 and $61,000 during the three months ended September 30, 2017 and 2016, respectively, and $106,000 and $80,000 during the nine months ended September 30, 2017 and 2016, respectively. The 65,212 shares of restricted stock vested during the nine months ended September 30, 2017.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $60,000 and $81,000, related to these 200,000 shares of restricted stock during the three months ended September 30, 2017 and 2016, respectively and $217,000 and $87,000 during the nine months ended September 30, 2017 and 2016, respectively. Approximately 46,000 and 40,000 shares of restricted stock were vested and forfeited, respectively, during the three months and nine months ended September 30, 2017, with 114,000 pending vesting at September 30, 2017.

During the nine months ended September 30, 2017, the Company granted 51,132 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $17,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 51,132 shares of restricted stock of approximately $17,000 during the three months and nine months ended September 30, 2017. Approximately 42,610 shares of restricted stock vested during the three months and nine months ended September 30, 2017 with 8,522 pending vesting at September 30, 2017.

The following table presents the activity of the Company’s unvested shares of restricted stock for the nine months ended September 30, 2017:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2017	265,212
Granted	51,132
Vested	(153,822)
Forfeited	(40,000)
Outstanding September 30, 2017	122,522

The aggregate intrinsic value of the awards of 8,522 and 114,000 shares is $3,000 and $34,000, respectively and the remaining weighted average life of these awards is 0.82 years and 0.74 years, respectively as of September 30, 2017.

Performance Shares

During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares was contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. Given that the Company's financial performance goal was not achieved the remaining performance shares have been forfeited during the year ended December 31, 2016. At September 30, 2016, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the three months and nine months ended September 30, 2016.

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance and are exercisable as they are fully vested. At September 30, 2017, all 4,240,521 warrants remained outstanding.

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

On July 28, 2017, in connection with the recapitalization transaction, the Company issued common stock purchase warrants to certain investors to purchase up to an aggregate of 42,500,000 shares of the Company’s common stock at an exercise price of $0.20 per share (the "Warrant Shares"). The warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of the Company’s Convertible Notes and New Convertible Notes (each as defined below) outstanding on July 28, 2017 into shares of the Company’s common stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The warrants have an eight year term. The number of Warrant Shares is subject to anti-dilution adjustment provisions.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total income	$—	$3	$33	$9
Total expenses	33	57	290	257
Income (loss) before income taxes	(33)	(54)	(257)	(248)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations, net of income taxes	$(33)	$(54)	$(257)	$(248)

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

As of September 30, 2017 and December 31, 2016, the Company owned 611 and 621 policies, respectively, with an aggregate estimated fair value of life settlements of $555.2 million and $498.4 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at September 30, 2017 was 8.5 years. The following table describes the Company’s life settlements as of September 30, 2017 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	8	$28,100	$34,517
1 - 2	14	34,246	50,168
2 - 3	19	37,559	71,704
3 - 4	33	59,196	146,551
4 - 5	54	91,534	267,580
Thereafter	483	304,587	2,317,307
Total	611	$555,222	$2,887,827
*Based on remaining life expectancy at September 30, 2017, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 16, "Fair Value Measurements" of the accompanying consolidated financial statements.

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
*Based on remaining life expectancy at December 31, 2016, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 16, "Fair Value Measurements" of the accompanying consolidated financial statements.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of September 30, 2017, are as follows (in thousands):

Remainder of 2017	$21,610
2018	87,826
2019	95,313
2020	98,580
2021	98,517
Thereafter	876,813
$1,278,659

The amount of $1.28 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

(9) White Eagle Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the White Eagle Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the "Conversion") and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the White Eagle Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. The White Eagle Revolving Credit Facility was amended on November 9, 2015 (the "White Eagle Amendment"). As amended, the White Eagle Revolving Credit Facility may provide earlier participation in the portfolio cash flows if certain loan to value ("LTV") ratios are achieved. Additionally, the maximum facility limit was reduced from $300.0 million to $250.0 million, and the interest rate under the facility was increased by 50 basis points.

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

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 609 life insurance policies with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $554.5 million are pledged as collateral under the White Eagle Revolving Credit Facility at September 30, 2017. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of accrued and unpaid interest on borrowings (excluding the rate floor portion described below), plus (iv) 100% of any other fees and expenses funded and to be funded as approved by the required lenders, less (v) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At September 30, 2017, $60.7 million was undrawn and $5.2 million was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.

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

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of September 30, 2017, the cash interest coverage ratio was 4.00:1 and the loan to value ratio was 59%, as calculated using the lenders' valuation. It should be noted that although the Company met the required threshold at quarter end, the threshold was not met for all days during the quarter. See below for a description of an amendment to the White Eagle Revolving Credit Facility subsequent to the quarter end which allowed the Company to participate in the waterfall.

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $35.0 million 8.5% Senior Secured Notes due July 15, 2021 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), the $75.8 million 5% Convertible Notes due February 15, 2023 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), and the $1.2 million 8.5% Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 11, "8.50% Senior Unsecured Convertible Notes", Note 12, "5.0% Senior Unsecured Convertible Notes", Note 13, "15.0% Senior Secured Notes", Note 14, "8.5% Senior Secured Notes", and Note 15, "15.0% Promissory Note" to the accompanying consolidated financial statements for further information.

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

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the three months and nine months ended September 30, 2017, approximately $16.2 million and $28.8 million, respectively, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Clause	Amount		Use of Proceeds
First:	$84	$228	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	7	30	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	4,600	11,294	Administrative Agent - Accrued and Unpaid Interest
Sixth:	11,558	17,214	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	—	—	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved - $0
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	—	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$16,249	$28,766

Approximately $2.5 million of the amount distributed during the nine months ended September 30, 2017 was from maturity proceeds collected during the year ended December 31, 2016.

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed through the waterfall as shown above (in thousands):

Face value collected in 2016 and distributed during the nine months ended September 30, 2017	$2,480
Face value collected and distributed during the nine months ended September 30, 2017	26,180
Face value collected in current quarter	8,200
Other collections*	199
Total waterfall collection	$37,059
Less: Total waterfall distribution during the nine months ended September 30, 2017	(28,766)
Total to be distributed subsequent to the quarter ended September 30, 2017	$8,293
*Includes refund of premiums and interest earned on maturity proceeds

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the three months and nine months ended September 30, 2017 and 2016, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Amount drawn for premium payments	$21,056	$13,277	$63,305	$38,031
Amount drawn in fees to service providers	631	430	1,781	1,265
Total amount drawn	$21,687	$13,707	$65,086	$39,296

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the

November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 30, 2016, the LIBOR floor increased from 1.5% to 1.69%. The effective rate at September 30, 2017 and 2016 was 6.19% and 6.00%, respectively.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Effective with the White Eagle Amendment on November 9, 2015, interest for the applicable margin of 4.50% is no longer withheld from borrowings by the lender. Total interest expense on the facility during the three months and nine months ended September 30, 2017 and 2016 paid through the waterfall distribution from maturity proceeds or paid directly by White Eagle was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest paid through waterfall	$4,600	$2,823	$11,294	$8,039
Interest paid by White Eagle	—	103	782	103
Total interest expense	$4,600	$2,926	$12,076	$8,142

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 on any day during the quarter does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of September 30, 2017, the cash interest coverage ratio was 4.00:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

At September 30, 2017, the fair value of the outstanding debt was $316.2 million and the borrowing base was approximately $314.5 million, which includes $309.3 million of outstanding principal. Approximately $5.2 million was available to borrow under the White Eagle Revolving Credit Facility.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At September 30, 2017, approximately $8.3 million included in restricted cash was on account with White Eagle awaiting distribution through the waterfall.

Subsequent Events
White Eagle Revolving Credit Facility Amendment
On October 4, 2017, White Eagle Asset Portfolio, LP entered into an amendment to the Second Amended and Restated Loan and Security Agreement. The amendment changed the provisions over how participation of the proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. The amendment included an exclusion from the cash interest coverage ratio of at least 2.0:1 for the period of July 1, 2017 through July 28, 2017. As a result of the amendment, the Company will participate in the waterfall distribution scheduled during October 2017.

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
General & Security. The Red Falcon Revolving Credit Facility provided for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of September 30, 2017, all life insurance policies previously owned by Red Falcon and pledged as collateral under the Red Falcon Revolving Credit Facility were sold to White Eagle, an affiliate of the Company. See Note 9, "White Eagle Revolving Credit Facility," to the accompanying consolidated financial statements for further information regarding the Company's portfolio subsequent to the Facility Termination.
Borrowing Base & Availability. Revolving credit borrowings were permitted for a five-year period with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility was subject to a borrowing base, which at any time was equal to the lesser of (A) the sum of all of the following amounts that were funded or were to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that were not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and which were to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110.0 million. All outstanding principal and interest was repaid in connection with the Facility Termination as of September 30, 2017.

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
Interest expense on the facility was $1.3 million and $3.2 million for the three months and nine months ended September 30, 2016, respectively.
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
At September 30, 2017, there was no outstanding principal and interest as the Red Falcon Revolving Credit Facility had been fully repaid on December 29, 2016.

(11) 8.50% Senior Unsecured Convertible Notes

In February 2014, the Company issued $70.7 million in an aggregate principal amount of 8.50% senior unsecured convertible notes due 2019 (the "Convertible Notes" or "8.5% Convertible Notes"). The Convertible Notes were issued pursuant to an indenture dated February 21, 2014, between the Company and U.S. Bank National Association, as trustee (the "Convertible Note Indenture").

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

On February 14, 2017, the Company solicited consents (the "Consent Solicitation") to issue additional 8.50% Convertible Notes (the "Additional Convertible Notes") in lieu of a cash payment of interest on February 15, 2017 (the "2017 Interest Payment Date") to holders of the Convertible Notes.

On March 14, 2017, the Company issued Additional Convertible Notes for an aggregate principal amount of $3.5 million following the Company’s receipt of the requisite consents of the holders of the Convertible Notes of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to the existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017.

On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (the "Master Transaction Agreements") by and among the Company, PJC Investments, LLC, a Texas limited liability company ("PJC") and each such Consenting Convertible Note Holder that is a party to such Master Transaction Agreement regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction") which included, among other transactions, a Convertible Note Exchange Offer and a New Convertible Note Indenture providing for the issuance of New Convertible Notes to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements).

As part of the Transaction, on April 18, 2017, the Company launched an exchange offer (the "Convertible Note Exchange Offer") to the existing holders of its outstanding Convertible Notes for 5.0% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes" or "5% Convertible Notes"). At least 98% of the holders of the Convertible Notes were required to tender in the Convertible Note Exchange Offer as a condition to closing the Transaction.

On July 26, 2017, the Company’s offer to exchange its outstanding $74.2 million aggregate principal amount of Convertible Notes for its New Convertible Notes expired. At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer. The amount exchanged included approximately $73.0 million of principal outstanding prior to the exchange and approximately $2.8 million of interest paid in kind at the exchange date. The outstanding principal amount of the Convertible Notes after the exchange was approximately $1.2 million.

On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.

In connection with the Transaction Closing, the Company entered into a supplemental indenture (the "Supplemental Convertible Note Indenture") to the Convertible Note Indenture governing the Convertible Notes. The purpose of the Supplemental Convertible Note Indenture was to eliminate substantially all of the restrictive covenants, eliminate certain events of default, eliminate the covenant restricting mergers and consolidations and modify certain provisions relating to defeasance contained in the Convertible Note Indenture and the Convertible Notes (collectively, the "Proposed Amendments") promptly after the receipt of the requisite consents for the Proposed Amendments.

The Company performed an assessment of the modification of the Convertible Notes under ASC 470, Debt, and determined the transaction is a troubled debt restructuring. The Company did not recognize any gain as a result of the restructuring, approximately $7.7 million was reclassified to the New Convertible Notes, including $6.7 million and $1.0 million related to debt discount and origination cost, respectively. Additionally, approximately $2.5 million was recognized as expense as a onetime debt modification cost. See Note 12 "5.0% Senior Unsecured Convertible Notes" for a description of the changes in terms of the note.

As of September 30, 2017, the carrying value of the Convertible Notes was $1.1 million, net of unamortized debt discounts and origination costs of $102,000 and $15,000, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.

During the three months ended September 30, 2017, the Company recorded $3.4 million of interest expense on the Convertible Notes, including $2.5 million, $499,000, $317,000 and $47,000 from a onetime debt modification cost, interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $2.5 million during the three months ended September 30, 2016, which included $1.5 million, $838,000 and $124,000 from interest, amortizing debt discounts and origination costs, respectively.

During the nine months ended September 30, 2017, the Company recorded $9.2 million of interest expense on the Convertible Notes, including $4.2 million, $2.5 million, $2.1 million and $311,000 from interest, one time debt modification cost, amortizing debt discounts and origination costs, respectively, compared to interest expense of $7.2 million during the nine months ended September 30, 2016, which included $4.5 million, $2.4 million and $351,000 from interest, amortizing debt discounts and origination costs, respectively. Interest for the nine months ended September 30, 2017 was higher due to approximately $522,000 of additional interest paid in kind to note holders.

(12) 5.0% Senior Unsecured Convertible Notes

On July 26, 2017, the Company’s Convertible Note Exchange Offer expired. At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer.

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to an Indenture (the "New Convertible Note Indenture") between the Company and U.S. Bank, National Association, as indenture trustee. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provide, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

Holders of New Convertible Notes may convert their New Convertible Notes at their option on any day prior to the close of business on the second scheduled trading day immediately preceding February 15, 2023. Upon conversion, the Company will deliver shares of Common Stock, together with any cash payment for any fractional share of Common Stock. The initial conversion rate for the New Convertible Notes denominated in $1,000 increments will be 500 shares of Common Stock per $1,000 principal amount of New Convertible Notes, which corresponds to an initial conversion price of approximately $2.00 per share of Common Stock. The initial conversion rate for the New Convertible Notes denominated in $1.00 increments will be 0.5 shares of Common Stock per $1.00 principal amount of New Convertible Notes, which corresponds to an initial conversion price of approximately $2.00 per share of Common Stock. The conversion rate will be subject to adjustment in certain circumstances.

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

The provisions of the New Convertible Note Indenture include a make-whole provision to compensate the Company’s debt holders for the lost option time value and forgone interest payments upon the Company experiencing a Fundamental Change (as defined in the New Convertible Note Indenture). These Fundamental Changes revolve around change in beneficial ownership, the consummation of specified transactions which result in the conversion of common stock into other assets or the sale, transfer or lease of all or substantially all of the Company’s assets, a majority change in the composition of the Company’s Board of Directors, the Company’s stockholders approval of any plan for liquidation of dissolution of the Company, and the Common Stock ceasing to be listed or quoted on a Trading Market . The number of incremental additional shares to be issued as a result of a Fundamental Change is based on a table which calculates the adjustment based on the inputs of time and share value.

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

The New Convertible Note Indenture, among other things includes provisions such as the Company’s failure to timely file any document or report that is required to be filed with the SEC, as well as a registration statement covering the re-sale by holders of the New Convertible Notes not being declared effective by the SEC; the Company’s failure to cure such a default within 14 days after the occurrence will result in the Company being required to pay additional interest in cash.

Additional interest on the New Convertible Notes will accrue with respect to the first 90-day period (or portion thereof) following the restricted transfer triggering date, which is 120 days after the last date on which any securities are originally issued under the New Convertible Note Indenture or a registration statement regarding the resale by the holders of the securities or holders of any shares of common stock issuable upon conversion. For each day that a restricted transfer default is continuing at a rate equal to 0.25% per annum of the principal amount of New Convertible Notes, which rate will increase by an additional 0.25% per annum of the principal amount of the New Convertible Notes for each subsequent 90- day period (or portion thereof) while a restricted transfer default is continuing until all restricted transfer defaults have been cured, up to a maximum of 0.5% of the principal amount of the securities. Following the cure of all restricted transfer defaults, the accrual of additional interest arising from restricted transfer defaults will cease.

The New Convertible Note Indenture states that the sole remedy for an event of default relating to the failure by the Company to comply with the provisions of the New Convertible Note Indenture requiring timely reporting by the Company and for any failure to comply with Section 314(a)(1) of the Trust Indenture Act shall, for the first 365 days after the occurrence of such an Event of Default, consist exclusively of the right to receive special interest on the New Convertible Notes at an annual rate equal to 0.50% of the principal amount of the New Convertible Notes.

As of September 30, 2017, the carrying value of the New Convertible Notes was $68.4 million, net of unamortized debt discounts and origination costs of $6.5 million and $1.0 million, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months and nine months ended September 30, 2017, the Company recorded $863,000 of interest expense on the New Convertible Notes, including $664,000, $173,000 and $26,000 from interest, amortization of debt discount and origination costs, respectively.

(13) 15.0% Senior Secured Notes

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

During the nine months ended September 30, 2017, the Company entered into three supplemental indentures with the Senior Secured Note Trustee as follows:

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

On May 15, 2017, the second supplemental indenture amended and restated the Senior Secured Indenture to amend the definition of "Permitted Indebtedness" to include the Bridge Note (as defined below) in the original principal amount of $1.5 million, made by the Company in favor of PJC Investments, LLC.

On June 28, 2017, the third supplemental indenture amended and restated the Senior Secured Indenture to: (i) modify the definition of "Permitted Indebtedness" to include the increased principal amount of $3.3 million pursuant to the Amended and Restated Bridge Note (as defined below) and (ii) amend the definition of "Payment Date," so that beginning with and including July 14, 2017, the interest payment date occurs monthly, as opposed to quarterly.

Interest on the 15.0% Senior Secured Notes accrues at 15.0% per annum payable monthly and all 15.0% Senior Secured Notes will mature on September 14, 2018 (the "Maturity Date"). The 15.0% Senior Secured Notes may be optionally redeemed in full at any time and must be redeemed in full upon additional issuances of debt by Emergent Capital, Inc., in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the 15.0% Senior Secured Notes redeemed up to the date of redemption, and (ii) the present value, as of the date of redemption of all remaining interest payments to the Maturity Date using a discount rate equal to the yield to maturity at the time of computation on the US treasury security with a constant maturity most nearly equal to the period from the redemption date to the Maturity Date plus 50 basis points. Upon a change of control, the Company will be required to make an offer to holders of the 15.0% Senior Secured Notes to repurchase the 15.0% Senior Secured Notes at a price equal to 107.5% of their principal amount.

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

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15.0% Senior Secured Notes. Pursuant to the Participation Agreement, each Consenting Senior Note Holder agreed to enter into a Senior Note purchase agreement with PJC or its designee to sell 100% of the aggregate principal amount of the New Senior Notes that are to be issued to such Consenting Senior Note Holder at a price equal to 100% of the face amount of each New Senior Note purchased. In connection with the Transaction Closing, the Company agreed to pay each Consenting Senior Note Holder 5.0% of the face amount of the 15.0% Senior Secured Notes held by such Consenting Senior Note Holder, plus all accrued but unpaid interest under such 15.0% Senior Secured Notes through the date of the Transaction Closing.

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

In connection with the Transaction Closing, the Company paid each Senior Secured Note Holder 5% of the face amount of the 15.0% Senior Secured Notes held by such Senior Secured Note Holder as of immediately prior to the Transaction Closing, plus all accrued but unpaid interest of such 15.0% Senior Secured Notes through the date of the Transaction Closing, pursuant to the Exchange Participation Agreement.

All outstanding principal and interest amounts due under the 15.0% Senior Secured Note were repaid on July 28, 2017 in connection with the consummation of the Transaction Closing.

As a result of the Transaction Closing, approximately $2.0 million was expensed as extinguishment related to early repayment of the facility, including $1.5 million and $518,000 related to prepayment penalty and write off of origination cost, respectively.
During the three months ended September 30, 2017, the Company recorded approximately $337,500 of interest expense on the 15.0% Senior Secured Notes, which includes $337,500 of interest and $0 of amortizing debt issuance costs, compared to interest expense of $1.2 million during the three months ended September 30, 2016, which included $1.2 million of interest and $84,000 of amortizing debt issuance costs, respectively.
During the nine months ended September 30, 2017, the Company recorded approximately $2.8 million of interest expense on the 15.0% Senior Secured Notes, which includes $2.6 million of interest and $184,000 of amortizing debt issuance costs, compared to interest expense of $2.8 million during the nine months ended September 30, 2016, which included $2.5 million of interest and $260,000 of amortizing debt issuance costs, respectively.

(14) 8.5% Senior Secured Notes

In connection with the Transaction Closing, the Company and the Senior Secured Note Trustee entered into an Amended and Restated Senior Secured Note Indenture (the "Amended and Restated Senior Secured Indenture") to amend and restate the Senior Secured Indenture between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "8.5% Senior Secured Notes") in an aggregate amount of $30.0 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

The Amended and Restated Senior Secured Indenture provides that the 8.5% Senior Secured Notes may be optionally redeemed in full by the Company at any time and must be redeemed in full upon additional issuances of debt by the Company in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the 8.5% Senior Secured Notes redeemed up to the date of redemption, and (ii) the Applicable Premium, if any, as defined in the Amended and Restated Senior Secured Indenture. Upon a change of control, the Company will be required to make an offer to holders of the 8.5% Senior Secured Notes to repurchase the 8.5% Senior Secured Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest up to the date of redemption.

The Amended and Restated Senior Secured Indenture contains negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the 8.5% Senior Secured Notes, and restrictions on dividends and stock repurchases, among other things. The 8.5% Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company, and pledges of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

The Amended and Restated Senior Secured Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the Amended and Restated Senior Secured Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the Amended and Restated Senior Secured Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the 8.5% Senior Secured Notes then outstanding may declare the principal of and accrued but unpaid interest, plus a premium, if any, on all the 8.5% Senior Secured Notes immediately due and payable, subject to certain conditions set forth in the Amended and Restated Senior Secured Indenture.

On August 11, 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s 8.5% Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of 8.5% Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of 8.5% Senior Secured Notes.

At September 30, 2017, the outstanding principal of the 8.5% Senior Secured Notes is $35.0 million with a carrying value of $33.9 million, net of unamortized debt issuance cost of $1.1 million.
During the three months and nine months ended September 30, 2017, the Company recorded approximately $546,000 of interest expense on the 8.5% Senior Secured Notes, which includes $511,000 of interest and $35,000 of amortizing debt issuance costs.

(15) 15.0% Promissory Note

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

In consideration for the Bridge Note and pursuant to a fee letter agreement by and between the Company and PJC dated May 15, 2017, the Company agreed to pay an additional termination fee equal to $1.5 million in the event that the Company becomes obligated to pay certain termination fees pursuant to certain termination provisions under the Master Transaction Agreements.

The Company drew approximately $870,000 and $2.8 million on the Amended and Restated Bridge Note and recorded interest expense of approximately $25,000 and $36,000 during the three months and nine months ended September 30, 2017, respectively.
All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the Transaction Closing.

(16) Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of September 30, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$555,222	$555,222
	$—	$—	$555,222	$555,222

The balances of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$316,166	$316,166
	$—	$—	$316,166	$316,166

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$498,400	$498,400
	$—	$—	$498,400	$498,400

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$257,085	$257,085
	$—	$—	$257,085	$257,085

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 9/30/17	Aggregate death benefit at 9/30/17	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed	$104,144	$305,706	Discounted cash flow	Discount rate	14.50%	-	17.50%
				Life expectancy evaluation	(5.3 years)
Premium financed	$451,078	$2,582,121	Discounted cash flow	Discount rate	15.50%	-	21.00%
				Life expectancy evaluation	(8.8 years)
Total Life settlements	$555,222	$2,887,827	Discounted cash flow	Discount rate	15.93%
				Life expectancy evaluation	(8.5 years)
White Eagle Revolving Credit Facility	$316,166	$2,875,827	Discounted cash flow	Discount rate	18.33%
				Life expectancy evaluation	(8.5 years)

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

During 2015, the SOA released new versions of the Valuation Basic Tables, (the "2015 VBT"). The 2015 VBT has a significant increase in exposure and number of claims compared to the 2008 VBT and is believed to be a better fit for the life settlement industry and is becoming more widely accepted. During the year ended December 31, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams.

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

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$467,960	$(87,262)
-	$555,222	$—
-6	$646,516	$91,294

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at September 30, 2017, the Company determined that the weighted average discount rate calculated based on death benefit was 15.93%, compared to 16.37% at December 31, 2016.

At one time, due to the Company’s association with the USAO Investigation and certain civil litigation involving the Company, the Company believed that, when given the choice to invest in a policy that was associated with the Company’s premium finance business and a similar policy without such an association, all else being equal, an investor would have generally opted to invest in the policy that was not associated with the Company’s premium finance business. However, since the Company entered into a non-prosecution agreement with the USAO, investors have required less of a risk premium to transact in policies associated with the Company’s legacy premium finance business. With passage of time, and resolution of litigations, the Company now believes investors no longer require a greater risk premium for policies associated with the Company's premium finance business than the risk premium otherwise required for policies that were premium financed. In general, the Company believes that the risk premium an investor would require to transact in a policy that has been premium financed versus a policy without premium financing is lessening in the current market environment and further expects that, with the passage of time, investors will continue to require less of a risk premium to transact in policies that had been premium financed.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At September 30, 2017, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of September 30, 2017:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	18.1%	20.9%	A1	AA-
Lincoln National Life Insurance Company	22.2%	19.4%	A1	AA-

Estimated risk premium

As of September 30, 2017, the Company owned 611 policies with an estimated fair value of $555.2 million. Of these 611 policies, 533 were previously premium financed and are valued using discount rates that range from 15.50% to 21.00%. The remaining 78 policies, which are non-premium financed, are valued using discount rates that range from 14.50% to 17.50%. As of September 30, 2017, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 15.93%.

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

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
15.43%	-0.50%	$569,235	$14,013
15.93%	—	$555,222	$—
16.43%	+0.50%	$541,770	$(13,452)

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

White Eagle Revolving Credit Facility— As of September 30, 2017, 609 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 9, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$273,871	$(42,295)
	$316,166	$—
-6	$363,634	$47,468

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of September 30, 2017 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
17.83%	-0.50%	$323,643	$7,477
18.33%	—	$316,166	$—
18.83%	+0.50%	$308,971	$(7,195)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At September 30, 2017, the fair value of the debt was $316.2 million and the outstanding principal was approximately $309.3 million.

Red Falcon Revolving Credit Facility— During the year ended December 31, 2016, the Company terminated the Red Falcon Revolving Credit Facility and repaid all outstanding principal and interest. At December 31, 2016, all policies that were pledged by Red Falcon to serve as collateral for its obligations under the Red Falcon Revolving Credit Facility were sold to White Eagle.

Prior to the Facility Termination, proceeds from the policies pledged as collateral under the Red Falcon Credit Facility were distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds were directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the loan. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds were to be paid to the lenders to repay the then outstanding principal balance, which varied depending on the then loan to value ratio as more fully described in Note 10, "Red Falcon Revolving Credit Facility." The Company had elected to account for this long-term debt using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the Red Falcon Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, the Company’s estimates were not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions were the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

8.5% Convertible Notes—The Company determined that an embedded conversion option in the Convertible Notes was required to be separately accounted for as a derivative under Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815"). ASC 815 required the Company to bifurcate the embedded conversion option and record it as a liability at fair value and reduce the debt liability by a corresponding discount of an equivalent amount. The Company used a Black Scholes pricing model that incorporates present valuation techniques and reflect both the time value and the intrinsic value of the embedded conversion option to approximate the fair value of the conversion derivative liability at the end of each reporting period. This model required assumptions as to expected volatility, dividends, terms, and risk free rates.

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

On July 26, 2017, the Company’s Convertible Note Exchange Offer to exchange its outstanding $74.2 million aggregate principal amount of Convertible Notes for its New Convertible Notes expired. At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer. The amount of Convertible Notes exchanged included approximately $73.0 million of principal outstanding prior to the exchange and approximately $2.8 million of interest paid in kind at the exchange date. The outstanding principal of the Convertible Notes after the exchange was approximately $1.2 million.

See Note 11, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information. Although the Company believes its valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2017, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2017	$498,400
Purchase of policies	—
Change in fair value	53,294
Matured/lapsed/sold policies	(59,573)
Premiums paid	63,101
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2017	$555,222
Changes in fair value included in earnings for the period relating to assets held at September 30, 2017	$19,992

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2017, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2017	$257,085
Draws under the White Eagle Revolving Credit Facility	65,086
Payments on White Eagle Revolving Credit Facility	(17,214)
Unrealized change in fair value	11,209
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2017	$316,166
Changes in fair value included in earnings for period relating to liabilities held at September 30, 2017	$11,209

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2016, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2016	$461,925
Purchase of policies	16
Retained death benefits acquisitions	1,374
Change in fair value	(2,690)
Matured/sold policies	(29,980)
Premiums paid	52,750
Transfers into level 3	—
Transfers out of level 3	—
Balance, September 30, 2016	$483,395
Changes in fair value included in earnings for the period relating to assets held at September 30, 2016	$(17,838)

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2016, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2016	$169,131
Draws under the White Eagle Revolving Credit Facility	39,295
Payments on White Eagle Revolving Credit Facility	(10,577)
Unrealized change in fair value	(15,721)
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2016	$182,128
Changes in fair value included in earnings for the period relating to liabilities at September 30, 2016	$(15,721)

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2016, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility:
Balance, January 1, 2016	$55,658
Draws under the Red Falcon Revolving Credit Facility	15,387
Payments on Red Falcon Revolving Credit Facility	(9,195)
Unrealized change in fair value	(400)
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2016	$61,450
Changes in fair value included in earnings for the period relating to liabilities held at September 30, 2016	$(400)

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2017 and 2016.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, investment in affiliates, 8.5% Senior Secured Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

(17) Segment Information

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. See Note 7 "Discontinued Operations" to the accompanying consolidated financial statements for further information.

(18) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $246,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $84,000 and $103,000 for the three months ended September 30, 2017 and 2016, respectively and approximately $296,000 and $311,000 for the nine months ended September 30, 2017 and 2016, respectively. Future minimum lease payments for the remainder of 2017 are approximately $61,000.

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

Mediation Agreement

On August 10, 2017, Antony Mitchell, then the Chief Executive Officer of the Company and a member of the Company's board of directors, notified the Company of his intention to terminate his employment agreement with the Company, effective as of a date to be determined in accordance with the terms of such agreement. On September 15, 2017, the Company entered into a Mediation Agreement with Mr. Mitchell, pursuant to which Mr. Mitchell agreed, among other things, to negotiate and enter into a separation agreement providing for his resignation from the position of Chief Executive Officer and from the Company's board of directors, in each case of the Company and its subsidiaries, no later than September 22, 2017. The Company will indemnify Mr. Mitchell for his legal fees not to exceed $150,000, which amount is recognized in the consolidated statement of operations for the three months and nine months ended September 30, 2017.

Subsequent Events

CEO Separation Agreement

On October 23, 2017, the Company entered into a Separation Agreement (the "CEO Separation Agreement") with Antony Mitchell, pursuant to which Mr. Mitchell resigned from the position of Chief Executive Officer and as a director of the Company and its subsidiaries effective October 23, 2017. The CEO Separation Agreement obligates the Company to indemnify Mr. Mitchell for his legal fees of $150,000, which amount is recognized in the consolidated statement of operations for the three months and nine months ended September 30, 2017.

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

Sun Life

On April 18, 2013, Sun Life Assurance Company of Canada ("Sun Life") filed a complaint against the Company and several of its affiliates in the United States District Court for the Southern District of Florida, captioned Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al. ("Sun Life Case"). In the case, Sun Life asserted, among other things, that at least 28 life insurance policies issued by Sun Life and owned by the Company, through certain of its subsidiary companies, were invalid. Sun Life’s complaint, as amended, asserted the following claims: (1) violation of the federal Racketeer Influenced and Corrupt Organizations ("RICO") Act, (2) conspiracy to violate the RICO Act, (3) common law fraud, (4) aiding and abetting fraud, (5) civil conspiracy to commit fraud, (6) tortious interference with contractual obligations, and (7) declaratory judgment that the policies were void ab initio. Following the Company’s filing of a motion to dismiss the Sun Life Case, on December 9, 2014, the court dismissed counts (2), (4), (5), (6) and (7) with prejudice. The Company then filed a motion for summary judgment on the remaining counts. Shortly after, on February 4, 2015, the Court issued an order granting the Company’s motion for summary judgment on counts (1) and (3), as a result of which the Company prevailed on all counts in the Sun Life Case.

On July 29, 2013, the Company filed a separate complaint against Sun Life in the United States District Court for the Southern District of Florida, captioned Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada ("Imperial Case"), which was subsequently consolidated with the Sun Life Case. The Imperial Case asserted claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and sought a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The Imperial complaint also sought compensatory damages amounting to at least $30.0 million and an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint, but the Court denied Sun Life’s motion in early 2015. Subsequently, on February 26, 2015, Sun Life appealed the denial to the United States Court of Appeals for the Eleventh Circuit. The Company moved to dismiss Sun Life’s appeal and, on December 17, 2015, the Court of Appeals ruled in favor of the Company, dismissing Sun Life’s appeal. The Imperial Case therefore returned to the District Court.

On September 22, 2016, however, the District Court granted summary judgment in favor of Sun Life on the entirety of the Imperial Case. Subsequently, on January 12, 2017, the Company appealed the District Court’s decision, and on January 24, 2017, Sun Life filed its own notice of appeal. As part of these two appeals, the Court of Appeals will review every dispositive order issued by the District Court throughout the consolidated case. Per the Court of Appeals, oral argument will be scheduled in the near future.

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

(19) Stockholders’ Equity

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

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, of which options to purchase 556,827 shares of common stock granted to existing employees were outstanding as of September 30, 2017, and 233,215 shares of restricted stock had been granted to directors under the plan with 122,522 shares subject to vesting. There were 11,695,958 securities remaining for future issuance under the Omnibus Plan as of September 30, 2017.

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program had a two-year expiration date, and authorized the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months ended September 30, 2017. As of September 30, 2017, the repurchase program has terminated.

On March 14, 2016, the Company filed a prospectus supplement with the SEC related to the offer and sale from time to time of the Company's common stock at an aggregate offering price of up to $50.0 million through FBR Capital Markets & Co. and MLV & Co. LLC, as distribution agents. Sales of shares of the Company's common stock under the prospectus supplement and the equity distribution agreement entered into with the distribution agents, if any, may be made in negotiated transactions or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act of 1933. The Company has agreed to pay the distribution agents a commission rate of up to 3% of the gross proceeds from the sale of any shares of common stock sold through the equity distribution agreement. During the year ended December 31, 2016, the Company sold 628,309 shares of common stock under this prospectus supplement at a weighted average price per share of $3.00, receiving proceeds net of commissions totaling approximately $1.8 million. Approximately $56,600 in commissions was paid in connection with the sales of shares.

Recapitalization Transactions
On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.
Common Stock Purchase Agreement
In connection with the Transaction Closing, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PJC, certain investors jointly designated by PJC and Triax Capital Advisors LLC, a New York limited liability company ("Triax"), to be party to the Stock Purchase Agreement (collectively, the "Common Stock Investors"), and certain Convertible Note Holders that were a party to the Stock Purchase Agreement (collectively, the "Convertible Note Holder Purchasers," and together with PJC and the Common Stock Investors, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company issued and sold to the Purchasers 115,000,000 shares (the "Stock Purchase Agreement Shares") of the Company’s common stock, $0.01 par value, at a price of $0.20 per share for an aggregate purchase price of $23.0 million, of which PJC and the Common Stock Investors purchased 75,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $15.0 million and the Convertible Note Holder Purchasers, pursuant to the previously announced rights offering which expired on July 26, 2017, purchased 40,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $8.0 million, of which PJC purchased 19,320,038 shares in connection with the exercise of rights assigned to it by certain Convertible Note Holder Purchasers. The Stock Purchase Agreement contained customary representations, warranties, and covenants.

In connection with the Transaction Closing, the Company issued Common Stock Purchase Warrants (the "Warrants") to certain investors jointly designated by PJC and Triax (collectively, the "Warrant Investors") to purchase up to an aggregate of 42,500,000 shares of the Common Stock at an exercise price of $0.20 per share (the "Warrant Shares").

Common Stock Purchase Warrants

The Warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the Warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of Convertible Notes and New Convertible Notes outstanding upon the Transaction Closing into shares of Common Stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The Warrants have an eight year term. The number of Warrant Shares is subject to anti-dilution adjustment provisions.

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

Change in Significant Holders

As a result of the consummation of the Master Transaction Agreements, on the date of the Transaction Closing, a change in significant holders of the Company's common stock occurred. PJC and Triax, together with certain of their affiliates, acquired beneficial ownership of approximately 38.9% of the outstanding Common Stock, based on their aggregate acquisition of 39,320,038 shares of Common Stock and warrants to purchase 27,150,000 shares of Common Stock. Other investors designated by PJC and Triax acquired beneficial ownership of approximately 43.6% of the outstanding Common Stock, based on their aggregate acquisition of 55,000,000 shares of Common Stock and warrants to purchase 13,350,000 shares of Common Stock. Additionally, pursuant to the Board Designation Agreements, PJC and Triax designated two of seven directors to the Company’s Board, two other investors designated a third new director and a fourth new director, and a fifth new director was designated by a holder of New Convertible Notes, collectively resulting in a change in the majority of the Company’s Board.

Securities Purchase Agreement

On August 11, 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s 8.5% Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of 8.5% Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of 8.5% Senior Secured Notes.

Registration Rights Agreement

In connection with the Transaction Closing, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Common Stock Investors, the Warrant Investors, the Convertible Note Holder Purchasers and each such holder of the Company’s New Convertible Notes that is a party to the Registration Rights Agreement (the "New Convertible Note Holders"). Pursuant to the Registration Rights Agreement, the Company is required to register the resale of the Stock Purchase Agreement Shares, Warrant Shares, the New Convertible Notes and the shares of Common Stock issued or issuable upon conversion of the New Convertible Notes in accordance with the terms of the New Convertible Note Indenture (collectively, the "Registrable Securities"). Under the Registration Rights Agreement, the Company will be required to prepare and file a shelf registration statement with the Securities and Exchange Commission (the "SEC") within 60 days of the Transaction Closing, and to use its best efforts to have the registration statement declared effective upon the earliest to occur of (i) the date that is 120 days after the Transaction Closing, (ii) the date that is two (2) business days after the date that the SEC communicates to the Company that it has no comments to the registration statement, and (iii) the date that is two (2) business days after the date that the SEC communicates to the Company that all comments with respect to the registration statement have been resolved. Pursuant to the Registration Rights Agreement, the Company must use all commercially reasonable efforts to keep the registration statement continuously effective until the date when all of the Registrable Securities covered by such registration statement have been sold. The Registration Rights Agreement also contains piggyback registration rights in favor of the Common Stock Investors, Convertible Note Holder Purchasers and the New Convertibles Note Holders and customary indemnification provisions.

On August 11, 2017, the Company entered into a Registration Rights Agreement with Brennan (the "Brennan Registration Rights Agreement"), pursuant to which the Company is required to register the resale of the Brennan Shares. The Brennan Registration Rights Agreement is substantially similar to the Registration Rights Agreement entered into in connection with the Transaction Closing.

In accordance with its obligations under the Registration Rights Agreement and New Convertible Note Indenture, on August 25, 2017 the Company filed a shelf registration statement on Form S-1 (the "Registration Statement") with the SEC to register for the re-sale by certain selling stockholders named therein of up to 207,918,483 shares of Common Stock and up to $75,836,966 in aggregate principal amount of the New Convertible Notes. The SEC declared the Registration Statement effective on September 28, 2017.

(20) Income Taxes

The Company and its subsidiary companies are subject to U.S. federal income tax, as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

The Company’s provision for income taxes from continuing operations is estimated to result in a quarterly effective rate of 43.4% and 0.0% for the three month period ended September 30, 2017 and in 2016, respectively. The Company recorded total tax expense of approximately $3.2 million for the three month period ended September 30, 2017 which comprised estimated cash taxes to be paid of approximately $878,000 and deferred tax expense of approximately $2.3 million.

On July 28, 2017, as part of a series of integrated transactions to effectuate a recapitalization of the Company, the Company experienced an ownership change as described under Section 382 of the Internal Revenue Code. As a result of the ownership change, a significant amount of the Company’s cumulative U.S. net operating loss carryforwards became unavailable to offset future taxable income. The elimination of this tax attribute, together with a reassessment of the Company’s need for a valuation allowance and other movements in its deferred taxes, placed the Company in a net deferred tax liability position. The change resulted in a deferred income tax expense of approximately $2.3 million. The cash impact of these deferred tax liabilities are expected to occur upon the actual or deemed repatriation of earnings to the United States.

The effective tax rate differs from the Company’s expected tax rate of 35% principally due to the reductions in the deferred income tax asset for net operating losses and valuation allowance adjustments necessitated by the ownership change.

Repatriation of Foreign Income

Effective May 16, 2014, Lamington Road Limited, an Irish section 110 limited company and an indirect subsidiary of the Company ("Lamington") issued a promissory note to Markley Asset Portfolio, LLC a Delaware limited liability company and an indirect subsidiary of the Company ("Markley"), in a principal amount of $59.3 million. The amount was used by the Lamington as the partial purchase price of Markley’s interest in White Eagle.

The annual interest rate on the Promissory Note is 8.5% and is due to be paid at the end of each calendar year; provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of September 30, 2017, the outstanding principal balance was $73.8 million, which includes $14.5 million in capitalized interest expense.

Effective July 28, 2017, Lamington, issued a promissory note to Markley, in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington Road (the "Special Dividend Note"). The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0%. The Special Dividend Note will be treated as a taxable dividend for U.S. tax purposes for 2017 to the extent of the Company’s tax earnings and profits. Management has estimated that the recognition of the taxable dividend will result in approximately $878,000 of cash taxes for 2017. Future principal repayments of the Special Dividend Note to the Company should not result in an additional U.S. tax liability.

At September 30, 2017 the Company had the opportunity to repatriate funds of approximately $130.8 million through these promissory notes and should not result in a US tax liability.

Both promissory notes are eliminated in consolidation, with the exception of the $878,000 in taxes owed at September 30, 2017.

(21) Subsequent Events
White Eagle Revolving Credit Facility Amendment
On October 4, 2017, White Eagle Asset Portfolio, LP entered into an amendment to the Second Amended and Restated Loan and Security Agreement. The amendment changed the provisions over how participation of the proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. The amendment included an exclusion from the cash interest coverage ratio of at least 2.0:1 for the period of July 1, 2017 through July 28, 2017. The amendment allowed for the Company to participate in the waterfall distribution scheduled during October 2017.
CEO Separation Agreement

On October 23, 2017, the Company entered into a Separation Agreement (the "CEO Separation Agreement") with Antony Mitchell, pursuant to which Mr. Mitchell resigned from the position of Chief Executive Officer and as a director of the Company and its subsidiaries effective October 23, 2017. The CEO Separation Agreement obligates the Company to indemnify Mr. Mitchell for his legal fees of $150,000, which amount is recognized in the consolidated statement of operations for the three months and nine months ended September 30, 2017.

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 611 life insurance policies, also referred to as life settlements, with a fair value of approximately $555.2 million and an aggregate death benefit of approximately $2.9 billion at September 30, 2017. The Company primarily earns income on its life insurance policies from changes in their fair value and through death benefits.

The Company has incurred substantial losses and reported negative cash flows from operating activities of $24.7 million for the nine months ended September 30, 2017 and $45.6 million for the year ended December 31, 2016. As of September 30, 2017, we had approximately $35.7 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $21.7 is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $14.0 million being restricted by the White Eagle Revolving Credit Facility.

Going Concern

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. During the nine months ended September 30, 2017, the Company entered into certain agreements for the purpose of recapitalizing the Company, and on July 28, 2017 and August 11, 2017, the Company consummated a series of recapitalization transactions, as described below. In considering the cash on hand at September 30, 2017 and management's projections for receipts of death benefits from policy maturities, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs in excess of twelve months. Additionally, if we do not receive the projected death benefits as forecasted, the Company projects that it will have available sufficient cash to continue its operations for at least the next twelve months from the date of filing this Form 10-Q.

Recapitalization Transactions

On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Master Transaction Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each Consenting Convertible Note Holder that is a party to one or more Master Transaction Agreements ("Consenting Convertible Note Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which included an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, Warrants and certain other agreements and documents to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements). The Master Transaction Agreements and the transactions contemplated under the Master Transaction Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

On April 7, 2017, the Company entered into a series of amendments to the Master Transaction Agreements (the "MTA Amendments"), which amended each Master Transaction Agreement made as of March 15, 2017, as amended to date and from time to time, by and among the Company, PJC and the Consenting Convertible Note Holders party to each Agreement. The modifications as a result of the MTA Amendments are specified below.

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

Under the Master Transaction Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designees (the "Investors") purchasing up to 100% of the Company’s 15.0% Senior Secured Notes from the Consenting Senior Note Holders (as defined herein) pursuant to a Senior Note Purchase Agreement, (ii) PJC or the Investors purchasing $15.0 million in shares of Common Stock, pursuant to a Common Stock Purchase Agreement, and (iii) issuance to PJC or the

Investors of warrants to purchase up to 42,500,000 shares, as amended, of Common Stock at an exercise price of $0.20 per share, as amended, for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors would include four members representing PJC or the Investors and one member representing the Consenting Convertible Note Holders.

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes").

On April 18, 2017, the Company launched an exchange offer (the "Convertible Note Exchange Offer") to the existing holders of its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes" or "8.5% Convertible Notes") for 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes" or "5% Convertible Notes").

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC (the "Bridge Note"), to provide financing to fund the Company's continued operations with a maturity date of July 3, 2017. The Bridge Note was amended on June 28, 2017 (the "Amended and Restated Bridge Note"), to (i) increase the principal amount under the Bridge Note to $3.3 million and (ii) extend the maturity date from July 3, 2017 to the earlier of (a) July 28, 2017 and (b) the date on which the Master Transaction Agreements are consummated. Approximately $870,000 and $2.8 million was drawn on the Amended and Restated Bridge Note during the three months and nine months ended September 30, 2017, respectively. All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the consummation of the recapitalization transactions as described below.

On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.

As of September 30, 2017, the Company has incurred approximately $4.6 million in costs related to the recapitalization transactions, and of this amount, $1.2 million is included in 8.5% Senior Secured Notes, $2.5 million is recognized as interest expense for 8.5% Convertible Notes and $937,000 is recorded in Additional paid-in-capital on the consolidated balance sheet.
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

Convertible Note Exchange Offer

On July 26, 2017, the Company’s Convertible Note Exchange Offer to exchange its outstanding $74.2 million aggregate principal amount of Convertible Notes for its New Convertible Notes expired. At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer. The amount of Convertible Notes exchanged included approximately $73.0 million of principal outstanding prior to the exchange and approximately $2.8 million of interest paid in kind at the exchange date. The outstanding principal of the Convertible Notes after the exchange was approximately $1.2 million.

Second Supplemental Indenture for Convertible Notes

In connection with the Transaction Closing, the Company entered into a supplemental indenture (the "Supplemental Indenture") to that certain Indenture dated February 21, 2014 between the Company and U.S. Bank, National Association, as indenture trustee (as amended and supplemented or otherwise modified from time to time, the "Convertible Note Indenture") governing the Convertible Notes. The purpose of the Supplemental Indenture was to eliminate substantially all of the restrictive covenants, eliminate certain events of default, eliminate the covenant restricting mergers and consolidations and modify certain provisions relating to defeasance contained in the Convertible Note Indenture and the Convertible Notes (collectively, the "Proposed Amendments") promptly after the receipt of the requisite consents for the Proposed Amendments.

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

Amended and Restated Senior Secured Note Indenture and 8.5% Senior Secured Notes

In connection with the Transaction Closing, the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Secured Note Trustee") entered into an Amended and Restated Senior Secured Note Indenture (the "Amended and Restated Senior Secured Indenture") to amend and restate the Indenture dated as of March 11, 2016 (as amended and supplemented or otherwise modified from time to time, the "Senior Secured Indenture") between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15.0% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "8.5% Senior Secured Notes") in an aggregate amount of $30.0 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

As of September 30, 2017, the Company has incurred approximately $4.6 million in costs related to the recapitalization transactions, and of this amount, approximately $1.2 million represents debt issuance cost associated with the issuance and exchange of the 8.5% Senior Secured Notes. Consistent with ASC 835, Interest, the amount is presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Approximately $2.5 million was recognized in interest expense as a onetime debt modification cost associated with the 8.50% Convertible Notes. Approximately $937,000 is associated which the issuance of Common Stock and the amount is recorded in Additional paid-in-capital on the consolidated balance sheet at September 30, 2017.

Special Dividend Note

Prior to the Transaction Closing, Lamington Road Designated Activity Company, an Irish section 110 company and an indirect subsidiary of the Company ("Lamington"), issued a promissory note to Markley Asset Portfolio, LLC, a Delaware limited liability company and an indirect subsidiary of the Company ("Markley"), in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington (the "Special Dividend Note"). The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0%. Management has estimated that for tax purposes the issuance of the Special Dividend Note will result in approximately $878,000 of U.S. cash taxes for 2017. The transaction is eliminated in consolidation. The Special Dividend Note between the two entries will eliminate in consolidation, with the exception of the $878,000 in taxes owed for 2017 and its impact on the Company's deferred income tax position.

Securities Purchase Agreement

On August 11, 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s 8.5% Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of 8.5% Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of 8.5% Senior Secured Notes.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Our indirect subsidiary, White Eagle, is the owner of 609 of these life insurance policies with an aggregate death benefit of approximately $2.9 billion and a fair value of approximately $554.5 million at September 30, 2017. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the White Eagle Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During the nine months ended September 30, 2017, ten life insurance policies with face amounts totaling $59.6 million matured, resulting in a net gain of approximately $30.6 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the nine months ended September 30, 2017. All policy maturities during the quarter served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $34.4 million were received during the nine months ended September 30, 2017. Of this amount, approximately $28.8 million, inclusive of approximately $2.5 million collected during the year ended December 31, 2016, was utilized to repay borrowings, interest and expenses under the White Eagle Revolving Credit Facility for the nine months ended September 30, 2017, with approximately $8.3 million on account for White Eagle awaiting distribution through the waterfall. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and may, subject to our liquidity needs, selectively deploy capital in both the secondary and tertiary life settlement markets. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2017 would be $21.9 million. White Eagle would be eligible to borrow approximately $21.8 million of this amount to pay premiums on policies secured by the White Eagle Revolving Credit Facility with approximately $32,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of September 30, 2017.

Reduction in Force

On August 3, 2017 and August 11, 2017, as a reduction in force, the Company reduced its headcount from 20 employees to 12 employees, and included in this reduction in force were two of the Company’s executive officers. During the three months ended September 30, 2017, the Company recognized a onetime severance cost of approximately $1.0 million related to this reduction, and the amounts are being paid over a period of twelve months.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of life settlements, the valuation of the debt owing under the Revolving Credit Facilities have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 16, "Fair Value Measurements" of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 8, "Life Settlements (Life Insurance Policies)" and Note 16, "Fair Value Measurements" for further information.

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

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are directly deducted from the carrying amount of the liability in the consolidated balance sheets, are amortized over the life of the related debt using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company's 8.5% Convertible Notes, 5% Convertible Notes and 8.5% Senior Secured Notes. The Company did not recognize any deferred debt costs on the Revolving Credit Facilities given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facilities.

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

Our provision for income taxes from continuing operations results in a quarterly effective tax rate of 43.4% and 0.0% for 2017 and 2016, respectfully, except as noted below. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

In December of 2016, based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the net federal and state deferred income tax asset. The Company reassessed its need for a valuation allowance for the three month period ended September 30, 2017 and determined that an increase was appropriate due to an ownership change that occurred during the reporting period. The increase was principally related to reducing the expected realizability of its deferred income tax asset related to U.S. net operating losses. The change in the valuation allowance and other movements in deferred income taxes resulted in a net deferred income tax liability position as of September 30, 2017. The change from a zero net deferred income tax position to a net deferred income tax liability generated a deferred tax expense of $2.3 million for the three month period ended September 30, 2017.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Period Acquisitions — Policies Owned
Number of policies acquired	—	—	—	1
Average age of insured at acquisition	—	—	—	90.3
Average life expectancy — Calculated LE (Years)	—	—	—	2.3
Average death benefit	$—	$—	$—	$690
Aggregate purchase price	$—	$—	$—	$16
End of Period — Policies Owned
Number of policies owned	611	623	611	623
Average age of insured	83.2	82.2	83.2	82.2
Average death benefit per policy	$4,726	$4,741	$4,726	$4,741
Average Life Expectancy — Calculated LE (Years)	8.5	9.2	8.5	9.2
Aggregate Death Benefit	$2,887,827	$2,953,796	$2,887,827	$2,953,796
Aggregate fair value	$555,222	$483,395	$555,222	$483,395
Monthly premium — average per policy	$11.8	$10.6	$11.8	$10.6
Period Maturities
Number of policies matured	3	2	10	10
Average age of insured at maturity	80.3	85.2	82.6	85.6
Average life expectancy - Calculated LE (Years)	6.8	1.8	4.4	3.7
Aggregate death benefit	$16,500	$12,800	$59,573	$29,980
Gains on maturity	$11,597	$4,014	$30,603	$14,777
Proceeds collected	$8,200	$7,000	$34,373	$27,980

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

Results of Continuing Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net income from continued operations for the quarter ended September 30, 2017 was $4.2 million as compared to a net loss of $8.5 million for the same period last year. The following is our analysis of net loss for the period.

	Three Months Ended September 30,
	2017	2016	Change	% Change
Income	$24,488	$4,767	$19,721	414%	increase
Expenses	17,061	13,310	3,751	28%	increase
Provision for income taxes	(3,210)	—	(3,210)	100%	increase
Net income (loss)	$4,217	$(8,543)	$12,760	(149)%	increase

Income from continuing operations for the three months ended September 30, 2017 was mainly comprised of a gain on maturity of three policies with a net gain of approximately $11.6 million compared to a net gain on maturity of $4.0 million of two policies for the same period in 2016.

Total expenses from continuing operations for the three months ended September 30, 2017 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $4.6 million, $3.4 million on the 8.5% Convertible Notes, $863,000 on the 5% Convertible Notes, $337,500 on the 15.0% Senior Secured Notes, and $546,000 on the 8.5% Senior Secured Notes; $2.0 million loss on extinguishment of debt; and a change in the fair value of the White Eagle Revolving Credit Facility of $1.2 million.

Total expenses from continuing operations for the three months ended September 30, 2016 mainly comprised of interest expense of $2.9 million on the White Eagle Revolving Credit Facility, $2.5 million on the Convertible Notes, $1.3 million on the Red Falcon Revolving Credit Facility, and $1.2 million on the 15.0% Senior Secured Notes.

Income was impacted by a tax expense of approximately $3.2 million which comprised estimated cash taxes to be paid of approximately $878,000 and deferred tax expense of approximately $2.3 million.

During the three months ended September 30, 2017, Lamington issued a promissory note to Markley in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington Road (the "Special Dividend Note"). Management is currently estimating that for tax purposes the issuance of the Special Dividend Note will result in approximately $878,000 of U.S. cash taxes.

On July 28, 2017, as part of a series of integrated transactions to effectuate a recapitalization of the Company, the Company experienced an ownership change as described under Section 382 of the Internal Revenue Code. As a result of the ownership change, a significant amount of the Company’s cumulative U.S. net operating loss carryforwards became unavailable to offset future taxable income. The elimination of this tax attribute, together with a reassessment of the Company’s need for a valuation allowance and other movements in its deferred taxes, placed the Company in a net deferred tax liability position. The change resulted in a deferred income tax expense of approximately $2.3 million.

See Note See Note 20, "Income Taxes," to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Three Months Ended September 30,
	2017	2016	Change	% Change
Change in fair value of life settlements	$24,372	$4,735	$19,637	415%	increase

During the quarter ended September 30, 2017, three life insurance policies with face amounts totaling $16.5 million matured compared to two policies with face amounts of $12.8 million for the same period in 2016. The net gain of these maturities was $11.6 million and $4.0 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarters ended September 30, 2017 and 2016, respectively. Of the maturities during the quarter ended September 30, 2017, all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $8.2 million were received during the quarter ended September 30, 2017. Approximately $16.2 million in policy proceeds received during the second quarter of 2017 were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the quarter ended September 30, 2017. The Company recorded a $30.2 million receivable for maturity of life settlements at September 30, 2017 relating to policies pledged under the White Eagle Revolving Credit Facility.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at September 30, 2017, the Company determined that the weighted average discount rate calculated based on death benefit was 15.93%, compared to 16.37% at December 31, 2016, which is lower than the rate at September 30, 2016 which was 16.52%.

As of September 30, 2017, we owned 611 policies with an estimated fair value of $555.2 million compared to 621 policies with an estimated fair value of $498.4 million at December 31, 2016, an increase in estimated fair value of $56.8 million or 11%. Of the 611 policies, 609 policies were pledged to the White Eagle Revolving Credit Facility. There were no policy acquisitions during the three months ended September 30, 2017 and September 30, 2016. As of September 30, 2017, the aggregate death benefit of our life settlements was approximately $2.9 billion.

Of these 611 policies owned as of September 30, 2017, 533 were previously premium financed and are valued using discount rates that range from 15.50% – 21.00%. The remaining 78 policies are valued using discount rates that range from 14.50% – 17.50%.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended September 30,
	2017	2016	Change	% Change
Interest expense	$9,773	$7,895	$1,878	24%	increase
Loss on extinguishment of debt	2,018	—	2,018	100%	increase
Change in fair value of Revolving Credit Facilities	1,163	(551)	1,714	(311)%	increase
SG&A expenses	4,107	5,966	(1,859)	(31)%	decrease
Total Expense	$17,061	$13,310	$3,751	28%	increase

Interest expense (in thousands)

	Three Months Ended September 30,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$4,599	$2,926	$1,673	57%	increase
Red Falcon Revolving Credit Facility	—	1,259	(1,259)	(100)%	decrease
8.5% Convertible Notes	3,400	2,466	934	38%	increase
5% Convertible Notes	863	—	863	100%	increase
15.0% Senior Secured Notes	338	1,242	(904)	(73)%	decrease
8.5% Senior Secured Notes	546	—	546	100%	increase
15.0% Promissory Note	25	—	25	100%	increase
Other	2	2	—	—%	decrease
Total Interest Expense	$9,773	$7,895	$1,878	24%	increase

Outstanding debt for the quarter ended September 30, 2017 included $309.3 million of outstanding principal on the White Eagle Revolving Credit Facility, $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.

The Company's outstanding debt increased by $58.2 million from $363.1 million at September 30, 2016 to $421.3 million at September 30, 2017. The increase is mainly attributable to a net increase in principal of $108.5 million on the White Eagle Revolving Credit Facility, a $75.8 million increase in the 5% Convertible Notes, a $69.5 million decrease in the 8.5% Convertible Notes, a $35.0 million increase in the 8.5% Senior Secured Notes, offset by a repayment of $30.0 million on the 15.0% Senior Secured Notes and a repayment of $61.6 million on the Red Falcon Revolving Credit Facility.

The White Eagle Revolving Credit Facility interest expense shows an increase of approximately $1.7 million which is attributable to additional draws under the facility as well as an increase in the interest rate during 2017. Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate on the last business day of the preceding calendar year. At September 30, 2017, the applicable LIBOR rate was 1.69%.
The Red Falcon Revolving Credit Facility shows a decrease of approximately $1.3 million when compared to the three months ended September 30, 2016. There was no interest expense during 2017 given the debt was fully repaid during the year ended December 31, 2016.

The Company recorded $3.4 million of interest expense on the 8.5% Convertible Notes, including $2.5 million, $499,000, $317,000 and $47,000 from one time debt modification cost, interest, amortizing debt discounts and origination costs, respectively, during the three months ended September 30, 2017.

The Company recorded approximately $2.5 million of interest expense on the 8.5% Convertible Notes, including $1.5 million, $838,000 and $124,000 from interest and amortizing debt discounts and origination costs, respectively, during the three months ended September 30, 2016

The Company recorded $863,000 of interest expense on the 5% Convertible Notes, including $664,000, $173,000 and $26,000 from interest, amortization of debt discount and origination costs, during the three months ended September 30, 2017, respectively. The 5% Convertible Notes was originated in 2017 and, therefore, there was no related interest expense during the three months ended September 30, 2016.
The Company recorded approximately $338,000 of interest expense on the 15.0% Senior Secured Notes, during the three months ended September 30, 2017 which includes $338,000 of interest and $0 of amortizing debt issuance costs, compared to interest expense of $1.2 million during the three months ended September 30, 2016, which included $1.2 million of interest and $84,000 of amortizing debt issuance costs, respectively. The debt was extinguished during the three months ended September 30, 2017, as a result, all debt issuance cost was extinguished.
The Company recorded approximately $546,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended September 30, 2017 which includes $511,000 of interest and $35,000 of amortizing debt issuance costs, respectively. The 8.5% Senior Secured Notes originated in 2017 and, therefore, there was no related interest expense during the three months ended September 30, 2016.
During the three months ended September 30, 2017, approximately $25,000 of interest expense was recorded on the Amended and Restated Bridge Note. The Amended and Restated Bridge Note originated in 2017 and, therefore, there was no related interest expense during the three months ended September 30, 2016.
See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," 12, "5.0% Senior Unsecured Convertible Notes," 13, "15.0% Senior Secured Notes," 14, "8.5% Senior Secured Notes," and 15, "15.0% Promissory Note," to the accompanying consolidated financial statements for further information.

	Three Months Ended September 30,
	2017	2016	Change	% Change
Loss on extinguishment of debt	$2,018	$—	$2,018	100%	increase
Total Loss on Extinguishment of Debt	$2,018	$—	$2,018	100%	increase

During the three months ended September 30, 2017, approximately $2.0 million was recorded in loss on the extinguishment of debt for the 15.0% Senior Secured Notes, including $1.5 million and $518,000 related to prepayment penalty and write off of origination cost, respectively.

Change in fair value of Revolving Credit Facilities (in thousands)

	Three Months Ended September 30,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$1,163	$(1,316)	$2,479	(188)%	increase
Red Falcon Revolving Credit Facility	—	765	(765)	(100)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$1,163	$(551)	$1,714	(311)%	increase

At September 30, 2017, the White Eagle Revolving Credit Facility incurred a loss of approximately $1.2 million compared to a gain of $1.3 million for the same period in 2016. The loss in 2017 and gain 2016 are attributable to a combination of offsetting factors as discussed below.

During the three months ended September 30, 2017, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rate used to value the facility.

During the three months ended September 30, 2016, the fair value was also impacted by increased borrowings and the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facilities, which was offset by a slight decrease in the discount rates.

The White Eagle Revolving Credit Facility is valued at September 30, 2017 using a discount rate of 18.33% compared to 20.06% for the quarter ended September 30, 2016.

At September 30, 2016, the Red Falcon Revolving Credit Facility incurred a loss of approximately $765,000. The debt was fully repaid during the year ended December 31, 2016.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended September 30,
	2017	2016	Change	% Change
Personnel costs	$2,040	$1,303	$737	57%	increase
Legal fees	821	1,833	(1,012)	(55)%	decrease
Professional fees	667	2,136	(1,469)	(69)%	decrease
Insurance	198	200	(2)	(1)%	decrease
Other SG&A expenses	381	494	(113)	(23)%	decrease
Total SG&A Expenses	$4,107	$5,966	$(1,859)	(31)%	decrease

The decrease in operating expenses was primarily a result of a decrease in legal expense of $1.0 million, a decrease in professional fees of $1.5 million and a decrease in other operating expenses of $113,000 offset by an increase in personnel costs of $737,000.

On August 3, 2017 and August 11, 2017, as a reduction in force, the Company reduced its headcount from 20 employees to 12 employees, and included in this reduction in force were two of the Company’s executive officers. During the three months ended September 30, 2017, the Company recognized a onetime severance cost of approximately $1.0 million related to this reduction, the amounts are included in personnel cost and are being paid over a period of twelve months.

Results of Discontinued Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	Change	% Change
Total income	$—	$3	$(3)	(100)%	decrease
Total expenses	33	57	(24)	(42)%	decrease
Income (loss) before income taxes	(33)	(54)	21	(39)%	decrease
Net income (loss), net of income taxes	$(33)	$(54)	$21	(39)%	decrease

Net loss from our discontinued structured settlement operations for the quarter ended September 30, 2017 was $33,000 compared to a net loss of $54,000 for the same quarter in 2016. Total income from our discontinued structured settlement operations was $0 and $3,000 for the quarters ended September 30, 2017 and 2016, respectively.

Total expenses from our discontinued structured settlement operations were $33,000 for the quarter ended September 30, 2017 compared to $57,000 during the same period in 2016.

Results of Continuing Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net loss from continued operations for the nine months ended September 30, 2017 was $372,000 compared to $25.8 million for the same period last year. The following is our analysis for the period.

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Income	$53,539	$(2,565)	$56,104	(2,187)%	increase
Expenses	50,701	23,200	27,501	119%	increase
Provision for income taxes	(3,210)	—	(3,210)	100%	increase
Net income/(loss)	$(372)	$(25,765)	$25,393	(99)%	decrease

Income for the nine months ended September 30, 2017 was comprised mainly of a gain on maturity of ten life settlements of $30.6 million compared to a net gain of $14.8 million on maturity of ten life settlements during the same period in 2016.

Our income for the nine months ended September 30, 2016 was significantly impacted by the adoption of the 2015 VBT, which resulted in a reduction in fair value of life settlements of approximately $17.6 million.

Our loss was impacted by a tax expense of approximately $3.2 million which comprised estimated cash taxes to be paid of approximately $878,000 and deferred tax expense of approximately $2.3 million.

During the nine months ended September 30, 2017, Lamington issued a promissory note to Markley in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington Road (the "Special Dividend Note"). Management is currently estimating that for tax purposes the issuance of the Special Dividend Note will result in approximately $878,000 of U.S. cash taxes.

On July 28, 2017, as part of a series of integrated transactions to effectuate a recapitalization of the Company, the Company experienced an ownership change as described under Section 382 of the Internal Revenue Code. As a result of the ownership change, a significant amount of the Company’s cumulative U.S. net operating loss carryforwards became unavailable to offset future taxable income. The elimination of this tax attribute, together with a reassessment of the Company’s need for a valuation allowance and other movements in its deferred taxes, placed the Company in a net deferred tax liability position. The change resulted in a deferred income tax expense of approximately $2.3 million.

Total expenses from continuing operations for the nine months ended September 30, 2017 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $12.1 million; $9.2 million on the 8.5% Convertible Notes; $863,000 on the 5% Convertible Notes; $2.8 million on the 15% Senior Secured Notes; $546,000 on the 8.5% Senior Secured Notes, $2.0 million loss on extinguishment of debt, and a change in the fair value of the White Eagle Revolving Credit Facility of 11.2 million.

Total expenses for the nine months ended September 30, 2016 were also significantly impacted by a $15.7 million gain for the change in fair value of the Revolving Credit Facilities which is associated with the adoption of the 2015 VBT.

Change in fair value of life settlements (in thousands)

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Change in fair value of life settlements	$53,294	$(2,690)	$55,984	(2,081)%	increase

During the nine months ended September 30, 2017, ten life insurance policies with face amounts totaling $59.6 million matured compared to ten policies with face amounts totaling $30.0 million for the same period in 2016. The net gain of these maturities was $30.6 million and $14.8 million for 2017 and 2016, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the nine months ended September 30, 2017 and 2016. All ten of the maturities served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $34.4 million were received during the nine months ended September 30, 2017. Of this amount, approximately $28.8 million inclusive of approximately $2.5 million collected during the year ended December 31, 2016 was utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility. The Company also recorded a $30.2 million receivable for maturity of life settlements at September 30, 2017.

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

The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. At September 30, 2017, the Company determined that the weighted average discount rate calculated based on death benefit was 15.93%, compared to 16.37% at December 31, 2016. This resulted in a positive impact for the change in fair value of our life settlements for the nine months ended September 30, 2017.

As of September 30, 2017, we owned 611 policies with an estimated fair value of $555.2 million compared to 621 policies with a fair value of $498.4 million at December 31, 2016, an increase of $56.8 million or 11%. Of the 611 policies, 609 policies were pledged to the White Eagle Revolving Credit Facility. During the nine months ended September 30, 2017, the Company did not acquire any life insurance policies. During the nine months ended September 30, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 20 policies for approximately $1.4 million. In addition, we acquired one life insurance policy for the same period ended 2016, which resulted in a gain of approximately $262,000. As of September 30, 2017, the aggregate death benefit of our life settlements was approximately $2.9 billion.

Of these 611 policies owned as of September 30, 2017, 533 were previously premium financed and are valued using discount rates that range from 15.50% to 21.00%. The remaining 78 policies are valued using discount rates that range from 14.50% to 17.50%.

See Note 16, Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Interest expense	$25,471	$21,330	$4,141	19%	increase
Loss on extinguishment of debt	2,018	—	2,018	100%	increase
Change in fair value of Revolving Credit Facilities	11,209	(16,121)	27,330	(170)%	increase
SG&A expenses	12,003	17,991	(5,988)	(33)%	decrease
Total Expense	$50,701	$23,200	$27,501	119%	increase

Interest expense (in thousands)

	Nine Months Ended September 30,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$12,075	$8,142	$3,933	48%	increase
Red Falcon Revolving Credit Facility	—	3,178	(3,178)	(100)%	decrease
8.5% Convertible Notes	9,160	7,231	1,929	27%	increase
5% Convertible Notes	863	—	863	100%	increase
15.0% Senior Secured Notes	2,784	2,770	14	1%	increase
8.5% Senior Secured Notes	546	—	546	100%	increase
15.0% Promissory Note	36	—	36	100%	increase
Other	7	9	(2)	(22)%	decrease
Total Interest Expense	$25,471	$21,330	$4,141	19%	increase

Outstanding debt for the nine months ended September 30, 2017 included $309.3 million of outstanding principal on the White Eagle Revolving Credit Facility, $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.

The Company's outstanding debt increased by $58.2 million from $363.1 million at September 30, 2016 to $421.3 million at September 30, 2017. The increase is attributable to a net increase in principal of $108.5 million on the White Eagle Revolving Credit Facility, a $75.8 million increase in the 5% Convertible Notes, a $35.0 million increase in the 8.5% Senior Secured Notes, offset by a repayment of $30.0 million on the 15.0% Senior Secured Notes and a $69.5 million decrease in the 8.5% Convertible Notes, and a repayment of $61.6 million on the Red Falcon Revolving Credit Facility.

Of the interest expense of $25.5 million for the nine months ended September 30, 2017, approximately $12.1 million represents interest paid on the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 1.69% at September 30, 2017.

The Red Falcon Revolving Credit Facility shows a decrease of approximately $3.2 million when compared to the nine months ended September 30, 2017. There was no interest expense during 2017 given the debt was fully repaid during the year ended December 31, 2016.

Interest expense on the 8.5% Convertible Notes totaled $9.2 million, including $4.2 million, $2.5 million, $2.1 million and $311,000 from interest, one time debt modification cost and amortizing debt discounts and origination costs, respectively. Interest for the nine months ended September 30, 2017 was higher due to approximately $522,000 of additional interest paid in kind to note holders.

The Company recorded $863,000 of interest expense on the 5% Convertible Notes, including $664,000, $173,000 and $26,000 from interest, amortization of debt discount and origination costs,, during the nine months ended September 30, 2017, respectively. The 5% Convertible Notes originated in 2017 and, therefore, there was no related interest expense during the nine months ended September 30, 2016.

The Company recorded approximately $2.8 million of interest expense on the 15.0% Senior Secured Notes, including $2.6 million and $184,000 from interest and amortizing debt issuance costs, respectively, during the nine months ended September 30, 2017.
The Company recorded approximately $546,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended September 30, 2017 which includes $511,000 of interest and $35,000 of amortizing debt issuance costs, respectively. The 8.5% Senior Secured Notes originated in 2017 and, therefore, there was no related interest expense during the nine months ended September 30, 2016.

Of the interest expense of $21.3 million for the nine months ended September 30, 2016, approximately $8.1 million of interest expense was attributable to the White Eagle Revolving Credit Facility and approximately $3.2 million represents interest expense attributable to the Red Falcon Revolving Credit Facility. The Red Falcon Revolving Credit Facility was fully repaid on December 29, 2016.

Interest expense on the 8.5% Convertible Notes totaled $7.2 million, including $4.5 million, $2.4 million and $351,000 representing interest, amortization of debt discount and issuance costs, respectively during nine months ended September 30, 2016.

We recorded $2.8 million of interest expense on the 15.0% Senior Secured Notes, including $2.5 million, and $260,000, from interest and amortizing debt issuance costs, respectively, during the nine months ended September 30, 2016.

See Notes 9, "White Eagle Revolving Credit Facility," 10, "Red Falcon Revolving Credit Facility," 11, "8.50% Senior Unsecured Convertible Notes," 12, "5% Senior Unsecured Convertible Notes," 13, "15.0% Senior Secured Notes," 14, "8.5% Senior Secured Notes," and 15, "15.0% Promissory Note," to the accompanying consolidated financial statements for further information.

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Loss on extinguishment of debt	$2,018	$—	$2,018	100%	increase
Total Loss on Extinguishment of Debt	$2,018	$—	$2,018	100%	increase

During the nine months ended September 30, 2017, approximately $2.0 million was recorded in loss on the extinguishment of debt for the 15.0% Senior Secured Notes, including $1.5 million and $518,000 related to prepayment penalty and write off of origination cost, respectively.

Change in fair value of Revolving Credit Facilities (in thousands)

	Nine Months Ended September 30,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$11,209	$(15,721)	$26,930	(171)%	increase
Red Falcon Revolving Credit Facility	—	(400)	400	(100)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$11,209	$(16,121)	$27,330	(170)%	increase

During the nine months ended September 30, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The resulting impact was a positive change in fair value of the White Eagle Revolving Credit Facility of approximately $14.7 million. This amount is shown as a reduction to our expenses on the statement of operations for the nine months ended September 30, 2016. The White Eagle Revolving Credit Facility is valued at September 30, 2017 using discount rates of 18.33% compared to 20.06% for the quarter ended September 30, 2016.

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

During the nine months ended September 30, 2016, the fair value was also impacted by increased borrowings offset by the shortening of life expectancy estimates for the policies pledged under the White Eagle Revolving Credit Facility and a decrease in the discount rate. See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Personnel costs	$4,174	$5,133	$(959)	(19)%	decrease
Legal fees	2,473	5,361	(2,888)	(54)%	decrease
Professional fees	3,475	5,347	(1,872)	(35)%	decrease
Insurance	587	639	(52)	(8)%	decrease
Other SG&A	1,294	1,511	(217)	(14)%	decrease
Total SG&A Expenses	$12,003	$17,991	$(5,988)	(33)%	decrease

The decrease in SG&A expenses was primarily a result of a decrease in legal expense of $2.9 million, a decrease in professional fees of $1.9 million, and a decrease in personnel cost of $959,000.

On August 3, 2017 and August 11, 2017, as a reduction in force, the Company reduced its headcount from 20 employees to 12 employees, included in this reduction in force were two of the Company’s executive officers. During the nine months ended September 30, 2017, the Company recognized a onetime severance cost of approximately $1.0 million related to this reduction, which amounts are being paid over a period of twelve months.

During the nine months ended September 30, 2016, as part of a reduction in force, the Company reduced its headcount from 31 employees to 25 employees, inclusive of two executives. The Company recognized a onetime severance cost of approximately $992,000 related to this reduction, which amounts were paid over a period of twelve months.

Results of Discontinued Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Total income (loss)	$33	$9	$24	267%	increase
Total expenses	290	257	33	13%	increase
Income (loss) before income taxes	(257)	(248)	(9)	4%	increase
Income tax benefit	—	—	—	—%
Net income (loss), net of income taxes	$(257)	$(248)	$(9)	4%	increase

Net loss from our discontinued structured settlement operations for the nine months ended September 30, 2017 was $257,000 as compared to a net loss of $248,000 for the same period in 2016. Total income from our discontinued structured settlement operations was $33,000 compared to $9,000 for the nine months ended September 30, 2017 and 2016, respectively.

Total expenses from our discontinued structured settlement operations were $290,000 for the nine months ended September 30, 2017 compared to $257,000 incurred during the same period in 2016.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our 8.5% Convertible Notes, 5% Convertible Notes, 15.0% Senior Secured Notes, 8.5% Senior Secured Notes and other financing arrangements.

As of September 30, 2017, the cash interest coverage ratio was 4.00:1 and the loan to value ratio was 59%, as calculated using the lenders' valuation. It should be noted that although the Company met the required threshold at quarter end, the threshold was not met for all days during the quarter. Absent waivers or cures, non-compliance with such covenant would result in the cash flow sweep percentage being equal to one-hundred percent (100%), and even if the required LTV ratio was satisfied, the Company would not participate in any cash flow sweep. See below for a description of an amendment to the White Eagle Revolving Credit Facility subsequent to the quarter end which allowed the Company to participate in the waterfall.

At September 30, 2017, we had approximately $35.7 million of cash and cash equivalents and certificates of deposit of $1.0 million. Of this amount, approximately $21.7 million was available to pay premiums on two policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility and for other overhead expenses, with approximately $14.0 million restricted to the White Eagle Revolving Credit Facility. We expect to meet our liquidity needs for the foreseeable future, to the extent we are able to do so, primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the nine months ended September 30, 2017, we paid $63.1 million in premiums to maintain our policies in force. Of this amount, approximately $63.0 million was paid by White Eagle through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, any distributions from available proceeds under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to the Company. Additionally, White Eagle cannot borrow under the facility to pay interest. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. Assuming no policy maturities, as of September 30, 2017, we expect to pay $32,000 in premiums during the remainder of 2017 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility. Additionally, at September 30, 2017, we had $75.8 million, $35 million and $1.2 million and in aggregate principal amount of outstanding 5% Convertible Notes, 8.5% Senior Secured Notes and 8.5% Convertible Notes, which accrue interest at 5.0%, 8.5%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes and the 8.5% Convertible Notes are due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly.

Going Concern

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. During the nine months ended September 30, 2017, the Company entered into certain agreements for the purpose of recapitalizing the Company, and on July 28, 2017 and August 11, 2017, the Company consummated a series of recapitalization transactions, as described in this Form 10-Q, including in Note 11, "8.5% Senior Unsecured Convertible Notes," Note 12, "5.0% Senior Unsecured Convertible Notes," Note 13, "15% Senior Secured Notes," Note 14, "8.5% Senior Secured Notes," and Note 19, "Stockholders' Equity." In considering the cash on hand at September 30, 2017 and management's projections for receipts of death benefits from policy maturities, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs in excess of twelve months. Additionally, if we do not receive the projected death benefits as forecasted, the Company projects that it will have available sufficient cash to continue its operations for at least the next twelve months from the date of filing this Form 10-Q.

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

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At September 30, 2017, $60.7 million was undrawn and $5.2 million was available to borrow under the White Eagle Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 9, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the accompanying consolidated financial statements for further information.

At September 30, 2017, the fair value of the debt under the White Eagle Revolving Credit Facility was $316.2 million, the borrowing base was approximately $314.5 million including $309.3 million in outstanding principal. Interest calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $4.6 million was paid during the quarter ended September 30, 2017, which was paid from policy proceeds. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At September 30, 2017, approximately $8.3 million included in cash and cash equivalents -VIE was on account with White Eagle for distribution through the waterfall.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At September 30, 2017, LIBOR was 1.69%.

Subsequent Events
White Eagle Revolving Credit Facility Amendment
On October 4, 2017, White Eagle Asset Portfolio, LP entered into an amendment to the Second Amended and Restated Loan and Security Agreement. The amendment changed the provisions over how participation of the proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. The amendment included an exclusion from the Cash Interest Coverage Ratio of at least 2.0:1 for the period of July 1, 2017 through July 28th, 2017. The amendment allowed for the Company to participate in the waterfall distribution scheduled during October 2017.

See Note 21 "Subsequent Events" of the accompanying financial statements for additional information.

8.50% Senior Unsecured Convertible Notes

At September 30, 2017, there was $1.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 outstanding (the "Convertible Notes"). For a description of the Convertible Notes see Note 11, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

On March 15, 2017 and May 12, 2017, the Company entered into the Master Transaction Agreements regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction") which includes, among other transactions, a Convertible Note Exchange Offer and a New Convertible Note Indenture providing for the issuance of New Convertible Notes to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements).

As part of the Transaction, on April 18, 2017, the Company launched the Convertible Note Exchange Offer. At least 98% of the holders of the Convertible Notes were required to tender in the exchange offer as a condition to closing the Transaction.

On July 26, 2017, the Company’s Convertible Note Exchange Offer expired. At least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer.

In connection with the Transaction Closing, the Company entered into a supplemental indenture (the "Supplemental Indenture") to the Convertible Note Indenture governing the Convertible Notes. The purpose of the Supplemental Indenture was to eliminate substantially all of the restrictive covenants, eliminate certain events of default, eliminate the covenant restricting mergers and consolidations and modify certain provisions relating to defeasance contained in the Convertible Notes Indenture and the Convertible Notes (collectively, the "Proposed Amendments") promptly after the receipt of the requisite consents for the Proposed Amendments.

5.0% Senior Unsecured Convertible Notes

At September 30, 2017, there was $75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes"). For a description of the New Convertible Notes see Note 12, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to the New Convertible Note Indenture. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provides, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

Holders of New Convertible Notes may convert their New Convertible Notes at their option on any day prior to the close of business on the second scheduled trading day immediately preceding February 15, 2023. Upon conversion, the Company will deliver shares of Common Stock, together with any cash payment for any fractional share of Common Stock. The initial conversion rate for the New Convertible Notes denominated in $1,000 increments will be 500 shares of Common Stock per $1,000 principal amount of New Convertible Notes, which corresponds to an initial conversion price of approximately $2.00 per share of Common Stock. The initial conversion rate for the New Convertible Notes denominated in $1.00 increments will be 0.5 shares of Common Stock per $1.00 principal amount of New Convertible Notes, which corresponds to an initial conversion price of approximately $2.00 per share of Common Stock. The conversion rate will be subject to adjustment in certain circumstances.

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

15.0% Senior Secured Notes

At September 30, 2017, the 15.0% Senior Secured Notes due 2018 were repaid in full (the "15.0% Senior Secured Notes"). For a description of the 15.0% Senior Secured Notes, see Note 13, "15.0% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

8.5% Senior Secured Notes

At September 30, 2017, there was $35.0 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 14, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

In connection with the Transaction Closing, the Note Purchase Investors and the Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the Company’s 15.0% Senior Secured Notes entered into the Note Purchase Agreement. Pursuant to the Note Purchase Agreement, the Note Purchase Investors purchased 100% of the 15.0% Senior Secured Notes held by each Senior Secured Note Holder for an aggregate purchase price equal to the face amount of such purchased 15.0% Senior Secured Notes. The Note Purchase Agreement contained customary representations, warranties, and covenants.

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

In connection with the Transaction Closing, the Company and the Senior Secured Note Trustee entered into the Amended and Restated Senior Secured Indenture to amend and restate the Senior Secured Indenture between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15.0% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15.0% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes in an aggregate amount of $30.0 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

The Amended and Restated Senior Secured Indenture provides that the 8.5% Senior Secured Notes may be optionally redeemed in full by the Company at any time and must be redeemed in full upon additional issuances of debt by the Company in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the 8.5% Senior Secured Notes redeemed up to the date of redemption, and (ii) the Applicable Premium, if any, as defined in the Amended and Restated Senior Secured Indenture. Upon a change of control, the Company will be required to make an offer to holders of the 8.5% Senior Secured Notes to repurchase the 8.5% Senior Secured Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest up to the date of redemption.

The Amended and Restated Senior Secured Indenture contains negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the 8.5% Senior Secured Notes, and restrictions on dividends and stock repurchases, among other things. The 8.5% Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company, and pledges of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

The Amended and Restated Senior Secured Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the Amended and Restated Senior Secured Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the Amended and Restated Senior Secured Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the 8.5% Senior Secured Notes then outstanding may declare the principal of and accrued but unpaid interest, plus a premium, if any, on all the 8.5% Senior Secured Notes immediately due and payable, subject to certain conditions set forth in the Amended and Restated Senior Secured Indenture.

On August 11, 2017, the Company entered into the Securities Purchase Agreement with Brennan. Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s 8.5% Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

The sale of the Brennan Securities was consummated on August 11, 2017, as to 8,750,000 shares of Common Stock and $3.5 million principal amount of 8.5% Senior Secured Notes, and on August 14, 2017, as to 3,750,000 shares of Common Stock and $1.5 million principal amount of 8.5% Senior Secured Notes.

At September 30, 2017, the outstanding principal of the 8.5% Senior Secured Notes is $35.0 million with a carrying value of $33.9 million, net of unamortized debt issuance cost of $1.1 million.

15.0% Promissory Note

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC Investments, LLC (the "Bridge Note"), to provide financing to fund the Company's continued operations with maturity date of July 3, 2017. The Bridge Note was amended on June 28, 2017, (the "Amended and Restated Bridge Note") to (i) increase the principal amount under the Bridge Note to $3.3 million and (ii) extend the maturity date from July 3, 2017 to the earlier of (a) July 28, 2017 or (b) the date on which the Master Transaction Agreements are consummated. For a description of the Amended and Restated Bridge Note, see Note 13, "15.0% Promissory Notes," of the accompanying consolidated financial statements for further information.
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

During the nine months ended September 30, 2017, the Company sold no shares of common stock under this prospectus supplement.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(24,743)	$(34,651)
Investing activities	(23,707)	(31,169)
Financing activities	72,825	64,378
Increase (decrease) in cash and cash equivalents	$24,375	$(1,442)

Operating Activities

During the nine months ended September 30, 2017, operating activities used cash of $24.7 million. Our net loss of $0.6 million was adjusted for the following: 8.5% Convertible Notes debt modification cost of $2.5 million; amortization of discount and deferred cost for the 8.5% Convertible Notes of $2.4 million, change in fair value of life settlement gain of $53.3 million that is mainly attributable to maturities of ten policies; change in fair value of the White Eagle Revolving Credit Facility loss of $11.2 million that is mainly attributable to increased borrowings offset by the shortening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight decrease in the discount rate; interest paid in kind on the Convertible Notes of $6.3 million; loss on extinguishment of debt of $2.0 million; deferred tax liability of $2.3 million and a net positive change in the components of operating assets and liabilities of $876,000. This $876,000 change in operating assets and liabilities is partially attributable to a $2.3 million decrease in interest payable for the 8.5% Convertible Notes, a $142,000 decrease in prepaid and other assets, a $878,000 increase in current tax liability, a $485,000 increase in interest payable for the 5% Convertible Notes, and a $1.9 million increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2016, operating activities used cash of $34.7 million. Our net loss of $26.0 million was adjusted for: change in fair value of life settlement loss of $2.7 million that is mainly attributable to the impact of adopting the 2015 VBT offset by maturities of ten policies; change in fair value of the Revolving Credit Facilities gain of $16.1 million that is mainly attributable the impact of adopting the 2015 VBT, increased borrowings, the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight increase in the discount rates; and a net positive change in the components of operating assets and liabilities of $536,000. This $536,000 change in operating assets and liabilities is partially attributable to a $1.5 million decrease in interest payable for the 8.5% Convertible Notes, a $1.2 million decrease in prepaid and other assets, and a $602,000 increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $23.7 million and includes proceeds of $34.4 million from the maturity of life settlements; and redemption proceeds of $5.0 million from certificates of deposit. This was offset by $63.1 million for premiums paid on life settlements.

Net cash used in investing activities for the nine months ended September 30, 2016 was $31.2 million and includes proceeds of $28.0 million from the maturity of life settlements. This was offset by $52.8 million for premiums paid on life settlements; $5.0 million for certificate of deposit and $1.4 million for purchase of life settlements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $72.8 million and includes $64.4 million of borrowings from the White Eagle Revolving Credit Facility, $19.2 million net proceeds from the issuance of common stock, $5.0 million proceeds from the 8.5% Senior Secured Notes and $2.8 million of borrowings from the Amended and Restated Bridge Note. These were offset by $17.2 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $1.3 million recapitalization of closing costs.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $64.4 million and includes $30.0 million of proceeds from the 15.0% Senior Secured Notes, $38.8 million of borrowings from the White Eagle Revolving Credit Facility, $15.1 million of borrowings from the Red Falcon Revolving Credit Facility and $1.5 million from the issuance of common stock through the Company's "at the market" offerings. These were offset by $10.6 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $9.2 million in repayment of borrowings under the Red Falcon Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At September 30, 2017, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of September 30, 2017, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of September 30, 2017:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	18.1%	20.9%	A1	AA-
Lincoln National Life Insurance Company	22.2%	19.4%	A1	AA-

Interest Rate Risk

At September 30, 2017, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At September 30, 2017, the applicable LIBOR rate was 1.69%.

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

As of September 30, 2017, we owned life settlements with a fair value of $555.2 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the applicable White Eagle Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the nine months ended September 30, 2017, see "Litigation" under Note 18, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program had a two-year expiration date, and authorized the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months ended September 30, 2017. As of September 30, 2017, the repurchase program has terminated.

Item 3.        Default Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

None

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Articles of Amendment to Articles of Incorporation of Registrant.	8-K	3.1	8/1/2017
4.1	Form of Common Stock Purchase Warrant, dated as of July 28, 2017.	8-K	4.1	8/1/2017
4.2	Second Supplemental Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.2	8/1/2017
4.3	Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and Wilmington Trust, National Association, as indenture trustee.	8-K	4.3	8/1/2017
4.4	Amended and Restated Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.4	8/1/2017
4.5	Special Dividend Note, dated as of July 28, 2017, made by Lamington Road Designated Activity Company in favor of Markley Asset Portfolio, LLC.	8-K	4.5	8/1/2017
10.1	Common Stock Purchase Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC and the purchasers party thereto.	8-K	10.1	8/1/2017
10.2	Note Purchase Agreement, dated as of July 28, 2017, by and among PJC Investments, LLC, purchasers party thereto, and the holders of the Company’s 15.05% Senior Secured Notes due 2018.	8-K	10.2	8/1/2017
10.3	Registration Rights Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., and the holders party thereto.	8-K	10.3	8/1/2017
10.4	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Evermore Global Advisors, LLC.	8-K	10.4	8/1/2017
10.5	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC and JSARCo, LLC.	8-K	10.5	8/1/2017
10.6	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Opal Sheppard Opportunities Fund I LP.	8-K	10.6	8/1/2017
10.7	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.	8-K	10.7	8/1/2017
10.8	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Nantahala Capital Management, LLC.	8-K	10.8	8/1/2017

10.9	Securities Purchase Agreement, dated as of August 11, 2017, be and between Emergent Capital, Inc. and Brennan Opportunities Fund I LP.	10-Q	10.31	8/14/2017
10.10	Registration Rights Agreement, dated as of August 11, 2017, be and between Emergent Capital, Inc. and Brennan Opportunities Fund I LP.	10-Q	10.32	8/14/2017
10.11	Mediation Agreement dated September 15, 2017 between Emergent Capital, Inc. and Antony Mitchell.	8-K	10.1	9/21/2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	Interactive Data Files				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emergent Capital, Inc.

/s/ Miriam Martinez	Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date November 2, 2017