Form 10-K
period 2017-12-31
EMERGENT CAPITAL, INC.
filed 2018-03-14
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

None
Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2017 was $9,577,209.
The number of shares of the registrant’s common stock outstanding as of March 12, 2018 was 158,475,399.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2018 annual meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III— Items 10, 11, 12, 13 and 14.

EMERGENT CAPITAL, INC.
2017 Annual Report on Form 10-K

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

•
We may not improve our solvency in a manner acceptable to the lender of the White Eagle Revolving Credit Facility which may impact our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under the facility;

•	our ability to meet our debt service obligations;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to obtaining death benefits from our portfolio of life insurance policies;

•	our ability to continue to comply with the covenants and other obligations, including the conditions precedent for additional fundings under our revolving credit facility;

•	increases in premiums on, or the cost of insurance of, life insurance policies that we own;

•	changes to actuarial life expectancy tables;

•	changes in general economic conditions, including inflation, changes in interest or tax rates;

•	our results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	adverse developments, including financial ones, associated with other litigation and judicial actions;

•	inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	disruption of our information technology systems;

•	our ability to avoid defaulting under the various credit documents to which we are a party;

•	our ability to maintain a listing or quotation on a national securities exchange or other trading platform for our common stock;

•	cyber security risks and the threat of data breaches;

•	loss of the services of any of our executive officers; and

•	the effects of United States involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.
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

PART I
Item 1. Business
Overview
Emergent Capital, Inc. was founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, and converted into Imperial Holdings, Inc. on February 3, 2011, in connection with the Company’s initial public offering. Effective September 1, 2015, the name was changed to Emergent Capital, Inc. (with its subsidiary companies, the "Company" or "Emergent Capital").
Emergent Capital, through its subsidiary companies, owns a portfolio of 608 life insurance policies, also referred to as life settlements, with a fair value of $567.5 million and an aggregate death benefit of approximately $2.9 billion at December 31, 2017. The Company primarily earns income on these policies from changes in their fair value and through death benefits.
Life Settlements Portfolio & Portfolio Management
The life insurance policies in Emergent Capital’s portfolio were acquired through a combination of direct policy purchases from the original policy owners (the secondary market), purchases of policies owned by other institutional investors (the tertiary market) and from policy surrenders or foreclosures in satisfaction of loans issued under the Company’s legacy premium finance business. Emergent Capital uses a probabilistic method of valuing life insurance policies, meaning the insured individual’s probability of survival and probability of death are applied to the required premiums and net death benefit of the policy to extrapolate the likely cash flows over the life expectancy of the insured. These likely cash flows are then discounted using a net present value formula. Management believes this to be the preferred valuation method in the industry at the present time.
Until a policy matures, the Company must pay ongoing premiums to keep that policy in force and to prevent it from lapsing. Upon a policy lapse, the Company would suffer a complete loss on its investment in that policy. Accordingly, the Company must proactively manage its cash in order to effectively run its business, maintain liquidity and continue to pay premiums in order to maintain the policies in its portfolio. 606 of these policies, with an aggregate death benefit of approximately $2.9 billion and a fair value of approximately $566.7 million at December 31, 2017, are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At December 31, 2017, 2 policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $750,000 were not pledged as collateral under the White Eagle Revolving Credit Facility.
Regulation
The sale and solicitation of life insurance policies in the secondary market is highly regulated by the laws and regulations of individual states and other applicable jurisdictions. The purchase of a policy directly from a policy owner is referred to as a life settlement and is regulated on a state-by-state basis.
At December 31, 2017, the Company, through its subsidiary Imperial Life Settlements, LLC, maintained licenses to transact life settlements as a provider in 28 of the states that currently require a license and was qualified to conduct business in 37 states and the District of Columbia.
The primary regulator for Imperial Life Settlements, LLC when purchasing life settlements in the secondary market is the Florida Office of Insurance Regulation. A majority of the state laws and regulations concerning life settlements relate to: (i) provider and broker licensing requirements; (ii) reporting requirements; (iii) required contract provisions and disclosures; (iv) privacy requirements; (v) fraud prevention measures; (vi) criminal and civil remedies; (vii) marketing requirements; (viii) the time period in which policies cannot be sold in life settlement transactions; and (ix) other rules governing the relationship between policy owners, insured persons, insurers, and others.
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
Employees
At December 31, 2017, we employed 13 full-time employees and no part-time employees. None of our employees are subject to any collective bargaining agreements. We believe that our employee relations are good.
Company Website Access and SEC Filings
Our website may be accessed at www.emergentcapital.com. All of our filings with the Securities and Exchange Commission ("SEC") can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.
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

Our cash, cash equivalents, short-term investments and operating cash flows may be inadequate to meet our obligations under our outstanding indebtedness and our other obligations. At December 31, 2017, 606 of the policies we owned were pledged as collateral under our White Eagle Revolving Credit Facility. When those policies mature, distributions will be made pursuant to a "waterfall" payment structure and any amounts available to us will vary based on the respective then current loan to value ratio under the facility. The White Eagle Revolving Credit Facility contemplates that proceeds will be directed to pay fees to service providers and premiums, with any remaining proceeds directed to pay outstanding interest. To the extent there is not sufficient remaining proceeds in the waterfall to satisfy the amount of required interest, White Eagle will be obligated to pay any such shortfall amount.

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
As of December 31, 2017, we had $441.1 million in outstanding long-term debt (without giving effect to the fair value of such indebtedness) consisting of borrowings under the White Eagle Revolving Credit Facility, our 8.50% senior unsecured convertible notes (the "Convertible Notes"); 5.0% senior unsecured convertible notes (the "New Convertible Notes") and the 8.5% senior secured notes (the "8.5% Senior Secured Notes"). Our substantial level of indebtedness could have important negative consequences to you and us, including:

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
While the terms of the financing arrangements governing our debt contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we could incur significant additional indebtedness in the future; the more we increase our leverage, the more we become exposed to the risks described above.
We may require additional capital and there can be no assurance that we will be able to raise additional capital in a timely manner, at the level sought, on favorable terms or at all.
Subject to borrowing base limitations and other conditions to funding, White Eagle may borrow proceeds to pay premiums on all of the life insurance policies pledged as collateral under the White Eagle Revolving Credit Facility at December 31, 2017. However, we estimate that, in addition to general overhead expenses, we will need to pay approximately $140,000 in premiums to keep our remaining 2 life insurance policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility in force through December 31, 2018. As of December 31, 2017, we had approximately $31.3 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $18.1 million is available to pay premiums on the 2 unencumbered policies and other overhead expenses, with approximately $13.1 million being restricted by the White Eagle Revolving Credit Facility. Accordingly, we must proactively manage our cash and may need to raise additional capital in order to effectively run our businesses, maintain the policies that have not been pledged under the White Eagle Revolving Credit Facility, pay interest expense on our debt and opportunistically grow our assets. There can be no assurance, however, that we will, if needed, be able to raise additional or sufficient capital on favorable terms or at all.

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
The White Eagle Revolving Credit Facility contains covenants that may significantly limit our ability to refinance the facility. In addition, the lender under the White Eagle Revolving Credit Facility has a substantial interest in and priority rights to distributions of certain proceeds from policies pledged by White Eagle. Such covenants and such interests in and rights to distributions may significantly reduce our ability to attract replacement financing were we to seek to refinance the credit facility as a means of limiting adverse actions by the lenders in the exercise of their remedies in relation to any event of default.
We may be unable to deduct interest payments on debt that is attributed to policies that we own, which would reduce any future income and cash flows.
Generally, under the Internal Revenue Code of 1986, as amended (the "Code"), interest paid or accrued on debt obligations is deductible in computing a taxpayer’s federal income tax liability. However, when the proceeds of indebtedness are used to pay premiums on life insurance policies that are owned by the entity incurring the debt or otherwise used to support the purchase or ownership of life insurance policies, the interest in respect of such proceeds may not be deductible. Accordingly, so long as we use a portion of debt financing to pay the premiums on policies owned by us or to support the continued ownership of life insurance policies by us, the interest paid or accrued on that portion of the debt may not be currently deductible by us for federal income tax purposes. We may have net operating losses that we may be able to use to reduce a portion of our future taxable income, but the inability to currently deduct interest accrued on debt could have a material adverse effect on our future earnings and cash flows available for the payment of interest.
In addition, under Section 382 of the Code a corporation that undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. Recent changes in our stock ownership triggered an ownership change, and as a result, our ability to utilize our net operating losses to offset income has been substantially limited.

New U.S. tax legislation could adversely affect our business.

On December 22, 2017, Congress enacted the "Tax Cuts and Jobs Act" (the "TCJA"). The TCJA is complex and includes significant amendments to the Code, including amendments that drastically change the taxation of offshore earnings and the deductibility of interest. The Company is currently assessing the impact of the TCJA on its business and consolidated financial statements. In connection with that ongoing assessment, the Company has identified at least five provisions that may have a material and adverse effect on its business.

First, the TCJA generally will require the Company to include in income with respect to its 2017 taxable year any undistributed and previously untaxed earnings of its foreign subsidiaries, subject to adjustments.

Second, going forward, the TCJA generally will subject the Company to a current U.S. tax on any undistributed earnings of its foreign subsidiaries to the extent such earnings are considered to be "global intangible low-taxed income" ("GILTI"), subject to certain deductions and adjustments.

Third, the TCJA generally will disallow the Company's U.S. interest deductions going forward to the extent such deductions exceed 30% of its U.S. "adjusted taxable income" (which will be roughly equivalent to earnings before interest, tax, depreciation and amortization ("EBITDA") through 2022 and to earnings before interest and tax ("EBIT") thereafter).

Fourth, any net operating loss incurred by the Company in taxable years beginning after December 31, 2017 cannot offset more than 80% of the Company’s taxable income in any tax year.

Finally, the TCJA significantly amends Section 162(m) of the Code. Pursuant to Section 162(m) of the Code, the Company may not deduct compensation of more than $1.0 million paid to the Company’s "covered employees," which includes (i) any individual who at any time during the taxable year is a chief executive officer, chief financial officer, or an employee whose total compensation for the tax year is required to be reported to stockholders because he or she is among the three highest compensated officers for the tax year, other than the chief executive officer or chief financial officer, and (ii) any person who was a covered employee at any time after December 31, 2016.

Prior to January 1, 2018, certain grants may have qualified as "performance-based compensation" and, as such, would be exempt from the $1.0 million limitation on deductible compensation. The TCJA eliminated the performance-based compensation exception with respect to tax years beginning on or after January 1, 2018. However, the TCJA provides a transition rule with respect to remuneration which is provided pursuant to a written binding contract which was in effect on November 2, 2017 and which was not materially modified after that date. These, and other provisions of the TCJA, may have a material and adverse impact on the Company's business and financial condition and the value of the Company's common shares. The Company is continuing to assess the impact of the TCJA. Holders should consult their tax advisors about the TCJA and its potential impact on their ownership of its common stock.
We may not have the cash necessary to repurchase the 5.0% Convertible Notes and the 8.50% Senior Secured Notes.
We have issued $75.8 million in aggregate principal amount of 5.0% Convertible Notes (the "New Convertible Notes") and $35.0 million in 8.5% Senior Secured Notes. The New Convertible Note Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Convertible Note Indenture; defaults or failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Convertible Note Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Convertible Notes then outstanding may declare all unpaid principal plus accrued interest on the New Convertible Notes immediately due and payable, subject to certain conditions set forth in the New Convertible Note Indenture. In addition, holders of the New Convertible Notes may require the Company to repurchase the New Convertible Notes upon the occurrence of certain designated events at a repurchase price of 100% of the principal amount of the New Convertible Notes, plus accrued and unpaid interest.
The 8.5% Senior Secured Notes must be redeemed in full upon additional issuances of debt by the Company in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the 8.5% Senior Secured Notes redeemed up to the date of redemption, and (ii) the Applicable Premium, if any, as defined in the Amended and Restated Senior Secured Indenture. Upon a change of control, the Company will be required to make an offer to holders of the 8.5% Senior Secured Notes to repurchase the 8.5% Senior Secured Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest up to the date of redemption.

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
However, we may not have enough available cash to make a required repurchase of the New Convertible Notes or the 8.5% Senior Secured Notes at the applicable time, and may not be able to obtain the necessary financing on favorable terms. In addition, our ability to repurchase the New Convertible Notes or the 8.5% Senior Secured Notes may be limited by law or by the agreements governing our other indebtedness that exist at the time of the repurchase, as the case may be. Our failure to repurchase the New Convertible Notes or the 8.5% Senior Secured Notes when required by their indenture would constitute a default, which could also lead to a default under the agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to repurchase the New Convertible Notes or the 8.5% Senior Secured Notes. Any such default would have a material adverse effect on our business, prospects, financial condition and operating results.
Interest on the New Convertible Notes and on the 8.5% Senior Secured Notes is due semi-annually and quarterly, respectively.
Risks Related to Our Business

We have been experiencing net losses and expect that net losses could continue for an uncertain period. If we continue to operate at a loss, our business may not be financially viable.
For the year ended December 31, 2017, our net loss from continuing operations was $3.2 million. We have now reported 3 consecutive loss years with an accumulated deficit of $136.0 million. As of December 31, 2017, our cash balance was $31.3 million and certificates of deposit were $1.0 million. We had net working capital of $55.3 million, outstanding debt of $441.1 million and we had life settlement assets of $567.5 million. If we do not succeed in our business plan’s objectives to achieve profitability, our business might continue to experience losses and may not be sustainable in the future.

Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums.
We are responsible for paying all premiums necessary to keep the policies in our portfolio in force and prevent them from lapsing. We estimate that we will need to pay $140,000 in premiums to keep our current portfolio of life insurance policies that are not pledged as collateral under the White Eagle Revolving Credit Facility in force through 2019. As of December 31, 2017, we had approximately $31.3 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $18.1 million is available to pay premiums on the 2 unencumbered policies and general expenses, with approximately $13.1 million being restricted by the White Eagle Revolving Credit Facility. By using cash reserves to pay premiums for retained life insurance policies, we will have less cash available for other business purposes. Therefore, our cash flows and the required amount of our cash reserves to pay premiums is dependent on our assumptions about life expectancies being accurate.
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
The use of third party service providers may have an adverse effect on the operations of the Company.
Our business relies significantly on the use of third party service providers to support our day to day business operations.  Any significant changes in prices these providers charge may have a material impact on our financial results. In addition, any reduction in service levels among our third party service providers, including delays or disruption of services may have an adverse effect on the operations of the Company.
Recent and future increases to the premiums due on life insurance policies that we own have adversely affected and will adversely affect the fair value and our returns on such life insurance policies.
To keep the life insurance policies that we own in force, insurance premiums must be paid in a timely manner. Projected premium payments are a critical component of our fair value estimates, and any increase in expected premiums will likely decrease the fair value of a given life insurance policy and adversely affect the return on that policy. Commencing in the third quarter of 2015, 24 of our policies became subject to a cost of insurance increase, there was no cost of insurance increase during the year ended December 31, 2017. Further cost of insurance increases may cause our projected premium payments to significantly increase, adversely affect the loan to value ratios under the White Eagle Revolving Credit Facility and otherwise could have an adverse, material effect on our business, results of operations and the value of any affected policies.

The premiums necessary to maintain our life finance assets are expected to increase if we were to acquire additional policies.
The premiums necessary to keep our policies in force may increase. Assuming no maturities in 2018, we would need to pay $141,000 in premiums in 2018 to maintain the policies owned as of December 31, 2017 that are not pledged under the White Eagle Revolving Credit Facility. For the 606 policies pledged as collateral under the White Eagle Revolving Credit Facility, White Eagle is eligible to borrow under the White Eagle Revolving Credit Facility to pay the estimated $94.2 million in premiums for 2018 (assuming no maturities), so long as the applicable borrower maintains compliance with the borrowing base formula determined by the lender. If White Eagle is unable to draw under the White Eagle Revolving Credit Facility, it may not be able to sustain the policies it owns, which could lead to lapses or an event of default under the White Eagle Revolving Credit Facility. See "Liquidity and Capital Resources" under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
All states require that the initial purchaser of a new life insurance policy insuring the life of an individual have an "insurable interest," meaning a stake in the insured’s health and wellbeing, rather than the insured’s death, in such individual’s life at the time of original issuance of the policy. Whether an insurable interest exists in the context of the purchase of a life insurance policy is critical because, in the absence of a valid insurable interest, life insurance policies are unenforceable under most states’ laws. Where a life insurance policy has been issued to a policyholder without an insurable interest in the life of the individual who is insured, the life insurance company may be able to void or rescind the policy. Even if the insurance company cannot void or rescind the policy, the insurable interest laws of a number of states provide that persons with an insurable interest on the life of the insured may have the right to recover a portion or all of the death benefit payable under a policy from a person who has no insurable interest on the life of the insured. These claims can generally only be brought if the policy was originally issued to a person without an insurable interest in the life of the insured.
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
From time to time, insurance carriers have challenged the validity of policies owned by us or that once served as the underlying collateral for a premium finance loan made by us. See "Litigation" under Note 17, "Commitments and Contingencies" to our consolidated financial statements. We believe the USAO Investigation (as defined below) and the SEC Investigation (as defined below) have caused us to experience more challenges to policies by insurers attempting to use such investigations and the Non-Prosecution Agreement (as defined below) as grounds for rescinding or contesting a policy. Any such future challenges may result in uncertainty over title and collectability, increased costs, delays in payment of life insurance proceeds or even the voiding of a policy, and could have a material adverse effect on the ability of the Company to comply with the covenants in the agreements governing our indebtedness, our business, financial condition and results of operations.
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
While fraud and misrepresentation by applicants and potential insureds in completing life insurance applications exist generally in the life insurance industry (especially with respect to the health and medical history and condition of the potential insured as well as the applicant’s net worth), such risk of fraud and misrepresentation may be heightened in connection with life insurance policies for which the premiums are financed through premium finance loans. In particular, there is a risk that applicants and potential insureds may not have truthfully or completely answered questions related to whether the life insurance policy premiums would be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy, or the applicants’ intention regarding the future sale or transfer of life insurance policies. Such risk may be further increased to the extent life insurance agents communicated to applicants and potential insureds regarding potential premium finance arrangements or transfers of life insurance policies through payment defaults under premium finance loans. In the ordinary course of our legacy premium finance business, our sales team received inquiries from life insurance agents and brokers regarding the availability of premium finance loans for their clients. However, any communication between the life insurance agent and the potential policyholder or insured is beyond our control and we may not know whether a life insurance agent discussed with the potential policyholder or the insured the possibility of a premium finance loan by us or the subsequent transfer of the life insurance policy. Consequently, notwithstanding the representations and certifications obtained from the policyholders, insureds and the life insurance agents, there is a risk that insurance carriers, the estates or heirs of insureds, or others could contest policies we acquired through foreclosures of premium finance loans based on fraud or misrepresentation as to any information provided to the life insurance company, including the life insurance application. See "Litigation" under Note 17, "Commitments and Contingencies" to the accompanying consolidated financial statements.
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
As of December 31, 2017, of the 608 policies in our life settlement portfolio, 530 policies were previously premium financed.
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
Generally, there are two forms of insurable interests in the life of an individual, familial and financial. Additionally, an individual is deemed to have an insurable interest in his or her own life. It is also a common practice for an individual, such as a grantor or settlor, to form an irrevocable trust to purchase and own a life insurance policy insuring the life of the grantor or settlor, where the beneficiaries of the trust are persons who themselves, by virtue of certain familial relationships with the grantor or settlor, also have an insurable interest in the life of the insured. In the event of a payment default on our premium finance loan, we generally acquired life insurance policies owned by trusts (or the beneficial interests in the trust itself) that we believe had an insurable interest in the life of the related insureds. However, a state insurance regulatory authority or a court may determine that the trust or policy owner did not have an insurable interest in the life of the insured or that we, as lender, only have a limited insurable interest. Any such determination could result in our being unable to receive the proceeds of the life insurance policy, which could lead to a total loss on our investment in life settlements. Any such loss or losses could have a material adverse effect on our business, financial condition and results of operations.

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
Under the current Presidential administration and U.S. Congress, we expect that there may be many changes to existing U.S. laws, regulations, and standards that may affect our business. Because of the uncertainty regarding existing law, we cannot quantify or predict with any certainty the likely impact of such change on our business model, prospects, financial condition or results of operations. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.

Our former structured settlements business may expose us to future claims or contingent liabilities.
Pursuant to the terms of the asset purchase agreement we entered into in connection with the sale of our structured settlements business, we sold substantially all of that business’ operating assets in 2013 while retaining substantially all of its liabilities. In addition, we agreed to indemnify the purchaser for certain breaches of representations and warranties regarding us and various aspects of that business. Many of our indemnification obligations are subject to time and maximum liability limitations, however, in some instances our indemnification obligations are not subject to any limitations. Significant indemnification claims by the purchaser or other claims or contingent liability related to our former structured settlement business could materially and adversely affect our business, financial condition and results of operations.
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
The market price of our common stock has fluctuated and could fluctuate substantially in the future. This volatility may subject our stock price to material fluctuations due to the factors discussed in this Risk Factors section, and other factors including market reaction to the estimated fair value of our portfolio; our capital structure; cash position; our ability to service our debt; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of common stock by existing shareholders. A decline in the market price of our common stock could adversely affect our ability to raise capital by issuing additional securities.

The conversion rate for the Convertible Notes will be adjusted in connection with a make-whole fundamental change.
The provisions of the New Convertible Note Indenture include a make-whole provision to compensate the Company’s debt holders for the lost option time value and forgone interest payments upon the Company experiencing a Fundamental Change (as defined in the New Convertible Note Indenture). These Fundamental Changes revolve around change in beneficial ownership, the consummation of specified transactions which result in the conversion of common stock into other assets or the sale, transfer or lease of all or substantially all of the Company’s assets, a majority change in the composition of the Company’s Board of Directors, the Company’s stockholders' approval of any plan for liquidation of dissolution of the Company, and the Common Stock ceasing to be listed or quoted on a Trading Market (as defined under the New Convertible Notes). The number of incremental additional shares to be issued as a result of a Fundamental Change is based on a table which calculates the adjustment based on the inputs of time and share value. Such increase in the conversion rate will dilute the ownership interest of our common stock shareholders.

Provisions in our articles of incorporation and bylaws, as well as the Board Rights agreements entered into as part of our recent recapitalization, could impede an attempt to replace or remove our directors or otherwise effect a change of control, which could diminish the price of our common stock.

Our articles of incorporation and bylaws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In particular, shareholders are required to provide us with advance notice of shareholder nominations and proposals to be brought before any annual meeting of shareholders, which could discourage or deter a third party from conducting a solicitation of proxies to elect its own slate of directors or to introduce a proposal. In addition, our articles of incorporation eliminate our shareholders’ ability to act without a meeting and require the holders of not less than 50% of the voting power of our common stock to call a special meeting of shareholders. In addition, our bylaws require that in order to be eligible to nominate or propose for nomination a candidate for election as a director, a shareholder must own at least one percent of the Company's outstanding shares of common stock for no less than twelve months.
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
On January 23, 2017, we voluntarily delisted our common stock from the NYSE, and on February 3, 2017, the trading of our common stock began on the over-the-counter market, OTCQB. Such trading could reduce the market liquidity of our common stock. As a result, investors may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited.
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
Item 3. Legal Proceedings
For a description of legal proceedings, see "Litigation” under Note 17, "Commitments and Contingencies" to the accompanying consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
During the year ended December 31, 2017, shares of our common stock were traded on the OTC Market Group’s OTCQB marketplace under the trading symbol "EMGC."
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the OTC:

	2017
	High	Low
1st Quarter	$1.41	$0.20
2nd Quarter	$0.35	$0.27
3rd Quarter	$0.54	$0.27
4th Quarter	$0.49	$0.32

	2016
	High	Low
1st Quarter	$4.54	$3.49
2nd Quarter	$4.59	$3.10
3rd Quarter	$4.42	$2.85
4th Quarter	$3.15	$1.11
As of March 12, 2018, we had 8 holders of record of our common stock and the closing stock price was $0.41.
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

Purchases of Equity Securities
There were no purchases during the year ended December 31, 2017.

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

	Historical
	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Income
(Loss) gain on life settlements, net	—	—	(41)	(426)	(1,990)
Change in fair value of life settlements	51,551	864	46,717	44,128	88,686
Servicing fee income	—	—	—	—	310
Other income	322	251	215	114	2,072
Total income	51,873	1,115	46,891	43,816	89,078
Expenses
Interest expense	32,797	29,439	27,286	16,245	13,657
Change in fair value of Revolving Credit Facilities	4,501	(1,898)	12,197	(5,472)	(9,373)
Loss on extinguishment of debt	2,018	554	8,782	—	3,991
Change in fair value of conversion derivative liability	—	—	—	6,759	—
(Gain) loss on loan payoffs and settlements, net	—	—	—	—	(65)
Amortization of deferred costs	—	—	—	—	7
Personnel costs	5,069	6,070	6,384	8,763	8,177
Legal fees	3,721	6,427	20,739	13,620	11,701
Professional fees	4,445	7,081	7,133	5,254	5,281
Insurance	783	835	1,275	1,667	1,953
Other selling, general and administrative expenses	1,777	2,036	2,194	2,006	1,887
Total expenses	55,111	50,544	85,990	48,842	37,216
(Loss) income from continuing operations before income taxes	(3,238)	(49,429)	(39,099)	(5,026)	51,862
(Benefit) provision for income taxes	—	—	(8,719)	125	39
Net (loss) income from continuing operations	$(3,238)	$(49,429)	$(30,380)	$(5,151)	$51,823
Discontinued Operations:
(Loss) Income from discontinued operations, net of income taxes	(271)	(260)	(644)	(601)	2,198
Gain on disposal of discontinued operations, net of income taxes	—	—	—	—	11,311
Benefit for income taxes	—	—	—	232	—
Net (loss) income from discontinued operations	(271)	(260)	(644)	(369)	13,509
Net (loss) income	$(3,509)	$(49,689)	$(31,024)	$(5,520)	$65,332
(Loss) earnings per share:
Basic and diluted (loss) earnings per common share
Continuing operations	$(0.04)	$(1.79)	$(1.22)	$(0.24)	$2.44
Discontinued operations	$—	$(0.01)	$(0.03)	$(0.02)	$0.64
Net (loss) income	$(0.04)	$(1.80)	$(1.25)	$(0.26)	$3.08
Weighted average shares outstanding:
Basic and diluted (1)	82,323,050	27,660,711	24,851,178	21,354,567	21,216,487

(1)	As of December 31, 2017, there were 158,495,399 and 157,887,399 shares of common stock issued and outstanding, respectively, and 608,000 shares of treasury stock.

	Historical
	December 31,
	2017	2016	2015	2014	2013
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	18,131	$2,246	$12,946	$51,166	$14,722
Cash and cash equivalents (VIE)	13,136	9,072	7,395	3,751	7,977
Restricted cash	—	—	—	—	13,506
Certificate of deposit	1,010	6,025	2,501	—	—
Prepaid expenses and other assets	617	1,112	1,017	1,502	1,331
Prepaid expenses and other assets (VIE)	53	—	—	—	—
Deposits—other	1,377	1,347	1,347	1,340	1,597
Deposits on purchases of life settlements	—	—	—	1,630	—
Structured settlement receivables at estimated fair value, net	—	—	—	384	660
Structured settlement receivables at cost, net	—	—	—	597	797
Investment in life settlements, at estimated fair value	750	680	11,946	82,575	48,442
Investment in life settlements, at estimated fair value (VIE)	566,742	497,720	449,979	306,311	254,519
Receivable for maturity of life settlements (VIE)	30,045	5,000	18,223	4,000	2,100
Fixed assets, net	145	232	322	355	74
Investment in affiliates (VIE)	2,384	2,384	2,384	2,384	2,378
Total assets	$634,390	$525,818	$508,060	$455,995	$348,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	2,015	$2,590	3,051	6,140	2,977
Accounts payable and accrued expenses (VIE)	753	593	419	423	341
Other liabilities	451	359	360	1,256	21,221
Interest payable—8.5% Convertible Notes (Note 10)	46	2,272	2,272	2,272	—
8.5% Convertible Notes, net of discount and deferred debt costs (Note 10)	1,098	60,535	56,812	51,945	—
Interest payable - 5.0% Convertible Notes (Note 11)	1,432	—	—	—	—
5.0% Convertible Notes, net of discount and deferred debt costs (Note 11)	68,654	—	—	—	—
Interest payable—15.0% Senior Secured Notes (Note 12)	—	213	—	261	—
15.0% Senior Secured Notes, net of deferred debt costs (Note 12)	—	29,297	—	—	—
Interest payable - 8.5% Senior Secured Notes (Note 13)	132	—	—	—	—
8.5% Senior Secured Notes, net of deferred debt costs (Note 13)	33,927	—	—	—	—
12.875% Secured Notes, net of discount and deferred debt costs	—	—	—	24,036	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE)	329,240	257,085	169,131	145,831	123,847
Red Falcon Revolving Credit Facility, at estimated fair value (VIE)	—	—	55,658	—	—
Income taxes payable	—	—	—	—	6,295
Deferred tax liability	—	—	—	8,728	—
Total liabilities	437,748	352,944	287,703	240,892	154,681
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 and 80,000,000 authorized at December 31, 2017 and 2016; 158,495,399 issued and 157,887,399 outstanding at December 31, 2017; 29,021,844 issued and 28,413,844 outstanding as of December 31, 2016, 28,130,508 issued and 27,522,508 outstanding as of December 31, 2015, 21,402,990, 21,237,166, and 21,206,121 issued and outstanding as of December 31, 2014 and 2013 respectively)	1,585	290	281	214	212
Preferred stock, $0.01 par value (40,000,000 authorized; 0 issued and outstanding as of December 31, 2017,2016, 2015, 2014 and 2013)	—	—	—	—	—
Treasury stock (608,000 shares as of December 31, 2017 and 2016 and 2015, and 0 shares as of December 31, 2014, 2013)	(2,534)	(2,534)	(2,534)	—	—
Additional paid-in-capital	333,629	307,647	305,450	266,705	239,506
Accumulated deficit	(136,038)	(132,529)	(82,840)	(51,816)	(46,296)
Total stockholders’ equity	196,642	172,874	220,357	215,103	193,422
Total liabilities and stockholders’ equity	$634,390	$525,818	$508,060	$455,995	$348,103

Selected Operating Data (dollars in thousands):

	For the Year Ended December 31,
	2017		2016		2015	2014
Period Acquisitions—Policies Owned
Number of policies acquired	—		1		43	16
Average age of insured at acquisition	—		90.3		85.0	85.2
Average life expectancy—Calculated LE (Years)	—		2.3		5.4	5.9
Average death benefit	$—		$690		$2,811	$4,444
Aggregate purchase price	$—		$16		$30,695	$16,296

End of Period—Policies Owned
Number of policies owned	608		621		632	607
Average age of insured	83.4		82.4		81.4	80.4
Average death benefit per policy	$4,738		$4,745		$4,714	$4,829
Average life expectancy—Calculated LE (Years)	8.3		9.0		9.9	10.7
Aggregate death benefit	$2,880,487		$2,946,511		$2,979,352	$2,931,066
Aggregate fair value	$567,492		$498,400		$461,925	$388,886
Monthly premium—average per policy	$12.3		$11.0		$9.1	$7.8

Period Maturities
Number of policies matured	13		12	2	17	7
Average age of insured at maturity	82.8	85.2	85.7	86.8	85.0	80.1
Average life expectancy - Calculated LE (Years)	4.5	1.8	3.4	5.4	6.4	7.1
Aggregate death benefit	$67,177		$37,460		$67,403	$25,500
Gains on maturity	$35,891		$17,876		$47,940	$16,413
Proceeds collected	$42,131		$50,460		$53,454	$23,600

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
Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 608 life insurance policies, also referred to as life settlements, with a fair value of $567.5 million and an aggregate death benefit of approximately $2.9 billion at December 31, 2017. The Company primarily earns income on these policies from changes in their fair value and through death benefits.

Going Concern

Historically, the Company had incurred substantial losses and reported negative cash flows from operating activities of $34.9 million for the year ended December 31, 2017 and $45.6 million for the year ended December 31, 2016. As of December 31, 2017, we had approximately $31.3 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $18.1 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $13.1 million being restricted by the White Eagle Revolving Credit Facility.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. During the year ended December 31, 2017, the Company entered into certain agreements for the purpose of recapitalizing the Company (as described below), and on July 28, 2017 and August 11, 2017, the Company consummated the Transactions (as described below). See Note 10, "8.5% Senior Unsecured Convertible Notes", Note 11 "5.0% Senior Unsecured Convertible Notes", Note 12, "15% Senior Secured Notes", Note 13, "8.5% Senior Secured Notes" and Note 18, "Stockholders' Equity" for further information. In considering the cash on hand at December 31, 2017 and management's projections for receipts of death benefits from policy maturities, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for the next twelve months, at a minimum, from the date of filing this Form 10-K.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.

Recapitalization Transaction

On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (together, the "Master Transaction Agreements") by and between the Company, PJC Investments, LLC, a Texas limited liability company ("PJC"), and each Consenting Convertible Note Holder that is a party to one or more Master Transaction Agreements ("Consenting Convertible Note Holders") regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction"), which included an Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value (the "Common Stock"), a Common Stock Purchase Agreement, a Convertible Note Exchange Offer, a New Convertible Note Indenture providing for the issuance of New Convertible Notes, a Senior Note Exchange Offer, a New Senior Note Indenture providing for the issuance of New Senior Notes, a Senior Note Purchase Agreement, Warrants and certain other agreements and documents delivered in connection with the Transaction (each as defined in the Master Transaction Agreements). The Master Transaction Agreements and the transactions contemplated under the Master Transaction Agreements were unanimously approved by the Board of Directors of the Company on March 13, 2017.

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

On June 19, 2017, the Company entered into a series of amendments to the Master Transaction Agreements, as amended (the "Additional MTA Amendments"), which amended each Master Transaction Agreement made as of March 15, 2017 and May 12, 2017. The purpose of the Additional MTA Amendments was to modify the definition of "Investor" and amend the form of warrant attached as Exhibit E to the Master Transaction Agreements (the "Warrant") to, among other things, contemplate vesting of the Warrant to holders on a pro rata basis. The Additional MTA Amendments also extended the period by which Consenting Convertible Note Holders could tender into the Convertible Note Exchange Offer.

Under the Master Transaction Agreements, PJC and other parties agreed to certain undertakings, including: (i) PJC or its designees (the "Investors") purchasing up to 100% of the Company’s 15.0% Senior Secured Notes from the Consenting Senior Note Holders (as defined herein) pursuant to a Senior Note Purchase Agreement, (ii) PJC and/or the Investors purchasing $15.0 million in shares of Common Stock, pursuant to a Common Stock Purchase Agreement, and (iii) issuance to PJC and/or the Investors of warrants, as amended, to purchase up to 42,500,000 shares of Common Stock at an exercise price of $0.20 per share, for an aggregate purchase price of up to $8.5 million. Upon the closing of the proposed transactions, the Company’s Board of Directors would include four members representing PJC and/or the Investors and one member representing the Consenting Convertible Note Holders.

On or about April 7, 2017, the Company entered into an Exchange Participation Agreement (the "Participation Agreement") with holders (the "Consenting Senior Note Holders") representing 100% of the aggregate outstanding principal amount of the Company's 15.0% Senior Secured Notes due 2018 (the "15.0% Senior Secured Notes").

On April 18, 2017, the Company launched an exchange offer (the "Convertible Note Exchange Offer") to the existing holders of its outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes" or "8.5% Convertible Notes") to exchange their Convertible Notes for 5% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes" or "5% Convertible Notes").

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC (the "Bridge Note"), to provide financing to fund the Company's continued operations with a maturity date of July 3, 2017. The Bridge Note was amended on June 28, 2017 (the "Amended and Restated Bridge Note") to (i) increase the principal amount thereunder to $3.3 million and (ii) extend the maturity date from July 3, 2017 to the earlier of (a) July 28, 2017 and (b) the date on which the Master Transaction Agreements are consummated. Approximately $2.8 million was drawn on the Amended and Restated Bridge Note during the year ended December 31, 2017, respectively. All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the consummation of the recapitalization transactions as described below.

On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.

As of December 31, 2017, the Company has incurred approximately $4.6 million in costs related to the recapitalization transactions, and of this amount, $1.2 million is included in 8.5% Senior Secured Notes, $2.5 million is recognized as interest expense for 8.5% Convertible Notes and $937,000 is recorded in Additional paid-in-capital on the consolidated balance sheet.

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

The Warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the Warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of Convertible Notes (as defined below) and New Convertible Notes (as defined below) outstanding upon the Transaction Closing into shares of Common Stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The Warrants have an eight year term. The Warrants are subject to anti-dilution adjustment provisions.

Convertible Note Exchange Offer

On July 26, 2017, the Company’s Convertible Note Exchange Offer to exchange its outstanding $74.2 million aggregate principal amount of Convertible Notes for its New Convertible Notes expired. At least 98% of the outstanding

Convertible Notes were tendered in the Convertible Note Exchange Offer. The amount of Convertible Notes exchanged included approximately $73.0 million of principal outstanding prior to the exchange and approximately $2.8 million of interest paid in kind at the exchange date. The outstanding principal of the Convertible Notes after the exchange was approximately $1.2 million.

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

In connection with the Transaction Closing, the Company paid each Senior Secured Note Holder 5% of the face amount of the 15.0% Senior Secured Notes held by such Senior Secured Note Holder as of immediately prior to the Transaction Closing, plus all accrued but unpaid interest on such 15.0% Senior Secured Notes through the date of the Transaction Closing, pursuant to that certain Exchange Participation Agreement dated April 7, 2017 among the Company and Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the 15.0% Senior Secured Notes.

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

Special Dividend Note

Prior to the Transaction Closing, Lamington Road Designated Activity Company, an Irish section 110 company and an indirect subsidiary of the Company ("Lamington"), issued a promissory note to Markley Asset Portfolio, LLC, a Delaware limited liability company and an indirect subsidiary of the Company ("Markley"), in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington (the "Special Dividend Note"). The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0%. The Company has the opportunity to repatriate funds through repayment of principal and interest on this note without a U.S. federal or state income tax liability. The Special Dividend Note between the two entities will eliminate in consolidation.

See Note 21, "Income Tax", to the accompanying consolidated financial statements for further information.

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

Other Events

Our indirect subsidiary, White Eagle, is the owner of 606 life insurance policies with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $566.7 million at December 31, 2017. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the respective facilities. See "Liquidity and Capital Resources" under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

During the year ended December 31, 2017, 13 life insurance policies with face amounts totaling $67.2 million matured. The net gain on these maturities was $35.9 million. The gains related to maturities are included in income from changes in fair value of life settlement in the consolidated statement of operations for the year ended December 31, 2017. All 13 policies had served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $42.1 million were received during the year ended December 31, 2017. Of this amount, approximately $37.1 million, inclusive of approximately $2.5 million collected during the year ended December 31, 2016, were utilized to repay borrowings, interest and expenses under the White Eagle Revolving Credit Facility during the year ended December 31, 2017, with approximately $7.8 million on account for White Eagle awaiting distribution through the waterfall. We continue to believe that there are accretive opportunities to grow our existing portfolio of life settlements and intend, subject to our liquidity needs and available cash, to selectively deploy capital in both the secondary and tertiary life settlement markets. Assuming we recognize no policy maturities, our estimated premiums for 2018 would be $94.4 million. White Eagle would be eligible to borrow approximately $94.2 million of this amount under the White Eagle Revolving Credit Facility to pay premiums on policies secured by the White Eagle Revolving Credit Facility to the extent that is does not exceed the facility limit of $370.0 million. Approximately $141,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of December 31, 2017.

Reduction in Force

On August 3, 2017 and August 11, 2017, as a reduction in force, the Company reduced its headcount from 20 employees to 12 employees which included two of the Company’s executive officers. During the year ended December 31, 2017, the Company recognized a onetime severance cost of approximately $1.0 million related to this reduction, and the amounts are being paid over a period of twelve months.

Critical Accounting Policies
Critical Accounting Estimates
The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility and the valuation of our conversion derivative liability formerly embedded within the Convertible Notes have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and White Eagle Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 15, "Fair Value Measurements" to the accompanying consolidated financial statements for a discussion of our fair value measurement.

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 7, "Life Settlements (Life Insurance Policies)" and Note 15, "Fair Value Measurements" for further information.
We have elected to account for the debt under the White Eagle Revolving Credit Facility, which includes the interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the estimated amount that would have to be paid to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of assumptions and/or estimation methodologies could have a material effect on the estimated fair values.
Income Recognition
Our primary sources of income are in the form of changes in fair value of life settlements and gains on life settlements, net. Our income recognition policies for these sources of income are as follows:

•
Changes in Fair Value of Life Settlements—When the Company acquires certain life insurance policies we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for those policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities on the date we are in receipt of death notice or verified obituary of the insured. This income is the difference between the death benefits and fair values of the policy at the time of maturity.

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

Our provision for income taxes results in an annual effective tax rate of 0% in 2017 compared to 0% in 2016. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

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

On December 22, 2017 the United States enacted the Tax Cuts and Jobs Act ("TCJA"). Effective for 2018, under certain circumstances, Section 245A enacted by the TCJA eliminates U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also creates a new tax on certain taxed foreign income under new Section 951A. Specifically, income earned in excess of a deemed return on tangible assets held by a controlled foreign corporation (such excess called Global Intangible Low-Taxed Income ("GILTI") must now generally be included as U.S. taxable income on a current basis by its U.S. shareholders. Based on the Company’s life settlement assets held within Ireland, management expects the net income generated from these activities to qualify entirely as GILTI. On January 10, 2018, the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For ASC 740 purposes, the Company intends to adopt an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.
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

Consolidated Results of Operations

Results of Continuing Operations
2017 Compared to 2016
Net loss from continuing operations for the year ended December 31, 2017 was $3.2 million as compared to a loss of $49.4 million for the year ended December 31, 2016. There was no tax benefit for the year ended December 31, 2017. The following is our analysis of net loss for the year (in thousands).

	Year Ended December 31,
	2017	2016	Change	% Change
Income	$51,873	$1,115	$50,758	4,552%	increase
Expenses	55,111	50,544	4,567	9%	increase
Net loss	$(3,238)	$(49,429)	$46,191	(93)%	decrease

Income for the year ended December 31, 2017 was comprised mainly of a gain on maturity of 13 life settlements of $35.9 million compared to a net gain of $17.9 million on maturity of 12 life settlements during the same period in 2016.

Our income for the year ended December 31, 2016 was significantly impacted by the adoption of the 2015 VBT, which resulted in a reduction in fair value of life settlements of approximately $17.6 million.

Total expenses from continuing operations for the year ended December 31, 2017 were mainly comprised of interest expense of $16.8 million on the White Eagle Revolving Credit Facility; $9.2 million on the 8.5% Convertible Notes; $2.1 million on the 5% Convertible Notes; $2.8 million on the 15% Senior Secured Notes; $1.4 million on the 8.5% Senior Secured Notes, $2.0 million loss on extinguishment of debt, and a change in the fair value of the White Eagle Revolving Credit Facility of $4.5 million.

Total expenses for the year ended December 31, 2016 were also significantly impacted by a $15.7 million gain for the change in fair value of the Revolving Credit Facilities which is associated with the adoption of the 2015 VBT.

Change in fair value of life settlements (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Change in fair value of life settlements	$51,551	$864	$50,687	5,867%	increase

During the year ended December 31, 2017, 13 life insurance policies with face amounts totaling $67.2 million matured, compared to 12 policies with face amounts of $37.5 million for the same period in 2016. The net gain of these maturities was $35.9 million and $17.9 million for 2017 and 2016, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the years ended December 31, 2017 and 2016. All 13 of the maturities served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $42.1 million were received during the year ended December 31, 2017. Of this amount, approximately $37.1 million inclusive of approximately $2.5 million collected during the year ended December 31, 2016 were utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility. The Company also recorded a $30.0 million receivable for maturity of life settlements at December 31, 2017 relating to policies pledged to the White Eagle Revolving Credit Facility.

During the year ended December 31, 2016, the Company changed its valuation technique when it decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The resulting impact was a reduction in the fair value of the life settlements of approximately $17.6 million for the year ended December 31, 2016.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect of the insureds' lives and maturities. The updated life expectancy reports implied that, in the aggregate, the insureds’ health improved, therefore lengthening their life expectancies relative to the prior life expectancies, which resulted in a decrease in fair value.

The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. At December 31, 2017, the Company determined that the weighted average discount rate calculated based on death benefit was 15.95% compared to 16.37% at December 31, 2016. This resulted in a positive impact for the change in fair value of our life settlement for the year ended December 31, 2017.

As of December 31, 2017, we owned 608 policies with an estimated fair value of $567.5 million compared to 621 policies with a fair value of $498.4 million at December 31, 2016, an increase of $69.1 million or 14%. Of the 608 policies, 606 policies were pledged to the White Eagle Revolving Credit Facility. During the year ended December 31, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 20 policies for approximately $1.4 million. In addition, we acquired one life insurance policy for the same period ended 2016, which resulted in a gain of approximately $262,000. As of December 31, 2017, the aggregate death benefit of our life settlements was $2.9 billion.

Of these 608 policies owned as of December 31, 2017, 530 were previously premium financed and are valued using discount rates that range from 15.50% – 21.00%. The remaining 78 policies are valued using discount rates that range from 14.50% – 17.50%. See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Interest expense	$32,797	$29,439	$3,358	11%	increase
Loss on extinguishment of debt	2,018	554	1,464	264%	increase
Change in fair value of Revolving Credit Facilities	4,501	(1,898)	6,399	(337)%	increase
SG&A expenses	15,795	22,449	(6,654)	(30)%	decrease
Total Expense	$55,111	$50,544	$4,567	9%	increase

Interest expense (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$16,819	$11,422	$5,397	47%	increase
Red Falcon Revolving Credit Facility	—	4,260	(4,260)	(100)%	decrease
8.5% Convertible Notes	9,206	9,737	(531)	(5)%	decrease
15% Senior Secured Notes	2,784	4,008	(1,224)	(31)%	decrease
5% Convertible Notes	2,107	—	2,107	100%	increase
8.5% Senior Secured Notes	1,370	—	1,370	100%	increase
Participation Interest - White Eagle Revolving Credit Facility	467	$—	467	100%	increase
Other	44	12	32	267%	increase
Total Interest Expense	$32,797	$29,439	$3,358	11%	increase

Outstanding debt for the year ended December 31, 2017 included $329.0 million of outstanding principal on the White Eagle Revolving Credit Facility, $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.

The Company's outstanding debt increased by $78.9 million from $362.1 million at December 31, 2016 to $441.1 million at December 31, 2017. The increase is mainly attributable to a net increase in principal of $67.7 million on the White Eagle Revolving Credit Facility, a $75.8 million increase in the 5% Convertible Notes, a $35.0 million increase in the 8.5% Senior Secured Notes, offset by a repayment of $30.0 million on the 15% Senior Secured Notes and a $69.5 million decrease in the 8.5% Convertible Notes.

Of the interest expense of $32.8 million for the year ended December 31, 2017, approximately $16.8 million represents interest paid on the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.69% to 2.11% at December 31, 2017. Interest expense also includes approximately $467,000 for participation interest on the Facility paid during the year ended December 31, 2017.

The Red Falcon Revolving Credit Facility (as defined below) which was held by one of our subsidiaries, Red Falcon Trust, was terminated in December 2016 and the policies were acquired by White Eagle, shows a decrease of approximately $4.3 million when compared to the year ended December 31, 2016. There was no interest expense for this facility during 2017 given the debt was fully repaid during the year ended December 31, 2016.
Interest expense on the 8.5% Convertible Notes totaled $9.2 million, including $4.2 million, $2.5 million,$2.1 million and $314,000 from interest, one time debt modification cost, amortizing debt discounts and originations costs, respectively, during the year ended December 31, 2017. Interest for the year ended December 31, 2017 included approximately $522,000 of additional interest paid in kind to note holders.

The Company recorded $2.1 million of interest expense on the 5.0% Convertible Notes, including $1.6 million, $432,000 and $64,000 from interest, amortization of debt discount and origination costs, respectively. The 5% Convertible Notes originated in 2017 and, therefore, there was no related interest expense during the year ended December 31, 2016.
The Company recorded $2.8 million of interest expense on the 15% Senior Secured Notes, including $2.6 million and $184,000 from interest and amortizing debt discounts, respectively, during the year ended December 31, 2017.
The Company recorded approximately $1.4 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest and $98,000 of amortizing debt issuance costs. The 8.5% Senior Secured Notes originated in 2017 and, therefore, there was no related interest expense during the year ended December 31, 2017.
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
Interest expense on the Convertible Notes totaled $9.7 million of interest expense on the Convertible Notes, including $6.0 million, $3.2 million and $480,000 from interest, amortizing debt discounts and origination costs, respectively.
The Company recorded approximately $4.0 million of interest expense on the 15% Senior Secured Notes, which includes $3.7 million of interest and $356,000 of amortizing debt issuance costs, during the year ended December 31, 2016.

See Notes 8, "White Eagle Revolving Credit Facility," 9, "Red Falcon Revolving Credit Facility," 10, "8.50% Senior Unsecured Convertible Notes," 11, "5% Senior Unsecured Convertible Notes," 12, "15.0% Senior Secured Notes," and 13, "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Extinguishment of debt (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Loss on extinguishment of debt	$2,018	$554	$1,464	264%	increase
	$2,018	$554	$1,464	264%	increase

During the year ended December 31, 2017, approximately $2.0 million was recorded in loss on the extinguishment of debt for the 15.0% Senior Secured Notes, including $1.5 million and $518,000 related to prepayment penalty and write off of origination cost, respectively.

During the year ended December 31, 2016, the Company terminated the Red Falcon Revolving Credit Facility. The outstanding principal balance and unpaid interest due was paid upon termination of the facility on December 29, 2016 was $65.1 million. Approximately $554,000 was recorded as a loss on extinguishment of debt related to the early repayment of the facility. This includes the debt valuation allowance of $239,000 and costs incurred related to the facility termination of $315,000 at December 31, 2016.

See Notes 9 "Red Falcon Revolving Credit Facility," and 12 "15% Senior Secured Notes" of the accompanying consolidated financial statements.

Change in fair value of the Revolving Credit Facilities (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$4,501	$(1,389)	$5,890	(424)%	increase
Red Falcon Revolving Credit Facility	—	(509)	509	(100)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$4,501	$(1,898)	$6,399	(337)%	increase

At December 31, 2017, the White Eagle Revolving Credit Facility shows a loss of approximately $4.5 million compared to a gain of $1.4 million or the year ended December 31, 2016. This loss in 2017 is attributable to a combination of offsetting factors as discussed below:

During the year ended December 31, 2017, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rate used to value the facility.

During the year ended December 31, 2016, the Company changed its valuation technique by adopting the 2015 VBT, smoker and gender distinct tables, to determine the value of the life insurance policies pledged as collateral in the facility. The resulting impact was a positive change in fair value of the White Eagle Revolving Credit Facility of approximately $14.7 million. This amount is shown as a reduction to our expenses on the statement of operations for the year ended December 31, 2016.

Change in fair value of Revolving Credit Facilities also includes a gain of $509,000 attributable to the Red Falcon Revolving Credit Facility for the year ended December 31, 2016.

The change resulting from the Company's adoption of the 2015 VBT resulted in a positive change in fair value of the Red Falcon Revolving Credit Facility of approximately $1.0 million. This amount is shown as a reduction to our expenses on the statement of operations for the year ended December 31, 2016. The Red Falcon Revolving Credit Facility was fully repaid on December 29, 2016.

The White Eagle Revolving Credit Facility is valued at December 31, 2017 using discount rates of 18.57% compared to 18.50% for the year ended December 31, 2016.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general and administrative expenses (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Personnel costs	$5,069	$6,070	$(1,001)	(16)%	decrease
Legal fees	3,721	6,427	(2,706)	(42)%	decrease
Professional fees	4,445	7,081	(2,636)	(37)%	decrease
Insurance	783	835	(52)	(6)%	decrease
Other SG&A	1,777	2,036	(259)	(13)%	decrease
Total SG&A Expense	$15,795	$22,449	$(6,654)	(30)%	decrease

The decrease in SG&A expense was primarily the result of a decrease in legal expense of $2.7 million, a decrease in professional fees of $2.6 million, a decrease in personnel costs of $1.0 million, a decrease other SG &A of $259,000 and a decrease in insurance costs of $52,000.

On August 3, 2017 and August 11, 2017, as a reduction in force, the Company reduced its headcount from 20 employees to 12 employees, included in this reduction in force were two of the Company’s executive officers. During the year ended December 31, 2017, the Company recognized a onetime severance cost of approximately $1.0 million related to this reduction, which amounts are being paid over a period of twelve months.
2016 Compared to 2015
Net loss from continuing operations for the year ended December 31, 2016 was $49.4 million as compared to $30.4 million for the year ended December 31, 2015. Our net loss for the year ended December 31, 2015 included approximately $8.7 million in income tax benefit. There was no tax benefit for the year ended December 31, 2016. The following is our analysis of net loss for the period (in thousands).

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
See Notes 21, "Income Taxes," to the accompanying consolidated financial statements.

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

As of December 31, 2016, the Company owned 621 policies with an estimated fair value of $498.4 million compared to 632 policies with a fair value of $461.9 million at December 31, 2015, an increase of $36.5 million or 8%. Of the 621 policies, 619 policies were pledged to the White Eagle Revolving Credit Facility. During the year ended December 31, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 20 policies for approximately $1.4 million. During the year ended December 31, 2016, the Company acquired one life insurance policy that resulted in a gain of approximately $262,000 compared to 43 policies during the same period in 2015 for a gain of $6.0 million. The gain related to acquisitions is included in income from changes in fair value of life settlement in the consolidated statements of operations for the year ended December 31, 2016. As of December 31, 2016, the aggregate death benefit of our life settlements was $2.9 billion.

Of these 621 policies owned as of December 31, 2016, 539 were previously premium financed and are valued using discount rates that range from 16.00% - 21.00%. The remaining 82 policies are valued using discount rates that range from 15.00% - 18.00%. See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements.

Loss on life settlements, net (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Loss on life settlements, net	$—	$(41)	$41	(100)%	decrease

There were no policy sales during the year ended December 31, 2016. The loss in 2015 is related to one policy sale on net proceeds of $2.2 million.

Expenses (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Interest expense	$29,439	$27,286	$2,153	8%	increase
Loss on extinguishment debt	554	8,782	(8,228)	(94)%	decrease
Change in fair value of Revolving Credit Facilities	(1,898)	12,197	(14,095)	(116)%	decrease
SG&A expenses	22,449	37,725	(15,276)	(40)%	decrease
Total Expense	$50,544	$85,990	$(35,446)	(41)%	decrease

Interest expense (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
White Eagle Revolving Credit Facility	$11,422	$9,239	$2,183	24%	increase
Red Falcon Revolving Credit Facility	4,260	4,860	(600)	(12)%	decrease
Convertible Notes	9,737	9,145	592	6%	increase
15.0% Senior Secured Notes	4,008	—	4,008	100%	increase
12.875% Senior Secured Notes	—	4,019	(4,019)	(100)%	decrease
Other	12	23	(11)	(48)%	decrease
Total Interest Expense	$29,439	$27,286	$2,153	8%	increase

Outstanding debt for the year ended December 31, 2016 includes $261.4 million of outstanding principal on the White Eagle Revolving Credit Facility, $70.7 million of Convertible Notes and $30.0 million of 15% Senior Secured Notes.

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
See Notes 8, "White Eagle Revolving Credit Facility," 9, "Red Falcon Revolving Credit Facility," and 10, "8.50% Senior Unsecured Convertible Notes,"," to the accompanying consolidated financial statements.
Extinguishment of debt (in thousands)

	Year Ended December 31,
	2016	2015	Change	% Change
Extinguishment of debt	$554	$8,782	$(8,228)	(94)%	decrease

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

See Note 9 "Red Falcon Revolving Credit Facility," of the accompanying consolidated financial statements.
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

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements.
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

The decrease in SG&A expense was primarily the result of a decrease in legal expense of $14.3 million, a decrease in insurance costs of $440,000and a decrease in personnel costs of $314,000.

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
See Note 17, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Results of Discontinued Operations

2017 Compared to 2016

	Year Ended December 31,
	2017	2016	Change	% Change
Total income	$33	$12	$21	175%	increase
Total expenses	304	272	32	12%	increase
Net loss	$(271)	$(260)	$(11)	4%	increase

Net loss from our discontinued structured settlement operations for the year ended December 31, 2017 was $271,000 as compared to a net loss of $260,000 for the same period in 2016. Total income from our discontinued structured settlement operations was $33,000 compared to $12,000 for the year ended December 31, 2017 and 2016, respectively.

Total expenses from our discontinued structured settlement operations were $304,000 for the year ended December 31, 2017 compared to $272,000 incurred during the same period in 2016. This increase was attributable to a $138,000 increase in other SG&A, offset by a $93,000 decrease in legal fees.
2016 Compared to 2015

	Year Ended December 31,
	2016	2015	Change	% Change
Total income (loss)	$12	$81	$(69)	(85)%	decrease
Total expenses	272	725	(453)	(62)%	decrease
Net loss	$(260)	$(644)	$384	(60)%	decrease

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

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our 8.5% Convertible Notes, 5% Convertible Notes, 8.5% Senior Secured Notes and other financing arrangements.

At December 31, 2017, we had approximately $31.3 million of cash and cash equivalents and certificates of deposit of $1.0 million. Of this amount, approximately $18.1 million was available to pay premiums on two policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility and for other overhead expenses, with approximately $13.1 million restricted pursuant to the White Eagle Revolving Credit Facility. We expect to meet our liquidity needs for the foreseeable future, to the extent we are able to do so, primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand.

For the year ended December 31, 2017, we paid $84.7 million in premiums to maintain our policies in force. Of this amount, $84.6 million was paid by White Eagle through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, any distributions from available proceeds under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to the Company. Additionally, White Eagle cannot borrow under the facility to pay interest. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. Assuming no policy maturities, as of December 31, 2017, we expect to pay $141,000 in premiums during 2018 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility; however, any future cost of insurance increases may cause our projected premium payments to significantly increase and adversely affect the loan to value ratios under the White Eagle Revolving Credit Facility. Additionally, at December 31, 2017, we had $75.8 million, $35.0 million and $1.2 million and in aggregate principal amount of outstanding 5% Convertible Notes, 8.5% Senior Secured Notes and 8.5% Convertible Notes, which accrue interest at 5.0%, 8.5%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes and the 8.5% Convertible Notes are due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. During the year ended December 31, 2017, the Company entered into certain agreements for the purpose of recapitalizing the Company (as described below), and on July 28, 2017 and August 11, 2017, the Company consummated the Transactions. See Note 10, "8.5% Senior Unsecured Convertible Notes", Note 11 "5.0% Senior Unsecured Convertible Notes", Note 12, "15% Senior Secured Notes", Note 13, "8.5% Senior Secured Notes" and Note 18, "Stockholders' Equity" for further information. In considering the cash on hand at December 31, 2017 and management's projections for receipts of death benefits from policy maturities, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for the next twelve months, at a minimum, from the date of filing this Form 10-K.

Financing Arrangements Summary

White Eagle Revolving Credit Facility

White Eagle is the borrower under a $370.0 million revolving credit facility, with Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At December 31, 2017, $41.0 million was undrawn and $4.1 million was available to borrow under the White Eagle Revolving Credit Facility. For a description of the facility see Note 8, "White Eagle Revolving Credit Facility - Borrowing Base & Availability," of the notes to Consolidated Financial Statements.

At December 31, 2017, the fair value of the debt under the White Eagle Revolving Credit Facility was $329.2 million. As of December 31, 2017, the borrowing base was approximately $333.2 million including $329.0 million in outstanding principal. Interest is calculated at LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% and is due quarterly. Interest totaling $16.8 million was paid during the year ended December 31, 2017, of which approximately $16.0 million was paid from policy proceeds with $782,000 paid by the Company. Approximately $467,000 was paid to the lender as participation interest during the year ended December 31, 2017. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At December 31, 2017, approximately $7.8 million included in cash and cash equivalents -VIE was on account with White Eagle for distribution through the waterfall.

On October 4, 2017, White Eagle Asset Portfolio, LP entered into an amendment to the Second Amended and Restated Loan and Security Agreement. The amendment changed the provisions over how participation of the proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. The amendment included an exclusion from the Cash Interest Coverage Ratio of at least 2.0:1 for the period of July 1, 2017 through July 28th, 2017. The amendment allowed for the Company to participate in the waterfall distribution scheduled during October 2017. Approximately $570,000 was received by the Company from the waterfall distribution during the year ended December 31, 2017.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At December 31, 2017, LIBOR was increased to 2.11%.

For a description of the White Eagle Revolving Credit Facility, Note 8, "White Eagle Revolving Credit Facility," of the notes to Consolidated Financial Statements.

8.50% Senior Unsecured Convertible Notes

At December 31, 2017, there was $1.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 outstanding. For a description of the Convertible Notes see Note 10, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statement.

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

As part of the Transaction, on April 18, 2017, the Company launched the Convertible Note Exchange Offer. At least 98% of the outstanding Convertible Notes were required to be tendered in the exchange offer as a condition to closing the Transaction.

On July 26, 2017, the Company’s Convertible Note Exchange Offer expired. At least 98% of the outstanding Convertible Notes were tendered in the Convertible Note Exchange Offer.

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

5.0% Senior Unsecured Convertible Notes

At December 31, 2017, there was $75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes"). For a description of the New Convertible Notes see Note 11, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

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

15% Senior Secured Notes

At December 31, 2017, the 15% Senior Secured Notes due 2018 were repaid in full (the "15% Senior Secured Notes"). For a description of the 15% Senior Secured Notes, see Note 12, "15% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

8.5% Senior Secured Notes

At December 31, 2017, there was $35.0 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 13, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

In connection with the Transaction Closing, the Note Purchase Investors and the Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the Company’s 15.0% Senior Secured Notes entered into the Note Purchase Agreement. Pursuant to the Note Purchase Agreement, the Note Purchase Investors purchased 100% of the 15% Senior Secured Notes held by each Senior Secured Note Holder for an aggregate purchase price equal to the face amount of such purchased 15.0% Senior Secured Notes. The Note Purchase Agreement contained customary representations, warranties, and covenants.

In connection with the Transaction Closing, the Company paid each Senior Secured Note Holder 5% of the face amount of the 15% Senior Secured Notes held by such Senior Secured Note Holder as of immediately prior to the Transaction Closing, plus all accrued but unpaid interest of such 15% Senior Secured Notes through the date of the Transaction Closing, pursuant to that certain Exchange Participation Agreement dated April 7, 2017 among the Company and Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the 15% Senior Secured Notes.

In connection with the Transaction Closing, the Company and the Senior Secured Note Trustee entered into the Amended and Restated Senior Secured Indenture to amend and restate the Senior Secured Indenture between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes in an aggregate amount of $30.0 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017.

The Amended and Restated Senior Secured Indenture provides that the 8.5% Senior Secured Notes may be optionally redeemed in full by the Company at any time and must be redeemed in full upon additional issuances of debt by the Company in each case, at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the 8.5% Senior Secured Notes redeemed up to the date of redemption, and (ii) the Applicable Premium, if any, as defined in the Amended and Restated Senior Secured Indenture. Upon a change of control, the Company will be required to make an offer to holders of the 8.5%Senior Secured Notes to repurchase the 8.5% Senior Secured Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest up to the date of redemption.

The Amended and Restated Senior Secured Indenture contains negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the 8.5%Senior Secured Notes, and restrictions on dividends and stock repurchases, among other things. The 8.5% Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company, and pledges of 65% of the equity interests in Blue Heron Designated Activity Company, OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

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

At September 30, 2017, the outstanding principal of the 8.5% Senior Secured Notes is 35.0 million with a carrying value of $33.9 million, net of unamortized debt issuance cost of $1.1 million.

Subsequent Event

8.5% Senior Secured Notes Amendment

On January 10, 2018, the Company dissolved Red Falcon Trust, an indirect subsidiary of the Company ("Red Falcon").  On the same date, the Company also commenced the process of appointing a liquidator to liquidate Blue Heron Designated Activity Company, a direct subsidiary of the Company ("Blue Heron").  The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months. Both Red Falcon and Blue Heron were inactive subsidiaries of the Company.

The Company had pledged 65% of the equity and certain other assets of Blue Heron in favor of the secured parties under the Amended and Restated Senior Secured Indenture. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"), entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement ("Pledge and Security Agreement"), dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

See Note 22, "Subsequent Events" of the notes to Consolidated Financial Statements.

15.0% Promissory Note

On May 15, 2017, the Company entered into a $1.5 million Promissory Note with PJC Investments, LLC (the "Bridge Note"), to provide financing to fund the Company's continued operations with maturity date of July 3, 2017. The Bridge Note was amended on June 28, 2017, (the "Amended and Restated Bridge Note") to (i) increase the principal amount under the Bridge Note to $3.3 million and (ii) extend the maturity date from July 3, 2017 to the earlier of (a) July 28, 2017 or (b) the date on which the Master Transaction Agreements are consummated. For a description of the Amended and Restated Bridge Note, see Note 14, "15% Promissory Notes," of the accompanying consolidated financial statements for further information.

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

During the year ended December 31, 2017, the Company sold no shares of common stock under this prospectus supplement.

Cash Flows
The following table summarizes our cash flows, which includes both continuing and discontinued operations, from operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	(34,847)	$(45,555)	$(54,348)
Investing activities	(37,566)	(26,120)	(40,954)
Financing activities	92,362	62,652	60,726
Increase/(decrease) in cash and cash equivalents	$19,949	$(9,023)	$(34,576)

Operating Activities

During the year ended December 31, 2017, operating activities used cash of $34.9 million. Our net loss of $3.5 million was adjusted for the following: White Eagle Revolving Credit Facility financing costs and fees of $931,000, which represent fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance, debt modification costs for the 8.5% Convertible Notes of $2.5 million, amortization of discount and deferred cost for the 8.5% Convertible Notes of $2.4 million, change in fair value of life settlement gains of $51.6 million that is mainly attributable to maturities of 13 policies; change in fair value of Revolving Credit Facility loss of $4.5 million that is mainly attributable to increased borrowings, the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and an increase in the discount rates, and a net positive change in the components of operating assets and liabilities of $310,000. This $310,000 change in operating assets and liabilities is partially attributable to a $2.2 million decrease in interest payable on the 8.5% Convertible Notes, and a $213,000 decrease in interest payable on the 15.0% Senior Secured Notes, offset by a $1.4 million increase in interest payable on the 5.0% Convertible Notes.

During the year ended December 31, 2016, operating activities used cash of $45.6 million. Our net loss of $49.7 million was adjusted for the following: White Eagle and Red Falcon Revolving Credit Facilities financing costs and fees of $1.0 million, which represent fees associated with the White Eagle and Red Falcon Revolving Credit Facilities withheld by the lender and added to the outstanding loan balance, amortization of discount and deferred cost for the Convertible Notes of $3.7 million, change in fair value of life settlement gains of $864,000 that is mainly attributable to the impact of adopting the 2015 VBT, offset by maturities of 12 policies; change in fair value of Revolving Credit Facilities gain of $1.9 million that is mainly attributable to the impact of adopting the 2015 VBT, increased borrowings, the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility, offset by a reduction in the discount rates, and a net positive change in the components of operating assets and liabilities of $121,000. This $121,000 change in operating assets and liabilities is partially attributable to a $213,000 increase in interest payable and a $161,000 increase in prepaid expenses and other assets, offset by a $287,000 decrease in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $37.6 million and included proceeds of $42.1 million from maturity of 13 life settlements and $5.0 million for certificates of deposit. This was offset by $84.7 million for premiums paid on life settlements.

Net cash used in investing activities for the year ended December 31, 2016 was $26.1 million and included proceeds of $50.5 million from maturity of 12 life settlements. This was offset by $71.7 million for premiums paid on life settlements; $3.5 million for certificates of deposit and $1.4 million for purchase of life settlements.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $92.4 million and included $5.0 million of proceeds from the 8.5% Senior Secured Notes; $86.4 million of borrowings from the White Eagle Revolving Credit Facility; $2.8 million of borrowings from the 15% Promissory Note and $19.2 million from issuance of common stock . These were offset by $19.6 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $1.3 million in payment of recapitalization transaction cost.

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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$699	$248	$451	$—	$—
White Eagle Revolving Credit Facility (1)	329,046	—	—	—	329,046
Interest payable (2)	5,814	5,814	—	—	—
8.5% Senior Unsecured Convertible Notes	1,194	—	1,194	—	—
8.5% Senior Secured Notes	35,000	—	—	35,000	—
5% Senior Unsecured Convertible Notes	75,837	—	—	—	75,837
	$447,590	$6,062	$1,645	$35,000	$404,883

(1)	Please see Note 8, "White Eagle Revolving Credit Facility," to the accompanying consolidated financial statements.

(2)	Includes $4.2 million related to outstanding interest due for the White Eagle Revolving Credit Facility.
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

Off-Balance Sheet Arrangements
At December 31, 2017, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of December 31, 2017, we did not hold a material amount of financial instruments for trading purposes.
Credit Risk
Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements issued by companies that are investment grade.
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of December 31, 2017:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	22.4%	19.5%	A1	AA-
Transamerica Life Insurance Company	18.4%	20.8%	A1	AA-
Interest Rate Risk
At December 31, 2017, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At December 31, 2017, the applicable LIBOR rate was 2.11%.

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

As of December 31, 2017, we owned life settlements with a fair value of $567.5 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the applicable White Eagle Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

Changes in interest rates may have a material impact on our borrowings costs and may also impact the investment returns we expect to achieve with respect to our life insurance policies.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including to the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page F-2 is incorporated herein by reference.

Item 9B. Other Information

None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after December 31, 2017.
All of the Company’s directors, officers and employees must act in accordance with our Code of Ethics. A copy of the Code of Ethics is available on the Company’s website at www.emergentcapital.com in the "Investors/Newsroom" section, under the Corporate Governance tab. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding disclosure of an amendment to, or waiver from, a provision of this Code of Ethics with respect to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on the Company’s website discussed above, unless a Form 8-K is otherwise required by law or applicable listing rules.
Item 11. Executive Compensation
The information regarding executive compensation is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to the Proxy Statement to be filed within 120 days after December 31, 2017.
Shown below is certain information as of December 31, 2017 regarding our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in other column)
Equity compensation plans approved by security holders	542,102	$8.75	9,730,683
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	542,102	$8.75	9,730,683
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2017.
Item 14. Principal Accountant Fees and Services
The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement to be filed within 120 days after December 31, 2017.

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
(a)(3) Exhibits

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

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith	SEC File #
3.1	Articles of Incorporation of Registrant, as amended				*
3.2	Amended and Restated Bylaws of Registrant, as amended.				*
4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10		333-168785
4.2	Indenture, dated as of February 21, 2014, by and among the Registrant and U.S. Bank, National Association, as indenture trustee.	8-K	4.1	02/21/14		001-35064
4.2.1	First Supplemental Indenture, dated as of March 13, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association	8-K	4.2	03/17/17		001-35064
4.2.2	Second Supplemental Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.2	08/01/17		001-35064
4.3	Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.3	08/01/17		001-35064
4.4	Indenture, dated as of March 11, 2016, by and among the Registrant and Wilmington Trust, National Association, as indenture trustee.	10-K	4.5	03/14/16		001-35064
4.4.1	First Supplemental Indenture, dated as of March 9, 2017, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	8-K	4.1	03/17/17		001-35064
4.4.2	Second Supplemental Indenture, dated as of May 15, 2017 between Emergent Capital, Inc. and Wilmington Trust, National Association, as indenture trustee.	10-Q	4.3	08/14/17		001-35064

4.4.3	Third Supplemental Indenture, dated as of June 28, 2017 between Emergent Capital, Inc. and Wilmington Trust, National Association, as indenture trustee.	10-Q	4.4	08/14/17		001-35064
4.4.4	Amended and Restated Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.4	08/01/17		001-35064

4.5	Form of Common Stock Purchase Warrant, dated as of July 28, 2017.	8-K	4.1	08/01/17		001-35064

4.6	Form of Warrant to purchase common stock.	S-1/A	4.2	01/12/11		333-168785
4.7	Warrant Agreement related to Class Action Settlement.	10-K	4.3	03/14/16		001-35064
4.8	Bridge Note made in favor of PJC Investments, LLC dated May 15, 2017.	SC TO	(b)(3)	05/26/17		005-86093
4.9	Amended and Restated Bridge Note made in favor of PJC Investments, LLC, dated June 28, 2017.	SC TO	(b)(3) (A)	06/29/17		005-86093

4.10	Special Dividend Note, dated as of July 28, 2017, made by Lamington Road Designated Activity Company in favor of Markley Asset Portfolio, LLC.	8-K	4.5	08/01/17		001-35064
10.1†	Employment Agreement between the Registrant and Antony Mitchell dated November 8, 2010.	S-1/A	10.1	11/10/10		333-168785
10.1.1†	Mediation Agreement dated September 15, 2017 between Emergent Capital, Inc. and Antony Mitchell.	8-K	10.1	09/21/17		001-35064
10.1.2†	Separation Agreement between the Registrant and Anthony Mitchell dated October 23, 2017.	8-K	10.1	10/25/17		001-35064
10.2†	Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	04/08/15		001-35064
10.2.1†	Amendment to Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	6/9/2017		001-35064
10.2.2†	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	10-Q	10.7	08/13/13		001-35064
10.2.3†	2010 Omnibus Incentive Plan Form Performance Share Award Agreement.	8-K	10.1	06/09/14		001-35064
10.2.4†	2010 Omnibus Incentive Plan Form Restricted Stock Unit Award Agreement				*
10.3††	Amended and Restated Loan and Security Agreement, dated May 16, 2014, among White Eagle Asset Portfolio, L.P., as borrower, Imperial Finance & Trading, LLC, as initial servicer, initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.	10-Q	10.1	07/30/14		001-35064

10.3.1	First Amendment, dated November 15, 2015, to Amended and Restated Loan and Security Agreement, dated May 16, 2014, among White Eagle Asset Portfolio, L.P., as borrower, Imperial Finance & Trading, LLC, as initial servicer, initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, and CLMG Corp, as the administrative agent.	8-K	10.1	11/10/15		001-35064
10.3.2††	Second Amendment to Amended and Restated Loan and Security Agreement, dated December 29, 2016, by and among White Eagle Asset Portfolio, LP, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager, CLMG Corp., as Administrative Agent, and LNV Corporation, as Lender.	10-K	10.18	03/21/17		001-35064
10.3.3††	Second Amended and Restated Securities Account Control and Custodian Agreement, dated January 31, 2017, among White Eagle Asset Portfolio, LP, as borrower, Wilmington Trust, National Association, as securities intermediary and custodian, and CLMG Corp, as the administrative agent.	10-K	10.19	03/21/17		001-35064
10.3.4
First Amendment, dated as of October 4, 2017, to Second Amended and Restated Loan and Security Agreement dated January 31, 2017, by and among white Eagle Asset portfolio, LP, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager, CLMG Corp., as Administrative Agent, and LNV Corporation, as Lender.
					*
10.4†	Employment Agreement between the Registrant and David Sasso dated December 31, 2013 and effective January 1, 2014.	10-Q	10.1	11/09/15		001-35064
10.5†	Employment Agreement between the Registrant and Miriam Martinez dated December 31, 2013 and effective January 1, 2014.	8-K	10.2	12/30/13		001-35064
10.5.1†	Employment Agreement between Imperial Finance and Trading, LLC and Miriam Martinez dated as of March 13, 2018.				*
10.6	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10		333-168785
10.6.1	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10		333-168785
10.7	Master Transaction Agreement, dated as of March 15, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Bulldog Investors LLC.	SC	(d)(3)	6/7/2017		005-86093
		TO

10.7.1	Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Bulldog Investors LLC.	SC	(d)(4)	6/7/2017	005-86093
TO
10.7.2	Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Bulldog Investors LLC.	SC	(d)(16)	6/21/2017	005-86093
TO

10.8
Master Transaction Agreement, dated as of March 15, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Ironsides P Fund L.P., and Ironsides Partners Special Situations Master Fund II L.P.
		SC	(d)(11)	6/7/2017	005-86093
TO
10.8.1
Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.
		SC	(d)(12)	6/7/2017	005-86093
TO
10.8.2
Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.
		SC	(d)(20)	6/21/2017	005-86093
TO
10.9
Master Transaction Agreement, dated as of March 15, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and each of Nantahala Capital Partners Limited Partnership, Nantahala Capital Partners II Limited Partnership, Nantahala Capital Partners SI, LP, Blackwell Partners LLC - Series A, Silver Creek CS SAV, L.L.C. and Fort George Investments, LLC.
		SC	(d)(13)	6/7/2017	005-86093

10.9.1
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
		SC	(d)(14)	6/7/2017	005-86093
TO
10.9.2
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
		SC	(d)(21)	6/21/2017	005-86093
TO
10.10	Master Transaction Agreement, dated as of March 15, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and NS Advisors, LLC.	SC	(d)(7)	6/7/2017	005-86093
TO

10.10.1	Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and NS Advisors, LLC.	SC	(d)(8)	6/7/2017	005-86093
TO
10.10.2	Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and NS Advisors, LLC.	SC	(d)(18)	6/21/2017	005-86093
TO
10.11	Master Transaction Agreement, dated as of March 15, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Rangeley Capital, LLC.	SC	(d)(5)	6/7/2017	005-86093
TO
10.11.1	Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Rangeley Capital, LLC.	SC	(d)(6)	6/7/2017	005-86093
TO
10.11.2	Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Rangeley Capital, LLC.	SC	(d)(17)	6/21/2017	005-86093
TO
10.12	Master Transaction Agreement, dated as of March 15, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Joel Lusman.	SC	(d)(9)	6/7/2017	005-86093
TO
10.12.1	Amendment to Master Transaction Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Joel Lusman.	SC	(d)(10)	6/7/2017	005-86093
TO
10.12.2	Amendment No. 2 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Joel Lusman.	SC	(d)19)	6/21/2017	005-86093
TO
10.13	Master Transaction Agreement, dated as of May 12, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Integrated Core Strategies (US) LLC.	SC	(d)(15)	6/7/2017	005-86093
TO
10.13.1
Amendment No. 1 to Master Transaction Agreement, dated as of June 19, 2017 by and among Emergent Capital, Inc., PJC Investments, LLC, a Texas limited liability company, and Integrated Core Strategies (US) LLC.
		SC	(d)(22)	6/21/2017	005-86093
TO
10.14	Exchange Participation Agreement, dated as of April 7, 2017 by and among Emergent Capital, Inc. and the consenting holders of the Company’s 15.0% Senior Secured Notes Due 2018 party thereto.	10-Q	10.3	5/15/2017	001-35064

10.15	Consent and Forbearance Agreement, dated as of June 21, 2017 by and among Emergent Capital, Inc., Wilmington Trust, National Association, as indenture trustee, and holders of 100% of the aggregate principal amount of Emergent Capital, Inc.’s 15.0% Senior Secured Notes.	10-Q	10.22	8/14/2017	001-35064

10.16	Common Stock Purchase Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC and the purchasers party thereto.	8-K	10.1	08/01/17		001-35064
10.17	Note Purchase Agreement, dated as of July 28, 2017, by and among PJC Investments, LLC, purchasers party thereto, and the holders of the Company’s 15.05% Senior Secured Notes due 2018.	8-K	10.2	08/01/17		001-35064

10.18	Registration Rights Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., and the holders party thereto.	8-K	10.3	08/01/17		001-35064

10.19	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Evermore Global Advisors, LLC.	8-K	10.4	08/01/17		001-35064

10.20	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC and JSARCo, LLC.	8-K	10.5	08/01/17		001-35064

10.21	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Opal Sheppard Opportunities Fund I LP.	8-K	10.6	08/01/17		001-35064

10.22	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.	8-K	10.7	8/1/2017		001-35064

10.23	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Nantahala Capital Management, LLC.	8-K	10.8	8/1/2017		001-35064
10.26†	Employment Agreement between Imperial Finance and Trading, LLC and Jack Simony dated as of March 13, 2018.				*
10.27†	Employment Agreement between Imperial Finance and Trading, LLC and Harvey Werblowsky dated as of March 13, 2018.				*
10.28†	Commitment Letter from PJC Investments, LLC dated March 13, 2018.				*
10.24	Securities Purchase Agreement, dated as of August 11, 2017, by and between Emergent Capital, Inc. and Brennan Opportunities Fund I LP.	10-Q	10.31	8/14/2017		001-35064

10.25	Registration Rights Agreement, dated as of August 11, 2017, be and between Emergent Capital, Inc. and Brennan Opportunities Fund I LP.	10-Q	10.32	08/14/17		001-35064
21.1	Subsidiaries of the Registrant.				*

23.1	Consent of Grant Thornton LLP.				*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
					*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101	Interactive Data Files.	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.TAX	XBRL Taxonomy Definition Linkbase Document 10.1 & 10.2	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	SBRL Taxonomy Extension Presentation Linkbase Document	*

††
Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.

*	Filed herewith.

†	Management compensatory arrangement.

Item 16. Form 10-K Summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT CAPITAL, INC.

By:	/S/ PATRICK J. CURRY
Name:	Patrick J. Curry
Title:	Chief Executive Officer
Date: March 13, 2018
POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Patrick J. Curry, Miriam Martinez and Harvey Werblowsky, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PATRICK J. CURRY	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2018
Patrick J. Curry

/S/ MIRIAM MARTINEZ	Chief Financial Officer and Secretary (Principal Financial Officer)	March 13, 2018
Miriam Martinez

/S/ JOSEPH E. SARACHEK	Director	March 13, 2018
Joseph E. Sarachek

/S/ ROY J. PATTERSON	Director	March 13, 2018
Roy J. Patterson

/S/ MATTHEW EPSTEIN	Director	March 13, 2018
Matthew Epstein

/S/ ROBERT KNAPP	Director	March 13, 2018
Robert Knapp

/S/ JAMES HUA	Director	March 13, 2018
James Hua

INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 of Emergent Capital, Inc.

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
Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Emergent Capital, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Emergent Capital, Inc. (a Florida corporation) and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Fort Lauderdale, Florida
March 13, 2018

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS
December 31,

	2017	2016
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$18,131	$2,246
Cash and cash equivalents (VIE)	13,136	9,072
Certificate of deposit	1,010	6,025
Prepaid expenses and other assets	617	1,112
Prepaid expenses and other assets (VIE)	53	—
Deposits - other	1,377	1,347
Life settlements, at estimated fair value	750	680
Life settlements, at estimated fair value (VIE)	566,742	497,720
Receivable for maturity of life settlements (VIE)	30,045	5,000
Fixed assets, net	145	232
Investment in affiliates (VIE)	2,384	2,384
Total assets	$634,390	$525,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,015	$2,590
Accounts payable and accrued expenses (VIE)	753	593
Other liabilities	451	359
Interest payable - 8.5% Convertible Notes (Note 10)	46	2,272
8.5% Convertible Notes, net of discount and deferred debt costs (Note 10)	1,098	60,535
Interest payable - 5.0% Convertible Notes (Note 11)	1,432	—
5.0% Convertible Notes, net of discount and deferred debt costs (Note 11)	68,654	—
Interest payable - 15.0% Senior Secured Notes (Note 12)	—	213
15.0% Senior Secured Notes, net of deferred debt costs (Note 12)	—	29,297
Interest payable - 8.5% Senior Secured Notes (Note 13)	132	—
8.5% Senior Secured Notes, net of deferred debt costs (Note 13)	33,927	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 3)	329,240	257,085
Total liabilities	437,748	352,944
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 and 80,000,000 authorized at December 31, 2017 and December 31, 2016; 158,495,399 issued and 157,887,399 outstanding at December 31, 2017; 29,021,844 issued and 28,413,844 outstanding as of December 31, 2016	1,585	290
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of December 31, 2017 and 2016)	—	—
Treasury Stock, net of cost (608,000 shares as of December 31, 2017 and 2016)	(2,534)	(2,534)
Additional paid-in-capital	333,629	307,647
Accumulated deficit	(136,038)	(132,529)
Total stockholders’ equity	196,642	172,874
Total liabilities and stockholders’ equity	$634,390	$525,818
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2017	2016	2015
	(in thousands, except share and per share data)
Income
(Loss) gain on life settlements, net	$—	$—	$(41)
Change in fair value of life settlements (Notes 7 & 15)	51,551	864	46,717
Other income	322	251	215
Total income	51,873	1,115	46,891
Expenses
Interest expense	32,797	29,439	27,286
Change in fair value of Revolving Credit Facilities (Notes 8, 9 & 15)	4,501	(1,898)	12,197
Loss on extinguishment of debt	2,018	554	8,782
Personnel costs	5,069	6,070	6,384
Legal fees	3,721	6,427	20,739
Professional fees	4,445	7,081	7,133
Insurance	783	835	1,275
Other selling, general and administrative expenses	1,777	2,036	2,194
Total expenses	55,111	50,544	85,990
(Loss) income from continuing operations before income taxes	(3,238)	(49,429)	(39,099)
(Benefit) provision for income taxes	—	—	(8,719)
Net (loss) income from continuing operations	$(3,238)	$(49,429)	$(30,380)
Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	$(271)	$(260)	(644)
Benefit for income taxes	—	—	—
Net (loss) income from discontinued operations	(271)	(260)	(644)
Net (loss) income	$(3,509)	$(49,689)	$(31,024)
(Loss) earnings per share:
Basic and diluted (loss) earnings per common share
Continuing operations	$(0.04)	$(1.79)	$(1.22)
Discontinued operations	$—	$(0.01)	$(0.03)
Net (loss) income	$(0.04)	$(1.80)	$(1.25)

Weighted average shares outstanding:
Basic and diluted	82,323,050	27,660,711	24,851,178

The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2015	21,402,990	$214	—	$—	266,705	$(51,816)	$215,103
Net income (loss)	—	—	—	—	—	(31,024)	(31,024)
Stock-based compensation	41,259	—	—	—	490	—	490
Purchase of treasury stock, net of costs	—	—	608,000	(2,534)	—	—	(2,534)
Common stock issued for rights offering, net of costs	6,688,433	67	—	—	38,267	—	38,334
Retirement of common stock	(2,174)	—	—	—	(12)	—	(12)
Balance, December 31, 2015	28,130,508	$281	608,000	$(2,534)	$305,450	$(82,840)	$220,357
Net income (loss)	—	—	—	—	—	(49,689)	(49,689)
Stock-based compensation	265,212	3	—	—	408	—	411
Common stock issued through ATM, net	628,309	6	—	—	1,797	—	1,803
Retirement of common stock	(2,185)	—	—	—	(8)	—	(8)
Balance, December 31, 2016	29,021,844	$290	608,000	$(2,534)	307,647	$(132,529)	172,874
Net income (loss)	—	—	—	—	—	(3,509)	(3,509)
Stock-based compensation	1,991,132	20	—	—	388	—	408
Common stock issued, net	127,500,000	1,275	—	—	25,614	—	26,889
Retirement of common stock	(17,577)	—	—	—	(20)	—	(20)
Balance, December 31, 2017	158,495,399	$1,585	608,000	$(2,534)	$333,629	$(136,038)	$196,642
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2017		2016	2015
			(In thousands)
Cash flows from operating activities
Net (loss) income	$(3,509)		$(49,689)	$(31,024)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	102		108	113
Red Falcon Revolving Credit Facility origination cost	—		297	3,329
White Eagle Revolving Credit Facility origination cost	—		388	—
Revolving Credit Facilities financing cost and fees withheld by lender	931		1,020	7,493
8.5% Convertible Notes debt modification costs	2,537		—	—
Amortization of discount and deferred debt costs for 8.5% Convertible Notes	2,433		3,724	3,132
Amortization of deferred debt costs for 15% Senior Secured Notes	184		348	—
Amortization of discount and deferred debt costs for 12.875% Secured Notes	—		—	541
Amortization of discount and deferred cost for 5.0% Convertible Notes	496		—	—
Amortization of deferred costs for 8.5% Senior Secured Notes	98		—	—
Stock-based compensation	388		403	490
Change in fair value of life settlements	(51,551)		(864)	(46,717)
Unrealized change in fair value of structured settlements	—		—	(20)
Change in fair value of Revolving Credit Facilities	4,501		(1,898)	12,197
Loss on life settlements	—		—	41
Interest income	(76)		(67)	(87)
Loss on extinguishment of debt	2,018		554	8,782
Interest Paid in Kind on Senior Unsecured Convertible Notes	6,288		—	—
Deferred tax liability	—		—	(8,729)
Change in assets and liabilities:
Deposits—other	(30)		—	(654)
Structured settlement receivables	—		—	1,065
Prepaid expenses and other assets	323		161	(74)
Accounts payable and accrued expenses	779		(287)	(3,105)
Other liabilities	116		34	(860)
Interest payable- 8.5 % Convertible Notes	(2,226)		—	—
Interest payable - 15% Senior Secured Notes	(213)		213	—
Interest payable - 5.0% Convertible Notes	1,432		—	—
Interest payable - 8.5% Senior Secured Notes	132		—	—
Interest payable - 12.875% Secured Notes	—		—	(261)
Net cash used in operating activities	(34,847)		(45,555)	(54,348)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(4)		(9)	(69)
Certificate of deposit	5,025		(3,500)	(2,501)
Premiums paid on life settlements	(84,718)		(71,681)	(64,923)
Purchases of life settlements	—		(1,390)	(29,065)
Proceeds from sale of life settlements, net	—		—	2,150
Proceeds from maturity of life settlements	42,131		50,460	53,454
Net cash used in investing activities	(37,566)		(26,120)	(40,954)
Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	(19,633)		(34,799)	(43,241)
Repayment of borrowings under Red Falcon Revolving Credit Facility	—		(10,452)	(4,378)
Borrowings from White Eagle Revolving Credit Facility	86,356		57,978	47,146
Borrowings from Red Falcon Revolving Credit Facility	—		19,673	5,741
Borrowings under 15.0% Promissory Note	2,763		—	—
Proceeds from rights offering, net	—	—	—	38,334
Proceeds from issue of common stock, net	19,188		1,803	—
Proceeds from 15% Senior Secured Notes	—		30,000	—
Proceeds from Secured Notes, net	—		—	23,750
Proceeds from 8.5% Senior Secured Notes	5,000		—	—
Purchase of treasury shares	—		—	(2,534)
Payment under finance lease obligations	(25)		(35)	(34)
Payment of Recapitalization Transaction closing cost	(1,287)		—	—
Extinguishment of Secured Notes	—		—	(3,570)
Extinguishment of Red Falcon Revolving Credit Facility	—		(315)	—
Red Falcon Revolving Credit Facility origination costs	—		(150)	(483)
15% Senior Secured Notes origination cost	—		(1,051)	—
Secured Notes deferred debt costs	—		—	(5)
Net cash provided by financing activities	92,362		62,652	60,726
Net increase/(decrease) in cash and cash equivalents	19,949		(9,023)	(34,576)
Cash and cash equivalents, at beginning of the year	11,318		20,341	54,917
Cash and cash equivalents, at end of the year	$31,267		$11,318	$20,341
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$21,379		$24,337	$13,802
Supplemental disclosures of non-cash financing activities:
Interest Paid in Kind on 8.5% Senior Unsecured Convertible Notes	$6,288		$—	$—
Interest payment and fees withheld from borrowings by lender	$931		$1,020	$7,493
Repayment of 15.0 % Senior Secured Notes principal, interest and penalty through Recapitalization Transaction	$31,675		$—	$—
Issue of 8.5% Senior Secured Notes through Recapitalization Transaction	$30,000		$—	$—
Repayment of 15% Promissory Note principal and interest through Recapitalization Transaction	$2,799		$—	$—
Recapitalization Transaction closing cost and other costs withheld from proceeds	$4,338		$—	$—
Red Falcon Revolving Credit Facility origination cost paid to lender	$—		$—	$2,200
Repayment of Secured Notes by lender of Red Falcon Revolving Credit Facility	$—		$—	$51,800
Borrowings under Red Falcon Revolving Credit Facility	$—		$—	$54,000
Repayment of Red Falcon Revolving Credit Facility through borrowings by White Eagle Revolving Credit Facility	$—		$64,965	$—
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS ACTIVITIES
Emergent Capital, Inc. was founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, and converted into Imperial Holdings, Inc. on February 3, 2011 in connection with the Company’s initial public offering. Effective September 1, 2015, the name was changed to Emergent Capital, Inc. (with its subsidiary companies, the "Company" or "Emergent Capital").

Emergent Capital, through its subsidiary companies, owns a portfolio of 608 life insurance policies, also referred to as life settlements, with a fair value of $567.5 million and an aggregate death benefit of approximately $2.9 billion at December 31, 2017. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 606 of these policies, with an aggregate death benefit of approximately $2.9 billion and a fair value of 566.7 million at December 31, 2017 are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At December 31, 2017, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $750,000 were not pledged as collateral under the White Eagle Revolving Credit Facility.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 606 policies, with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $566.7 million.

Going Concern

Historically, the Company has incurred substantial losses and reported negative cash flows from operating activities of $34.8 million, $45.6 million and $54.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had approximately $31.3 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $19.1 million is available to pay premiums on the 2 unencumbered policies and other overhead expenses, with approximately $13.1 million being restricted by the White Eagle Revolving Credit Facility.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. During the year ended December 31, 2017, the Company entered into certain agreements for the purpose of recapitalizing the Company, and on July 28, 2017 and August 11, 2017, the Company consummated the Transactions (as defined below). See Note 10, "8.5% Senior Unsecured Convertible Notes", Note 11 "5.0% Senior Unsecured Convertible Notes", Note 12, "15% Senior Secured Notes", Note 13, "8.5% Senior Secured Notes" and Note 18, "Stockholders' Equity" for further information. In considering the cash on hand at December 31, 2017 and management's projections for receipts of death benefits from policy maturities, we estimate that our liquidity and capital resources are sufficient for our current and projected financial needs for the next twelve months, at a minimum, from the date of filing this Form 10-K.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for each of the three years in the period ended December 31, 2017, 2016 and 2015 and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 6, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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
Valuation of Insurance Policies
Our valuation of insurance policies is a critical component of our estimate of the fair value of our life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the Company’s estimate of the life expectancy of the insured and the discount rate. See Note 15, "Fair Value Measurements" of the accompanying consolidated financial statements.
Fair Value Measurement Guidance
We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and debt under the Revolving Credit Facilities are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 15, "Fair Value Measurements" of the accompanying consolidated financial statements.
Fair Value Option
We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of the life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 7, "Life Settlements (Life Insurance Policies)" and Note 15, "Fair Value Measurements" of the accompanying consolidated financial statements.

We have elected to account for the debt under the White Eagle Revolving Credit Facility, which includes the interests in policy proceeds to the lender, using the fair value method. The fair value of the debt is the estimated amount that would have to be paid to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of assumptions and/or estimation methodologies could have a material effect on estimated fair values.
Income Recognition from Continuing Operations
Our primary sources of income from continuing operations are in the form of changes in fair value and gains on life settlements, net. Our income recognition policies for these sources of income are as follows:

•
Changes in Fair Value of Life Settlements—When the Company acquires certain life insurance policies, we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities on the date we are in receipt of death notice or verified obituary of the insured. This income is the difference between the death benefit and fair value of the policy at the time of maturity.

•
Loss on Life Settlements, Net—The Company recognizes gains or losses from the sale of life settlement contracts that the Company owns upon the signed sale agreement and/or filing of ownership forms and funds transferred to escrow.

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. The Company adopted ASU 2013-11 effective January 1, 2014, which required the Company to reclassify a $6.3 million current liability for unrecognized tax benefits to deferred taxes. As of December 31, 2017, the Company has determined that the deferred tax assets that gave rise to this reclassification are worthless due to effects of the ownership change and should be written off. As such, the $6.3 million deferred tax liability for unrecognized tax benefits has also been reversed during the current year.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowances be classified as a net noncurrent asset or liability in the balance sheet based on a jurisdictional basis. The new guidance became effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. The adoption of this guidance only affects the presentation of deferred taxes in the Company’s consolidated balance sheets.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of its Simplification Initiative. The guidance simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, these amendments became effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted including adoption in an interim period, as long as any adjustment is reflected as of the beginning of the fiscal year that includes the interim period. The Company adopted this guidance during the year ended December 31, 2017. The adoption of this ASU did not impact the consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory ("ASU 2016-16"). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

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

Certificate of Deposit

The Company maintains a portion of its operating funds in certificate of deposit. At December 31, 2017 and 2016, the carrying amount of the certificate of deposits was $1 million and $6.0 million, respectively, which approximates fair value. The certificate of deposit matures on September 22, 2018 and bears interest at a rate of 0.2%.

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are directly deducted from the carrying amount of the liability in the consolidated balance sheets, are amortized over the life of the related debt using the effective interest method and are classified as interest expense in the accompanying consolidated statements of operations. These deferred costs are related to the Company's 8.5% Convertible Notes, 5% Convertible Notes and 8.5% Senior Secured Notes. The Company did not recognize any deferred debt costs on the White Eagle Revolving Credit Facility given all costs were expensed due to electing the fair value option in valuing the White Eagle Revolving Credit Facility.

Treasury Stock

The Company accounts for its treasury stock using the treasury stock method as set forth in ASC 505-30, Treasury Stock.  Under the treasury stock method, the total amount paid to acquire the stock is recorded and no gain or loss is recognized at the time of purchase. Gains and losses are recognized at the time the treasury stock is reinstated or retired and are recorded in additional paid in capital or retained earnings.  At December 31, 2017 and 2016, the Company owned 608,000 shares of treasury stock.
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
Earnings Per Share
The Company computes net income per share in accordance with ASC 260, Earnings Per Share. Under the provisions of ASC 260, basic net income per share is computed by dividing the net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share adjusts basic net income per share for the effects of stock options, warrants, convertible notes and restricted stock awards only in periods in which such effect is dilutive. ASC 260 also requires the Company to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments.

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
Use of Estimates
The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility and the valuation of equity awards.
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
Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)," to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by clarifying the definition of a business. The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation. This amendment covers Phase 1 of a three phase project. The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017. Early adoption was permitted. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.
In August 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-12, "Derivatives and Hedging (Topic 815)," which simplifies and clarifies the accounting and disclosure for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows.

Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern." The standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this guidance during the year ended December 31, 2017. Management has performed a going concern analysis of the Company's liquidity needs and the appropriate disclosures have been incorporated in the accompanying consolidated financial statements for the year ended December 31, 2017.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes," which aligns the FASB and the IASB standard for financial statement presentation of deferred income taxes. To simplify the presentation of deferred income taxes, this standard requires that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted, including adoption in an interim period. The Company adopted this guidance during the year ended December 31, 2017 and it did not have any material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of its Simplification Initiative. The guidance simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, these amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted including adoption in an interim period, as long as any adjustment is reflected as of the beginning of the fiscal year that includes the interim period. The adoption of this ASU did not impact the consolidated financial statements or related disclosures.

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
The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of December 31, 2017 and 2016, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
December 31, 2017	$609,976	$329,993	$2,384	$2,384
December 31, 2016	$511,792	$257,678	$2,384	$2,384

As of December 31, 2017, 606 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $566.7 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the years ended December 31, 2017 and 2016.

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheet as of December 31, 2017 and December 31, 2016, respectively.

NOTE 4—EARNINGS PER SHARE
As of December 31, 2017, 2016 and 2015, there were 158,495,399, 29,021,844 and 28,130,508 shares of common stock issued, respectively, and 157,887,399, 28,413,844, and 27,522,508 of shares of common stock outstanding, respectively. Outstanding shares as of December 31, 2017, 2016 and 2015 have been adjusted to reflect 608,000 treasury shares.
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
The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands except per share data).

	2017	2016	2015
	(1)	(2)	(3)
Loss per share:
Numerator:
Net (loss) income from continuing operations	$(3,238)	$(49,429)	$(30,380)
Net (loss) income from discontinued operations	(271)	(260)	(644)
Net (loss) income	$(3,509)	$(49,689)	$(31,024)
Basic and diluted (loss) income per common share:
Basic and diluted (loss) income per share from continuing operations	$(0.04)	$(1.79)	$(1.22)
Basic and diluted (loss) income per share from discontinued operations	$—	$(0.01)	$(0.03)
Basic and diluted (loss) income per share available to common shareholders	$(0.04)	$(1.80)	$(1.25)

Denominator:
Basic and diluted	82,323,050	27,660,711	24,851,178

(1)
The computation of diluted EPS does not include 542,102 options, 48,740,521 warrants, 2,102,522 shares of restricted stock, and up to 37,918,483 shares of underlying common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of underlying common stock issuable upon conversion of the 8.5% Convertible Notes (as defined below) for the year ended December 31, 2017, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 763,594 options, 6,240,521 warrants, 265,212 shares of restricted stock and up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes for the year ended December 31, 2016, as the effect of their inclusion would have been anti-dilutive.

(3)
The computation of diluted EPS did not include 774,394 options and 6,240,521 warrants, 41,259 shares of restricted stock, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes, and 319,500 performance shares for the year ended December 31, 2015, as the effect of their inclusion would have been anti-dilutive.

NOTE 5—STOCK-BASED COMPENSATION
On June 27, 2017, the shareholders of the Company voted to amend, and the Company amended, the Amended and Restated 2010 Omnibus Incentive Plan (as amended, the "Omnibus Plan") to increase the number of shares authorized for issuance thereunder by 9,900,000 shares. Awards under the Omnibus Plan may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee of the Company's board of directors. The Omnibus Plan has an aggregate of 12,600,000 shares of common stock authorized for issuance thereunder, subject to adjustment as provided therein.
Options
As of December 31, 2017, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during years ended December 31, 2017 and 2016. The Company recognized approximately $238,000 in stock-based compensation expense relating to stock options granted under the Omnibus Plan during the year ended December 31, 2015.
As of December 31, 2017, options to purchase 542,102 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $8.75 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the year ended December 31, 2017:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2017	763,594	$8.52	2.47	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(221,492)	9.01	—
Options expired	—	—	—
Options outstanding, December 31, 2017	542,102	$8.75	1.33	$—
Exercisable at December 31, 2017	542,102	8.75	1.33
Unvested at December 31, 2017	—	$—	—	$—
As of December 31, 2017, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.
Restricted Stock
The Company incurred additional stock-based compensation expense of approximately $388,000, $411,000, and $252,000 relating to restricted stock granted to its board of directors and certain employees during the years ended December 31, 2017, 2016, and 2015, respectively.
Under the Omnibus Plan, 41,259 shares of restricted stock granted to the Company's directors during 2015 vested during the year ended December 31, 2016. The fair value of the restricted stock was valued at $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $0, $103,000 and $144,000 related to these 41,259 shares of restricted stock during the years ended December 31, 2017, 2016 and 2015, respectively.
During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 65,212 shares of restricted stock of approximately $106,000 and $141,000 during the years ended December 31, 2017 and 2016, respectively. The 65,212 shares of restricted stock vested during the year ended December 31, 2017.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $215,000 and $168,000 related to these 200,000 shares of restricted stock during the years ended December 31, 2017 and 2016, respectively. Approximately 46,000 and 60,000 shares of restricted stock were vested and forfeited, respectively, during the year ended December 31, 2017, with 94,000 remaining unvested at December 31, 2017.

During the year ended December 31, 2017, the Company granted 51,132 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $17,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 51,132 shares of restricted stock of approximately $17,000 during year ended December 31, 2017. Approximately 42,610 shares of restricted stock vested during the year ended December 31, 2017 with 8,522 remaining unvested at December 31, 2017.
During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $51,000 related to these 2,000,000 shares of restricted stock during the year ended December 31, 2017.
The following table presents the activity of the Company’s unvested restricted stock for the year ended December 31, 2017:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2017	265,212
Granted	2,051,132
Vested	(153,822)
Forfeited	(60,000)
Outstanding December 31, 2017	2,102,522
The aggregate intrinsic value of the awards of 8,522, 94,000 and 2,000,000 shares is $3,000, $28,200 and $600,000, respectively, and the remaining weighted average life of these awards is 0.57 years, 0.24 years and 0.92 years, respectively, as of December 31, 2017. As of December 31, 2017, a total of $783,000 in stock based compensation remained unrecognized.
Performance Shares
During 2014, the Company awarded 323,500 target performance shares for restricted common stock to its directors and certain employees, of which 150,000 shares were subject to shareholder approval of the Omnibus Plan, which was obtained at the Company’s 2015 annual meeting on May 28, 2015. The issuance of the performance shares was contingent on the Company’s financial performance, as well as the performance of the Company’s common stock through June 30, 2016, with the actual shares to be issued ranging between 0 – 150% of the target performance shares. Given that the Company's financial performance goal was not achieved during the year ended December 31, 2017, the remaining performance shares have been forfeited. At December 31, 2016, the Company determined that it was not probable that the performance conditions would be achieved and no related expense was recognized for the year then ended.
Warrants
On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants will expire seven years after the date of issuance. At December 31, 2017, all 4,240,521 warrants remained outstanding and are exercisable as they are fully vested.

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

On July 28, 2017, in connection with the recapitalization transaction, the Company issued common stock warrants to certain investors to purchase up to an aggregate of 42,500,000 shares of the Company’s common stock at an exercise price of $0.20 per share (the "Warrant Shares"). The warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of the Convertible Notes and New Convertible Notes (each as defined below) outstanding on July 28, 2017 into shares of the Company’s common stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The warrants have an eight year term. The number of Warrant Shares is subject to anti-dilution adjustment provisions.

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
Operating results related to the Company’s discontinued structured settlement business are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total income	$33	$12	$81
Total expenses	304	272	725
Income (loss) before income taxes	(271)	(260)	(644)
Income tax benefit	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(271)	$(260)	$(644)
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
As of December 31, 2017 and 2016, the Company owned 608 and 621 policies, respectively, with an aggregate estimated fair value of life settlements of $567.5 million and $498.4 million, respectively.
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2017 was 8.3 years. The following table describes the Company’s life settlements as of December 31, 2017 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	9	$29,520	$36,474
1-2	13	30,362	42,718
2-3	25	46,609	92,780
3-4	32	68,439	168,946
4-5	60	98,516	281,865
Thereafter	469	294,046	2,257,704
Total	608	$567,492	$2,880,487
*Based on remaining life expectancy at December 31, 2017, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements," in Note 15, "Fair Value Measurements," of the accompanying consolidated financial statements.
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2016 was 9.0 years. The following table describes the Company’s life settlements as of December 31, 2016 (dollars in thousands)

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	4	$16,280	$19,497
1-2	14	35,019	52,093
2-3	14	31,300	57,274
3-4	31	44,096	114,449
4-5	40	57,792	172,157
Thereafter	518	313,913	2,531,041
Total	621	$498,400	$2,946,511
*Based on remaining life expectancy at December 31, 2016, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements," in Note 15, "Fair Value Measurements," of the accompanying consolidated financial statements.
Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of December 31, 2017, are as follows (in thousands):

2018	$89,963
2019	97,420
2020	100,343
2021	100,015
2022	96,541
Thereafter	784,442
$1,268,724
The amount of $1.27 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

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

As amended, the White Eagle Revolving Credit Facility adjusted the loan-to-value ("LTV") ratios which directed cash flow participation and became subjected to achieving certain financial metrics, as more fully described below under "Amortization & Distributions." Pursuant to the White Eagle Second Amendment, 190 life settlement policies purchased from wholly owned subsidiaries of the Company were pledged as additional collateral under the facility for an additional policy advance of approximately $71.1 million. The maximum facility limit was increased to $370.0 million and the term of the facility was extended to December 31, 2031. Additional loan terms and amendment changes are more fully described in the sections that follow.

On October 4, 2017, White Eagle entered into an amendment to the Second Amended and Restated Loan and Security Agreement. The amendment changed the provisions over how participation of the proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. The amendment included an exclusion from the cash interest coverage ratio of at least 2.0:1 for the period of July 1, 2017 through July 28, 2017. As a result of the amendment, the Company was able to participate in the waterfall distribution scheduled during October 2017.

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 606 life insurance policies with an aggregate death benefit of approximately $2.9 billion and an estimated fair value of approximately $566.7 million are pledged as collateral under the White Eagle Revolving Credit Facility at December 31, 2017. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of fees and expense deposits and other fees and expenses funded and to be funded as approved by the required lenders, less (iv) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At December 31, 2017, $41.0 million was undrawn and $4.1 million was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.

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

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of December 31, 2017, the cash interest coverage ratio was 3.52:1 and the loan to value ratio was 63%, as calculated using the lenders' valuation.

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $35.0 million 8.5% Senior Secured Notes due July 15, 2021 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), the $75.8 million 5.0% Convertible Notes due February 15, 2023 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), and the $1.2 million 8.50% Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 10, "8.50% Senior Unsecured Convertible Notes", Note 11, "5.0% Senior Unsecured Convertible Notes" and Note 13, "8.5% Senior Secured Notes", to the accompanying consolidated financial statements for further information.

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

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the year ended December 31, 2017, approximately $37.1 million of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	December 31, 2017	December 31, 2016
Clause	Amount		Use of Proceeds
First:	$313	$239	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	39	53	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	16,037	10,932	Administrative Agent - Accrued and Unpaid Interest
Sixth:	19,633	34,799	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	467	—	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	570	—	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$37,059	$46,023

Approximately $2.5 million of the amount distributed during the year ended December 31, 2017 was from maturity proceeds collected during the year ended December 31, 2016.

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed through the waterfall as shown above (in thousands):

Face value collected in 2016 and distributed in 2017	$2,480
Face value collected in 2017 and distributed in 2017	34,372
Face value collected in 2017 and distributed in 2018	7,759
Other collections*	247
Total collection in 2017	44,858
Less: Total waterfall distribution in 2017	(37,059)
Total to be distributed in 2018	$7,799

*Includes refund of premiums and interest earned on maturity proceeds

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the years ended December 31, 2017 and 2016, advances for premium payments and fees to service providers amounted to (in thousands):

	December 31,
	2017	2016
Amount drawn for premium payments	$84,889	$51,342
Amount drawn in fees to service providers	2,398	1,721
Amount drawn for Red Falcon policies purchase	—	71,079
Total amount drawn	$87,287	$124,142

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 29, 2017, the LIBOR floor increased from 1.69% to 2.11%. The effective rate at December 31, 2017 was 6.61% compared to 6.19% at December 31, 2016.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. The below table shows the composition of interest for the year ended December 31, 2017 and December 31, 2016 (in thousands):

	December 31,
	2017	2016
Interest paid through waterfall	$16,037	$10,932
Interest paid by White Eagle	782	103
Debt issuance cost	—	388
Participation interest paid through waterfall	467	—
Total interest expense	$17,286	$11,423

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no cash interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of December 31, 2017, the cash interest coverage ratio was 3.52:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

At December 31, 2017, the fair value of the outstanding debt was $329.2 million and the borrowing base was approximately $333.2 million, which includes $329.0 million of outstanding principal. Approximately $4.1 million was available to borrow under the White Eagle Revolving Credit Facility.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At December 31, 2017, approximately $7.8 million included in restricted cash was on account with White Eagle awaiting distribution through the waterfall.

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
General & Security. The Red Falcon Revolving Credit Facility provided for a revolving credit facility backed by Red Falcon’s portfolio of life insurance policies with an initial aggregate lender commitment of up to $110.0 million, subject to borrowing base availability. As of December 31, 2017, all life insurance policies previously owned by Red Falcon and pledged as collateral under the Red Falcon Revolving Credit Facility were sold to White Eagle, an affiliate of the Company. See Note 8, "White Eagle Revolving Credit Facility," to the accompanying consolidated financial statements for further information regarding the Company's portfolio subsequent to the Facility Termination.
Borrowing Base & Availability. Revolving credit borrowings were permitted for a five-year period with the loans under the Red Falcon Revolving Credit Facility maturing on July 15, 2022. Borrowing availability under the Red Falcon Revolving Credit Facility was subject to a borrowing base, which at any time was equal to the lesser of (A) the sum of all of the following amounts that were funded or were to be funded through the next distribution date (i) the initial advance and all additional advances in respect of newly pledged policies that were not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, less (iii) any required amortization payments previously distributed and which were to be distributed through the next distribution date; (B) 60% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 45% of the aggregate face amount of the policies pledged as collateral; and (D) $110 million. All outstanding principal and interest was repaid in connection with the Facility Termination as of December 31, 2016

Amortization & Distributions. Proceeds from the policies pledged as collateral under the Red Falcon Revolving Credit Facility were distributed pursuant to a waterfall with, subject to yield maintenance provisions, 5% of policy proceeds directed to the lenders. Thereafter proceeds were directed to pay fees to service providers and premiums with any remaining proceeds directed to pay outstanding interest and required amortization of 8% per annum on the greater of the then outstanding balance of the loan or the initial advance. Generally, after payment of interest and required amortization, a percentage of the collections from policy proceeds were to be paid to the lenders, which will varied depending on the then LTV as follows: (1) if the LTV was equal to or greater than 50%, all remaining proceeds were to be directed to the lenders to repay the then outstanding principal balance; (2) if the LTV was less than 50% but greater than or equal to 25%,65% of the remaining proceeds were to be directed to the lenders to repay the then outstanding principal balance; or (3) if the LTV was less than 25%, 35% of the remaining proceeds were to be directed to the lenders to repay the then outstanding principal balance, in each case, with remaining proceeds directed to Red Falcon. To the extent there were not sufficient remaining proceeds in the waterfall to satisfy the amount of required interest and amortization then due, Red Falcon would have had to pay any such shortfall amount.
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
Interest expense paid during the period is recorded in the Company’s consolidated financial statements. Interest expense on the facility was $4.3 million and included $297,000 in debt issuance cost which was not capitalized as a result of electing the fair value option for valuing this debt and $4.0 million relating to interest payments paid by Red Falcon for the year ended December 31, 2016.
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
At December 31, 2017, there was no outstanding principal and interest as the Red Falcon Revolving Credit Facility had been fully repaid on December 29, 2016.

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

On and after February 15, 2017 and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, a make-whole fundamental change occurs prior to the maturity date, and a holder elects to convert its Convertible Notes in connection therewith, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for holders who convert their notes prior to the redemption date.

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

On March 14, 2017, the Company issued Additional Convertible Notes for an aggregate principal amount of $3.5 million following the Company’s receipt of the requisite consents of the holders of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to the existing Convertible Notes. Interest on the Additional Convertible Notes will accrue from February 15, 2017.
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

On July 26, 2017, the Company’s offer to exchange its outstanding $74.2 million aggregate principal amount of Convertible Notes for its New Convertible Notes expired. Holders of at least 98% of the Convertible Notes tendered in the Convertible Note Exchange Offer. On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements, which transactions included the consummation of the Convertible Note Exchange Offer. The amount exchanged included approximately $73.0 million of principal outstanding prior to the exchange and approximately $2.8 million of interest paid in kind at the exchange date. The outstanding principal amount of the Convertible Notes remaining after the exchange was approximately $1.2 million.

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

The Company performed an assessment of the modification of the Convertible Notes under ASC 470, Debt, and determined the transaction is a troubled debt restructuring. The Company did not recognize any gain as a result of the restructuring, therefore, approximately $7.7 million was reclassified to the New Convertible Notes, including $6.7 million and $1.0 million related to debt discount and origination cost, respectively. Additionally, approximately $2.5 million was expensed as a onetime debt modification cost. See Note 11 "5.0% Senior Unsecured Convertible Notes" for a description of the changes in terms of the note.

As of December 31, 2017, the carrying value of the Convertible Notes was $1.1 million, net of unamortized debt discounts and deferred debt costs of $84,000 and $12,000, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.
The Company recorded $9.2 million of interest expense on the Convertible Notes, including $4.2 million, $2.5 million, $2.1 million and $314,000 from interest, one time debt modification cost, amortizing debt discounts and originations costs, respectively, during the year ended December 31, 2017. Interest for the year ended December 31, 2017 included approximately $522,000 of additional interest paid in kind to note holders.
For the year ended December 31, 2016, the Company recorded $9.7 million of interest expense on the Convertible Notes, including $6.0 million, $3.2 million and $480,000 from interest, amortizing debt discounts and origination costs, respectively.

NOTE 11— 5.0% SENIOR UNSECURED CONVERTIBLE NOTES

On July 26, 2017, the Company’s Convertible Note Exchange Offer expired. Holders of at least 98% of the Convertible Notes tendered in the Convertible Note Exchange Offer.

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

The New Convertible Note Indenture states that the sole remedy for an event of default relating to the failure by the Company to comply with the provisions of the New Convertible Note Indenture requiring timely reporting by the Company and for any failure to comply with Section 314(a)(1) of the Trust Indenture Act shall, for the first 365 days after the occurrence of such an Event of Default, consist exclusively of the right to receive special interest on the New Convertible Notes at an annual rate equal to 0.5% of the principal amount of the New Convertible Notes.

As of December 31, 2017, the carrying value of the New Convertible Notes was $68.7 million, net of unamortized debt discounts and origination costs of $6.3 million and $927,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the year ended December 31, 2017, the Company recorded $2.1 million of interest expense on the New Convertible Notes, including $1.6 million, $432,000 and $64,000 from interest, amortization of debt discount and origination costs, respectively.

NOTE 12—15% SENIOR SECURED NOTES

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

During the year ended December 31, 2017, the Company entered into three supplemental indentures with the Senior Secured Note Trustee as follows:

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
The Company recorded approximately $2.8 million of interest expense on the 15% Senior Secured Notes, which includes $2.6 million of interest and $184,000 of amortizing debt issuance costs, during the year ended December 31, 2017.
The Company recorded approximately $4.0 million of interest expense on the 15% Senior Secured Notes, which includes $3.7 million of interest and $356,000 of amortizing debt issuance costs, during the year ended December 31, 2016.

NOTE 13—8.5% SENIOR SECURED NOTES

In connection with the Transaction Closing, the Company and the Senior Secured Note Trustee entered into an Amended and Restated Senior Secured Note Indenture (the "Amended and Restated Senior Secured Indenture") to amend and restate the Senior Secured Indenture between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "8.5% Senior Secured Notes") in an aggregate amount of $30.0 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes will bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017. Certain holders of the Company's securities that are party to Board Designation Agreements (as discussed below), purchased approximately $24.5 million of the 8.5% Senior Secured Notes that were issued in exchange for 15% Senior Secured Notes during the year ended December 31, 2017.

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

At December 31, 2017, the outstanding principal of the 8.5% Senior Secured Notes is $35.0 million with a carrying value of $33.9 million, net of unamortized debt issuance cost of $1.1 million.
During the year ended December 31, 2017, the Company recorded approximately $1.4 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest and $98,000 of amortizing debt issuance costs.

Subsequent Events

8.5% Senior Secured Notes Amendment

On January 10, 2018, the Company dissolved Red Falcon Trust, an indirect subsidiary of the Company ("Red Falcon").  On the same date, the Company also commenced the process of appointing a liquidator to liquidate Blue Heron Designated Activity Company, a direct subsidiary of the Company ("Blue Heron").  The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months. Both Red Falcon and Blue Heron were inactive subsidiaries of the Company.

The Company had pledged 65% of the equity and certain other assets of Blue Heron in favor of the secured parties under the Amended and Restated Senior Secured Indenture. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"), entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement ("Pledge and Security Agreement"), dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

NOTE 14—15.0% PROMISSORY NOTE

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

Advances under the Amended and Restated Bridge Note bear interest at an annual rate of 15%.

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

The Company drew approximately $2.8 million on the Amended and Restated Bridge Note and recorded interest expense of approximately $36,000 during the year ended December 31, 2017.
All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the Transaction Closing.

NOTE 15—FAIR VALUE MEASUREMENTS

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
Assets and liabilities measured at fair value on a recurring basis
The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$567,492	$567,492
	$—	$—	$567,492	$567,492
The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$329,240	$329,240
	$—	$—	$329,240	$329,240
The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$498,400	$498,400
	$—	$—	$498,400	$498,400

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2016, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$257,085	$257,085
	$—	$—	$257,085	$257,085
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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 12/31/17	Aggregate death benefit 12/31/2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed	$101,591	$305,963	Discounted cash flow	Discount rate	14.50% - 17.50%
				Life expectancy evaluation	5.3 years
Premium financed	$465,901	$2,574,524	Discounted cash flow	Discount rate	15.50% - 21.00%
				Life expectancy evaluation	8.6 years
Life settlements	$567,492	$2,880,487	Discounted cash flow	Discount rate	15.95%
				Life expectancy evaluation	8.3 years
White Eagle Revolving Credit Facility	$329,240	$2,868,487	Discounted cash flow	Discount rate	18.57%
				Life expectancy evaluation	8.3 years

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

During 2015, the SOA released new versions of the Valuation Basic Tables, (the "2015 VBT"). The 2015 VBT is based on a much larger dataset of insured lives, face amount of policies and more current information compared to the dataset underlying the 2008 Valuation Basic Table. The new 2015 VBT dataset includes 266 million policies compared to the 2008 VBT dataset of 75 million. The experience data in the 2015 VBT dataset includes 2.55 million claims on policies from 51 insurance carriers. Life experiences implied by the 2015 VBT are generally longer for male and female nonsmokers between the ages of 65 and 80, while smokers and insureds of both genders over the age of 85 have significantly lower life expectancies. During the year ended December 31, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams.

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

Life Expectancy Months Adjustment	Value	Change in Value
+6	$479,016	$(88,476)
-	$567,492	—
-6	$660,720	$93,228
Discount rate
The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at December 2017, the Company determined that the weighted average discount rate calculated based on death benefit was 15.95%, compared to 16.37% at December 31, 2016.

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
Credit exposure of insurance company
The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At December 2017, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company's life settlements as of December 31, 2017:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	22.4%	19.5%	A1	AA-
Transamerica Life Insurance Company	18.4%	20.8%	A1	AA-
Estimated risk premium
As of December 31, 2017, the Company owned 608 policies with an estimated fair value of $567.5 million. Of these 608 policies, 530 were previously premium financed and are valued using discount rates that range from 15.50% to 21.00%. The remaining 78 policies, which are non-premium financed, are valued using discount rates that range from 14.50% to 17.50%. As of December 31, 2017, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company's life settlement portfolio was 15.95%.
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
Market interest rate sensitivity analysis

Weighted Average Rate Calculated Based on Death Benefit	Rate Adjustment	Value	Change in Value
15.45%	-0.50%	$581,538	$14,046
15.95%	—	$567,492	$—
16.45%	0.50%	$554,001	$(13,491)
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

White Eagle Revolving Credit Facility —As of December 31, 2017, 606 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 8, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$270,304	$(58,936)
-	$329,240	—
-6	$369,499	$40,259

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of December 31, 2017 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
18.07%	-0.50%	$336,708	$7,468
18.57%	—	$329,240	$—
19.07%	0.50%	$322,045	$(7,195)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.
At December 31, 2017, the fair value of the debt was $329.2 million and the outstanding principal was approximately $329.0 million.
Red Falcon Revolving Credit Facility—During the year ended December 2016, the Company terminated the Red Falcon Revolving Credit Facility and repaid all outstanding principal and interest. At December 31, 2017, all policies that were pledged by Red Falcon to serve as collateral for its obligations under the Red Falcon Revolving Credit Facility were sold to White Eagle.
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

On July 26, 2017, the Company’s Convertible Note Exchange Offer to exchange its outstanding $74.2 million aggregate principal amount of Convertible Notes for its New Convertible Notes expired. Holders of at least 98% of the Convertible Notes tendered in the Convertible Note Exchange Offer. The amount of Convertible Notes exchanged included approximately $73.0 million of principal outstanding prior to the exchange and approximately $2.8 million of interest paid in kind at the exchange date. The outstanding principal of the Convertible Notes after the exchange was approximately $1.2 million.

See Note 10, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information. Although the Company believes its valuation method is appropriate, the use of different methodologies or assumptions to determine the fair value could result in different fair values.
Changes in Fair Value
The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2017, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2017	$498,400
Purchase of policies	—
Change in fair value	51,551
Matured/lapsed/sold polices	(67,177)
Premiums paid	84,718
Transfers into level 3	—
Transfers out of level 3	—
Balance, December 31, 2017	$567,492
Changes in fair value included in earnings for the period relating to assets held at December 31, 2017	$12,848
The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2017, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2017	$257,085
Draws under the White Eagle Revolving Credit Facility	87,287
Payments on White Eagle Revolving Credit Facility	(19,633)
Unrealized change in fair value	4,501
Transfers into level 3	—
Transfer out of level 3	—
Balance, December 31, 2017	$329,240
Changes in fair value included in earnings for the period relating to liabilities at December 31, 2017	$4,501
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

*Change in the mortality curve after adoption of the 2015 VBT resulted in approximately $17.6 million reduction in the fair value of life settlements.
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
The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2016, for the Red Falcon Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Red Falcon Revolving Credit Facility
Balance, January 1, 2016	$55,658
Subsequent draws under the Red Falcon Revolving Credit Facility	20,029
Payments on Red Falcon Revolving Credit Facility	(75,417)
Unrealized change in fair value	(509)
Extinguishment	239
Transfers into level 3	—
Transfer out of level 3	—
Balance, December 31, 2016	$—
Changes in fair value included in earnings for the period relating to liabilities at December 31, 2016	$—
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2017 and 2016.

Other Fair Value Considerations—Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, investment in affiliates, Senior Secured Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.
NOTE 16—SEGMENT INFORMATION

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

NOTE 17—COMMITMENTS AND CONTINGENCIES

Lease Agreements
The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $246,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $407,000, $412,000 and $423,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum payments under operating leases for each of the three succeeding years subsequent to December 31, 2017 are as follows (in thousands):

December 31,
2018	$248
2019	255
2020	196
$699
Employment Agreements
The Company does not have any general policies regarding the use of employment agreements, but has and may, from time to time, enter into such a written agreement to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. The Company has entered into employment agreements with certain of its officers, including during the year ended December 31, 2017, with the former chief executive officer, whose agreement provided for substantial payments in the event that the executive terminated his employment with the Company due to a material change in the geographic location where the chief executive officer performs his duties or upon a material diminution of his base salary or responsibilities, with or without cause. These payments are equal to three times the sum of the chief executive officer’s base salary and the average of the preceding three years’ annual cash bonus.

CEO Separation Agreement

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

On October 23, 2017, the Company entered into a Separation Agreement (the "CEO Separation Agreement") with Antony Mitchell, pursuant to which Mr. Mitchell resigned from the position of Chief Executive Officer and as a director of the Company and its subsidiaries effective October 23, 2017. The CEO Separation Agreement obligates the Company to indemnify Mr. Mitchell for his legal fees of $150,000, which amount is recognized in the consolidated statement of operations for the year ended December 31, 2017.

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

SEC Investigation

On February 17, 2012, the Company received an initial subpoena issued by the staff of the SEC seeking documents from 2007 through the date of the subpoena, generally related to the Company’s premium finance business and corresponding financial reporting (the "SEC Investigation"). The SEC was investigating whether any violations of federal securities laws had occurred and the Company fully cooperated with the SEC regarding the matter. On December 27, 2016, the Company received notification from the SEC that it had concluded its investigation as to the Company and did not intend to recommend an enforcement action against the Company.

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

On July 29, 2013, the Company filed a separate complaint against Sun Life in the United States District Court for the Southern District of Florida, captioned Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada ("Imperial Case"), which was subsequently consolidated with the Sun Life Case. The Imperial Case asserted claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and sought a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The Imperial complaint also sought compensatory damages amounting to at least $30 million and an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint, but the Court denied Sun Life’s motion in early 2015. Subsequently, on February 26, 2015, Sun Life appealed the denial to the United States Court of Appeals for the Eleventh Circuit. The Company moved to dismiss Sun Life’s appeal and, on December 17, 2015, the Court of Appeals ruled in favor of the Company, dismissing Sun Life’s appeal. The Imperial Case therefore returned to the District Court.

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

In January 2018, oral argument was held in the Eleventh Circuit Court of Appeals and the decision is pending.

Other Litigation

Other litigation is defined as smaller claims or litigations that are neither individually nor collectively material.  It does not include lawsuits that relate to collections.

The Company is party to various other legal proceedings that arise in the ordinary course of business, separate from normal course accounts receivable collections matters. Due to the inherent difficulty of predicting the outcome of these litigations and other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible that some of them could be resolved unfavorably to the Company. As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies. However, the Company believes that the resolution of these other proceedings will not, based on information currently available, have a material adverse effect on the Company’s financial position or results of operations.

NOTE 18—STOCKHOLDERS’ EQUITY

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

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, of which 542,102 options to purchase shares of common stock granted to existing employees were outstanding as of December 31, 2017, 233,215 shares of restricted stock had been granted to directors under the plan and 2,094,000 shares of restricted stock units had been granted to certain employees, with a total of 2,102,522 shares subject to vesting. There were 9,730,683 securities remaining for future issuance under the Omnibus Plan as of December 31, 2017.

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program had a two-year expiration date, and authorized the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. As of December 31, 2017, the repurchase program has terminated.

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
Common Stock Purchase Agreement
In connection with the Transaction Closing, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PJC, certain investors jointly designated by PJC and Triax Capital Advisors LLC, a New York limited liability company ("Triax"), to be party to the Stock Purchase Agreement (collectively, the "Common Stock Investors"), and certain Convertible Note Holders that were a party to the Stock Purchase Agreement (collectively, the "Convertible Note Holder Purchasers," and together with PJC and the Common Stock Investors, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company issued and sold to the Purchasers 115,000,000 shares (the "Stock Purchase Agreement Shares") of the Company’s common stock, $0.01 par value, at a price of $0.2 per share for an aggregate purchase price of $23.0 million, of which PJC and the Common Stock Investors purchased 75,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $15.0 million and the Convertible Note Holder Purchasers, pursuant to the previously announced rights offering which expired on July 26, 2017, purchased 40,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $8.0 million, of which PJC purchased 19,320,038 shares in connection with the exercise of rights assigned to it by certain Convertible Note Holder Purchasers. The Stock Purchase Agreement contained customary representations, warranties, and covenants.

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

In accordance with its obligations under the Registration Rights Agreement and New Convertible Note Indenture, on August 25, 2017 the Company filed a shelf registration statement on Form S-1 (the "Registration Statement") with the SEC to register for the re-sale by certain selling stockholders named therein of up to 207,918,483 shares of Common Stock and up to $75.8 million in aggregate principal amount of the New Convertible Notes. The SEC declared the Registration Statement effective on September 28, 2017.

NOTE 19—EMPLOYEE BENEFIT PLAN
The Company has adopted a 401(k) plan that covers employees that have reached 18 years of age and completed three months of service. The plan provides for voluntary employee contributions through salary deductions, as well as discretionary employer contributions. For the years ended December 31, 2017, 2016 and 2015, there were no employer contributions made.

NOTE 20—SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited consolidated financial data regarding continuing operations for each quarter of fiscal 2017 and 2016 (in thousands). This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations (in thousands).

	Fiscal 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	25,590	3,461	24,488	(1,666)
(Loss)/income from continuing operations before taxes	1,884	(6,474)	4,217	(2,865)
Net (loss)/income from continuing operations	1,884	(6,474)	4,217	(2,865)
(Loss)/income per share from continuing operations:
Basic	$0.07	$(0.23)	$0.04	$(0.02)
Diluted	$0.06	$(0.23)	$0.03	$(0.02)	(1)

	Fiscal 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	8,454	(15,786)	4,767	3,680
(Loss)/income from continuing operations before income taxes	(7,445)	(9,775)	(8,543)	(23,666)
Net (loss)/income from continuing operations	(7,445)	(9,775)	(8,543)	(23,666)
(Loss)/income per share from continuing operations:
Basic and diluted	$(0.27)	$(0.36)	$(0.31)	$(0.84)	(1)

(1)
The sum of the basic and diluted earnings per share amounts for each quarter in fiscal year 2017 and the basic and diluted for 2016 do not equal the amount presented in the statements of operations for the years ended December 31, 2017 and December 31, 2016 due to the Company having a net loss for the years ended December 31, 2017 and December 31, 2016 and therefore all common stock equivalents were antidilutive.

NOTE 21—INCOME TAXES

The provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Continuing operations	$—	$—	$(8,719)
Discontinued operations	—	—	—
Provision (benefit) for income taxes	$—	$—	$(8,719)
Current
Federal	$—	$—	$10
State	—	—	—
	$—	$—	$10
Deferred
Federal	14,109	(16,550)	(9,149)
State	2,931	(1,292)	(3,846)
	17,040	(17,842)	(12,995)
Valuation allowance increase (decrease)	(17,040)	17,842	4,266
	$—	$—	$(8,729)

Provision (benefit) for income taxes from continuing operations	$—	$—	$(8,729)
U.S. and foreign components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
U.S.	$(19,016)	$(23,405)	$(51,749)
Foreign	15,778	(26,024)	12,650
	$(3,238)	$(49,429)	$(39,099)
The Company’s actual provision (benefit) for income taxes from continuing operations differ from the federal expected income tax provision as follows (in thousands):

	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Tax provision (benefit) at statutory rate	$(1,134)	35.00%	$(17,300)	35.00%	$(13,685)	35.00%
Increase (decrease) in taxes resulting from:
State tax (net of federal benefit)	(679)	20.98	(836)	1.72	(1,617)	4.14
Attribute reduction from ownership change	35,871	(1,107.45)	—	—	—	—
Impact of rate changes	—	—	253	(0.50)	23	(0.06)
Litigation settlement	—	—	—	—	2,275	(5.82)
Other permanent items	2	(0.07)	4	(0.01)	18	(0.05)
Tax Cuts and Job Act Enactment	(17,199)	530.99	—	—	—	—
Prior year true-ups	50	(1.54)	—	—	—	—
Other	129	(3.99)	37	(0.07)	—	—
Valuation allowance (decrease) increase	(17,040)	526.08	17,842	(36.14)	4,267	(10.91)
Provision (benefit) for income taxes	$—	—%	$—	—%	$(8,719)	22.30%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Federal and state net operating loss carryforward	$1,537	$37,511
Unrealized gains on life settlements	4	—
Revolving Credit Facilities	—	7,024
Deferred gain	6,178	14,112
Other	1,281	1,930
Total gross deferred tax assets	9,000	60,577
Less valuation allowance	(5,522)	(22,457)
Total deferred tax assets	3,478	38,120
Deferred tax liabilities:
Unrealized gains on life and structured settlements	—	20,321
Gain on structured settlements deferred for tax purposes	2,466	3,655
Convertible debt discount	1,012	3,430
Deferred income	—	10,714
Total deferred tax liabilities	3,478	38,120
Total net deferred tax asset (liability)	$—	$—

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets as of December 31, 2017. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset.

The federal and state net operating loss carryovers ("NOLs") generated by the Company since its conversion to a corporation and remaining as of December 31, 2017 are approximately $113.8 million for federal income tax purposes and $119.1 million for state income tax purposes and expire beginning in 2031 (the NOL amounts include $11.2 million that were assumed from a prior reorganization transaction that involved a corporate shareholder and that were subject to Section 382 limitations). However, on July 28, 2017, as part of a series of integrated transactions to effectuate a recapitalization of the Company, the Company experienced an ownership change as described under Section 382 of the Internal Revenue Code. As a result of the ownership change, a significant portion of the Company’s cumulative U.S. federal and state NOLs of $97.5 million became unavailable to offset future taxable income. Management believes it is appropriate under the Company’s facts and circumstances to write off this amount, as well as the $11.2 million that had previously been subject to Section 382 limitations as the worthless portion of the deferred tax asset. The impact of the write-off will be offset by a decrease in the valuation allowance and should have no net impact on tax expense.

On December 22, 2017 the United States enacted the Tax Cuts and Jobs Act ("TCJA"). Under ASC 740, Income Taxes, the effects of new legislation are recognized upon enactment. Accordingly, recognition of the tax effects of the TCJA is required in the reporting periods that include December 22, 2017. Management has reviewed the legislation and addressed the provisions that are most relevant to its business, including the required accounting under ASC 740 for 2017. Due to the complexities inherent in the tax law changes, the SEC released Staff Accounting Bulletin (SAB) No. 118 on December 22, 2017 , to address the application of ASC 740 where a company does not have the requisite information available, prepared or analyzed in reasonable detail to properly account for items under the TCJA. The SAB has provided that where a company can make a reasonable estimate, it should record that estimate and make appropriate disclosures with updates during a measurement period of no more than a year from enactment. The Company has made its best estimate with respect to the estimated transition tax charge as of December 31, 2017 based on guidance available as of the date of this filing. Upon gathering all necessary data, interpreting any additional guidance from tax authorities, and completing the analysis, our provisional amount may be adjusted in the measurement period allowable in accordance with SAB 118. The key provisions of the TCJA that have factored into the determination of the Company’s tax position for the year ended December 31, 2017 are discussed below.

Corporate Tax Rate

The TCJA reduced the corporate tax rate from 35% to 21% generally effective for tax years beginning after December 31, 2017. Consequently, management has remeasured its deferred tax inventory at December 31, 2017 using the new corporate tax rate. The Company estimates that this will result in a reduction in the value of its net deferred tax asset of approximately $3.3 million that will be fully offset by its valuation allowance. The Company did not remeasure its deferred tax items as of December 22, 2017 (the TCJA enactment date) and account for any changes thereon through the end of 2017 using the 35% rate versus the 21% rate as any effects would be immaterial to the financial statements.

Transition Tax

Under Section 965 as amended by the TCJA, a U.S. shareholder of a controlled foreign corporation ("CFC") must generally include in gross income as a deemed dividend, at the end of the CFC’s last tax year beginning before January 1, 2018, the U.S. shareholder’s share of certain undistributed and previously untaxed accumulated earnings and profits ("E&P"). The income inclusion can be offset by a deduction intended to result (in the case of a Corporation) in an effective U.S. federal income tax rate of either 15.5% or 8% of the gross income inclusion amount. The applicable rate of tax will depend on the CFC’s cash and non-cash positions at certain measurement dates. The Company’s Ireland-based foreign subsidiaries had untaxed accumulated E&P that was deemed distributed to the United States in accordance with the provisions of the Transition Tax. The aggregation of the net income inclusion under Section 465 with other operating losses resulted in a U.S. taxable loss for 2017 of $1.6 million. As such, the Transition Tax did not result in a federal cash tax liability for the Company. For state tax purposes, Florida law has historically not included actual or deemed dividends from foreign subsidiaries in its tax base. The Florida legislature has not yet convened to determine the extent to which it will conform to the provisions within the TCJA. The Company has assumed that Florida will continue this treatment, and the Company will monitor future legislative developments in this area and appropriately adjust its deferred taxes, if necessary. At this time, the Company has made a reasonable estimate of the impact the deemed repatriation transition tax will have for the year ended December 31, 2017. The final impact of the TCJA may differ from estimates, due to, among other things, changes in our interpretations and assumptions from additional guidance that may be issued by the IRS. Management will continue to monitor future guidance during the measurement period provided for by SAB No. 118 and adjust if necessary.

Global Intangible Low-Taxed Income ("GILTI")

Beginning in 2018, under certain circumstances, Section 245A enacted by the TCJA eliminates U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also creates a new tax on certain taxed foreign income under new Section 951A. Specifically, income earned in excess of a deemed return on tangible assets held by a CFC (such excess called "GILTI") must now generally be included as U.S. taxable income on a current basis by its U.S. shareholders. In general, the gross income inclusion can be offset by a deduction in an amount up to 50% of the inclusion (through the end of 2025, thereafter the deduction is reduced to 37.5%) under certain circumstances. Based on the Company’s life settlement assets held within Ireland, management expects the net income generated from these activities to qualify entirely as GILTI.

On January 10, 2018, the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For ASC 740 purposes, the Company intends to adopt an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items. The Company has historically maintained U.S. deferred income taxes to account for outside basis differences in is foreign subsidiaries since the earnings from such subsidiaries were not indefinitely reinvested outside the United States. To transition to the new accounting policy, the Company has reversed a net deferred tax liability of $11.8 million pertaining to outside basis differences in its foreign subsidiaries and recorded a corresponding deferred tax benefit for 2017 as part of continuing operations.

Treatment of NOLs

The TCJA makes changes to the treatment of NOLs arising in taxable years beginning after December 31, 2017. Such NOLs may only offset up to 80% of current year taxable income. Furthermore, such losses may not be carried back to prior years, but can be carried forward indefinitely. The treatment of NOLs arising for the year ended December 31, 2017 will remain as under prior law. Based on the volatility in the Company’s earnings from year to year, the new NOL provisions could have an impact on the Company’s cash taxes in future years.

Other Tax disclosures

The Company recorded a deferred tax asset for the increase in tax basis associated with the transfer of assets to subsidiaries located in Ireland. The net deferred asset with respect to these transactions is $6.2 million and $14.1 million for the years ended December 31, 2017 and December 31, 2016, respectively, which will serve as a tax benefit upon reversal as life settlements mature or are sold.

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

Tax years prior to 2014 are no longer subject to IRS examination. Various state jurisdiction tax years remain open to examination.

Unrecognized Tax Benefits

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. A reconciliation of the total amounts of unrecognized benefits at the beginning and end of the period was as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Balance as of beginning of period	$6,295	$6,295	$6,295
Additions based on tax positions taken in the current year	—	—	—
Reductions of tax positions for prior years	(6,295)	—	—
Balance as of end of period	$—	$6,295	$6,295

The unrecognized benefit is reflected as a reduction of the deferred tax asset related to the federal and state NOLs. Due to the Section 382 limitation that will impact the future utilization of NOLs attributable to pre-ownership change periods, the NOLs that gave rise to the unrecognized tax benefit will be entirely forfeited. As such, the Company has written off the deferred tax asset and eliminated the liability for unrecognized tax benefits. The impact of reversing the unrecognized tax benefit will be offset by an increase to the valuation allowance and have no net impact to tax expense.

Repatriation of Foreign Income

Effective May 16, 2014 Lamington Road Limited, an Irish section 110 limited company and an indirect subsidiary of the Company ("Lamington") issued a promissory note to Markley Asset Portfolio, LLC a Delaware limited liability company and an indirect subsidiary of the Company ("Markley"), in a principal amount of $59.3 million. The amount was used by the Lamington as the partial purchase price of Markley’s interest in White Eagle. The annual interest rate on the Promissory Note is 8.5% and is due to be paid at the end of each calendar year; provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and added to the outstanding principal balance. As of December 31, 2017, the outstanding principal balance was $80.1 million, which includes $20.8 million in capitalized interest expense.

Effective July 28, 2017, Lamington, issued a promissory note to Markley, in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy the Profit Participation Note issued by Markley to Lamington Road (the "Special Dividend Note"). The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0%, provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. For 2017, the Special Dividend Note will be treated as a distribution of previously taxed income for U.S. tax purposes to the extent that the Company recognized a deemed dividend under the Transition Tax provisions. Management has estimated that the recognition of the taxable dividend will not result in any cash taxes for 2017. Future principal repayments of the Special Dividend Note to the Company should not result in an additional U.S. tax liability. As of December 31, 2017, the outstanding principal balance was $57.7 million, which includes $665,000 in capitalized interest expense.

As of December 31, 2017, the Company had the opportunity to repatriate funds of approximately $137.8 million through these promissory notes without a U.S. federal or state income tax liability. Both promissory notes are eliminated in consolidation.

NOTE 22—SUBSEQUENT EVENTS

Stock Purchase Agreement

On January 22, 2018, the Company entered into a stock purchase agreement (the "Agreement") with SB Holdings, Inc., a California corporation ("Holdings"), and Sherman, Clay & Co., an Indiana corporation and wholly-owned Subsidiary of Holdings ("Sherman, Clay") pursuant to which the Company agreed to purchase all of the issued and outstanding capital stock of Sherman, Clay from Holdings for an initial purchase price of 18,000,000 shares (the "Initial Shares") of the Company’s common stock of which 2,700,000 shares will be held back for up to 18 months from closing to offset potential indemnified claims. The initial purchase price is subject to increase pursuant to earn-outs based on financial performance during the first year after the acquisition closes (the "Additional Shares") and, together with the Initial Shares, the "Consideration Shares") as provided for in the Agreement.

The Agreement contains standard representations and warranties related to each party, and may be terminated prior to the closing under certain circumstances. The closing of the purchase of Sherman, Clay under the Agreement (the "Purchase") is subject to a number of closing conditions, including certain regulatory approvals and obtaining financing for working capital and general corporate purposes, and is anticipated to occur no later than the second quarter of 2018.

In connection with the consummation of the Purchase, the Company also agreed to, among other things, enter into a registration rights agreement pursuant to which it will register the resale of the Consideration Shares.

8.5% Senior Secured Notes Amendment

On January 10, 2018, the Company dissolved Red Falcon Trust, an indirect subsidiary of the Company ("Red Falcon").  On the same date, the Company also commenced the process of appointing a liquidator to liquidate Blue Heron Designated Activity Company, a direct subsidiary of the Company ("Blue Heron").  The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months. Both Red Falcon and Blue Heron were inactive subsidiaries of the Company.

The Company had pledged 65% of the equity and certain other assets of Blue Heron in favor of the secured parties under the Amended and Restated Senior Secured Indenture. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"), entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement ("Pledge and Security Agreement"), dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

Amendments to Bylaws

On March 6, 2018, the Board of Directors of the Company approved an amendment to the Company’s bylaws, effective March 6, 2018, to require that, in order to be eligible to nominate or propose for nomination a candidate for election as a director, a shareholder must hold at least one percent (1%) of the Company’s outstanding shares of common stock for no less than twelve (12) months.

Employment Agreements

On March 13, 2018, Imperial Finance and Trading, Inc., a wholly-owned subsidiary of the Company ("Imperial"), entered into a new employment agreement with Miriam Martinez (the "Martinez Agreement"), pursuant to which Ms. Martinez will continue to serve as our Senior Vice President and Chief Financial Officer. The term of the Martinez Agreement commenced on March 13, 2018 and continues for one year, with automatic one-year extensions unless (x) either Ms. Martinez or Imperial gives written notice not to extend at least sixty (60)days’ prior to the end of the then-current term or (y) Ms. Martinez’s employment is terminated in accordance with the terms of the Martinez Agreement. The Martinez Agreement supersedes the employment agreement between the Company and Ms. Martinez from 2014. Pursuant to the Martinez Agreement, Ms.

Martinez will receive an annual base salary of $275,000 subject to reviews and increases by the Board. Ms. Martinez may receive an annual bonus at the determination of the Board based on Company performance with goals to be established annually by the Board or as otherwise determined by the Board.

The Martinez Agreement further provides that Ms. Martinez is entitled to participate in all benefit plans provided to executives of the Company. If the Company terminates Ms. Martinez’s employment without cause or she resigns with Good Reason (as defined in the Martinez Agreement), the Martinez Agreement provides that she will be entitled to receive her base salary or $352,229, whichever is greater, through the twelve (12) months following such termination (the "Severance Period") as well as any bonus earned but not yet paid. If Ms. Martinez resigns for good reason, she will also be entitled to have the Company continue to pay its portion of healthcare premiums for plans in which she is participating immediately prior to the termination through the Severance Period. If such termination or resignation occurs within two years after a change in control (as defined in the Martinez Agreement), then in lieu of receiving his base salary as described above, Ms. Martinez would be entitled to receive (i) accrued vacation days, (ii) a lump sum payment equal to the sum of two times her then base salary, (iii) a portion of her bonus prorated through the termination date that would be due to her when bonus payments are otherwise made for the year in which the termination occurs, (iv) any unpaid portion of a bonus for the year preceding the termination, and (v) reimbursement of COBRA healthcare costs for up to 12 months.

On March 13, 2018, the Company entered into an employment agreement with Jack Simony (the "Simony Agreement"), pursuant to which Mr. Simony will continue to serve as Vice President and Chief Investment Officer of the Company. The term of the Simony Agreement commenced on March 13, 2018 and continues for one year, with automatic one-year extensions unless (x) either Mr. Simony or the Company gives written notice not to extend at least sixty (60) days’ prior to the end of the then-current term or (y) Mr. Simony’s employment is terminated in accordance with the terms of the Simony Agreement. Pursuant to the Simony Agreement, Mr. Simony will receive an annual base salary of $275,000.

The Simony Agreement further provides that Mr. Simony is entitled to participate in all benefit plans provided to executives of the Company. If the Company terminates Mr. Simony’s employment without cause or he resigns with Good Reason (as defined in the Simony Agreement), the Simony Agreement provides that he will be entitled to receive his base salary through the six (6) months following such termination (the "Severance Period") as well as any incentive bonus that has been declared or awarded to him for a prior fiscal year but has not yet been paid. If Mr. Simony resigns for good reason, he will also be entitled to have the Company continue to pay its portion of healthcare premiums for plans in which he is participating immediately prior to the termination through the Severance Period.

On March 13, 2018, the Company entered into an employment agreement with Harvey Werblowsky (the "Werblowsky Agreement"), pursuant to which Mr. Werblowsky will continue to serve as Vice President, Chief Legal Officer and General Counsel of the Company. The term of the Simony Agreement commenced on March 13, 2018 and continues for one year, with automatic one-year extensions unless (x) either Mr. Werblowsky or the Company gives written notice not to extend at least sixty (60) days’ prior to the end of the then-current term or (y) Mr. Werblowsky’s employment is terminated in accordance with the terms of the Werblowsky Agreement. Pursuant to the Werblowsky Agreement, Mr. Werblowsky will receive an annual base salary of $250,000.

The Werblowsky Agreement further provides that Mr. Werblowsky is entitled to participate in all benefit plans provided to executives of the Company. If the Company terminates Mr. Werblowsky’s employment without cause or he resigns with Good Reason (as defined in the Werblowsky Agreement), the Werblowsky Agreement provides that he will be entitled to receive his base salary through the six(6) months following such termination (the "Severance Period") as well as any incentive bonus that has been declared or awarded to him for a prior fiscal year but has not yet been paid. If Mr. Werblowsky resigns for good reason, he will also be entitled to have the Company continue to pay its portion of healthcare premiums for plans in which he is participating immediately prior to the termination through the Severance Period.

Commitment Letter

On March 13, 2018, the Company received a commitment letter from PJC Investments, LLC for an investment of up to $2.0 million under certain circumstances through March 15, 2019.