Form 10-Q
period 2018-03-31
EMERGENT CAPITAL, INC.
filed 2018-05-10
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

As of May 9, 2018, the Registrant had 158,042,399 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED March 31, 2018

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

•
our ability to improve our solvency in a manner acceptable to the lender of the White Eagle Revolving Credit Facility which may impact our ability to receive distributions from policy proceeds from life insurance policies pledged as collateral under the facility;

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

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. See "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2017. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$12,917	$18,131
Cash and cash equivalents (VIE Note 4)	28,302	13,136
Certificates of deposit	1,012	1,010
Prepaid expenses and other assets	1,100	617
Prepaid expenses and other assets (VIE Note 4)	24	53
Deposits - other	1,377	1,377
Life settlements, at estimated fair value (Note 14)	782	750
Life settlements, at estimated fair value (VIE Note 4 & Note 14)	566,846	566,742
Receivable for maturity of life settlements (VIE Note 4)	34,400	30,045
Fixed assets, net	124	145
Investment in affiliates	2,384	2,384
Total assets	$649,268	$634,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,946	$2,015
Accounts payable and accrued expenses (VIE Note 4)	971	753
Other liabilities	1,086	451
Interest payable - 8.5% Convertible Notes (Note 10)	21	46
8.5% Convertible Notes, net of discount and deferred debt costs (Note 10)	1,118	1,098
Interest payable - 5.0% Convertible Notes (Note 11)	485	1,432
5.0% Convertible Notes, net of discount and deferred debt costs (Note 11)	68,929	68,654
Interest payable - 8.5% Senior Secured Notes (Note 13)	132	132
8.5% Senior Secured Notes, net of deferred debt costs (Note 13)	33,990	33,927
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4 & Note 9)	347,860	329,240
Total liabilities	456,538	437,748
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at March 31, 2018 and December 31, 2017; 158,600,399 issued and 157,992,399 outstanding as of March 31, 2018;158,495,399 issued and 157,887,399 outstanding as of December 31, 2017)	1,586	1,585
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of March 31, 2018 and December 31, 2017)	—	—
Treasury Stock, net of issuance cost (608,000 shares as of March 31, 2018 and December 31, 2017)	(2,534)	(2,534)
Additional paid-in-capital	333,711	333,629
Accumulated deficit	(140,033)	(136,038)
Total stockholders’ equity	192,730	196,642
Total liabilities and stockholders’ equity	$649,268	$634,390
 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 8 & 14)	$5,444	$25,540
Other income	147	50
Total income	5,591	25,590
Expenses
Interest expense	7,604	7,535
Change in fair value of Revolving Credit Facility (Notes 9 & 14)	(2,389)	11,831
Personnel costs	766	1,085
Legal fees	1,723	995
Professional fees	1,239	1,604
Insurance	197	192
Other selling, general and administrative expenses	445	464
Total expenses	9,585	23,706
Income (loss) from continuing operations before income taxes	(3,994)	1,884
(Benefit) provision for income taxes	—	—
Net income (loss) from continuing operations	$(3,994)	$1,884
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(1)	(189)
(Benefit) provision for income taxes	—	—
Net income (loss) from discontinued operations	(1)	(189)
Net income (loss)	$(3,995)	$1,695
Basic and Diluted income (loss) per share:
Continuing operations	$(0.03)	$0.07
Discontinued operations	$—	$(0.01)
Net income (loss) - basic and diluted	$(0.03)	$0.06
Weighted average shares outstanding:
Basic and diluted	155,789,599	28,148,632
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2018	158,495,399	$1,585	(608,000)	$(2,534)	$333,629	$(136,038)	$196,642
Net loss	—	—	—	—	—	(3,995)	(3,995)
Common stock issued, net	25,000	—	—	—	9	—	9
Stock-based compensation	100,000	1	—	—	121	—	122
Retirement of common stock	(20,000)	—	—	—	(48)	—	(48)
Balance, March 31, 2018	158,600,399	$1,586	(608,000)	$(2,534)	$333,711	$(140,033)	$192,730
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(3,995)	$1,695
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23	26
Amortization of discount and deferred costs for 8.5% Convertible Notes	21	989
Amortization of deferred costs for 15.00% Senior Secured Notes	—	90
Amortization of discount and deferred cost for 5.0% Convertible Notes	275	—
Amortization of deferred costs for 8.5% Senior Secured Notes	64	—
Stock-based compensation expense	73	139
Finance cost and fees withheld by borrower	243	194
Interest Paid in Kind on 8.5% Convertible Notes	—	3,477
Change in fair value of life settlements	(5,444)	(25,540)
Change in fair value of Revolving Credit Facility	(2,389)	11,831
Interest income	(55)	(9)
Change in assets and liabilities:
Deposits - other	—	(30)
Prepaid expenses and other assets	(403)	(1,510)
Accounts payable and accrued expenses	159	1,373
Other liabilities	634	(78)
Interest payable - 8.5% Convertible Notes	(25)	(1,466)
Interest payable - 5.0% Convertible Notes	(948)	—
Net cash used in operating activities	(11,767)	(8,819)
Cash flows from investing activities
Certificate of deposit	—	5,025
Premiums paid on life settlements	(22,392)	(20,582)
Proceeds from maturity of life settlements	23,345	10,000
Net cash provided by/(used in) investing activities	953	(5,557)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	22,529	21,090
Repayment of borrowings under White Eagle Revolving Credit Facility	(1,763)	—
Payment under finance lease obligations	—	(9)
Net cash provided by financing activities	20,766	21,081
Net increase (decrease) in cash and cash equivalents	9,952	6,705
Cash and cash equivalents, at beginning of the period	31,267	11,318
Cash and cash equivalents, at end of the period	$41,219	$18,023
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$8,217	$4,370
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018

(1) Description of Business

Emergent Capital, Inc. was founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, and converted into Imperial Holdings, Inc. on February 3, 2011, in connection with our initial public offering. Effective September 1, 2015, the name was changed to Emergent Capital, Inc. (with its subsidiary companies, the "Company" or "Emergent Capital").

Emergent Capital, through its subsidiary companies, owns a portfolio of 603 life insurance policies, also referred to as life settlements, with a fair value of $567.6 million and an aggregate death benefit of approximately $2.9 billion at March 31, 2018. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 601 of these policies, with an aggregate death benefit of approximately $2.8 billion and a fair value of approximately $566.8 million at March 31, 2018, are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At March 31, 2018, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $782,000, were not pledged as collateral under the White Eagle Revolving Credit Facility.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility (as defined below), as detailed herein. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 601 policies, with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $566.8 million at March 31, 2018.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2018. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Liquidity

Historically, the Company has incurred substantial losses and reported negative cash flows from operating activities of $11.8 million for the three month period ended March 31, 2018 and $34.8 million for the year ended December 31, 2017. As of March 31, 2018, we had approximately $41.2 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $12.9 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $28.3 million being restricted by the White Eagle Revolving Credit Facility.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. In considering the cash on hand at March 31, 2018, management's projections for receipt of death benefits from policy maturities, borrowings under the White Eagle Revolving Credit Facility and board member capital commitments, together with the Company’s potential internal restructuring for tax-related purposes (see Note 19, "Income Taxes" of the accompanying consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Income Taxes"), we estimate that our liquidity and capital resources will be sufficient for the next twelve months from the date of filing this Form 10-Q.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 7, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

(3) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

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

In March 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" to clarify certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In addition to amending Topic 825, Financial Instruments, the Board added Topic 321, Investments—Equity Securities, and made a number of consequential amendments to the Codification. The amendments in ASU 2018-03 are effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address stakeholder concerns about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB and the International Accounting Standards Board ("IASB") standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. This ASU became effective during three months ended March 31, 2018, but did not have a material impact on our financial position, results of operations or cash flows on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU provides specific guidance on eight cash flow classification issues that are either unclear or not included in current GAAP. These cash flow classification issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU became effective during three months ended March 31, 2018, but did not have a material impact on its financial position, results of operations or cash flows on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory ("ASU 2016-16"). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard in the current reporting period which resulted in the elimination of a deferred income tax charge of $17.6 million gross related to prior year sales of life settlement policies to its Ireland subsidiaries. The adoption resulted in a reduction of the valuation allowance and had no impact on earnings.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)," to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by clarifying the definition of a business. The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation. This amendment covers Phase 1 of a three phase project. The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. This ASU was effective during the period and did not have an impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017. This ASU was effective during the period and did not have an impact on our consolidated financial statements.

On November 17, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230):  Restricted Cash" to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement.  The statement requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This ASU was effective during the period and did not have an impact on our consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118  (SEC Update)" to amend certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act). ASU 2018-05 is effective upon inclusion in the FASB Codification. We have adopted this ASU and continue to evaluate the impact of the Tax Cuts and Jobs Act on our consolidated financial statements.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of March 31, 2018 and December 31, 2017, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIE		Non-consolidated VIE
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
March 31, 2018	$629,572	$348,831	$2,384	$2,384
December 31, 2017	$609,976	$329,993	2,384	$2,384

As of March 31, 2018, 601 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $566.8 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017.

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheets as of March 31, 2018 and year ended December 31, 2017, respectively.

(5) Earnings Per Share

As of March 31, 2018 and 2017, there were 158,600,399 and 29,021,844 shares of common stock issued, respectively, and 157,992,399 and 28,413,844 shares of common stock outstanding, respectively. Outstanding shares as of March 31, 2018 and 2017 have been adjusted to reflect 608,000 treasury shares.

Basic net income per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, and if-converted method as applicable.

The following table reconciles actual basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands except per share data).

	For the Three Months Ended March 31,
	2018(1)	2017(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(3,994)	$1,884
Net income (loss) from discontinued operations	(1)	(189)
Net income (loss)	$(3,995)	$1,695
Basic and diluted (loss) income per common share:
Basic and diluted (loss) income per share from continuing operations	$(0.03)	$0.07
Basic and diluted (loss) income per share from discontinued operations	$—	$(0.01)
Basic and diluted (loss) income per share available to common shareholders	$(0.03)	$0.06
Denominator:
Basic and Diluted	155,789,599	28,148,632
Add: Restricted stock	—	—
Diluted	155,789,599	28,148,632

(1)
The computation of diluted EPS does not include 2,182,522 shares of restricted stock, 239,000 shares of common stock underlying options, 44,500,000 shares of common stock underlying warrants, and up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of underlying common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 265,212 shares of restricted stock, 605,227 shares of common stock underlying options, 6,240,521 shares of common stock underlying warrants, and up to 11,266,011 shares of common stock issuable upon conversion of the 8.5% Convertible Notes, as the effect of their inclusion would have been anti-dilutive.

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

Options

As of December 31, 2017, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, options to purchase 239,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the three months ended March 31, 2018:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2018	542,102	$8.75	1.33	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(303,102)	$10.18	—
Options expired	—	—	—
Options outstanding, March 31, 2018	239,000	$6.94	2.19	$—
Exercisable at March 31, 2018	239,000	$6.94	2.19
Unvested at March 31, 2018	—	—	—	$—

As of March 31, 2018, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred additional stock-based compensation expense of approximately $73,000 and $139,000 relating to restricted stock granted to its board of directors and certain employees during the three months ended March 31, 2018 and 2017, respectively.

During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 65,212 shares of restricted stock of approximately $0 and $60,000 during the three months ended March 31, 2018 and 2017, respectively. The 65,212 shares of restricted stock vested during the year ended December 31, 2017.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation income due to forfeitures of approximately $18,000 and expense of approximately $79,000 related to these 200,000 shares of restricted stock during the three months ended March 31, 2018 and 2017, respectively. Approximately 20,000 shares of restricted stock were forfeited during the three months ended March 31, 2018, with 74,000 remaining unvested at March 31, 2018.

During the year ended December 31, 2017, the Company granted 51,132 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $17,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 51,132 shares of restricted stock of approximately $0 during the three months ended March 31, 2018. Approximately 42,610 shares of restricted stock vested during the year ended December 31, 2017 with 8,522 pending vesting at March 31, 2018.
During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $90,000 related to these 2,000,000 shares of restricted stock during the three months ended March 31, 2018. All 2,000,000 shares remained unvested at March 31, 2018.
During the three months ended March 31, 2018, the Company granted 100,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 50,000 shares and 50,000 shares subject to a two and three year vesting period that commenced on the date of grant, respectively. The fair value of the unvested restricted stock was valued at approximately $39,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $1,000 related to these 100,000 shares of restricted stock during the three months ended March 31, 2018. All 100,000 shares remained unvested at March 31, 2018.

The following table presents the activity of the Company’s unvested shares of restricted stock for the three months ended March 31, 2018:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2018	2,102,522
Granted	100,000
Vested	—
Forfeited	(20,000)
Outstanding March 31, 2018	2,182,522

The aggregate intrinsic value of the awards of 8,522, 74,000, 100,000 and 2,000,000 shares is $3,000, $24,000, $38,000, and $760,000, respectively and the remaining weighted average life of these awards is 0.32 years, 0.23 years, 2.43 years, and 1.63 years respectively as of March 31, 2018. As of March 31, 2018, a total of $601,000 in stock based compensation remained unrecognized.

(7) Discontinued Operations

On October 25, 2013, the Company sold substantially all of the operating assets comprising its structured settlement business to Majestic Opco LLC pursuant to an Asset Purchase Agreement. No structured settlement receivables were sold and no on-balance sheet liabilities were transferred in connection with the sale. On August 18, 2015, the Company sold its remaining structured settlement receivables asset to the buyer of its operating assets.

As a result of the sale of its structured settlements business, the Company reclassified its structured settlement business operating results as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended March 31,
	2018	2017
Total income	$17	$3
Total expenses	18	192
Income (loss) before income taxes	(1)	(189)
(Benefit) provision for income taxes	—	—
Net income (loss) from discontinued operations, net of income taxes	$(1)	$(189)

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

As of March 31, 2018 and December 31, 2017, the Company owned 603 and 608 policies, respectively, with an aggregate estimated fair value of life settlements of $567.6 million and $567.5 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at March 31, 2018 was 8.1 years. The following table describes the Company’s life settlements as of March 31, 2018 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	9	$31,822	$38,774
1 - 2	12	31,769	48,028
2 - 3	29	60,552	113,070
3 - 4	36	59,685	159,501
4 - 5	53	88,757	248,700
Thereafter	464	295,043	2,244,730
Total	603	$567,628	$2,852,803
*Based on remaining life expectancy at March 31, 2018, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 14, "Fair Value Measurements" of the accompanying consolidated financial statements.

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

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of March 31, 2018, are as follows (in thousands):

Remainder of 2018	$68,542
2019	98,849
2020	102,051
2021	101,723
2022	98,224
Thereafter	788,220
$1,257,609

The amount of $1.26 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

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

On December 29, 2016, White Eagle entered into a Second Amendment to the Amended and Restated Loan and Security Agreement ("White Eagle Second Amendment") and on January 31, 2017, as required by the terms of the White Eagle Second Amendment, White Eagle executed the Second Amended and Restated Loan and Security Agreement, dated January 31, 2017, which consolidated into a single document the amendments evidenced by the White Eagle Amendment and all previous amendments.

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

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 601 life insurance policies with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $566.8 million are pledged as collateral under the White Eagle Revolving Credit Facility at March 31, 2018. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date: (i) the initial advance and all additional advances to acquire additional pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of fees and expense deposits and other fees and expenses funded and to be funded as approved by the required lenders, less (iv)  any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At March 31, 2018, $19.9 million was undrawn and $5.6 million was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, the amount available is what is required to pay expenses and keep the policies in force as of the calculation date.

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

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of March 31, 2018, the cash interest coverage ratio was 6.06:1 and the loan to value ratio was 66%, as calculated using the lenders' valuation. It should be noted that although the Company met the required cash interest coverage ratio at quarter end, the loan to value threshold was not met at the end of the quarter, as a result, the Company will not participate in any cash flow sweep subsequent to the quarter end.

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $35.0 million 8.5% Senior Secured Notes due July 15, 2021 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), the $75.8 million 5% Convertible Notes due February 15, 2023 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), and the $1.2 million 8.5% Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 10, "8.50% Senior Unsecured

Convertible Notes", Note 11, "5.0% Senior Unsecured Convertible Notes", Note 12, "15.0% Senior Secured Notes", and Note 13, "8.5% Senior Secured Notes", to the accompanying consolidated financial statements for further information.

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

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the three months ended March 31, 2018 and 2017, approximately $7.8 million and $2.5 million, respectively, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Clause	Amount		Use of Proceeds
First:	$84	$59	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	10	10	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	5,187	2,412	Administrative Agent - Accrued and Unpaid Interest
Sixth:	1,763	—	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	340	—	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved - $0
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	416	—	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$7,800	$2,481

Approximately $7.8 million of the amount distributed during the three months ended March 31, 2018 was from maturity proceeds collected during the year ended December 31, 2017.

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed through the waterfall as shown above (in thousands):

Face value collected in 2017 and distributed in 2018	$7,759
Face value collected in 2018	23,345
Other collections*	211
Total waterfall collection	31,315
Less: Total waterfall distribution during the three months ended March 31, 2018	(7,799)
Total to be distributed subsequent to the quarter ended March 31, 2018	23,516

*Includes refund of premiums and interest earned on maturity proceeds

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the three months ended March 31, 2018 and 2017, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended March 31,
	2018	2017
Amount drawn for premium payments	$22,132	$20,759
Amount drawn in fees to service providers	640	525
Total amount drawn	$22,772	$21,284

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 29, 2017, the LIBOR floor increased from 1.69% to 2.11%. The effective rate at March 31, 2018 and 2017 was 6.61% and 6.19%, respectively.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Total interest expense on the facility during the three months ended March 31, 2018 and 2017 paid through the waterfall distribution from maturity proceeds or paid directly by White Eagle was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest paid through waterfall	$5,187	$2,412
Interest paid by White Eagle	—	782
Participation interest paid through waterfall	340	—
Total interest expense	$5,527	$3,194

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also includes cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no cash interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of March 31, 2018, the cash interest coverage ratio was 6.06:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

At March 31, 2018, the fair value of the outstanding debt was $347.9 million and the borrowing base was approximately $355.7 million, which includes $350.1 million of outstanding principal. Approximately $5.6 million was available to borrow under the White Eagle Revolving Credit Facility. Subsequent to the quarter end, approximately $17.8 million was repaid towards the outstanding principal.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At March 31, 2018, approximately $23.5 million included in cash and cash equivalents (VIE) was on account with White Eagle awaiting distribution through the waterfall.

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

On and after February 15, 2017 and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the Convertible Notes if the last reported sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if a make-whole fundamental change occurs prior to maturity date, and a holder elects to convert its Convertible Notes in connection therewith, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for holders who convert their notes prior to the redemption date.

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

On July 26, 2017, the Company’s offer to exchange its outstanding $74.2 million aggregate principal amount of Convertible Notes for its New Convertible Notes expired. Holders of at least 98% of the holders of the Convertible Notes tendered in the Convertible Note Exchange Offer. On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements, which transactions included the consummation of the Convertible Note Exchange Offer. The amount exchanged included approximately $73.0 million of principal outstanding prior to the exchange and approximately $2.8 million of interest paid in kind at the exchange date. The outstanding principal amount of the Convertible Notes after the exchange was approximately $1.2 million.

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

The Company performed an assessment of the modification of the Convertible Notes under ASC 470, Debt, and determined the transaction is a troubled debt restructuring. The Company did not recognize any gain as a result of the restructuring, therefore, approximately $7.7 million was reclassified to the New Convertible Notes, including $6.7 and

$991,000 related to debt discount and origination cost, respectively. See Note 11 "5.0% Senior Unsecured Convertible Notes" for a description of the changes in terms of the Convertible Notes.

As of March 31, 2018, the carrying value of the Convertible Notes was $1.1 million, net of unamortized debt discounts and origination costs of $66,000 and $10,000, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.

During the three months ended March 31, 2018, the Company recorded $46,000 of interest expense on the Convertible Notes, including $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $3.1 million during the three months ended March 31, 2017, which included $2.1 million, $862,000 and $128,000 from interest, amortizing debt discounts and origination costs, respectively.

(11) 5.0% Senior Unsecured Convertible Notes

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

The provisions of the New Convertible Note Indenture include a make-whole provision to compensate the Company’s debt holders for the lost option time value and forgone interest payments upon the Company experiencing a Fundamental Change (as defined in the New Convertible Note Indenture). These Fundamental Changes revolve around change in beneficial ownership, the consummation of specified transactions which result in the conversion of common stock into other assets or the sale, transfer or lease of all or substantially all of the Company’s assets, a majority change in the composition of the Company’s Board of Directors, the Company’s stockholders' approval of any plan for liquidation of dissolution of the Company, and the Common Stock ceasing to be listed or quoted on a Trading Market (as defined in the New Convertible Note Indenture). The number of incremental additional shares to be issued as a result of a Fundamental Change is based on a table which calculates the adjustment based on the inputs of time and share value.

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

The New Convertible Note Indenture, among other things, includes provisions such as the Company’s failure to timely file any document or report that is required to be filed with the SEC, as well as a registration statement covering the re-sale by holders of the New Convertible Notes not being declared effective by the SEC; the Company’s failure to cure such a default within 14 days after the occurrence will result in the Company being required to pay additional interest in cash.

Additional interest on the New Convertible Notes will accrue with respect to the first 90-day period (or portion thereof) following the restricted transfer triggering date, which is 120 days after the last date on which any securities are originally issued under the New Convertible Note Indenture, if certain circumstances occur resulting in a restricted transfer default. For each day that a restricted transfer default is continuing at a rate equal to 0.25% per annum of the principal amount of New Convertible Notes, which rate will increase by an additional 0.25% per annum of the principal amount of the New Convertible Notes for each subsequent 90- day period (or portion thereof) while a restricted transfer default is continuing until all restricted transfer defaults have been cured, up to a maximum of 0.5% of the principal amount of the securities. Following the cure of all restricted transfer defaults, the accrual of additional interest arising from restricted transfer defaults will cease.

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

As of March 31, 2018, the carrying value of the New Convertible Notes was $68.9 million, net of unamortized debt discounts and origination costs of $6.0 million and $891,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months ended March 31, 2018, the Company recorded $1.2 million of interest expense on the New Convertible Notes, including $948,000, $239,000 and $35,000 from interest, amortization of debt discount and origination costs, respectively.

(12) 15.0% Senior Secured Notes

On March 11, 2016, the Company, as issuer, entered into an indenture (the " Senior Secured Indenture") with Wilmington Trust Company, as indenture trustee (the "Senior Secured Note Trustee"). The Senior Secured Indenture provides for the issuance of up to $30.0 million in senior secured notes (the "15.0% Senior Secured Notes"), of which approximately $21.2 million were issued on the Initial Closing Date with an additional $8.8 million issued on March 24, 2016. The 15.0% Senior Secured Notes were purchased in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, under the note purchase agreements with certain accredited investors and/or non U.S. persons, including certain members of the Company's board of directors, management and their affiliates, who purchased approximately $3.3 million of the 15.0% Senior Secured Notes issued.

All outstanding principal and interest amounts due under the 15.0% Senior Secured Note were repaid on July 28, 2017 in connection with the consummation of the Transaction Closing. See Note 13, 8.5% Senior Secured Notes to the consolidated financial statements.
During the three months ended March 31, 2017, the Company recorded approximately $1.2 million of interest on the 15.0% Senior Secured Note which included $1.1 million of interest and $90,000 of amortizing debt issuance costs, respectively.

(13) 8.5% Senior Secured Notes

In connection with the Transaction Closing, the Company and the Senior Secured Note Trustee entered into an Amended and Restated Senior Secured Note Indenture (the "Amended and Restated Senior Secured Indenture") to amend and restate the Senior Secured Indenture between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15% Senior Secured Notes and the issuance of 8.5%

Senior Secured Notes due 2021 (the "8.5% Senior Secured Notes") in an aggregate amount of $30.0 million. On August 11, 2017 and August 14, 2017 the Company issued an additional $3.5 million and $1.5 million of 8.5% Senior Secured Notes which resulted in total notes issued of $35.0 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017. Certain holders of the Company's securities that are party to Board Designation Agreements (as discussed below), purchased approximately $24.5 million of the 8.5% Senior Secured Notes that were issued in exchange for 15% Senior Secured Notes during the year ended December 31, 2017.

The Amended and Restated Senior Secured Indenture provides that the 8.5% Senior Secured Notes may be optionally redeemed in full by the Company at any time and must be redeemed in full upon additional issuances of debt by the Company, in each case at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest thereon up to the date of redemption, and (ii) the Applicable Premium, if any, as defined in the Amended and Restated Senior Secured Indenture. Upon a change of control, the Company will be required to make an offer to holders of the 8.5% Senior Secured Notes to repurchase the 8.5% Senior Secured Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest thereon up to the date of redemption.

The Amended and Restated Senior Secured Indenture contains negative covenants restricting additional debt incurred by the Company, creation of liens on the collateral securing the 8.5% Senior Secured Notes, and restrictions on dividends and stock repurchases, among other things. The 8.5% Senior Secured Notes are secured by settlement proceeds, if any, received from certain litigation involving the Company, certain notes issued to the Company, and pledges of 65% of the equity interests in Blue Heron Designated Activity Company ("Blue Heron"), OLIPP IV, LLC and Red Reef Alternative Investments, LLC.

On January 10, 2018, the Company commenced the process of appointing a liquidator to liquidate Blue Heron. The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months. Blue Heron is an inactive subsidiary of the Company. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"),entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement Pledge and Security Agreement, dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

The Amended and Restated Senior Secured Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the Amended and Restated Senior Secured Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the Amended and Restated Senior Secured Indenture, the Senior Secured Note Trustee or the holders of at least 25% in aggregate principal amount of the 8.5% Senior Secured Notes then outstanding may declare the principal of and accrued but unpaid interest, plus a premium, if any, on all the 8.5% Senior Secured Notes immediately due and payable, subject to certain conditions set forth in the Amended and Restated Senior Secured Indenture.

At March 31, 2018, the outstanding principal of the 8.5% Senior Secured Notes was $35.0 million with a carrying value of $33.9 million, net of unamortized debt issuance cost of $1.1 million.
During the three months ended March 31, 2018, the Company recorded approximately $807,000 of interest expense on the 8.5% Senior Secured Notes, which includes $744,000 of interest and $64,000 of amortizing debt issuance costs.

(14) Fair Value Measurements

The Company carries life settlements and debt under the Revolving Credit Facility at fair value as shown in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of March 31, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$567,628	$567,628
	$—	$—	$567,628	$567,628

The balances of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2018 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$347,860	$347,860
	$—	$—	$347,860	$347,860

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$567,492	$567,492
	$—	$—	$567,492	$567,492

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$329,240	$329,240
	$—	$—	$329,240	$329,240

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 3/31/18	Aggregate death benefit at 3/31/18	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed	$100,678	$301,963	Discounted cash flow	Discount rate	14.50%	-	17.50%
				Life expectancy evaluation	(5.2 years)
Premium financed	$466,950	$2,550,840	Discounted cash flow	Discount rate	15.50%	-	21.00%
				Life expectancy evaluation	(8.5 years)
Total Life settlements	$567,628	$2,852,803	Discounted cash flow	Discount rate	15.99%
				Life expectancy evaluation	(8.1 years)
White Eagle Revolving Credit Facility	$347,860	$2,840,803	Discounted cash flow	Discount rate	18.91%
				Life expectancy evaluation	(8.1 years)

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

The Company uses the 2015 Valuation Basic tables, smoker distinct ("2015 VBT"), mortality tables developed by the U.S. Society of Actuaries (the "SOA"). The mortality tables are created based on the expected rates of death among different groups categorized by factors such as age and gender. The 2015 VBT is based on a large dataset of insured lives, face amount of policies and more current information and its dataset includes 266 million policies. The experience data in the 2015 VBT dataset includes 2.55 million claims on policies from 51 insurance carriers. Life experiences implied by the 2015 VBT are generally longer for male and female nonsmokers between the ages of 65 and 80, while smokers and insureds of both genders over the age of 85 have significantly lower life expectancies. The table shows lower mortality rates in the earlier select periods at most ages, so while the Company continues to fit the life expectancies from the LE providers to the 2015 VBT, the change in the mortality curve changes the timing of the Company’s expected cash flow streams.

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

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$477,884	$(89,744)
-	$567,628	$—
-6	$662,728	$95,100

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at March 31, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 15.99% compared to 15.95% at December 31, 2017.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At March 31, 2018, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of March 31, 2018:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	18.3%	21.0%	A1	AA-
Lincoln National Life Insurance Company	22.5%	19.6%	A1	AA-

Estimated risk premium

As of March 31, 2018, the Company owned 603 policies with an estimated fair value of $567.6 million. Of these 603 policies, 526 were previously premium financed and are valued using discount rates that range from 15.50% to 21.00%. The remaining 77 policies, which are non-premium financed, are valued using discount rates that range from 14.50% to 17.50%. As of March 31, 2018, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 15.99%.

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

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
15.49%	-0.50%	$581,598	$13,970
15.99%	—	$567,628	$—
16.49%	+0.50%	$554,229	$(13,399)

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

White Eagle Revolving Credit Facility— As of March 31, 2018, 601 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 9, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$301,627	$(46,233)
	$347,860	$—
-6	$396,207	$48,347

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of March 31, 2018 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
18.41%	-0.50%	$355,206	$7,346
18.91%	—	$347,860	$—
19.41%	+0.50%	$340,775	$(7,085)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At March 31, 2018, the fair value of the debt was $347.9 million and the outstanding principal was approximately $350.1 million.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the three months ended March 31, 2018, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2018	$567,492
Purchase of policies	—
Change in fair value	5,444
Matured/lapsed/sold policies	(27,700)
Premiums paid	22,392
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2018	$567,628
Changes in fair value included in earnings for the period relating to assets held at March 31, 2018	$(11,829)

The following table provides a roll-forward in the changes in fair value for the three months ended March 31, 2018, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2018	$329,240
Draws under the White Eagle Revolving Credit Facility	22,772
Payments on White Eagle Revolving Credit Facility	(1,763)
Unrealized change in fair value	(2,389)
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2018	$347,860
Changes in fair value included in earnings for period relating to liabilities held at March 31, 2018	$(2,389)

The following table provides a roll-forward in the changes in fair value for the three months ended March 31, 2017, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2017	498,400
Purchase of policies	—
Change in fair value	25,540
Matured/sold policies	(37,850)
Premiums paid	20,582
Transfers into level 3	—
Transfers out of level 3	—
Balance, March 31, 2017	$506,672
Changes in fair value included in earnings for the period relating to assets held at March 31, 2017	$9,152

The following table provides a roll-forward in the changes in fair value for the three months ended March 31, 2017, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2017	257,085
Draws under the White Eagle Revolving Credit Facility	21,284
Payments on White Eagle Revolving Credit Facility	—
Unrealized change in fair value	11,831
Transfers into level 3	—
Transfer out of level 3	—
Balance, March 31, 2017	$290,200
Changes in fair value included in earnings for the period relating to liabilities at March 31, 2017	$11,831

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2018 and 2017.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, investment in affiliates, 8.5% Senior Secured Notes, 8.5% Senior Unsecured Convertible Notes, 5.0% Senior Unsecured Convertible Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

(16) Segment Information

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. See Note 7 "Discontinued Operations" to the accompanying consolidated financial statements for further information. Management views its current operations as one segment.

(17) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $246,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $114,000 and $106,000 for the three months ended March 31, 2018 and 2017, respectively.

Employment Agreements

The Company has entered into employment agreements with certain of its officers, including with its chief financial officer, whose agreement provides for payments in the event that the executive terminates her employment with the Company due to a material change in the geographic location where the chief financial officer performs her duties or upon a material diminution of her base salary or responsibilities, with or without cause. These (the "2018 Martinez Agreement"). If the Company terminates Ms. Martinez’s employment without cause or she resigns with Good Reason (as defined in the 2018 Martinez Agreement), she will be entitled to receive her base salary or $352,229, whichever is greater, through the twelve (12) months following such termination (the "Martinez Severance Period") as well as any bonus earned but not yet paid. If Ms. Martinez resigns for good reason, she will also be entitled to have the Company continue to pay its portion of healthcare premiums for plans in which she is participating immediately prior to the termination through the Martinez Severance
Period. If such termination or resignation occurs within two years after a change in control (as defined in the 2018 Martinez Agreement), then in lieu of receiving her base salary, Ms. Martinez would be entitled to receive (i) accrued vacation days, (ii) a lump sum payments are equal to one times the sum of two times her then chief financial officer’s base salary., (iii) a portion of her bonus prorated through the termination date that would be due to her when bonus payments are otherwise made for the year in which the termination occurs, (iv) any unpaid portion of a bonus for the year preceding the termination, and (v) reimbursement of COBRA healthcare costs through the Martinez Severance Period.

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

(18) Stockholders’ Equity

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of March 31, 2018, options to purchase 239,000 shares of common stock granted to existing employees were outstanding, 233,215 shares of restricted stock had been granted to directors and 2,174,000 shares of restricted stock units had been granted to certain employees, with a total of 2,182,522 shares subject to vesting. There were 9,953,785 securities remaining for future issuance under the Omnibus Plan as of March 31, 2018.

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program had a two-year expiration date, and authorized the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. There were no purchases during three months ended March 31, 2018. As of December 31, 2017, the repurchase program has terminated.

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants expired seven years after the date of issuance during the three months ended March 31, 2018.

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

On July 28, 2017, in connection with the recapitalization transaction, the Company issued common stock purchase warrants to certain investors to purchase up to an aggregate of 42,500,000 shares of the Company’s common stock at an exercise price of $0.20 per share (the "Warrant Shares"). The warrants shall vest and become exercisable as follows: (i) with respect to 17,500,000 Warrant Shares, immediately upon the issuance of the warrants, and (ii) with respect to the remaining 25,000,000 Warrant Shares, at later times tied to the conversion of the Company’s Convertible Notes and New Convertible Notes (each as defined below) outstanding on July 28, 2017 into shares of the Company’s common stock or, if earlier, upon the date that all Convertible Notes or New Convertible Notes are no longer outstanding. The warrants have an eight year term. The Warrant are subject to anti-dilution adjustment provisions.

Recapitalization Transactions
On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements.

Common Stock Purchase Agreement
In connection with the Transaction Closing, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PJC, certain investors jointly designated by PJC and Triax Capital Advisors LLC, a New York limited liability company ("Triax"), to be party to the Stock Purchase Agreement (collectively, the "Common Stock Investors"), and certain Convertible Note Holders that were a party to the Stock Purchase Agreement (collectively, the "Convertible Note Holder Purchasers," and together with PJC and the Common Stock Investors, the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Company issued and sold to the Purchasers 115,000,000 shares (the "Stock Purchase Agreement Shares") of the Company’s Common Stock at a price of $0.20 per share for an aggregate purchase price of $23.0 million, of which PJC and the Common Stock Investors purchased 75,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $15.0 million and the Convertible Note Holder Purchasers, pursuant to the previously announced rights offering which expired on July 26, 2017, purchased 40,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $8.0 million, of which PJC purchased 19,320,038 shares in connection with the exercise of rights assigned to it by certain Convertible Note Holder Purchasers. The Stock Purchase Agreement contained customary representations, warranties, and covenants.

In August 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million.

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

(19) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of 0% for the three months ended March 31, 2018 and 2017, respectively. The analysis for the current period took into consideration various provisions within the Tax Cuts & Jobs Act enacted on December 22, 2017 that are expected to impact the Company, including the Company’s recent accounting policy election to treat the tax effect of income generated from the Company’s Ireland subsidiary as a period cost. The Company’s quarterly effective income tax rates are based upon the Company’s annual estimated tax rate. The Company’s annual estimated tax rate varies based upon the Company’s expected annual federal taxable earnings, as well as on a mix of taxable earnings in the various state and foreign jurisdictions.

Based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the three months ended March 31, 2018, the Company does not expect that position to change and therefore is not recording any income tax benefit.

Due to the complexities inherent in the tax law changes, the SEC released Staff Accounting Bulletin (SAB) No. 118 on December 22, 2017, to address the application of ASC 740 where a company does not have the requisite information available, prepared or analyzed in reasonable detail to properly account for items under the TCJA. The SAB has provided that where a company can make a reasonable estimate, it should record that estimate and make appropriate disclosures with updates during a measurement period of no more than a year from enactment. The Company made its best estimate with respect to the estimated Transition Tax charge as of December 31, 2017 and as of March 31, 2018 based on guidance available as of the date of the filing. Upon gathering all necessary data, interpreting any additional guidance from tax authorities, and completing the analysis, our provisional amount may be adjusted in the measurement period allowable in accordance with SAB No. 118 and such adjustment could be material. As of the period ended March 31, 2018, the Company is examining the potential tax implications that Section 264(a)(4) may have under the new GILTI tax regime. Section 264(a)(4) limits for federal income tax purposes, the current deductibility of interest paid or accrued on debt obligations used to support the purchase or ownership of life insurance policies. As a result, the Company is exploring different tax planning strategies to mitigate the unfavorable tax impact that may result. Management will continue to evaluate this during the measurement period provided for by SAB No. 118 and adjust if necessary.

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory ("ASU 2016-16"). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard in the current reporting period which resulted in the elimination of a deferred income tax charge of $17.6 million, gross related to prior year sales of life settlement policies to its Ireland subsidiaries. The adoption resulted in a reduction of the valuation allowance and had no impact on earnings.

The Company and its subsidiary companies are subject to U.S. federal income tax, as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

(20) Subsequent Events
Commitment Letters

On May 9, 2018, the Company received commitment letters from Evermore Global Advisors, LLC and River City Capital, LLC, entities affiliated with certain members of the board of directors, for an aggregate investment of $5.0 million under certain circumstances through May 15, 2019.  In addition, PJC Investments, LLC, an entity affiliated with our CEO that has previously provided such a letter with respect to $2.0 million, provided a new letter committing for the same amount through May 15, 2019.

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 603 life insurance policies, also referred to as life settlements, with a fair value of approximately $567.6 million and an aggregate death benefit of approximately $2.9 billion at March 31, 2018. The Company primarily earns income on its life insurance policies from changes in their fair value and through death benefits.

The Company has incurred substantial losses and reported negative cash flows from operating activities of $11.8 million for the three months ended March 31, 2018 and $34.8 million for the year ended December 31, 2017. As of March 31, 2018, we had approximately $41.2 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $12.9 is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $28.3 million being restricted by the White Eagle Revolving Credit Facility.

Liquidity

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. In considering the cash on hand at March 31, 2018, management's projections for receipt of death benefits from policy maturities, borrowings under the White Eagle Revolving Credit Facility and board member capital commitments, together with the Company’s potential internal restructuring for tax-related purposes (see Note 19, "Income Taxes" of the accompanying consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Income Taxes"), we estimate that our liquidity and capital resources will be sufficient for the next twelve months from the date of filing this Form 10-Q.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Recent Events

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

The Agreement contains standard representations and warranties related to each party, and may be terminated prior to the closing under certain circumstances. The closing of the purchase of Sherman, Clay under the Agreement (the "Purchase") is subject to a number of closing conditions, including certain regulatory approvals and obtaining financing for working capital and general corporate purposes.

In connection with the consummation of the purchase, the Company also agreed to, among other things, enter into a registration rights agreement pursuant to which it will register the resale of the Consideration Shares.

Revolving Credit Facility Events

Our indirect subsidiary, White Eagle, is the owner of 601 of these life insurance policies with an aggregate death benefit of approximately $2.8 and a fair value of approximately $566.8 at March 31, 2018. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the White Eagle Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During the three months ended March 31, 2018, five life insurance policies with face amounts totaling $27.7 million matured, resulting in a net gain of approximately $17.2 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the three months ended March 31, 2018. All policy maturities during the quarter served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $23.3 million were received during the three months ended March 31, 2018, which is awaiting distribution through the waterfall. Approximately $7.8 million collected during the year ended December 31, 2017, was utilized to repay borrowings, interest and expenses under the White Eagle Revolving Credit Facility for the three months ended March 31, 2018. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2018 would be $70.9 million. White Eagle would be eligible to borrow approximately $70.8 million of this amount to pay premiums on policies secured by the White Eagle Revolving Credit Facility with approximately $108,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of March 31, 2018.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of life settlements, the valuation of the debt owing under the Revolving Credit Facility have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

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

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 8, "Life Settlements (Life Insurance Policies)" and Note 14, "Fair Value Measurements" of the notes to Consolidated Financial Statements for further information.

We have elected to account for the debt under the Revolving Credit Facility, which includes the interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the estimated amount that would have to be paid to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are directly deducted from the carrying amount of the liability in the consolidated balance sheets, are amortized over the life of the related debt using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company's 8.5% Convertible Notes, 5% Convertible Notes and 8.5% Senior Secured Notes. The Company did not recognize any deferred debt costs on the Revolving Credit Facility given all costs were expensed due to electing the fair value option in valuing the Revolving Credit Facility.

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

Our provision for income taxes results in an annual effective tax rate of 0% and 0.0% for 2018 and 2017, respectively. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

On December 22, 2017 the United States enacted the Tax Cuts and Jobs Act ("TCJA"). Effective for 2018, under certain circumstances, Section 245A enacted by the TCJA eliminates U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also creates a new tax on certain taxed foreign income under new Section 951A. Specifically, income earned in excess of a deemed return on tangible assets held by a controlled foreign corporation (such excess called Global Intangible Low-Taxed Income ("GILTI") must now generally be included as U.S. taxable income on a current basis by its U.S. shareholders. Based on the Company’s life settlement assets held within Ireland, management expects the net income generated from these activities to qualify entirely as GILTI. On January 10, 2018, the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For ASC 740 purposes, the Company intends to adopt an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items. The Company is in the process of exploring certain tax planning strategies to assist them in lessening the potential effect of this GILTI tax. The Company has made reasonable estimate under the provisions of SAB 118 as noted above.

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory ("ASU 2016-16"). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard in the current reporting period which resulted in the elimination of a deferred income tax charge of $17.6 million related to prior year sales of life settlement policies to its Ireland subsidiaries. The adoption resulted in a reduction of the valuation allowance and had no impact on earnings.

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

Accounting Changes

Note 3, "Recent Accounting Pronouncements," of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2018, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements.

Selected Operating Data (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Period Acquisitions — Policies Owned
Number of policies acquired	—	—
Average age of insured at acquisition	—	—
Average life expectancy — Calculated LE (Years)	—	—
Average death benefit	$—	$—
Aggregate purchase price	$—	$—
End of Period — Policies Owned
Number of policies owned	603	617
Average age of insured	83.7	82.7
Average death benefit per policy	$4,731	$4,715
Average Life Expectancy — Calculated LE (Years)	8.1	8.9
Aggregate Death Benefit	$2,852,803	$2,908,876
Aggregate fair value	$567,628	$506,672
Monthly premium — average per policy	$12.8	$11.4
Period Maturities
Number of policies matured	5	4
Average age of insured at maturity	84.8	82.8
Average life expectancy - Calculated LE (Years)	6.2	3.5
Aggregate death benefit	$27,700	$37,850
Gains on maturity	$17,239	$16,264
Proceeds collected	$23,345	$10,000

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

Results of Continuing Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net loss from continued operations for the quarter ended March 31, 2018 was $(4.0) million as compared to a net income of $1.9 million for the same period last year. The following is our analysis of net loss for the period.

	Three Months Ended March 31,
	2018	2017	Change	% Change
Income	$5,591	$25,590	$(19,999)	(78)%	decrease
Expenses	9,585	23,706	(14,121)	(60)%	decrease
Provision for income taxes	—	—	—	—%	decrease
Net income (loss)	$(3,994)	$1,884	$(5,878)	(312)%	decrease

Income from continuing operations for the three months ended March 31, 2018 was mainly comprised of a gain on maturity of five policies with a net gain of approximately $17.2 million compared to a net gain on maturity of $16.3 million of four policies for the same period in 2017. Income for the three months ended March 31, 2018 was lower than for the same period in 2017 due to the results of updated life expectancies procured by the Company in respect to the insureds' lives, the results had a negative impact on the change in fair value of our life settlements.

Total expenses from continuing operations for the three months ended March 31, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $5.2 million, $46,030 on the 8.5% Convertible Notes, $1.2 million on the 5% Convertible Notes, $807,000 on the 8.5% Senior Secured Notes and were offset by a change in the fair value gain for the White Eagle Revolving Credit Facility of $2.4 million.

Total expenses from continuing operations for the three months ended March 31, 2017 mainly comprised of interest expense of $3.2 million on the White Eagle Revolving Credit Facility, $3.1 million on the 8.5% Convertible Notes, and $1.2 million on the 15.0% Senior Secured Notes and a loss in the fair value of the White Eagle Revolving Credit Facility of $11.8 million.

See Note See Note 19, "Income Taxes," to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
Change in fair value of life settlements	$5,444	$25,540	$(20,096)	(79)%	decrease

During the quarter ended March 31, 2018, five life insurance policies with face amounts totaling $27.7 million matured compared to four policies with face amounts of $37.9 million for the same period in 2017. The net gain of these maturities was $17.2 million and $16.3 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarters ended March 31, 2018 and 2017, respectively. Of the maturities during the quarter ended March 31, 2018, all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $23.3 million were received during the quarter ended March 31, 2018. Approximately $7.8 million in policy proceeds received during 2017 were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the quarter ended March 31, 2018. The Company recorded a $34.4 million receivable for maturity of life settlements at March 31, 2018 relating to policies pledged under the White Eagle Revolving Credit Facility.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at March 31, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 15.99%, compared to 15.95% at December 31, 2017, which is lower than the rate at March 31, 2017 of 16.37%.

As of March 31, 2018, we owned 603 policies with an estimated fair value of $567.6 million compared to 608 policies with an estimated fair value of $567.5 million at December 31, 2017, an increase in estimated fair value of $136,000. Of the 603 policies, 601 policies were pledged pursuant to the White Eagle Revolving Credit Facility. There were no policy acquisitions during the three months ended March 31, 2018 and March 31, 2017. As of March 31, 2018, the aggregate death benefit of our life settlements was approximately $2.9 billion.

Of these 603 policies owned as of March 31, 2018, 526 were previously premium financed and are valued using discount rates that range from 15.50% – 21.00%. The remaining 77 policies are valued using discount rates that range from 14.50% – 17.50%.

See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
Interest expense	$7,604	$7,535	$69	1%	increase
Change in fair value of Revolving Credit Facility	(2,389)	11,831	(14,220)	(120)%	decrease
SG&A expenses	4,370	4,340	30	1%	increase
Total Expense	$9,585	$23,706	$(14,121)	(60)%	decrease

Interest expense (in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$5,187	$3,194	$1,993	62%	increase
8.5% Convertible Notes	46	3,124	(3,078)	(99)%	decrease
5% Convertible Notes	1,223	—	1,223	100%	increase
15.0% Senior Secured Notes	—	1,215	(1,215)	(100)%	decrease
8.5% Senior Secured Notes	807	—	807	100%	increase
Participation Interest - White Eagle Revolving Credit Facility	340	—	340	100%	increase
Other	1	2	(1)	(50)%	decrease
Total Interest Expense	$7,604	$7,535	$69	1%	increase

Outstanding debt for the quarter ended March 31, 2018 included $350.1 million of outstanding principal on the White Eagle Revolving Credit Facility, $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.

The Company's outstanding debt increased by $75.2 million from $386.9 million at March 31, 2017 to $462.1 million at March 31, 2018. The increase is mainly attributable to a net increase in principal of $67.4 million on the White Eagle Revolving Credit Facility, a $75.8 million increase in the 5% Convertible Notes, a $73.0 million decrease in the 8.5% Convertible Notes, a $35.0 million increase in the 8.5% Senior Secured Notes, and a repayment of $30.0 million decrease on the 15.0% Senior Secured Notes.
The White Eagle Revolving Credit Facility interest expense shows an increase of approximately $2.0 million which is attributable to additional draws under the facility as well as an increase in the interest rate during 2018. Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate on the last business day of the preceding calendar year. At March 31, 2018, the applicable LIBOR rate was 2.11%.

The Company recorded $46,030 of interest expense on the 8.5% Convertible Notes, including $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, during the three months ended March 31, 2018.

The Company recorded approximately $3.1 million of interest expense on the 8.5% Convertible Notes, including $2.1 million, $862,000 and $128,000 from interest and amortizing debt discounts and origination costs, respectively, during the three months ended March 31, 2017.

The Company recorded $1.2 million of interest expense on the 5% Convertible Notes, including $948,000, $239,000 and $35,000 from interest, amortization of debt discount and origination costs, during the three months ended March 31, 2018, respectively. The 5% Convertible Notes were originated after March 31, 2017 and, therefore, there was no related interest expense during the three months ended March 31, 2017.
The Company recorded approximately $1.2 million of interest expense on the 15.0% Senior Secured Notes during the three months ended March 31, 2017, which included $1.1 million of interest and $90,000 of amortizing debt issuance costs, respectively. The debt was fulling repaid during the year ended December 31, 2017.
The Company recorded approximately $807,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended March 31, 2018 which includes $744,000 of interest and $64,000 of amortizing debt issuance costs, respectively. The 8.5% Senior Secured Notes originated after March 31, 2017 and, therefore, there was no related interest expense during the three months ended March 31, 2017.
See Notes 9, "White Eagle Revolving Credit Facility," 10, "8.50% Senior Unsecured Convertible Notes," 11, "5.0% Senior Unsecured Convertible Notes," 12, "15.0% Senior Secured Notes," and 13 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Change in fair value of Revolving Credit Facility (in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$(2,389)	$11,831	$(14,220)	(120)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$(2,389)	$11,831	$(14,220)	(120)%	decrease

At March 31, 2018, the White Eagle Revolving Credit Facility incurred a gain of approximately $2.4 million compared to a loss of $11.8 million for the same period in 2017. The gain in 2018 and loss 2017 are attributable to a combination of offsetting factors as discussed below.

During the three months ended March 31, 2018, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rate used to value the facility.

During the three months ended March 31, 2017, the fair value was also impacted by increased borrowings and the lengthening of life expectancy estimates for the policies pledged under the Revolving Credit Facility, which was offset by a slight decrease in the discount rates.

The White Eagle Revolving Credit Facility is valued at March 31, 2018 using a discount rate of 18.91% compared to 18.38% for the three months ended March 31, 2017.

See Note 14, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended March 31,
	2018	2017	Change	% Change
Personnel costs	$766	$1,085	$(319)	(29)%	decrease
Legal fees	1,723	995	728	73%	increase
Professional fees	1,239	1,604	(365)	(23)%	decrease
Insurance	197	192	5	3%	increase
Other SG&A expenses	445	464	(19)	(4)%	decrease
Total SG&A Expenses	$4,370	$4,340	$30	1%	increase

The increase in operating expenses was primarily a result of an increase in legal expense of $728,000, offset by a decrease in professional fees of $365,000, a decrease in personnel costs of $319,000 and a decrease in other operating expenses of $19,000.

Results of Discontinued Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	Change	% Change
Total income	$17	$3	$14	467%	increase
Total expenses	18	192	(174)	(91)%	decrease
Income (loss) before income taxes	(1)	(189)	188	(99)%	decrease
Net income (loss), net of income taxes	$(1)	$(189)	$188	(99)%	decrease

Net loss from our discontinued structured settlement operations for the quarter ended March 31, 2018 was $1,000 compared to a net loss of $189,000 for the same quarter in 2017. Total income from our discontinued structured settlement operations was $17,000 and $3,000 for the quarters ended March 31, 2018 and 2017, respectively.

Total expenses from our discontinued structured settlement operations were $18,000 for the quarter ended March 31, 2018 compared to $192,000 during the same period in 2017.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the White Eagle Revolving Credit Facility, the indentures governing our 8.5% Convertible Notes, 5% Convertible Notes, 8.5% Senior Secured Notes and other financing arrangements.

At March 31, 2018, we had approximately $41.2 million of cash and cash equivalents and certificates of deposit of $1.0 million. Of this amount, approximately $12.9 million was available to pay premiums on two policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility and for other overhead expenses, with approximately $28.3 million restricted to the White Eagle Revolving Credit Facility. We expect to meet our liquidity needs for the foreseeable future, to the extent we are able to do so, primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand and board member capital commitments.

For the three months ended March 31, 2018, we paid $22.4 million in premiums to maintain our policies in force. Of this amount, approximately $22.4 million was paid by White Eagle through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, any distributions from available proceeds under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to the Company. Additionally, White Eagle cannot borrow under the facility to pay interest. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. Assuming no policy maturities, as of March 31, 2018, we expect to pay $108,000 in premiums during the remainder of 2018 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility. As of March 31, 2018, the cash interest coverage ratio was 6.06:1 and the loan to value ratio was 66%, as calculated using the lenders' valuation. It should be noted that although the Company met the required cash interest coverage ratio at quarter end, the loan to value threshold was not met at the end of the quarter, as a result, the Company will not participate in any cash flow sweep subsequent to the quarter end.

At March 31, 2018, we had $75.8 million, $35 million and $1.2 million and in aggregate principal amount of outstanding 5% Convertible Notes, 8.5% Senior Secured Notes and 8.5% Convertible Notes, which accrue interest at 5.0%, 8.5%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes and the 8.5% Convertible Notes are due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly.

Liquidity

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand. In considering the cash on hand at March 31, 2018, management's projections for receipt of death benefits from policy maturities, borrowings under the White Eagle Revolving Credit Facility and board member capital commitments, together with the Company’s potential internal restructuring for tax-related purposes (see Note 19, "Income Taxes" of the accompanying consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Income Taxes"), we estimate that our liquidity and capital resources will be sufficient for the next twelve months from the date of filing this Form 10-Q.

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

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At March 31, 2018, $19.9 million was undrawn and $5.6 million was available to borrow under the White Eagle Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 9, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the accompanying consolidated financial statements for further information.

At March 31, 2018, the fair value of the debt under the White Eagle Revolving Credit Facility was $347.9 million, the borrowing base was approximately $355.7 million including $350.1 million in outstanding principal. Interest calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $5.5 million inclusive of approximately $340,000 in participation interest was paid during the quarter ended March 31, 2018 from policy proceeds. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At March 31, 2018, approximately $23.5 million included in cash and cash equivalents -VIE was on account with White Eagle for distribution through the waterfall.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At March 31, 2018, LIBOR was 2.11%.

8.50% Senior Unsecured Convertible Notes

At March 31, 2018, there was $1.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 outstanding (the "Convertible Notes"). For a description of the Convertible Notes see Note 10, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

5.0% Senior Unsecured Convertible Notes

At March 31, 2018, there was $75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes"). For a description of the New Convertible Notes see Note 11, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

8.5% Senior Secured Notes

At March 31, 2018, there was $35.0 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 13, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(11,767)	$(8,819)
Investing activities	953	(5,557)
Financing activities	20,766	21,081
Increase (decrease) in cash and cash equivalents	$9,952	$6,705

Operating Activities

During the three months ended March 31, 2018, operating activities used cash of $11.8 million. Our net loss of $4.0 million was adjusted for the following: change in fair value of life settlement gain of $5.4 million that is mainly attributable to maturities of five policies; change in fair value of the White Eagle Revolving Credit Facility gain of $2.4 million that is mainly attributable to increased borrowings, increase in life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight increase in the discount rate; and a net negative change in the components of operating assets and liabilities of $582,000. This $582,000 change in operating assets and liabilities is partially attributable to a $403,000 increase in prepaid and other assets, a 635,121 increase in other liabilities, a $158,000 increase in accounts payable and accrued expenses, and a $948,000 decrease in interest payable for the 5% Convertible Notes.

During the three months ended March 31, 2017, operating activities used cash of $8.8 million. Our net income of $1.7 million was adjusted for the following: amortization of discount and deferred cost for the 8.5% Convertible Notes of $1.0 million, change in fair value of life settlement gain of $25.5 million that is mainly attributable to maturities of four policies; change in fair value of the Revolving Credit Facility loss of $11.8 million that is mainly attributable to increased borrowings offset by the shortening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight decrease in the discount rate; interest paid in kind on the 8.5% Convertible Notes of $3.5 million; and a net negative change in the components of operating assets and liabilities of $1.7 million. This $1.7 million change in operating assets and liabilities is partially attributable to a $1.5 million decrease in interest payable for the 8.5% Convertible Notes, a $1.5 million increase in prepaid and other assets, and a $1.4 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 was $953,000 and includes proceeds of $23.3 million from the maturity of life settlements, offset by $22.4 million for premiums paid on life settlements.

Net cash used in investing activities for the three months ended March 31, 2017 was $5.6 million and includes proceeds of $10.0 million from the maturity of life settlements and redemption proceeds of $5.0 million from certificates of deposit. This was offset by $20.6 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $20.8 million and includes $22.5 million of borrowings from the White Eagle Revolving Credit Facility, offset by $1.8 million in repayment of borrowings under the White Eagle Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At March 31, 2018, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of March 31, 2018, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of March 31, 2018:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	18.3%	21.0%	A1	AA-
Lincoln National Life Insurance Company	22.5%	19.6%	A1	AA-

Interest Rate Risk

At March 31, 2018, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At March 31, 2018, the applicable LIBOR rate was 2.11%.

Future increases in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. Increases in LIBOR above the floor provided in the White Eagle Revolving Credit Facility will also affect the calculation of the fair value of the debt under the White Eagle Revolving Credit Facility. Additional increases in interest rates may impact the rates at which we are able to obtain financing in the future.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of March 31, 2018, we owned life settlements with a fair value of $567.6 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the applicable White Eagle Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the three months ended March 31, 2018, see "Litigation" under Note 17, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Default Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

None

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith	SEC File #
2.1	Stock purchase agreement between SB Holdings, Inc and Sherman, Clay & Co. dated January 22, 2018.		2.1		*
10.1	Commitment Letter from PJC Investments, LLC dated May 9, 2018.		10.1		*
10.2	Commitment Letter from Evermore Global Advisors, LLC dated May 9, 2018.		10.2		*
10.3	Commitment Letter from River City Capital, LLC dated May 9, 2018.		10.3		*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	Interactive Data Files				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emergent Capital, Inc.

/s/ Miriam Martinez	Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date May 10, 2018