Form 10-Q
period 2018-06-30
EMERGENT CAPITAL, INC.
filed 2018-08-20
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

As of August 17, 2018, the Registrant had 158,420,458 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED June 30, 2018

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

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$8,314	$18,131
Cash and cash equivalents (VIE Note 4)	17,949	13,136
Certificates of deposit	1,014	1,010
Prepaid expenses and other assets	934	617
Prepaid expenses and other assets (VIE Note 4)	30	53
Deposits - other	1,377	1,377
Life settlements, at estimated fair value (Note 15)	1,006	750
Life settlements, at estimated fair value (VIE Note 4 & Note 15)	568,367	566,742
Receivable for maturity of life settlements (VIE Note 4)	47,980	30,045
Fixed assets, net	104	145
Investment in affiliates	2,384	2,384
Total assets	$649,459	$634,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,019	$2,015
Accounts payable and accrued expenses (VIE Note 4)	1,425	753
Other liabilities	182	451
Other liabilities (VIE Note 4)	48	—
Interest payable - 8.5% Convertible Notes (Note 10)	46	46
8.5% Convertible Notes, net of discount and deferred debt costs (Note 10)	1,139	1,098
Interest payable - 5.0% Convertible Notes (Note 11)	1,432	1,432
5.0% Convertible Notes, net of discount and deferred debt costs (Note 11)	69,222	68,654
Interest payable - 8.5% Senior Secured Notes (Note 13)	124	132
8.5% Senior Secured Notes, net of deferred debt costs (Note 13)	34,056	33,927
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4 & Note 9)	353,387	329,240
Current tax liability	3,120	—
Total liabilities	466,200	437,748
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at June 30, 2018 and December 31, 2017; 159,028,458 issued and 158,420,458 outstanding as of June 30, 2018;158,495,399 issued and 157,887,399 outstanding as of December 31, 2017)	1,590	1,585
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of June 30, 2018 and December 31, 2017)	—	—
Treasury Stock, net of issuance cost (608,000 shares as of June 30, 2018 and December 31, 2017)	(2,534)	(2,534)
Additional paid-in-capital	333,844	333,629
Accumulated deficit	(149,641)	(136,038)
Total stockholders’ equity	183,259	196,642
Total liabilities and stockholders’ equity	$649,459	$634,390
 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 8 & 15)	$5,475	$3,382	$10,920	$28,922
Other income	88	79	234	129
Total income	5,563	3,461	11,154	29,051
Expenses
Interest expense	7,797	8,163	15,401	15,698
Change in fair value of White Eagle Revolving Credit Facility (Notes 9 & 15)	12	(1,785)	(2,377)	10,046
Personnel costs	939	1,049	1,706	2,133
Legal fees	910	657	2,633	1,652
Professional fees	1,660	1,204	2,899	2,807
Insurance	199	198	396	390
Other selling, general and administrative expenses	529	449	974	913
Total expenses	12,046	9,935	21,632	33,639
Income (loss) from continuing operations before income taxes	(6,483)	(6,474)	(10,478)	(4,588)
(Benefit) provision for income taxes	3,120	—	3,120	—
Net income (loss) from continuing operations	$(9,603)	$(6,474)	$(13,598)	$(4,588)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(4)	(35)	(5)	(225)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	(4)	(35)	(5)	(225)
Net income (loss)	$(9,607)	$(6,509)	$(13,603)	$(4,813)
Basic and Diluted income (loss) per share:
Continuing operations	$(0.06)	$(0.23)	$(0.09)	$(0.16)
Discontinued operations	$—	$—	$—	$(0.01)
Net income (loss) - basic and diluted	$(0.06)	$(0.23)	$(0.09)	$(0.17)
Weighted average shares outstanding:
Basic and diluted	155,810,449	28,169,414	155,800,082	28,159,080
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2018	158,495,399	$1,585	(608,000)	$(2,534)	$333,629	$(136,038)	$196,642
Net loss	—	—	—	—	—	(13,603)	(13,603)
Issue of common stock, net	25,000	—	—	—	9	—	9
Stock-based compensation	550,000	5	—	—	211	—	216
Retirement of common stock	(41,941)	—	—	—	(5)	—	(5)
Balance, June 30, 2018	159,028,458	$1,590	(608,000)	$(2,534)	$333,844	$(149,641)	$183,259
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(13,603)	$(4,813)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	46	52
Amortization of discount and deferred costs for 8.5% Convertible Notes	41	2,048
Amortization of deferred costs for 15.0% Senior Secured Notes	—	184
Amortization of discount and deferred cost for 5.0% Convertible Notes	568	—
Amortization of deferred costs for 8.5% Senior Secured Notes	129	—
Stock-based compensation expense	211	264
Finance cost and fees withheld by borrower	484	441
Interest Paid in Kind on 8.5% Convertible Notes	—	3,477
Change in fair value of life settlements	(10,920)	(28,922)
Change in fair value of White Eagle Revolving Credit Facility	(2,377)	10,046
Interest income	(57)	(12)
Change in assets and liabilities:
Deposits - other	—	(30)
Prepaid expenses and other assets	(291)	(3,473)
Accounts payable and accrued expenses	685	3,749
Other liabilities	(221)	(115)
Current tax liability	3,120	—
Interest payable - 8.5% Convertible Notes	—	111
Interest payable - 15.0% Senior Secured Notes	—	(13)
Interest payable - 8.5% Senior Secured Notes	(8)	—
Interest payable - 15.0% Promissory Notes	—	11
Net cash used in operating activities	(22,193)	(16,995)
Cash flows from investing activities
Certificate of deposit	—	5,025
Premiums paid on life settlements	(44,896)	(42,033)
Proceeds from maturity of life settlements	36,045	26,173
Net cash used in investing activities	(8,851)	(10,835)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	45,583	42,959
Repayment of borrowings under White Eagle Revolving Credit Facility	(19,543)	(5,656)
Payment under finance lease obligations	—	(18)
Borrowings under 15.0% Promissory Note	—	1,892
Net cash provided by financing activities	26,040	39,177
Net increase (decrease) in cash and cash equivalents	(5,004)	11,347
Cash and cash equivalents, at beginning of the period	31,267	11,318
Cash and cash equivalents, at end of the period	$26,263	$22,665
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$14,662	$9,813
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2018

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

Emergent Capital, through its subsidiary companies, owns a portfolio of 596 life insurance policies, also referred to as life settlements, with a fair value of $569.4 million and an aggregate death benefit of approximately $2.8 billion at June 30, 2018. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 594 of these policies, with an aggregate death benefit of approximately $2.8 billion and a fair value of approximately $568.4 million at June 30, 2018, are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At June 30, 2018, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.0 million, were not pledged as collateral under the White Eagle Revolving Credit Facility.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity was created to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility (as defined below), as detailed herein. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 594 policies, with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $568.4 million at June 30, 2018.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2018. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $149.6 million as of June 30, 2018. Cash flows used in operating activities were $22.2 million for the six month period ended June 30, 2018 and $34.8 million for the year ended December 31, 2017. As of June 30, 2018, the Company had approximately $26.3 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $8.3 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $17.9 million being restricted by the White Eagle Revolving Credit Facility.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, board member affiliate capital commitments, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, pledged policy sales (subject to certain asset sale restrictions) and cash on hand.

As of the filing date of this Form 10-Q, the outstanding principal on the White Eagle Revolving Credit Facility was approximately $365.9 million, with approximately $4.1 million undrawn and $12.1 million received in maturity proceeds awaiting distribution through the waterfall to repay principal and interest. The maximum lender's commitment for the facility is

$370.0 million. White Eagle's current cash flow forecast indicates a probability that it may reach the limit on its ability to make additional borrowings by the end of December 2018, assuming no further collection of receivables. The timing could be later if it receive any maturity proceeds. White Eagle is currently in negotiations with the lender to increase the facility limit, although no assurance can be given that White Eagle will be successful and the limit will be increased sufficiently. Based on the terms of the White Eagle Revolving Credit Facility, if the making of any advance by the lender would cause the aggregate principal amount of all advances outstanding to exceed the borrowing base, White Eagle can sell policies in an amount sufficient to pay scheduled premiums subject to the lender’s approval. The proceeds of any such sale would be distributed through the waterfall, and by virtue of the sale, White Eagle would no longer have to pay premiums on the sold policies. White Eagle is in the process of compiling a list of pledged policies to be presented to the lender for approval for sale. The White Eagle Revolving Credit Facility also allows the lender to make protective advances on pledged policies other than those being contemplated for sale. Any such protective advances made by the lender would be reimbursed to the lender through the waterfall and receives priority over interest payments. In addition, Emergent may make an equity infusion to White Eagle to pay the lender.

Distributions to the Company from available proceeds through the waterfall under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Our current cash flow forecast indicates a probability the Company will not participate in the waterfall distributions until July 2019.

As of the filing date of this Form 10-Q, we had approximately $28.4 million of cash and cash equivalents and certificates of deposit of $1.0 million, of this amount, approximately $6.3 million is available for normal operations, with approximately $22.1 million being restricted by the White Eagle Revolving Credit Facility. In considering our cash, borrowings under the White Eagle Revolving Credit Facility subject to a sufficient increase in the facility limit and board member affiliate capital commitments, together with the Company’s potential internal restructuring for tax-related purposes (see Note 19, "Income Taxes" of the accompanying consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Income Taxes"), we estimate that our liquidity and capital resources will be sufficient for the next twelve months from the date of filing this Form 10-Q.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the three months and six months ended June 30, 2018 and 2017, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 7, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815)," which simplifies and clarifies the accounting and disclosure for hedging activities by more closely aligning the results of cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address stakeholder concerns about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 "Compensation-Stock Compensation (Topic 718) - Improvements to Non-employee Share-Based Payment" primarily to simplify certain provisions within Topic 718 addressing share-based payments for acquiring goods and services from non-employees. The amendments in this update are effective for annual periods beginning after December 31, 2018, with early adoption permitted. We are currently evaluating the impact of adopting this new standard on our consolidated financial statements.

Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB and the International Accounting Standards Board ("IASB") standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. This ASU became effective during six months ended June 30, 2018, but did not have any have a material impact on our financial position, results of operations or cash flows on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU provides specific guidance on eight cash flow classification issues that are either unclear or not included in current GAAP. These cash flow classification issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU became effective during six months ended June 30, 2018, but did not have any have a material impact on its financial position, results of operations or cash flows on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory ("ASU 2016-16"). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard during the six months ended June 30, 2018 which resulted in the elimination of a deferred income tax charge of $17.6 million gross related to prior year sales of life settlement policies to its Ireland subsidiaries. The adoption resulted in a reduction of the valuation allowance and had no impact on earnings.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of June 30, 2018 and December 31, 2017, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIE		Non-consolidated VIE
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
June 30, 2018	$634,326	$354,812	$2,384	$2,384
December 31, 2017	$609,976	$329,993	$2,384	$2,384

As of June 30, 2018, 594 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $568.4 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017.

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheet as of June 30, 2018 and December 31, 2017.

(5) Earnings Per Share

As of June 30, 2018 and 2017, there were 159,028,458 and 29,021,844 shares of common stock issued, respectively, and 158,420,458 and 28,413,844 shares of common stock outstanding, respectively. Outstanding shares as of June 30, 2018 and 2017 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months and six months ended June 30, 2018 and 2017 (in thousands except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018(1)	2017(2)	2018(1)	2017(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(9,603)	$(6,474)	$(13,598)	$(4,588)
Net income (loss) from discontinued operations	(4)	(35)	(5)	(225)
Net income (loss)	$(9,607)	$(6,509)	$(13,603)	$(4,813)
Basic and diluted (loss) income per common share:
Basic and diluted (loss) income per share from continuing operations	$(0.06)	$(0.23)	$(0.09)	$(0.16)
Basic and diluted (loss) income per share from discontinued operations	$—	$—	—	(0.01)
Basic and diluted (loss) income per share available to common shareholders	$(0.06)	$(0.23)	$(0.09)	$(0.17)
Denominator:
Basic and Diluted	155,810,449	28,169,414	155,800,082	28,159,080

(1)
The computation of diluted EPS does not include 2,558,522 shares of restricted stock, 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights, 44,500,000 shares of common stock underlying warrants, and up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 200,000 shares of restricted stock, 605,227 shares of common stock underlying options, 6,240,521 shares of common stock underlying warrants, and up to 11,266,011 shares of common stock issuable upon conversion of the 8.5% Convertible Notes, as the effect of their inclusion would have been anti-dilutive.

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

Options

As of December 31, 2017, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during the three months and six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, options to purchase 85,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the six months ended June 30, 2018:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2018	542,102	$8.75	1.33	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(457,102)	$9.09	—
Options expired	—	—	—
Options outstanding, June 30, 2018	85,000	$6.94	1.94	$—
Exercisable at June 30, 2018	85,000	$6.94	1.94
Unvested at June 30, 2018	—	—	—	$—

As of June 30, 2018, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred additional stock-based compensation expense of approximately $138,000 and $125,000 relating to restricted stock granted to its board of directors and certain employees during the three months ended June 30, 2018 and 2017, respectively, and approximately $211,000 and $264,000 during the six months ended June 30, 2018 and 2017, respectively.

During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which were subject to a one year vesting period that commenced on the date of grant. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 65,212 shares of restricted stock of approximately $47,000 and $106,000 during the three months and six months ended June 30, 2017, respectively. The 65,212 shares of restricted stock vested during the year ended December 31, 2017.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $41,000 and $79,000 related to these 200,000 shares of restricted stock during the three months ended June 30, 2018 and 2017, respectively and $23,000 and $158,000 during the six months ended June 30, 2018 and 2017, respectively. Approximately 20,000 shares of restricted stock were forfeited during the six months ended June 30, 2018 with the balance of 74,000 shares of restricted stock vested during the three months and six months ended June 30, 2018.

During the year ended December 31, 2017, the Company granted 51,132 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $17,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 51,132 shares of restricted stock of approximately $0 during the three months and six months ended June 30, 2018. Approximately 42,610 shares of restricted stock vested during the year ended December 31, 2017, with 8,522 pending vesting at June 30, 2018. These shares of restricted stocks did not exist at June 30, 2017.

During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $88,000 and $178,000 related to these 2,000,000 shares of restricted stock during the three months and six months ended June 30, 2018. All 2,000,000 shares remained unvested at June 30, 2018.These shares of restricted stocks did not exist at June 30, 2017.
During the three months and six months ended June 30, 2018, the Company granted 50,000 and 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a two and three year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $6,000 and $7,000 related to these 150,000 shares of restricted stock during the three months and six months ended June 30, 2018. All 150,000 shares remained unvested at June 30, 2018.

During the three months and six months ended June 30, 2018, the Company established an ad hoc Capital Structure Committee, (the "Committee") consisting of members of the board of directors, to undertake a review of the Company's capital structure. As compensation to the sole non-employee member of the Committee, the Company granted 400,000 restricted stock units under the Omnibus Plan, which will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee. The fair value of the restricted stock was valued at approximately $128,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 400,000 restricted stock units of approximately $3,000 during the three months and six months ended June 30, 2018. The 400,000 restricted stock units remained unvested at June 30, 2018.

The following table presents the activity of the Company’s unvested shares of restricted stock for the six months ended June 30, 2018:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2018	2,102,522
Granted	550,000
Vested	(74,000)
Forfeited	(20,000)
Outstanding June 30, 2018	2,558,522

The aggregate intrinsic value of the awards of 8,522, 150,000, 400,000 and 2,000,000 shares is $3,000, $48,000, $128,000 and $640,000, respectively and the remaining weighted average life of these awards is 0.08 years, 2.08 years, 0.25 years and 1.38 years respectively as of June 30, 2018. As of June 30, 2018, a total of $651,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the three months and six months ended June 30, 2018, the Company issued 100,000 SARs to the sole non-employee member of the Committee, which will expire 10 years after the date the SARs were granted. The SARs will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee and have a fair value of $16,800 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The Company incurred no stock-based compensation expense related to these 100,000 SARs during the three months and six months ended June 30, 2018. The 100,000 SARs remained unvested at June 30, 2018.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total income	$—	$30	$17	$33
Total expenses	4	65	22	258
Income (loss) before income taxes	(4)	(35)	(5)	(225)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations, net of income taxes	$(4)	$(35)	$(5)	$(225)

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

As of June 30, 2018 and December 31, 2017, the Company owned 596 and 608 policies, respectively, with an aggregate estimated fair value of life settlements of $569.4 million and $567.5 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at June 30, 2018 was 8.0 years. The following table describes the Company’s life settlements as of June 30, 2018 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	6	$21,308	$25,906
1 - 2	14	39,019	61,653
2 - 3	29	53,654	101,043
3 - 4	39	66,814	171,401
4 - 5	54	97,243	274,380
Thereafter	454	291,335	2,192,481
Total	596	$569,373	$2,826,864
*Based on remaining life expectancy at June 30, 2018, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 14, "Fair Value Measurements" of the accompanying consolidated financial statements.

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
*Based on remaining life expectancy at December 31, 2017, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 15, "Fair Value Measurements" of the accompanying consolidated financial statements.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of June 30, 2018, are as follows (in thousands):

Remainder of 2018	$46,602
2019	100,504
2020	103,676
2021	103,227
2022	99,446
Thereafter	796,849
$1,250,304

The amount of $1.25 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

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

As amended, the White Eagle Revolving Credit Facility adjusted the loan-to-value LTV ratios which directed cash flow participation and became subjected to achieving certain financial metrics, as more fully described below under "Amortization & Distributions." Pursuant to the White Eagle Second Amendment, 190 life settlement policies purchased from wholly owned subsidiaries of the Company were pledged as additional collateral under the facility for an additional policy advance of approximately $71.1 million. The maximum facility limit was increased to $370.0 million and the term of the facility was extended to December 31, 2031. Additional loan terms and amendment changes are more fully described in the sections that follow.

On October 4, 2017, White Eagle entered into an amendment to the Second Amended and Restated Loan and Security Agreement. The amendment changed the provisions relating to how participation of the proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. The amendment included an exclusion from the cash interest coverage ratio of at least 2.0:1 for the period of July 1, 2017 through July 28, 2017. As a result of the amendment, the Company was able to participate in the waterfall distribution scheduled during October 2017.

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 594 life insurance policies with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $568.4 million are pledged as collateral under the White Eagle Revolving Credit Facility at June 30, 2018. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date: (i) the initial advance and all additional advances to acquire additional pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of fees and expense deposits and other fees and expenses funded and to be funded as approved by the required lenders, less (iv)  any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At June 30, 2018, $14.4 million was undrawn and $6.0 million was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, the amount available is what is required to pay expenses and keep the policies in force as of the calculation date.

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

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of June 30, 2018, the cash interest coverage ratio was 3.93:1 and the loan to value ratio was 66%, as calculated using the lenders' valuation. It should be noted that although the Company met the required cash interest coverage ratio at quarter end, the loan to value threshold was not met at the end of the quarter, as a result, the Company will not participate in any cash flow sweep subsequent to the quarter end.

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

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the three months and six months ended June 30, 2018, approximately $23.6 million and $31.4 million, respectively, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Clause	Amount		Use of Proceeds
First:	$83	$167	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	7	17	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	5,685	10,872	Administrative Agent - Accrued and Unpaid Interest
Sixth:	17,780	19,543	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	—	340	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved - $0
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	416	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$23,555	$31,355

Approximately $7.8 million of the amount distributed during the six months ended June 30, 2018 was from maturity proceeds collected during the year ended December 31, 2017.

For the three months and six months ended June 30, 2017, approximately $10.0 million and $12.5 million, respectively, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Clause	Amount		Use of Proceeds
First:	$85	$144	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	13	23	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	4,282	6,694	Administrative Agent - Accrued and Unpaid Interest
Sixth:	5,656	5,656	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	—	—	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved - $0
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	—	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$10,036	$12,517

Approximately $2.5 million of the amount distributed during the six months ended June 30, 2017 was from maturity proceeds collected during the year ended December 31, 2016.

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed through the waterfall as shown above (in thousands):

Face value collected in 2017 and distributed in 2018	$7,759
Face value collected in prior quarter and distributed in current quarter	23,345
Face value collected in current quarter	12,700
Other collections*	358
Total waterfall collection	44,162
Less: Total waterfall distribution during the six months ended June 30, 2018	(31,355)
Total to be distributed subsequent to June 30, 2018	12,807

*Includes refund of premiums and interest earned on maturity proceeds

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the three months and six months ended June 30, 2018 and 2017, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amount drawn for premium payments	$22,653	$21,490	$44,786	$42,249
Amount drawn in fees to service providers	642	626	1,281	1,150
Total amount drawn	$23,295	$22,116	$46,067	$43,399

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 29, 2017, the LIBOR floor increased from 1.69% to 2.11%. The effective rate at June 30, 2018 and 2017 was 6.61% and 6.19%, respectively.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Total interest expense on the facility during the three months and six months ended June 30, 2018 and 2017 paid through the waterfall distribution from maturity proceeds or paid directly by White Eagle was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest paid through waterfall	$5,685	$4,282	$10,872	$6,694
Interest paid by White Eagle	—	—	—	782
Participation interest paid through waterfall	—	—	340	—
Total interest expense	$5,685	$4,282	$11,212	$7,476

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also includes cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no cash interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of June 30, 2018, the cash interest coverage ratio was 3.93:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

The Company elected to account for the debt under the White Eagle Revolving Credit Facility in accordance with ASC 820, Fair Value Measurements and Disclosures, ("ASC 820") which includes the 45% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

At June 30, 2018, the fair value of the outstanding debt was $353.4 million and the borrowing base was approximately $361.5 million, which includes $355.6 million of outstanding principal. Approximately $6.0 million was available to borrow under the White Eagle Revolving Credit Facility. Subsequent to the quarter end, approximately $6.9 million was repaid towards the outstanding principal.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At June 30, 2018, approximately $12.8 million included in restricted cash and cash equivalents (VIE) was on account with White Eagle awaiting distribution through the waterfall.

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

On March 14, 2017, the Company issued Additional Convertible Notes for an aggregate principal amount of $3.5 million following the Company’s receipt of the requisite consents of the holders of approximately 98% of the aggregate principal amount of Convertible Notes (the "Consenting Holders"), pursuant to the Consent Solicitation, whereby each Consenting Holder agreed to accept Additional Convertible Notes in lieu of a cash payment of interest on the Convertible Notes due on the 2017 Interest Payment Date. All Additional Convertible Notes issued by the Company to Consenting Holders were issued under the Convertible Note Indenture and such Additional Convertible Notes have identical terms to the existing Convertible Notes. Interest on the Additional Convertible Notes accrued from February 15, 2017.
On March 15, 2017 and May 12, 2017, the Company entered into a series of separate Master Transaction Agreements (the "Master Transaction Agreements") by and among the Company, PJC Investments, LLC, a Texas limited liability company ("PJC") and each such Consenting Holder that is a party to such Master Transaction Agreement regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction") which included, among other transactions, a Convertible Note Exchange Offer and a New Convertible Note Indenture providing for the issuance of New Convertible Notes to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements).

As part of the Transaction, on April 18, 2017, the Company launched an exchange offer (the "Convertible Note Exchange Offer") to the existing holders of its outstanding Convertible Notes for 5.0% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes" or "5% Convertible Notes"). At least 98% of the holders of the Convertible Notes were required to be tendered in the Convertible Note Exchange Offer as a condition to closing the Transaction.

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

As of June 30, 2018, the carrying value of the Convertible Notes was $1.1 million, net of unamortized debt discounts and origination costs of $48,000 and $7,000, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.

During the three months ended June 30, 2018, the Company recorded $46,000 of interest expense on the Convertible Notes, including $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $2.6 million during the three months ended June 30, 2017, which included $1.6 million, $922,000 and $137,000 from interest, amortizing debt discounts and origination costs, respectively.

During the six months ended June 30, 2018, the Company recorded $92,000 of interest expense on the Convertible Notes, including $51,000, $36,000 and $5,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $5.8 million during the six months ended June 30, 2017, which included $3.1 million, $1.8 million and $264,000 from interest, amortizing debt discounts and origination costs, respectively.

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

As of June 30, 2018, the carrying value of the New Convertible Notes was $69.2 million, net of unamortized debt discounts and origination costs of $5.8 million and $853,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months ended June 30, 2018, the Company recorded $1.2 million of interest expense on the New Convertible Notes, including $948,000, $255,000 and $38,000 from interest, amortization of debt discount and origination costs, respectively.

During the six months ended June 30, 2018, the Company recorded $2.5 million of interest expense on the New Convertible Notes, including $1.9 million, $495,000 and $73,000 from interest, amortization of debt discount and origination costs, respectively.

(12) 15.0% Senior Secured Notes

On March 11, 2016, the Company, as issuer, entered into an indenture (the " Senior Secured Indenture") with Wilmington Trust Company, as indenture trustee (the "Senior Secured Note Trustee"). The Senior Secured Indenture provided for the issuance of up to $30.0 million in senior secured notes (the "15.0% Senior Secured Notes"), of which approximately $21.2 million were issued on the Initial Closing Date with an additional $8.8 million issued on March 24, 2016. The 15.0% Senior Secured Notes were purchased in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, under the note purchase agreements with certain accredited investors and/or non U.S. persons, including certain members of the Company's board of directors, management and their affiliates, who purchased approximately $3.3 million of the 15.0% Senior Secured Notes issued.

All outstanding principal and interest amounts due under the 15.0% Senior Secured Note were repaid and canceled on July 28, 2017 in connection with the consummation of the Transaction Closing. See Note 13, 8.5% Senior Secured Notes to the consolidated financial statements.
During the three months ended June 30, 2017, the Company recorded approximately $1.2 million of interest on the 15.0% Senior Secured Note which included $1.1 million of interest and $95,000 of amortizing debt issuance costs, respectively.
During the six months ended June 30, 2017, the Company recorded approximately $2.4 million of interest on the 15.0% Senior Secured Note which included $2.3 million of interest and $184,000 of amortizing debt issuance costs, respectively.

(13) 8.5% Senior Secured Notes

In connection with the Transaction Closing, the Company and the Senior Secured Note Trustee entered into an Amended and Restated Senior Secured Note Indenture (the "Amended and Restated Senior Secured Indenture") to amend and restate the Senior Secured Indenture between the Company and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "8.5% Senior Secured Notes") in an aggregate amount of $30.0 million. The Amended and Restated Senior Secured Indenture allows for an aggregate of $40.0 million of 8.5% Senior Secured Notes to be issued thereunder. On August 11, 2017 and August 14, 2017 the Company issued an additional $3.5 million and $1.5 million of 8.5% Senior Secured Notes which resulted in total notes issued of $35.0 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017. Certain holders of the Company's securities that are party to Board Designation Agreements (as discussed below), purchased approximately $24.5 million of the 8.5% Senior Secured Notes that were issued in exchange for 15% Senior Secured Notes during the year ended December 31, 2017.

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

On January 10, 2018, the Company commenced the process of appointing a liquidator to liquidate Blue Heron. The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months and liquidation was still pending at June 30, 2018. Blue Heron is an inactive subsidiary of the Company. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"),entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement Pledge and Security Agreement, dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

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

At June 30, 2018, the outstanding principal of the 8.5% Senior Secured Notes was $35.0 million with a carrying value of $34.0 million, net of unamortized debt issuance cost of $1.0 million.

During the three months ended June 30, 2018, the Company recorded approximately $818,000 of interest expense on the 8.5% Senior Secured Notes, which includes $752,000 of interest and $66,000 of amortizing debt issuance costs.
During the six months ended June 30, 2018, the Company recorded approximately $1.6 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.5 million of interest and $129,000 of amortizing debt issuance costs.

(14) 15.0% Promissory Note

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

The Company drew approximately $1.9 million on the Amended and Restated Bridge Note and recorded interest expense of approximately $11,000 for the three months and six months ended June 30, 2017.
All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the Transaction Closing.

(15) Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of June 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$569,373	$569,373
	$—	$—	$569,373	$569,373

The balances of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2018 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$353,387	$353,387
	$—	$—	$353,387	$353,387

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$567,492	$567,492
	$—	$—	$567,492	$567,492

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$329,240	$329,240
	$—	$—	$329,240	$329,240

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 6/30/18	Aggregate death benefit at 6/30/18	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed	$99,349	$299,719	Discounted cash flow	Discount rate	11.50%	-	17.50%
				Life expectancy evaluation	(5.2 years)
Premium financed	$470,024	$2,527,144	Discounted cash flow	Discount rate	15.50%	-	21.50%
				Life expectancy evaluation	(8.3 years)
Total Life settlements	$569,373	$2,826,863	Discounted cash flow	Discount rate	15.93%
				Life expectancy evaluation	(8.0 years)
White Eagle Revolving Credit Facility	$353,387	$2,814,863	Discounted cash flow	Discount rate	19.07%
				Life expectancy evaluation	(8.0 years)

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

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$479,154	$(90,219)
-	$569,373	$—
-6	$665,721	$96,348

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at June 30, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 15.93% compared to 15.95% at December 31, 2017.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At June 30, 2018, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of June 30, 2018:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	18.5%	21.1%	A1	AA-
Lincoln National Life Insurance Company	23.4%	19.8%	A1	AA-

Estimated risk premium

As of June 30, 2018, the Company owned 596 policies with an estimated fair value of $569.4 million. Of these 596 policies, 520 were previously premium financed and are valued using discount rates that range from 15.50% to 21.50%. The remaining 76 policies, which are non-premium financed, are valued using discount rates that range from 11.50% to 17.50%. As of June 30, 2018, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 15.93%.

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

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
15.43%	-0.50%	$583,330	$13,957
15.93%	—	$569,373	$—
16.43%	+0.50%	$555,990	$(13,383)

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

White Eagle Revolving Credit Facility— As of June 30, 2018, 594 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 9, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$304,605	$(48,782)
	$353,387	$—
-6	$401,459	$48,072

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of June 30, 2018 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
18.57%	-0.50%	$360,651	$7,264
19.07%	—	$353,387	$—
19.57%	+0.50%	$346,375	$(7,012)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At June 30, 2018, the fair value of the debt was $353.4 million and the outstanding principal was approximately $355.6 million.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2018, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2018	$567,492
Purchase of policies	—
Change in fair value	10,920
Matured/lapsed/sold policies	(53,935)
Premiums paid	44,896
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2018	$569,373
Changes in fair value included in earnings for the period relating to assets held at June 30, 2018	$(20,728)

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2018, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2018	$329,240
Draws under the White Eagle Revolving Credit Facility	46,067
Payments on White Eagle Revolving Credit Facility	(19,543)
Unrealized change in fair value	(2,377)
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2018	$353,387
Changes in fair value included in earnings for period relating to liabilities held at June 30, 2018	$(2,377)

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2017, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2017	$498,400
Purchase of policies	—
Change in fair value	28,922
Matured/sold policies	(43,073)
Premiums paid	42,033
Transfers into level 3	—
Transfers out of level 3	—
Balance, June 30, 2017	$526,282
Changes in fair value included in earnings for the period relating to assets held at June 30, 2017	$9,730

The following table provides a roll-forward in the changes in fair value for the six months ended June 30, 2017, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2017	$257,085
Draws under the White Eagle Revolving Credit Facility	43,399
Payments on White Eagle Revolving Credit Facility	(5,656)
Unrealized change in fair value	10,046
Transfers into level 3	—
Transfer out of level 3	—
Balance, June 30, 2017	$304,874
Changes in fair value included in earnings for the period relating to liabilities at June 30, 2017	$10,046
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2018 and 2017.

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

(17) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $246,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $115,000 and $106,000 for the three months ended June 30, 2018 and 2017, respectively, $230,000 and $212,000 for the six months ended June 30, 2018 and 2017, respectively.

Employment Agreements

The Company has entered into employment agreements with certain of its officers, including with its chief financial officer, whose agreement provides for payments in the event that the executive terminates her employment with the Company due to a material change in the geographic location where the chief financial officer performs her duties or upon a material diminution of her base salary or responsibilities, with or without cause (the "2018 Martinez Agreement"). If the Company terminates Ms. Martinez’s employment without cause or she resigns with Good Reason (as defined in the 2018 Martinez Agreement), she will be entitled to receive her base salary or $352,229, whichever is greater, through the twelve (12) months following such termination (the "Martinez Severance Period") as well as any bonus earned but not yet paid. If Ms. Martinez resigns for good reason, she will also be entitled to have the Company continue to pay its portion of healthcare premiums for plans in which she is participating immediately prior to the termination through the Martinez Severance Period. If such termination or resignation occurs within two years after a change in control (as defined in the 2018 Martinez Agreement), then in lieu of receiving her base salary, Ms. Martinez would be entitled to receive (i) accrued vacation days, (ii) a lump sum payment equal to the sum of two times her then base salary, (iii) a portion of her bonus prorated through the termination date that would be due to her when bonus payments are otherwise made for the year in which the termination occurs, (iv) any unpaid portion of a bonus for the year preceding the termination, and (v) reimbursement of COBRA healthcare costs through the Martinez Severance Period.

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

(18) Stockholders’ Equity

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of June 30, 2018, options to purchase 85,000 shares of common stock granted to existing employees were outstanding, 100,000 shares of stock appreciation rights had been granted to directors with 100,000 shares subject to vesting, 633,215 shares of restricted stock had been granted to directors with 408,522 shares subject to vesting and 2,270,000 shares of restricted stock units had been granted to certain employees, with a total of 2,150,000 shares subject to vesting, approximately 120,000 shares have been vested since granted. There were 9,511,785 securities remaining for future issuance under the Omnibus Plan as of June 30, 2018.

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

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants expired seven years after the date of issuance during the six months ended June 30, 2018.

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

Change in Significant Holders

As a result of the consummation of the Master Transaction Agreements, on the date of the Transaction Closing, a change in significant holders of the Company's common stock occurred. PJC and Triax, together with certain of their affiliates, acquired beneficial ownership of approximately 38.9% of the then outstanding Common Stock, based on their aggregate acquisition of 39,320,038 shares of Common Stock and warrants to purchase 27,150,000 shares of Common Stock. Other investors designated by PJC and Triax acquired beneficial ownership of approximately 43.6% of the then outstanding Common Stock, based on their aggregate acquisition of 55,000,000 shares of Common Stock and warrants to purchase 13,350,000 shares of Common Stock. Additionally, pursuant to the Board Designation Agreements, PJC and Triax designated two of seven directors to the Company’s Board, two other investors designated a third new director and a fourth new director, and a fifth new director was designated by a holder of New Convertible Notes, collectively resulting in a change in the majority of the Company’s Board.

(19) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of 29.77% and a total tax expense of approximately $3.1 million for the six months ended June 30, 2018. The analysis for the current period took into consideration various provisions within the Tax Cuts & Jobs Act enacted on December 22, 2017 ("TCJA") that are expected to impact the Company, including the Company’s accounting policy election to treat the tax effect of income generated from the Company’s Ireland subsidiary as a period cost. The Company’s quarterly effective income tax rates are based upon the Company’s annual estimated tax rate. The Company’s annual estimated tax rate varies based upon the Company’s expected annual federal taxable earnings, as well as on a mix of taxable earnings in the various state and foreign jurisdictions. The Company’s estimated annual effective rate is principally due to expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical NOLs, and interest expense limitations under IRC Sec. 264(a)(4) that are expected to apply when determining tested income for the GILTI inclusion. The Company is evaluating a number of tax planning strategies to help mitigate the impact of the GILTI provisions including its intent and ability to restructure its operations. Evaluation of possible tax planning strategies is a priority and will be monitored closely for the potential impact to the annualized effective tax rate. During this quarter the Company engaged the services of legal counsel to evaluate the potential to restructure out of GILTI in addition to exploring other tax efficiencies planning.

Based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the three month period ended June 30, 2018, the Company does not expect that position to change and therefore is not recording any income tax benefit.

Due to the complexities inherent in the tax law changes, the SEC released Staff Accounting Bulletin (SAB) No. 118 on December 22, 2017, to address the application of ASC 740 where a company does not have the requisite information available, prepared or analyzed in reasonable detail to properly account for items under the TCJA. The SAB has provided that where a company can make a reasonable estimate, it should record that estimate and make appropriate disclosures with updates during a measurement period of no more than a year from enactment. The Company made its best estimate with respect to the estimated Transition Tax charge as of December 31, 2017 and as of June 30, 2018 based on guidance available as of the date of the filing. Upon gathering all necessary data, interpreting any additional guidance from tax authorities, and completing the analysis, our provisional amount may be adjusted in the measurement period allowable in accordance with SAB No. 118 and such adjustment could be material.

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory ("ASU 2016-16"). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard in the March 31, 2018 reporting period which resulted in the elimination of a deferred income tax charge of $17.6 million, gross related to prior year sales of life settlement policies to its Ireland subsidiaries. The adoption resulted in a reduction of the valuation allowance and had no impact on earnings.

The Company and its subsidiary companies are subject to U.S. federal income tax, as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

(20) Subsequent Events
On July 10, 2018, Company, SB Holdings, Inc. ("Holdings") and Sherman, Clay & Co. ("Sherman, Clay") and, with the Company and Holdings, the "Parties") entered into a letter agreement (the "Letter") terminating the Stock Purchase Agreement (the "Agreement"), dated as of January 22, 2018, by and among the Parties, pursuant to which the Company had agreed to purchase all of the issued and outstanding capital stock of Sherman, Clay from Holdings. The termination was effected by mutual written consent of the Parties pursuant to Section 7.01 of the Agreement, without any liability, obligation or penalty incurred by any Party.

Commitment Letters

On August 20, 2018, the Company received commitment letters from Evermore Global Advisors, LLC and River City Capital, LLC, entities affiliated with certain members of the board of directors, for an aggregate investment of $10.0 million under certain circumstances through August 20, 2019.  In addition, PJC Investments, LLC, an entity affiliated with our CEO that has previously provided such a letter with respect to $2.0 million, provided a new letter committing for the same amount through August 20, 2019.

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 596 life insurance policies, also referred to as life settlements, with a fair value of approximately $569.4 million and an aggregate death benefit of approximately $2.8 billion at June 30, 2018. The Company primarily earns income on its life insurance policies from changes in their fair value and through death benefits.

The Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $149.6 million as of June 30, 2018. Cash flows used in operating activities were $22.2 million for the six months ended June 30, 2018 and $34.8 million for the year ended December 31, 2017. As of June 30, 2018, the Company had approximately $26.3 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $8.3 is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $17.9 million being restricted by the White Eagle Revolving Credit Facility.

Liquidity

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, board member affiliate capital commitments, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, pledged policy sales (subject to certain asset sale restrictions) and cash on hand.

As of the filing date of this Form 10-Q, the outstanding principal on the White Eagle Revolving Credit Facility was approximately $365.9 million, with approximately $4.1 million undrawn and $12.1 million received in maturity proceeds awaiting distribution through the waterfall to repay principal and interest. The maximum lender's commitment for the facility is $370.0 million. White Eagle's current cash flow forecast indicates a probability that it may reach the limit on its ability to make additional borrowings by the end of December 2018, assuming no further collection of receivables. The timing could be later if it receive any maturity proceeds. White Eagle is currently in negotiations with the lender to increase the facility limit, although no assurance can be given that White Eagle will be successful and the limit will be increased sufficiently. Based on the terms of the White Eagle Revolving Credit Facility, if the making of any advance by the lender would cause the aggregate principal amount of all advances outstanding to exceed the borrowing base, White Eagle can sell policies in an amount sufficient to pay scheduled premiums subject to the lender’s approval. The proceeds of any such sale would be distributed through the waterfall, and by virtue of the sale, White Eagle would no longer have to pay premiums on the sold policies. White Eagle is in the process of compiling a list of pledged policies to be presented to the lender for approval for sale. The White Eagle Revolving Credit Facility also allows the lender to make protective advances on pledged policies other than those being contemplated for sale. Any such protective advances made by the lender would be reimbursed to the lender through the waterfall and receives priority over interest payments. In addition, Emergent may make an equity infusion to White Eagle to pay the lender.

Distributions to the Company from available proceeds through the waterfall under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Our current cash flow forecast indicates a probability the Company will not participate in the waterfall distributions until July 2019.

As of filing date of this Form 10-Q, we had approximately $28.4 million of cash and cash equivalents and certificates of deposit of $1.0 million, of this amount, approximately $6.3 million is available for normal operations, with approximately $22.1 million being restricted by the White Eagle Revolving Credit Facility. In considering our cash, borrowings under the White Eagle Revolving Credit Facility subject to a sufficient increase in the facility limit and board member affiliate capital commitments, together with the Company’s potential internal restructuring for tax-related purposes (see Note 19, "Income Taxes" of the accompanying consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Income Taxes"), we estimate that our liquidity and capital resources will be sufficient for the next twelve months from the date of filing this Form 10-Q.

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

Subsequent Events

On July 10, 2018, Company, Holdings and Sherman, Clay & Co. entered into a letter agreement (the "Letter") terminating the Agreement. The termination was effected by mutual written consent of the Parties pursuant to Section 7.01 of the Agreement, without any liability, obligation or penalty incurred by any Party.

During the six months ended June 30, 2018, the Company received approval for its common stocks to move to the OTCQX® Best Market from the OTCQB Venture Market. Trading on the OTCQX commenced on May 29, 2018. The common stock will continue to trade under the ticker symbol "EMGC."

Revolving Credit Facility Events

Our indirect subsidiary, White Eagle, is the owner of 594 life insurance policies with an aggregate death benefit of approximately $2.8 billion and a fair value of approximately $568.4 million at June 30, 2018. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the White Eagle Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During the six months ended June 30, 2018, 12 life insurance policies with face amounts totaling $53.9 million matured, resulting in a net gain of approximately $28.0 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the six months ended June 30, 2018. All policy maturities during the quarter served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $36.0 million were received during the six months ended June 30, 2018, with $12.7 million awaiting distribution through the waterfall. Approximately $31.4 million inclusive of $7.8 million collected during the year ended December 31, 2017, was utilized to repay borrowings, interest and expenses under the White Eagle Revolving Credit Facility for the six months ended June 30, 2018. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2018 would be $47.6 million. White Eagle would be eligible to borrow approximately $47.5 million of this amount to pay premiums on policies secured by the White Eagle Revolving Credit Facility with approximately $80,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of June 30, 2018.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 15, "Fair Value Measurements" of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 8, "Life Settlements (Life Insurance Policies)" and Note 15, "Fair Value Measurements" of the notes to Consolidated Financial Statements for further information.

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

Our provision for income taxes results in an annual effective tax rate of 29.77% and 0% for 2018 and 2017, respectively. The accounting for uncertain tax positions guidance under ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties (if any) on uncertain tax positions as a component of income tax expense.

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

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory ("ASU 2016-16"). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard during in the six months ended June 30, 2018 which resulted in the elimination of a deferred income tax charge of $17.6 million related to prior year sales of life settlement policies to its Ireland subsidiaries. The adoption resulted in a reduction of the valuation allowance and had no impact on earnings.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
End of Period — Policies Owned
Number of policies owned	596	614	596	614
Average age of insured	83.9	82.9	83.9	82.9
Average death benefit per policy	$4,743	$4,729	$4,743	$4,729
Average Life Expectancy — Calculated LE (Years)	8.0	8.7	8.0	8.7
Aggregate Death Benefit	$2,826,863	$2,903,899	$2,826,863	$2,903,899
Aggregate fair value	$569,373	$526,282	$569,373	$526,282
Monthly premium — average per policy	$13.5	$11.5	$13.5	$11.5
Period Maturities
Number of policies matured	7	3	12	7
Average age of insured at maturity	84.6	88.8	84.7	83.5
Average life expectancy - Calculated LE (Years)	3.0	3.5	4.7	3.5
Aggregate death benefit	$26,235	$5,223	$53,935	$43,073
Gains on maturity	$10,761	$2,743	$28,000	$19,007
Proceeds collected	$12,700	$16,173	$36,045	$26,173

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

Results of Continuing Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net loss from continued operations for the quarter ended June 30, 2018 was $9.6 million as compared to a net loss of $6.5 million for the same period last year. The following is our analysis of net loss for the period.

	Three Months Ended June 30,
	2018	2017	Change	% Change
Income	$5,563	$3,461	$2,102	61%	increase
Expenses	12,046	9,935	2,111	21%	increase
Provision for income taxes	(3,120)	—	(3,120)	100%	increase
Net income (loss)	$(9,603)	$(6,474)	$(3,129)	48%	increase

Income from continuing operations for the three months ended June 30, 2018 was mainly comprised of a gain on maturity of seven policies with a net gain of approximately $10.8 million compared to a net gain on maturity of $2.7 million of three policies for the same period in 2017. Income for the three months ended June 30, 2018 was negatively impacted by updated life expectancies procured by the Company in respect to the insureds' lives and maturities.

Total expenses from continuing operations for the three months ended June 30, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $5.7 million, $46,000 on the 8.5% Convertible Notes, $1.2 million on the 5% Convertible Notes and $818,000 on the 8.5% Senior Secured Notes.

Total expenses from continuing operations for the three months ended June 30, 2017 mainly consisted of interest expense of $4.3 million on the White Eagle Revolving Credit Facility, $2.6 million on the 8.5% Convertible Notes, and $1.2 million on the 15.0% Senior Secured Notes offset by a gain in the fair value of the White Eagle Revolving Credit Facility of $1.8 million.

Our loss three months ended June 30, 2018 was impacted by an estimated tax expense of approximately $3.1 million. This amount is principally due to expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical NOLs, and interest expense limitations under IRC Sec. 264(a)(4) that are expected to apply when determining tested income for the GILTI inclusion. The Company is evaluating a number of tax planning strategies to help mitigate the impact of the GILTI provisions including its intent and ability to restructure its operations. See Note 19, "Income Taxes."

Change in fair value of life settlements (in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
Change in fair value of life settlements	$5,475	$3,382	$2,093	62%	increase

During the quarter ended June 30, 2018, seven life insurance policies with face amounts totaling $26.2 million matured compared to three policies with face amounts of $5.2 million for the same period in 2017. The net gain of these maturities was $10.8 million and $2.7 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarters ended June 30, 2018 and 2017, respectively. Of the maturities during the quarter ended June 30, 2018, all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $12.7 million were received during the quarter ended June 30, 2018 and await distribution through the waterfall subsequent to the quarter end. Approximately $23.6 million in policy proceeds collected in prior quarter were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the quarter ended June 30, 2018. The Company recorded a $48.0 million receivable for maturity of life settlements at June 30, 2018 relating to policies pledged under the White Eagle Revolving Credit Facility.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at June 30, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 15.93%, compared to 15.95% at December 31, 2017, which is lower than the rate at June 30, 2017 of 16.39%.

As of June 30, 2018, we owned 596 policies with an estimated fair value of $569.4 million compared to 608 policies with an estimated fair value of $567.5 million at December 31, 2017, an increase in estimated fair value of $1.9 million. Of the 596 policies, 594 policies were pledged pursuant to the White Eagle Revolving Credit Facility. There were no policy acquisitions during the three months ended June 30, 2018 and June 30, 2017. As of June 30, 2018, the aggregate death benefit of our life settlements was approximately $2.8 billion.

Of these 596 policies owned as of June 30, 2018, 520 were previously premium financed and are valued using discount rates that range from 15.50% – 21.50%. The remaining 76 policies are valued using discount rates that range from 11.50% – 17.50%.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
Interest expense	$7,797	$8,163	$(366)	(4)%	decrease
Change in fair value of White Eagle Revolving Credit Facility	12	(1,785)	1,797	(101)%	increase
SG&A expenses	4,237	3,557	680	19%	increase
Total Expense	$12,046	$9,935	$2,111	21%	increase

Interest expense (in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$5,685	$4,282	$1,403	33%	increase
8.5% Convertible Notes	46	2,636	(2,590)	(98)%	decrease
5% Convertible Notes	1,241	—	1,241	100%	increase
15.0% Senior Secured Notes	—	1,232	(1,232)	(100)%	decrease
8.5% Senior Secured Notes	818	—	818	100%	increase
15.0% Promissory Note	—	11	(11)	100%	decrease
Other	7	2	5	250%	increase
Total Interest Expense	$7,797	$8,163	$(366)	(4)%	decrease

Outstanding debt for the quarter ended June 30, 2018 included $355.6 million of outstanding principal on the White Eagle Revolving Credit Facility, $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.

The Company's outstanding debt increased by $62.4 million from $405.2 million at June 30, 2017 to $467.6 million at June 30, 2018. The increase is mainly attributable to a net increase in principal of $56.4 million on the White Eagle Revolving Credit Facility, a $75.8 million increase in the 5% Convertible Notes, a $73.0 million decrease in the 8.5% Convertible Notes, a $35.0 million increase in the 8.5% Senior Secured Notes, and a repayment of $30.0 million decrease on the 15.0% Senior Secured Notes.
The White Eagle Revolving Credit Facility interest expense shows an increase of approximately $1.4 million which is attributable to additional draws under the facility as well as an increase in the interest rate at December 31, 2017. Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate on the last business day of the preceding calendar year. At June 30, 2018, the applicable LIBOR rate was 2.11%.

The Company recorded $46,000 of interest expense on the 8.5% Convertible Notes, including $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, during the three months ended June 30, 2018.

The Company recorded approximately $2.6 million of interest expense on the 8.5% Convertible Notes, including $1.6 million, $922,000 and $137,000 from interest and amortizing debt discounts and origination costs, respectively, during the three months ended June 30, 2017.

The Company recorded $1.2 million of interest expense on the 5% Convertible Notes, including $948,000, $255,000 and $38,000 from interest, amortization of debt discount and origination costs, during the three months ended June 30, 2018, respectively. The 5% Convertible Notes were originated after June 30, 2017 and therefore, there was no related interest expense during the three months ended June 30, 2017.
The Company recorded approximately $1.2 million of interest expense on the 15.0% Senior Secured Notes during the three months ended June 30, 2017, which included $1.1 million of interest and $95,000 of amortizing debt issuance costs, respectively. The debt was fulling repaid during the year ended December 31, 2017.
The Company recorded approximately $818,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended June 30, 2018 which includes $752,000 of interest and $66,000 of amortizing debt issuance costs, respectively. The 8.5% Senior Secured Notes originated after March 31, 2017 and therefore, there was no related interest expense during the three months ended June 30, 2017.
See Notes 9, "White Eagle Revolving Credit Facility," 10, "8.50% Senior Unsecured Convertible Notes," 11, "5.0% Senior Unsecured Convertible Notes," 12, "15.0% Senior Secured Notes," and 13 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Change in fair value of Revolving Credit Facility (in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$12	$(1,785)	$1,797	(101)%	increase
Total Change in Fair Value of Revolving Credit Facility	$12	$(1,785)	$1,797	(101)%	increase

At June 30, 2018, the White Eagle Revolving Credit Facility incurred a loss of approximately $12,000 compared to a gain of $1.8 million for the same period in 2017. The loss in 2018 and gain 2017 are attributable to a combination of offsetting factors as discussed below.

During the three months ended June 30, 2018, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rate used to value the facility.

During the three months ended June 30, 2017, the fair value was also impacted by increased borrowings and the lengthening of life expectancy estimates for the policies pledged under the White Eagle Revolving Credit Facility, which was offset by a slight decrease in the discount rates.

The White Eagle Revolving Credit Facility is valued at June 30, 2018 using a discount rate of 19.07% compared to 18.31% for the three months ended June 30, 2017.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended June 30,
	2018	2017	Change	% Change
Personnel costs	$939	$1,049	$(110)	(10)%	decrease
Legal fees	910	657	253	39%	increase
Professional fees	1,660	1,204	456	38%	increase
Insurance	199	198	1	1%	increase
Other SG&A expenses	529	449	80	18%	increase
Total SG&A Expenses	$4,237	$3,557	$680	19%	increase

The increase in operating expenses was primarily a result of an increase in legal expense of $253,000, an increase in professional fees of $456,000, an increase in other operating expenses of $80,000, offset by a decrease in personnel costs of $110,000.

Results of Discontinued Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	Change	% Change
Total income	$—	$30	$(30)	(100)%	decrease
Total expenses	4	65	(61)	(94)%	decrease
Income (loss) before income taxes	(4)	(35)	31	(89)%	decrease
Net income (loss), net of income taxes	$(4)	$(35)	$31	(89)%	decrease

Net loss from our discontinued structured settlement operations for the quarter ended June 30, 2018 was $4,000 compared to a net loss of $35,000 for the same quarter in 2017. Total income from our discontinued structured settlement operations was $0 and $30,000 for the quarters ended June 30, 2018 and 2017, respectively.

Total expenses from our discontinued structured settlement operations were $4,000 for the quarter ended June 30, 2018 compared to $65,000 during the same period in 2017.

Results of Continuing Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net loss from continued operations for the six months ended June 30, 2018 was $13.6 million compared to $4.6 million for the same period last year. The following is our analysis for the period.

	Six Months Ended June 30,
	2018	2017	Change	% Change
Income	$11,154	$29,051	$(17,897)	(62)%	decrease
Expenses	21,632	33,639	(12,007)	(36)%	decrease
Provision for income taxes	(3,120)	—	(3,120)	100%	increase
Net income/(loss)	$(13,598)	$(4,588)	$(9,010)	196%	increase

Income for the six months ended June 30, 2018 was comprised mainly of a gain on maturity of twelve life settlements of $28.0 million compared to a net gain of $19.0 million on maturity of seven life settlements during the same period in 2017. Income for the six months ended June 30, 2018 was negatively impacted by updated life expectancies procured by the Company in respect to the insureds' lives and maturities.

Total expenses from continuing operations for the six months ended June 30, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $10.9 million; $92,000 on the 8.5% Convertible Notes; $2.5 million on the 5% Convertible Notes; and $1.6 million on the 8.5% Senior Secured Notes offset by a change in the fair value of the White Eagle Revolving Credit Facility of $2.4 million.

Our loss for the six months ended June 30, 2018 was impacted by an estimated tax expense of approximately $3.1 million. This amount is principally due to expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical NOLs, and interest expense limitations under IRC Sec. 264(a)(4) that are expected to apply when determining tested income for the GILTI inclusion. The Company is however, evaluating a number of tax planning strategies to help mitigate the impact of the GILTI provisions including its intent and ability to restructure its operations. See Note 19," Income Taxes."

Change in fair value of life settlements (in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
Change in fair value of life settlements	$10,920	$28,922	$(18,002)	(62)%	decrease

During the six months ended June 30, 2018, twelve life insurance policies with face amounts totaling $53.9 million matured compared to seven policies with face amounts totaling $43.1 million for the same period in 2017. The net gain of these maturities was $28.0 million and $19.0 million for 2018 and 2017, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the six months ended June 30, 2018 and 2017. All twelve of the maturities served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $36.0 million were received during the six months ended June 30, 2018. Of this amount, approximately $31.4 million inclusive of approximately $7.8 million collected during the year ended December 31, 2017 was utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility. The Company also recorded a $48.0 million receivable for maturity of life settlements at June 30, 2018.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health decreased, therefore lengthening their life expectancies relative to the prior life expectancies, which resulted in a decrease in fair value.

The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. At June 30, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 15.93%, compared to 15.95% at December 31, 2017, which is lower than the rate at June 30, 2017 of 16.39%.

As of June 30, 2018, we owned 596 policies with an estimated fair value of $569.4 million compared to 608 policies with a fair value of $567.5 million at December 31, 2017, an increase of $1.9 million. Of the 596 policies, 594 policies were pledged to the White Eagle Revolving Credit Facility. As of June 30, 2018 the aggregate death benefit of our life settlements was approximately $2.8 billion.

Of the 596 policies owned as of June 30, 2018, 520 were previously premium financed and are valued using discount rates that range from 15.50% to 21.50%. The remaining 76 policies are valued using discount rates that range from 11.50% to 17.50%.

See Note 15, Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
Interest expense	$15,401	$15,698	$(297)	(2)%	decrease
Change in fair value of Revolving Credit Facilities	(2,377)	10,046	(12,423)	(124)%	increase
SG&A expenses	8,608	7,895	713	9%	increase
Total Expense	$21,632	$33,639	$(12,007)	(36)%	decrease

Interest expense (in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$10,872	$7,476	$3,396	45%	increase
8.5% Convertible Notes	92	5,760	(5,668)	(98)%	decrease
5% Convertible Notes	2,464	—	2,464	100%	increase
15.0% Senior Secured Notes	—	2,447	(2,447)	(100)%	decrease
8.5% Senior Secured Notes	1,625	—	1,625	100%	increase
15.0% Promissory Note	—	11	(11)	(100)%	decrease
Participation Interest - White Eagle Revolving Credit Facility	340	—	340	100%	increase
Other	8	4	4	100%	increase
Total Interest Expense	$15,401	$15,698	$(297)	(2)%	decrease

Outstanding debt for the six months ended June 30, 2018 included $355.6 million of outstanding principal on the White Eagle Revolving Credit Facility, $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.

The Company's outstanding debt increased by $62.4 million from $405.2 million at June 30, 2017 to $467.6 million at June 30, 2018. The increase is attributable to a net increase in principal of $56.4 million on the White Eagle Revolving Credit Facility, a $75.8 million increase in the 5% Convertible Notes, a $35.0 million increase in the 8.5% Senior Secured Notes, offset by a repayment of $30.0 million on the 15.0% Senior Secured Notes and a $73.0 million decrease in the 8.5% Convertible Notes.

Of the interest expense of $15.4 million for the six months ended June 30, 2018, approximately $10.9 million represents interest paid on the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.69% to 2.11% at June 30, 2018.

Interest expense on the 8.5% Convertible Notes totaled $92,000, including $51,000, $36,000 and $5,000 from interest, amortizing debt discounts and origination costs, respectively during the six months ended June 30, 2018.

The Company recorded $2.5 million of interest expense on the 5% Convertible Notes, including $1.9 million, $495,000 and $73,000 from interest, amortization of debt discount and origination costs, during the six months ended June 30, 2018, respectively. The 5% Convertible Notes originated in 2017 and therefore, there was no related interest expense during the six months ended June 30, 2017.
The Company recorded approximately $1.6 million of interest expense on the 8.5% Senior Secured Notes, during the six months ended June 30, 2018 which includes $1.5 million of interest and $129,000 of amortizing debt issuance costs, respectively. The 8.5% Senior Secured Notes originated in 2017 and therefore, there was no related interest expense during the six months ended June 30, 2017.

Of the interest expense of $15.7 million for the six months ended June 30, 2017, approximately $7.5 million of interest expense was attributable to the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 1.69% at June 30, 2017.

Interest expense on the 8.5% Convertible Notes totaled $5.8 million, including $3.7 million, $1.8 million and $264,000 representing interest, amortization of debt discount and issuance costs, respectively during six months ended June 30, 2017.

We recorded $2.4 million of interest expense on the 15.0% Senior Secured Notes, including $2.3 million, and $184,000, from interest and amortizing debt issuance costs, respectively, during the six months ended June 30, 2017.

See Notes 9, "White Eagle Revolving Credit Facility," 10, "8.50% Senior Unsecured Convertible Notes," 11, "5% Senior Unsecured Convertible Notes," 12, "15.0% Senior Secured Notes," 13, "8.5% Senior Secured Notes," and 14, "15.0% Promissory Note," to the accompanying consolidated financial statements for further information.

Change in fair value of Revolving Credit Facilities (in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$(2,377)	$10,046	$(12,423)	(124)%	decrease
Total Change in Fair Value of Revolving Credit Facility	$(2,377)	$10,046	$(12,423)	(124)%	decrease

During the six months ended June 30, 2018, the White Eagle Revolving Credit Facility incurred a gain of approximately $2.4 million compared to a loss of $10.0 million for the same period in 2017. The gain in 2018 and loss 2017 are attributable to a combination of offsetting factors as discussed below.

During the six months ended June 30, 2018, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility, and a slight increase in the discount rate used to value the facility.

During the six months ended June 30, 2017, the fair value was also impacted by increased borrowings, offset by the shortening of life expectancy estimates for the policies pledged under the White Eagle Revolving Credit Facility, and a decrease in the discount rate.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Six Months Ended June 30,
	2018	2017	Change	% Change
Personnel costs	$1,706	$2,133	$(427)	(20)%	decrease
Legal fees	2,633	1,652	981	59%	increase
Professional fees	2,899	2,807	92	3%	increase
Insurance	396	390	6	2%	increase
Other SG&A	974	913	61	7%	increase
Total SG&A Expenses	$8,608	$7,895	$713	9%	increase

The increase in SG&A expenses was primarily a result of an increase in legal expense of $981,000, an increase in professional fees of $92,000, offset by a decrease in personnel cost of $427,000.

Results of Discontinued Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Change	% Change
Total income (loss)	$17	$33	$(16)	(48)%	decrease
Total expenses	22	258	(236)	(91)%	decrease
Income (loss) before income taxes	(5)	(225)	220	(98)%	decrease
Income tax benefit	—	—	—	—%
Net income (loss), net of income taxes	$(5)	$(225)	$220	(98)%	decrease

Net loss from our discontinued structured settlement operations for the six months ended June 30, 2018 was $5,000 as compared to a net loss of $225,000 for the same period in 2017. Total income from our discontinued structured settlement operations was $17,000 compared to $33,000 for the six months ended June 30, 2018 and 2017, respectively.

Total expenses from our discontinued structured settlement operations were $22,000 for the six months ended June 30, 2018 compared to $258,000 incurred during the same period in 2017.

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

At June 30, 2018, we had approximately $26.3 million of cash and cash equivalents and certificates of deposit of $1.0 million. Of this amount, approximately $8.3 million was available to pay premiums on two policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility and for other overhead expenses, with approximately $17.9 million restricted to the White Eagle Revolving Credit Facility. We expect to meet our liquidity needs for the foreseeable future, to the extent we are able to do so, primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, policy sales (subject to the asset sale restrictions in our debt arrangements) and cash on hand and board member capital commitments (see discussion on liquidity below).

For the six months ended June 30, 2018, we paid $44.9 million in premiums to maintain our policies in force. Of this amount, approximately $44.8 million was paid by White Eagle through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, any distributions from available proceeds under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Accordingly, there can be no assurance as to when the proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to the Company. Additionally, White Eagle cannot borrow under the facility to pay interest. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. Assuming no policy maturities, as of June 30, 2018, we expect to pay $80,000 in premiums during the remainder of 2018 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility. As of June 30, 2018, the cash interest coverage ratio was 3.93:1 and the loan to value ratio was 66%, as calculated using the lenders' valuation. It should be noted that although the Company met the required cash interest coverage ratio at quarter end, the loan to value threshold was not met at the end of the quarter, and as a result, the Company will not participate in any cash flow sweep subsequent to the quarter end.

At June 30, 2018, we had $75.8 million, $35 million and $1.2 million and in aggregate principal amount of outstanding 5% Convertible Notes, 8.5% Senior Secured Notes and 8.5% Convertible Notes, which accrue interest at 5.0%, 8.5%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes and the 8.5% Convertible Notes are due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly.

Liquidity

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, board member affiliate capital commitments, borrowings under the White Eagle Revolving Credit Facility, strategic capital market raises, pledged policy sales (subject to certain asset sale restrictions) and cash on hand.

As of the filing date of this Form 10-Q, the outstanding principal on the White Eagle Revolving Credit Facility was approximately $365.9 million, with approximately $4.1 million undrawn and $12.1 million received in maturity proceeds awaiting distribution through the waterfall to repay principal and interest. The maximum lender's commitment for the facility is $370.0 million. White Eagle's current cash flow forecast indicates a probability that it may reach the limit on its ability to make additional borrowings by the end of December 2018, assuming no further collection of receivables. The timing could be later if it receive any maturity proceeds. White Eagle is currently in negotiations with the lender to increase the facility limit, although no assurance can be given that White Eagle will be successful and the limit will be increased sufficiently. Based on the terms of the White Eagle Revolving Credit Facility, if the making of any advance by the lender would cause the aggregate principal amount of all advances outstanding to exceed the borrowing base, White Eagle can sell policies in an amount sufficient to pay scheduled premiums subject to the lender’s approval. The proceeds of any such sale would be distributed through the waterfall, and by virtue of the sale, White Eagle would no longer have to pay premiums on the sold policies. White Eagle is in the process of compiling a list of pledged policies to be presented to the lender for approval for sale. The White Eagle Revolving Credit Facility also allows the lender to make protective advances on pledged policies other than those being contemplated for sale. Any such protective advances made by the lender would be reimbursed to the lender through the waterfall and receives priority over interest payments. In addition, Emergent may make an equity infusion to White Eagle to pay the lender.

Distributions to the Company from available proceeds through the waterfall under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Our current cash flow forecast indicates a probability the Company will not participate in the waterfall distributions until July 2019.

As of filing date of this Form 10-Q, we had approximately $28.4 million of cash and cash equivalents and certificates of deposit of $1.0 million, of this amount, approximately $6.3 million is available for normal operations, with approximately $22.1 million being restricted by the White Eagle Revolving Credit Facility. In considering our cash, borrowings under the White Eagle Revolving Credit Facility subject to a sufficient increase in the facility limit and board member affiliate capital commitments, together with the Company’s potential internal restructuring for tax-related purposes (see Note 19, "Income Taxes" of the accompanying consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Income Taxes"), we estimate that our liquidity and capital resources will be sufficient for the next twelve months from the date of filing this Form 10-Q.

Subsequent Event

Commitment Letters

On August 20, 2018, the Company received commitment letters from Evermore Global Advisors, LLC and River City Capital, LLC, entities affiliated with certain members of the board of directors, for an aggregate investment of $10.0 million under certain circumstances through August 20, 2019.  In addition, PJC Investments, LLC, an entity affiliated with our CEO that has previously provided such a letter with respect to $2.0 million, provided a new letter committing for the same amount through August 20, 2019.

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

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At June 30, 2018, $14.4 million was undrawn and $6.0 million was available to borrow under the White Eagle Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 9, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the accompanying consolidated financial statements for further information.

At June 30, 2018, the fair value of the debt under the White Eagle Revolving Credit Facility was $353.4 million, the borrowing base was approximately $361.5 million, including $355.6 million in outstanding principal. Interest calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $11.2 million inclusive of approximately $340,000 in participation interest was paid during the six months ended June 30, 2018 from policy proceeds. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At June 30, 2018, approximately $12.8 million included in cash and cash equivalents -VIE was on account with White Eagle for distribution through the waterfall.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At June 30, 2018, LIBOR was 2.11%.

8.50% Senior Unsecured Convertible Notes

At June 30, 2018, there was $1.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 outstanding (the "Convertible Notes"). For a description of the Convertible Notes see Note 10, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

5.0% Senior Unsecured Convertible Notes

At June 30, 2018, there was $75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes"). For a description of the New Convertible Notes see Note 11, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

8.5% Senior Secured Notes

At June 30, 2018, there was $35.0 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 13, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(22,193)	$(16,995)
Investing activities	(8,851)	(10,835)
Financing activities	26,040	39,177
Increase (decrease) in cash and cash equivalents	$(5,004)	$11,347

Operating Activities

During the six months ended June 30, 2018, operating activities used cash of $22.2 million. Our net loss of $13.6 million was adjusted for the following: change in fair value of life settlement gain of $10.9 million that is mainly attributable to maturities of 12 policies; change in fair value of the White Eagle Revolving Credit Facility gain of $2.4 million that is mainly attributable to increased borrowings, increase in life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight increase in the discount rate; and a net positive change in the components of operating assets and liabilities of $3.3 million. This $3.3 million change in operating assets and liabilities is partially attributable to a $3.1 million increase in current tax liability, a $684,000 increase in accounts payable and accrued expenses, a $291,000 increase in prepaid and other assets and a $221,000 decrease in other liabilities

During the six months ended June 30, 2017, operating activities used cash of $17.0 million. Our net loss of $4.8 million was adjusted for the following: amortization of discount and deferred cost for the 8.5% Convertible Notes of $2.0 million, change in fair value of life settlement gain of $28.9 million that is mainly attributable to maturities of seven policies; change in fair value of the White Eagle Revolving Credit Facility loss of $10.0 million that is mainly attributable to increased borrowings offset by the shortening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight decrease in the discount rate; interest paid in kind on the 8.5% Convertible Notes of $3.5 million; and a net positive change in the components of operating assets and liabilities of $241,000. This $241,000 change in operating assets and liabilities is partially attributable to a $111,000 increase in interest payable for the 8.5% Convertible Notes, a $3.5 million increase in prepaid and other assets, and a $3.7 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018 was $8.9 million and includes proceeds of $36.0 million from the maturity of life settlements, offset by $44.9 million for premiums paid on life settlements.

Net cash used in investing activities for the six months ended June 30, 2017 was $10.8 million and includes proceeds of $26.2 million from the maturity of life settlements and redemption proceeds of $5.0 million from certificates of deposit. This was offset by $42.0 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $26.0 million and includes $45.6 million of borrowings from the White Eagle Revolving Credit Facility, offset by $19.5 million in repayment of borrowings under the White Eagle Revolving Credit Facility.

Net cash provided by financing activities for the six months ended June 30, 2017 was $39.2 million and includes $43.0 million of borrowings from the White Eagle Revolving Credit Facility and $1.9 million of borrowings from the Amended and Restated Bridge Notes. These were offset by $5.7 million in repayment under the White Eagle Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At June 30, 2018, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of June 30, 2018, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of June 30, 2018:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	18.5%	21.1%	A1	AA-
Lincoln National Life Insurance Company	23.4%	19.8%	A1	AA-

Interest Rate Risk

At June 30, 2018, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At June 30, 2018, the applicable LIBOR rate was 2.11%.

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

As of June 30, 2018, we owned life settlements with a fair value of $569.4 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the applicable White Eagle Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the six months ended June 30, 2018, see "Litigation" under Note 17, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

In addition to our risk factors disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2017, investors should also consider the following additional risk factor.

We may not have sufficient resources to pay the premiums on our policies.

Generally, White Eagle borrows under the White Eagle Revolving Credit Facility to pay premiums on all of the life insurance policies pledged as collateral thereunder, which constitute approximately 99% of our policies. If we do not have sufficient funds available to pay the premiums, we may be forced to obtain such funds by an alternative method, such as increasing the capacity of the White Eagle Revolving Credit Facility, selling some pledged policies in accordance with the terms of the White Eagle Revolving Credit Facility, or otherwise. There can be no assurance that we will be able to achieve such an alternative in time to make timely premium payments or at all.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Default Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

None

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith	SEC File #
3.1	Amendment No 2 to Bylaws of Emergent Capital, Inc.	8-K	3.1	6/5/2018		001-35064
4.1	First Supplemental Indenture Dated as of January 10, 2018, by and between Emergent Capital, Inc., and Wilmington Trust, National Association, as Indenture Trustee		4.1		*
10.1	Letter Agreement dated July 10, 2018 by and among Emergent Capital Inc, SB Holdings, Inc. and Sherman, Clay & Co.	8-K	10.1	7/16/2018		001-35064
10.2	2010 Omnibus Incentive Plan Form Stock Appreciation Rights Award Agreement.		10.2		*
10.3	Commitment Letter from PJC Investments, LLC dated August 20, 2018.		10.3		*
10.4	Commitment Letter from River City Capital, LLC dated August 20, 2018.		10.4		*
10.5	Commitment Letter from Evermore Global Advisor, LLC dated August 20, 2018.		10.5		*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	Interactive Data Files				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emergent Capital, Inc.

/s/ Miriam Martinez	Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date August 20, 2018