Form 10-Q
period 2018-09-30
EMERGENT CAPITAL, INC.
filed 2018-11-16
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

(561) 995-4200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 15, 2018, the Registrant had 158,125,928 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED September 30, 2018

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

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$2,209	$18,131
Cash and cash equivalents (VIE Note 4)	29,347	13,136
Certificates of deposit	1,016	1,010
Prepaid expenses and other assets	767	617
Prepaid expenses and other assets (VIE Note 4)	48	53
Deposits - other	1,377	1,377
Life settlements, at estimated fair value (Note 15)	1,043	750
Life settlements, at estimated fair value (VIE Note 4 & Note 15)	587,810	566,742
Receivable for maturity of life settlements (VIE Note 4)	48,435	30,045
Fixed assets, net	90	145
Investment in affiliates	2,384	2,384
Total assets	$674,526	$634,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,831	$2,015
Accounts payable and accrued expenses (VIE Note 4)	1,243	753
Other liabilities	217	451
Other liabilities (VIE Note 4)	48	—
Interest payable - 8.5% Convertible Notes (Note 10)	21	46
8.5% Convertible Notes, net of discount and deferred debt costs (Note 10)	1,160	1,098
Interest payable - 5.0% Convertible Notes (Note 11)	485	1,432
5.0% Convertible Notes, net of discount and deferred debt costs (Note 11)	69,535	68,654
Interest payable - 8.5% Senior Secured Notes (Note 13)	124	132
8.5% Senior Secured Notes, net of deferred debt costs (Note 13)	34,124	33,927
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 4 & Note 9)	367,931	329,240
Total liabilities	476,719	437,748
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at September 30, 2018 and December 31, 2017; 159,028,458 issued and 158,420,458 outstanding as of September 30, 2018;158,495,399 issued and 157,887,399 outstanding as of December 31, 2017)	1,590	1,585
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of September 30, 2018 and December 31, 2017)	—	—
Treasury Stock, net of issuance cost (608,000 shares as of September 30, 2018 and December 31, 2017)	(2,534)	(2,534)
Additional paid-in-capital	334,118	333,629
Accumulated deficit	(135,367)	(136,038)
Total stockholders’ equity	197,807	196,642
Total liabilities and stockholders’ equity	$674,526	$634,390
 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 8 & 15)	$29,299	$24,372	$40,219	$53,294
Other income	415	116	649	245
Total income	29,714	24,488	40,868	53,539
Expenses
Interest expense	7,982	9,773	23,383	25,471
Loss on extinguishment of debt	—	2,018	—	2,018
Change in fair value of White Eagle Revolving Credit Facility (Notes 9 & 15)	6,566	1,163	4,189	11,209
Personnel costs	623	2,040	2,329	4,174
Legal fees	446	821	3,080	2,473
Professional fees	1,755	667	4,654	3,475
Insurance	193	198	590	587
Other selling, general and administrative expenses	398	381	1,370	1,294
Total expenses	17,963	17,061	39,595	50,701
Income (loss) from continuing operations before income taxes	11,751	7,427	1,273	2,838
(Benefit) provision for income taxes	(2,537)	3,210	584	3,210
Net income (loss) from continuing operations	$14,288	$4,217	$689	$(372)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(13)	(33)	(18)	(257)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	(13)	(33)	(18)	(257)
Net income (loss)	$14,275	$4,184	$671	$(629)
Basic income (loss) per share:
Continuing operations	$0.09	$0.04	$—	$(0.01)
Discontinued operations	$—	$—	$—	$—
Net income (loss) - basic	$0.09	$0.04	$—	$(0.01)
Diluted income (loss) per share:
Continuing operations	$0.07	$0.03	$—	$(0.01)
Discontinued operations	$—	$—	$—	$—
Net income (loss) - diluted	$0.07	$0.03	$—	$(0.01)
Weighted average shares outstanding:
Basic	155,872,138	115,462,646	155,824,327	57,580,062
Diluted	210,535,600	137,083,825	174,415,402	57,580,062
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2018	158,495,399	$1,585	(608,000)	$(2,534)	$333,629	$(136,038)	$196,642
Net income	—	—	—	—	—	671	671
Issue of common stock, net	25,000	—	—	—	9	—	9
Stock-based compensation	550,000	5	—	—	485	—	490
Retirement of common stock	(41,941)	—	—	—	(5)	—	(5)
Balance, September 30, 2018	159,028,458	$1,590	(608,000)	$(2,534)	$334,118	$(135,367)	$197,807
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities
Net income (loss)	$671	$(629)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	68	78
8.5% Convertible Notes debt modification costs	—	2,537
Amortization of discount and deferred costs for 8.5% Convertible Notes	62	2,413
Amortization of deferred costs for 15.0% Senior Secured Notes	—	184
Amortization of discount and deferred cost for 5.0% Convertible Notes	880	199
Amortization of deferred costs for 8.5% Senior Secured Notes	198	35
Loss on extinguishment of debt	—	2,018
Stock-based compensation expense	485	340
Finance cost and fees withheld by borrower	716	686
Interest Paid in Kind on 8.5% Convertible Notes	—	6,288
Change in fair value of life settlements	(40,219)	(53,294)
Change in fair value of White Eagle Revolving Credit Facility	4,189	11,209
Interest income	(59)	(14)
Deferred tax liability	—	2,332
Change in assets and liabilities:
Deposits - other	—	(30)
Prepaid expenses and other assets	(100)	142
Accounts payable and accrued expenses	316	1,865
Other liabilities	(186)	(125)
Current tax liability	—	878
Interest payable - 8.5% Convertible Notes	(25)	(2,251)
Interest payable - 5.0% Convertible Notes	(948)	485
Interest payable - 15.0% Senior Secured Notes	—	(213)
Interest payable - 8.5% Senior Secured Notes	(8)	124
Net cash used in operating activities	(33,960)	(24,743)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(5)	(4)
Certificate of deposit	—	5,025
Premiums paid on life settlements	(67,577)	(63,101)
Proceeds from maturity of life settlements	68,045	34,373
Net cash provided by/(used in) investing activities	463	(23,707)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	68,383	64,400
Repayment of borrowings under White Eagle Revolving Credit Facility	(34,597)	(17,214)
Proceeds from 8.5% Senior Secured Notes	—	5,000
Proceeds from issue of common stock, net	—	19,188
Payment under finance lease obligations	—	(25)
Borrowings under 15.0% Promissory Note	—	2,763
Payment of Recapitalization Transaction Closing Costs	—	(1,287)
Net cash provided by financing activities	33,786	72,825
Net increase (decrease) in cash and cash equivalents	289	24,375
Cash and cash equivalents, at beginning of the period	31,267	11,318
Cash and cash equivalents, at end of the period	$31,556	$35,693
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$23,214	$14,851
Supplemental disclosures of non-cash financing activities:
Repayment of 15.0 % Senior Secured Notes Principal, Interest and Penalty through Recapitalization Transaction	$—	$31,675
Issue of 8.5% Senior Secured Notes through Recapitalization Transaction	$—	$30,000
Recapitalization Transaction Closing Cost and Other Costs withheld from Proceeds	$—	$4,338
Repayment of 15% Promissory Note Principal and Interest through Recapitalization Transaction	$—	$2,799
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

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

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and have the Company cause its direct and indirect subsidiaries change their fiscal year ends, from December 31 to November 30, effective immediately. The Company will file a transition report on Form 10-K in accordance with SEC rules and regulations.

Emergent Capital, through its subsidiary companies, owns a portfolio of 590 life insurance policies, also referred to as life settlements, with a fair value of $588.9 million and an aggregate death benefit of approximately $2.8 billion at September 30, 2018. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 588 of these policies, with an aggregate death benefit of approximately $2.8 billion and a fair value of approximately $587.8 million at September 30, 2018, are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At September 30, 2018, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.0 million, were not pledged as collateral under the White Eagle Revolving Credit Facility.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the cost method of accounting. The special purpose entity was to fulfill specific objectives. All significant intercompany balances and transactions have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility (as defined below), as detailed herein. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 588 policies, with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $587.8 million at September 30, 2018.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for future periods or for the year ending December 31, 2018. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $135.4 million as of September 30, 2018. Cash flows used in operating activities were $34.0 million for the nine months ended September 30, 2018 and $34.8 million for the year ended December 31, 2017. As of September 30, 2018, the Company had approximately $31.6 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $2.2 million is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $29.3 million being restricted by the White Eagle Revolving Credit Facility.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility subject to results of ongoing negotiations with the lenders (see below), strategic capital market raises, pledged policy sales (subject to certain asset sale restrictions as documented below) and cash on hand.

As of the filing date of this Form 10-Q, the outstanding principal on the White Eagle Revolving Credit Facility was approximately $358.6 million, with approximately $11.4 million undrawn and $23.0 million received in maturity proceeds awaiting distribution through the waterfall to repay principal and interest. The maximum lender's commitment for the facility is $370 million. White Eagle's current cash flow forecast indicates a probability that it may reach the limit on its ability to make additional borrowings by the end of December 2018, assuming no further collection of receivables. The timing could be later if any maturity proceeds are received. White Eagle is currently in negotiations with the lender, although no assurance can be given as to any changes to the current terms.

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

As of the filing date of this Form 10-Q, we had approximately $31.0 million of cash and cash equivalents and certificates of deposit of $500,000, of this amount, approximately $2.4 million is available for normal operations, with approximately $28.1 million being restricted by the White Eagle Revolving Credit Facility. In considering our forecast for the next twelve months and the White Eagle Revolving Credit Facility ongoing negotiations, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet their financial needs.

Subsequent Event

On November 14, 2018, Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. See Note 20, " Subsequent Events," of the accompanying consolidated financial statements for further information.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the three months and nine months ended September 30, 2018 and 2017, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 7, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

(3) Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015- 05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. If a cloud computing arrangement includes a license to internal-use software, then the software license is accounted for by the customer in accordance with Subtopic 350-40.If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. During the comment period and after the issuance of Update 2015-05, several stakeholders requested that the Board provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. In August 2018, the Board released the amendments on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements to Leases (Topic 842) primarily to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. The amendments in this Update address stakeholders’ concerns about the requirement for lessors to separate components of a contract by providing lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. The amendments in this Update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02.

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820 among others: 1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy 2 2) The policy for timing of transfers between levels . The following disclosure requirements were part of the modifications in Topic 820:1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Lastly, the following disclosure requirements were added to Topic 820: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB and the International Accounting Standards Board ("IASB") standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. This ASU became effective during nine months ended September 30, 2018, but did not have any have a material impact on our financial position, results of operations or cash flows on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU provides specific guidance on eight cash flow classification issues that are either unclear or not included in current GAAP. These cash flow classification issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU became effective during nine months ended September 30, 2018, but did not have any have a material impact on its financial position, results of operations or cash flows on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory ("ASU 2016-16"). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard during the nine months ended September 30, 2018 which resulted in the elimination of a deferred income tax charge of $17.6 million gross related to prior year sales of life settlement policies to its Ireland subsidiaries. The adoption resulted in a reduction of the valuation allowance and had no impact on earnings.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of September 30, 2018 and December 31, 2017, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIE		Non-consolidated VIE
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
September 30, 2018	$665,640	$369,222	$2,384	$2,384
December 31, 2017	$609,976	$329,993	$2,384	$2,384

As of September 30, 2018, 588 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $587.8 million were pledged as collateral under the White Eagle Revolving Credit Facility. In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017.

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheet as of September 30, 2018 and December 31, 2017, respectively.

(5) Earnings Per Share

As of September 30, 2018 and 2017, there were 159,028,458 and 156,572,976 shares of common stock issued, respectively, and 158,420,458 and 155,964,976 shares of common stock outstanding, respectively. Outstanding shares as of September 30, 2018 and 2017 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months and nine months ended September 30, 2018 and 2017 (in thousands except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018(1)	2017(3)	2018(2)	2017(3)(4)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$14,288	$4,217	$689	$(372)
Net income (loss) from discontinued operations	(13)	(33)	(18)	(257)
Numerator for basic EPS - net income (loss) attributable to common stockholders	$14,275	$4,184	$671	$(629)
Add back convertible notes interest	1,306	—	3,862	—
Numerator for diluted earnings per share - net income (loss) attributable to common stockholders	15,581	4,184	4,533	(629)
Basic income (loss) per common share:
Basic income (loss) from continuing operations	$0.09	$0.04	$—	$(0.01)
Basic income (loss) from discontinued operations	—	—	—	—
Basic income (loss) per share available to common shareholders	$0.09	$0.04	$—	$(0.01)
Diluted income (loss) per common share:
Diluted income (loss) from continuing operations	0.07	$0.03	$—	$(0.01)
Diluted income (loss) from discontinued operations	—	—	—	—
Diluted income (loss) per share available to common shareholders	$0.07	$0.03	$—	$(0.01)
Denominator:
Basic	155,872,138	115,462,646	155,824,327	57,580,062
Diluted	210,535,600	137,083,825	174,415,402	57,580,062

(1)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights and 2,000,000 shares of common stock underlying warrants, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS does not include $85,000 shares of common stock underlying options, $100,000 shares of stock appreciation rights, 2,000,000 shares of common stock underlying warrants, and up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

(3)
The computation of diluted EPS did not include 122,522 shares of restricted stock, 556,827 shares of common stock underlying options, 6,240,521 shares of common stock underlying warrants, up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes and up to 181,249 shares of common stock issuable upon conversion of the 8.5% Convertible Notes, as the effect of their inclusion would have been anti-dilutive.

(4)	The computation of diluted EPS did not include 21,621,179 warrants as the effect of their inclusion would have been anti-dilutive.

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

Options

As of December 31, 2017, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during the three months and nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, options to purchase 85,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the nine months ended September 30, 2018:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2018	542,102	$8.75	1.33	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(457,102)	$9.09	—
Options expired	—	—	—
Options outstanding, September 30, 2018	85,000	$6.94	1.68	$—
Exercisable at September 30, 2018	85,000	$6.94	1.68
Unvested at September 30, 2018	—	—	—	$—

As of September 30, 2018, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred stock-based compensation expense of approximately $274,000 and $77,000 relating to restricted stock granted to its board of directors and certain employees during the three months ended September 30, 2018 and 2017, respectively, and approximately $485,000 and $340,000 during the nine months ended September 30, 2018 and 2017, respectively.

During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which were subject to a one year vesting period that commenced on the date of grant. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 65,212 shares of restricted stock of approximately $0 and $106,000 during the three months and nine months ended September 30, 2017, respectively. The 65,212 shares of restricted stock vested during the year ended December 31, 2017.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $0 and $60,000 related to these 200,000 shares of restricted stock during the three months ended September 30, 2018 and 2017, respectively and $23,000 and $217,000 during the nine months ended September 30, 2018 and 2017, respectively. Approximately 20,000 shares of restricted stock were forfeited during the nine months ended September 30, 2018 with the balance of 74,000 shares of restricted stock vested during the nine months ended September 30, 2018.

During the year ended December 31, 2017, the Company granted 51,132 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $17,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 51,132 shares of restricted stock of approximately $0 during the three months and nine months ended September 30, 2018. Approximately 42,610 shares of restricted stock vested during the year ended December 31, 2017, with 8,522 vested during the three months and nine months September 30, 2018.
During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $133,000 and $313,000 related to these 2,000,000 shares of restricted stock during the three months and nine months ended September 30, 2018. All 2,000,000 shares remained unvested at September 30, 2018.
During the nine months ended September 30, 2018, the Company granted 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a two and three year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $6,000 and $13,000 related to these 150,000 shares of restricted stock during the three months and nine months ended September 30, 2018. All 150,000 shares remained unvested at September 30, 2018.

During the nine months ended September 30, 2018, the Company established an ad hoc Capital Structure Committee, (the "Committee") consisting of members of the board of directors, to undertake a review of the Company's capital structure. As compensation to the sole non-employee member of the Committee, the Company granted 400,000 restricted stock units under the Omnibus Plan, which will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee. The fair value of the restricted stock was valued at approximately $128,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 400,000 restricted stock units of approximately $125,000 and $128,000 during the three months and nine months ended September 30, 2018. The 400,000 restricted stock units vested during the three months and nine months September 30, 2018.

The following table presents the activity of the Company’s unvested shares of restricted stock for the nine months ended September 30, 2018:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2018	2,102,522
Granted	550,000
Vested	(482,522)
Forfeited	(20,000)
Outstanding September 30, 2018	2,150,000

The aggregate intrinsic value of the awards of 150,000 and 2,000,000 shares is $41,000 and $395,000, respectively and the remaining weighted average life of these awards is 1.79 years and 1.13 years respectively as of September 30, 2018. As of September 30, 2018, a total of $437,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the nine months ended September 30, 2018, the Company issued 100,000 SARs to the sole non-employee member of the Committee, which will expire 10 years after the date the SARs were granted. The SARs will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee and have a fair value of $9,000 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The Company incurred stock-based compensation expense of $9,000 related to these 100,000 SARs during the three months and nine months ended September 30, 2018. The 100,000 SARs units vested during the three months and nine months September 30, 2018.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total income	$—	$—	$17	$33
Total expenses	13	33	35	$290
Income (loss) before income taxes	(13)	(33)	(18)	(257)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations, net of income taxes	$(13)	$(33)	$(18)	$(257)

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

As of September 30, 2018 and December 31, 2017, the Company owned 590 and 608 policies, respectively, with an aggregate estimated fair value of life settlements of $588.9 million and $567.5 million, respectively.

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at September 30, 2018 was 7.8 years. The following table describes the Company’s life settlements as of September 30, 2018 (dollars in thousands):

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	6	$23,575	$28,540
1 - 2	16	37,103	58,465
2 - 3	29	63,772	124,616
3 - 4	42	69,064	164,538
4 - 5	57	99,244	285,847
Thereafter	440	296,095	2,132,646
Total	590	$588,853	$2,794,652
*Based on remaining life expectancy at September 30, 2018, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 14, "Fair Value Measurements" of the accompanying consolidated financial statements.

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

During the three months ended September 30, 2018 and 2017, the Company experienced maturities of 6 and 3 life insurance policies, respectively, with face amounts totaling $32.5 million and $16.5 million, respectively, resulting in a net gain of approximately $20.1 million and $11.6 million, respectively.

During the nine months ended September 30, 2018 and 2017, the Company experienced maturities of 18 and 10life insurance policies with face amounts totaling86.4 million and $59.6 million, respectively, resulting in a net gain of approximately $48.1 million and$30.6 million, respectively.

The below is an analysis of policy maturities for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Face value	$32,500	$16,500	$86,435	$59,573

Cost*	14,427	2,516	29,518	9,800
Accumulated Change in Fair Value*	(2,018)	2,388	8,826	19,169
Carrying Value	12,409	4,903	38,344	28,969

Gain on Maturities	$20,091	$11,597	$48,091	$30,603

Number of Policies	6	3	18	10

* Cost includes purchase price and premiums paid into the policy to date of maturity. Accumulated change in fair value is impacted by changes in discount rate, updated life expectancy estimates on the life insurance policy and cost of insurance increase.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of September 30, 2018, are as follows (in thousands):

Remainder of 2018	$23,649
2019	100,689
2020	103,875
2021	103,316
2022	99,404
Thereafter	794,442
$1,225,375

The amount of $1.23 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

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

General and Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 588 life insurance policies with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $587.8 million are pledged as collateral under the White Eagle Revolving Credit Facility at September 30, 2018. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date: (i) the initial advance and all additional advances to acquire additional pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of fees and expense deposits and other fees and expenses funded and to be funded as approved by the required lenders, less (iv)  any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At September 30, 2018, $6.5 million was undrawn and $4.7 million was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, the amount available is what is required to pay expenses and keep the policies in force as of the calculation date.

Amortization and Distributions. Proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After distributions for premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio as illustrated below where the valuation is determined by the lenders:

LTV	Premiums, Interest & Other Fees	Principal	Distribution to White Eagle - 55%	Lender Participation - 45%
N/A	100%	—%	—%	—%
>65%	N/A	100%	—%	—%
50-65%	N/A	70%	16.5%	13.5%
35-50%	N/A	55%	24.8%	20.3%
0-35%	N/A	45%	30.3%	24.8%

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of September 30, 2018, the cash interest coverage ratio was 4.68:1 and the loan to value ratio was 66%, as calculated using the lenders' valuation. It should be noted that although the Company met the required cash interest coverage ratio at quarter end, the loan to value threshold was not met at the end of the quarter, as a result, the Company will not participate in any cash flow sweep subsequent to the quarter end.

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

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the three months and nine months ended September 30, 2018, approximately $12.8 million and $44.2 million, respectively, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Clause	Amount		Use of Proceeds
First:	$84	$251	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	26	43	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	5,844	16,716	Administrative Agent - Accrued and Unpaid Interest
Sixth:	6,854	26,397	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	—	340	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved - $0
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	416	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$12,808	$44,163

Approximately $7.8 million of the amount distributed during the nine months ended September 30, 2018 was from maturity proceeds collected during the year ended December 31, 2017.

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

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed through the waterfall as shown above (in thousands):

Face value collected in 2017 and distributed in 2018	$7,759
Face value collected and distributed during the nine months ended September 30, 2018	36,045
Face value collected in current quarter	32,000
Other collections*	805
Total waterfall collection	76,609
Less: Total waterfall distribution during the nine months ended September 30, 2018	(44,163)
Less: Early principal repayment during the three and nine months ended September 30, 2018	(8,200)
Total to be distributed subsequent to the quarter ended September 30, 2018	24,246

*Includes refund of premiums and interest earned on maturity proceeds

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the three months and nine months ended September 30, 2018 and 2017, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	2018	2017	2018	2017
Amount drawn for premium payments	$16,577	$21,056	$67,189	$63,305
Amount drawn in fees to service providers	629	631	1,910	1,781
Total amount drawn	$17,206	$21,687	$69,099	$65,086

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 29, 2017, the LIBOR floor increased from 1.69% to 2.11%. The effective rate at September 30, 2018 and 2017 was 6.61% and 6.19%, respectively.

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Total interest expense on the facility during the three months and nine months ended September 30, 2018 and 2017 paid through the waterfall distribution from maturity proceeds or paid directly by White Eagle was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest paid through waterfall	$5,844	$4,600	$16,716	11,294
Interest paid by White Eagle	—	—	—	782
Participation interest paid through waterfall	—	—	340	—
Total interest expense	$5,844	$4,600	$17,056	$12,076

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also includes cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no cash interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of September 30, 2018, the cash interest coverage ratio was 4.68:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

At September 30, 2018, the fair value of the outstanding debt was $367.9 million and the borrowing base was approximately $368.3 million, which includes $363.5 million of outstanding principal. Approximately $4.7 million was available to borrow under the White Eagle Revolving Credit Facility. Subsequent to the quarter end, approximately $18.1 million was repaid towards the outstanding principal.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At September 30, 2018, approximately $24.2 million included in restricted cash and cash equivalents (VIE) was on account with White Eagle awaiting distribution through the waterfall.

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

As of September 30, 2018, the carrying value of the Convertible Notes was $1.2 million, net of unamortized debt discounts and origination costs of $30,000 and $4,000, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.

During the three months ended September 30, 2018, the Company recorded $46,000 of interest expense on the Convertible Notes, including $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $3.4 million during the three months ended September 30, 2017, which included $2.5 million, $499,000, $317,000 and $47,000 from a onetime debt modification cost, interest, amortizing debt discounts and origination costs, respectively.

During the nine months ended September 30, 2018, the Company recorded $138,000 of interest expense on the Convertible Notes, including $76,000, $54,000 and $8,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $9.2 million during the nine months ended September 30, 2017, which included $4.1 million, $2.5 million, $2.1 million and $311,000 from interest, onetime debt modification cost, amortizing debt discounts and origination costs, respectively.

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

As of September 30, 2018, the carrying value of the New Convertible Notes was $69.5 million, net of unamortized debt discounts and origination costs of $5.5 million and $813,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months ended September 30, 2018, the Company recorded $1.3 million of interest expense on the New Convertible Notes, including $948,000, $272,000 and $40,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $863,000 during the three months ended September 30, 2017, which included $664,000, $173,000 and $26,000 from interest, amortizing debt discounts and origination costs, respectively.

During the nine months ended September 30, 2018, the Company recorded $3.7 million of interest expense on the New Convertible Notes, including $2.8 million, $767,000 and $114,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $863,000 during the nine months ended September 30, 2017, which included $664,000, $173,000 and $26,000 from interest, amortizing debt discounts and origination costs, respectively.

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
During the three months ended September 30, 2017, the Company recorded approximately $337,500 of interest on the 15.0% Senior Secured Note.
During the nine months ended September 30, 2017, the Company recorded approximately $2.8 million of interest on the 15.0% Senior Secured Note which included $2.6 million of interest and $184,000 of amortizing debt issuance costs, respectively.

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

On January 10, 2018, the Company commenced the process of appointing a liquidator to liquidate Blue Heron. The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months, and liquidation was still pending at September 30, 2018. Blue Heron is an inactive subsidiary of the Company. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"),entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement Pledge and Security Agreement, dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

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

At September 30, 2018, the outstanding principal of the 8.5% Senior Secured Notes was $35.0 million with a carrying value of $34.1 million, net of unamortized debt issuance cost of $876,000.
During the three months ended September 30, 2018, the Company recorded approximately $828,000 of interest expense on the 8.5% Senior Secured Notes, which includes $760,000 of interest and $68,000 of amortizing debt issuance costs, respectively compared to approximately $546,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended September 30, 2017, which includes $511,000 of interest and $35,000 of amortizing debt issuance costs, respectively.
During the nine months ended September 30, 2018, the Company recorded approximately $2.5 million of interest expense on the 8.5% Senior Secured Notes, which includes $2.3 million of interest and $198,000 of amortizing debt issuance costs, respectively, compared to approximately $546,000 of interest expense on the 8.5% Senior Secured Notes, during the nine months ended September 30, 2017, which includes $511,000 of interest and $35,000 of amortizing debt issuance costs, respectively.

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

The Company drew approximately $870,000 and $2.8 million on the Amended and Restated Bridge Note and recorded interest expense of approximately $25,000 and $36,000 for the three months and nine months ended September 30, 2017, respectively.
All outstanding principal and interest amounts due under the Amended and Restated Bridge Note were repaid on July 28, 2017 in connection with the Transaction Closing.

(15) Fair Value Measurements

The Company carries life settlements and debt under the White Eagle Revolving Credit Facility at fair value as shown in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of September 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$588,853	$588,853
	$—	$—	$588,853	$588,853

The balances of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2018 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$367,931	$367,931
	$—	$—	$367,931	$367,931

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$567,492	$567,492
	$—	$—	$567,492	$567,492

The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$329,240	$329,240
	$—	$—	$329,240	$329,240

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 9/30/18	Aggregate death benefit at 9/30/18	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed	$98,680	$296,226	Discounted cash flow	Discount rate	14.50%	-	15.50%
				Life expectancy evaluation	(5.1 years)
Premium financed	$490,173	$2,498,426	Discounted cash flow	Discount rate	14.50%	-	21.50%
				Life expectancy evaluation	(8.2 years)
Total Life settlements	$588,853	$2,794,652	Discounted cash flow	Discount rate	15.66%
				Life expectancy evaluation	(7.8 years)
White Eagle Revolving Credit Facility	$367,931	$2,782,652	Discounted cash flow	Discount rate	19.27%
				Life expectancy evaluation	(7.8 years)

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

The Company provides medical records for each insured to life expectancy report providers ("LE providers"). Each LE provider reviews and analyzes the medical records and identifies all medical conditions it feels are relevant to the life expectancy determination of the insured. Debits and credits are assigned by each LE provider to the individual’s health based on identified medical conditions which are derived from the experience of mortality attributed to relevant conditions in the portfolio of lives that the LE provider monitors. The health of the insured is summarized by the LE provider into a life assessment of the individual’s life expectancy expressed both in terms of months and in mortality factor. The mortality factor represents the degree to which the given life can be considered more or less impaired than a life having similar characteristics (e.g. gender, age, smoking, etc.). For example, a standard insured (the average life for the given mortality table) would carry a mortality rating of 100%. A similar but impaired life bearing a mortality rating of 200% would be considered to have twice the chance of dying earlier than the standard life relative to the LE provider’s population. Since each provider’s mortality factor is based on its own mortality table, the Company calculates its own factors to apply to the table selected by the Company.

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

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$497,328	$(91,525)
-	$588,853	$—
-6	$686,026	$97,173

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at September 30, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 15.66% compared to 15.95% at December 31, 2017.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At September 30, 2018, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of September 30, 2018:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	18.8%	20.9%	A1	AA-
Lincoln National Life Insurance Company	23.3%	19.8%	A1	AA-

Estimated risk premium

As of September 30, 2018, the Company owned 590 policies with an estimated fair value of $588.9 million. Of these 590 policies, 516 were previously premium financed and are valued using discount rates that range from 14.50% to 21.50%. The remaining 74 policies, which are non-premium financed, are valued using discount rates that range from 14.50% to 15.50%. As of September 30, 2018, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 15.66%.

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

Weighted Average Rate Calculated Based on
Death Benefit	Rate Adjustment	Value	Change in Value
15.16%	-0.50%	$603,021	$14,168
15.66%	—	$588,853	$—
16.16%	+0.50%	$575,241	$(13,612)

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

White Eagle Revolving Credit Facility— As of September 30, 2018, 588 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 9, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

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

If all of the insured lives in the life settlement portfolio pledged under the White Eagle Revolving Credit Facility live six months shorter or longer than the life expectancies used to calculate the estimated fair value of the White Eagle Revolving Credit Facility debt, the change in estimated fair value would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
+6	$322,244	$(45,687)
	$367,931	$—
-6	$417,084	$49,153

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

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of September 30, 2018 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
18.77%	-0.50%	$375,101	$7,170
19.27%	—	$367,931	$—
19.77%	+0.50%	$361,006	$(6,925)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At September 30, 2018, the fair value of the debt was $367.9 million and the outstanding principal was approximately $363.5 million.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2018, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2018	$567,492
Purchase of policies	—
Change in fair value	40,219
Matured/lapsed/sold policies	(86,435)
Premiums paid	67,577
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2018	$588,853
Changes in fair value included in earnings for the period relating to assets held at September 30, 2018	$(11,420)

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2018, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2018	$329,240
Draws under the White Eagle Revolving Credit Facility	69,099
Payments on White Eagle Revolving Credit Facility	(34,597)
Unrealized change in fair value	4,189
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2018	$367,931
Changes in fair value included in earnings for period relating to liabilities held at September 30, 2018	$4,189

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2017, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, January 1, 2017	$498,400
Purchase of policies	—
Change in fair value	53,294
Matured/sold policies	(59,573)
Premiums paid	63,101
Transfers into level 3	—
Transfers out of level 3	—
Balance, September 30, 2017	$555,222
Changes in fair value included in earnings for the period relating to assets held at September 30, 2017	$19,992

The following table provides a roll-forward in the changes in fair value for the nine months ended September 30, 2017, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2017	$257,085
Draws under the White Eagle Revolving Credit Facility	65,086
Payments on White Eagle Revolving Credit Facility	(17,214)
Unrealized change in fair value	11,209
Transfers into level 3	—
Transfer out of level 3	—
Balance, September 30, 2017	$316,166
Changes in fair value included in earnings for the period relating to liabilities at September 30, 2017	$11,209
There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2018 and 2017.

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

(17) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $253,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $114,000 and $84,000 for the three months ended September 30, 2018 and 2017, respectively, $343,000 and $296,000 for the nine months ended September 30, 2018 and 2017, respectively.

During the three months ended September 30, 2018, the Company entered into a sublease agreement with a subtenant that commenced on October 1, 2018 and expires on September 15, 2020. The annual base rent of the subtenant is $78,000.

Employment Agreements

The Company has entered into employment agreements with certain of its officers, including with its chief financial officer, whose agreement provides for payments in the event that the executive terminates her employment with the Company due to a material change in the geographic location where the chief financial officer performs her duties or upon a material diminution of her base salary or responsibilities, with or without cause (the "2018 Martinez Agreement"). If the Company terminates the 2018 Martinez Agreement without cause or she resigns with Good Reason (as defined in the 2018 Martinez Agreement), she will be entitled to receive her base salary or $352,229, whichever is greater, through the twelve (12) months following such termination (the "Martinez Severance Period") as well as any bonus earned but not yet paid. If Ms. Martinez resigns for good reason, she will also be entitled to have the Company continue to pay its portion of healthcare premiums for plans in which she is participating immediately prior to the termination through the Martinez Severance Period. If such termination or resignation occurs within two years after a change in control (as defined in the 2018 Martinez Agreement), then in lieu of receiving her base salary, Ms. Martinez would be entitled to receive (i) accrued vacation days, (ii) a lump sum payment equal to the sum of two times her then base salary, (iii) a portion of her bonus prorated through the termination date that would be due to her when bonus payments are otherwise made for the year in which the termination occurs, (iv) any unpaid portion of a bonus for the year preceding the termination, and (v) reimbursement of COBRA healthcare costs through the Martinez Severance Period.

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

The Simony Agreement further provides that Mr. Simony is entitled to participate in all benefit plans provided to executives of the Company. If the Company terminates Mr. Simony’s employment without cause or he resigns with Good Reason (as defined in the Simony Agreement), the Simony Agreement provides that he will be entitled to receive his base salary through the six (6) months following such termination (the "Simony Severance Period") as well as any incentive bonus that has been declared or awarded to him for a prior fiscal year but has not yet been paid. If Mr. Simony resigns for good reason, he will also be entitled to have the Company continue to pay its portion of health care premiums for plans in which he is participating immediately prior to the termination through the Simony Severance Period.

On March 13, 2018, the Company entered into an employment agreement with Harvey Werblowsky (the "Werblowsky Agreement"), pursuant to which Mr. Werblowsky will continue to serve as Vice President, Chief Legal Officer and General Counsel of the Company. The term of the Werblowsky Agreement commenced on March 13, 2018 and continues for one year, with automatic one-year extensions unless (x) either Mr. Werblowsky or the Company gives written notice not to extend at least sixty (60) days’ prior to the end of the then-current term or (y) Mr. Werblowsky’s employment is terminated in accordance with the terms of the Werblowsky Agreement. Pursuant to the Werblowsky Agreement, Mr. Werblowsky will receive an annual base salary of $250,000.

The Werblowsky Agreement further provides that Mr. Werblowsky is entitled to participate in all benefit plans provided to executives of the Company. If the Company terminates Mr. Werblowsky’s employment without cause or he resigns with Good Reason (as defined in the Werblowsky Agreement), the Werblowsky Agreement provides that he will be entitled to receive his base salary through the six (6) months following such termination (the "Werblowsky Severance Period") as well as any incentive bonus that has been declared or awarded to him for a prior fiscal year but has not yet been paid. If Mr. Werblowsky resigns for good reason, he will also be entitled to have the Company continue to pay its portion of health care premiums for plans in which he is participating immediately prior to the termination through the Werblowsky Severance Period.

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

In January 2018, oral argument was held in the Eleventh Circuit Court of Appeals. In September 2018, the Circuit Court ruled that Florida is the jurisdiction for all the Sun Life cases.

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

(18) Stockholders’ Equity

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of September 30, 2018, options to purchase 85,000 shares of common stock granted to existing employees were outstanding, 100,000 shares of stock appreciation rights had been granted to directors and were vested during the three months ended September 30, 2018, 633,215 shares of restricted stock had been granted to directors with 408,522 shares vested during the three months ended September 30, 2018 and 2,270,000 shares of restricted stock units had been granted to certain employees, with a total of 2,150,000 shares subject to vesting. Approximately 120,000 shares have been vested since granted. There were 9,511,785 securities remaining for future issuance under the Omnibus Plan as of September 30, 2018.

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

Warrants

On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants expired seven years after the date of issuance during the nine months ended September 30, 2018.

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

In August 2017, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") by and between the Company and Brennan Opportunities Fund I LP ("Brennan"). Pursuant to the Securities Purchase Agreement, Brennan purchased from the Company 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million.

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

(19) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of 0.0% for the nine months ended September 30, 2018 and 2017, respectively. The Company’s quarterly effective income tax rates are based upon the Company’s annual estimated tax rate. The Company’s annual estimated tax rate varies based upon the Company’s expected annual federal taxable earnings, as well as on a mix of taxable earnings in the various state and foreign jurisdictions.

Based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the Nine Months Ended September 30, 2018, the Company does not expect that position to change and therefore is not recording any income tax benefit.

On December 22, 2017 the United States enacted the Tax Cuts and Jobs Act ("TCJA"). Under ASC 740, Income Taxes, the effects of new legislation are recognized upon enactment. Accordingly, Management has reviewed the legislation and addressed the provisions that are most relevant to its business, including the required accounting under ASC 740. Due to the complexities inherent in the tax law changes, the SEC released Staff Accounting Bulletin (SAB) No. 118 on December 22, 2017, to address the application of ASC 740 where a Company does not have the requisite information available, prepared or analyzed in reasonable detail to properly account for items under the TCJA. The SAB has provided that where a Company can make a reasonable estimate, it should record that estimate and make appropriate disclosures with updates during a measurement period of no more than a year from enactment.

The guidance provided by SAB 118 was applied to the Transition Tax enacted by the TCJA. The Company made its best estimate of the impact of the Transition Tax as of December 31, 2017 and concluded that no cash tax obligation would arise from the Transition Tax. During the quarter ended September 30, 2018, the Company changed its U.S. tax year from December 31st to November 30th and filed federal and state tax returns for the initial short year ended November 30, 2017. For the tax year ended November 30, 2017, the Company recognized a taxable dividend as it related to the Special Dividend Note issued on July 28, 2017 from Lamington Road, Ltd. ("Lamington"), its wholly-owned Irish subsidiary. The taxable dividend represented Lamington’s undistributed and previously untaxed accumulated earnings and profits ("E&P") of $45.4 million. As a result of the reduction in tax earnings and profits from the taxable dividend and Lamington’s loss activities through the applicable earnings and profits measurement date of December 31, 2017, Lamington has an earnings and profits deficit. Consequently, the Company has determined that it will not be subject to the Transition Tax.

The TCJA enacted Section 245A that eliminates U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also created a new regime under Section 951A referred to as the Global Intangible Low-Tax Income (GILTI). In general, under the GILTI, income earned in excess of a deemed return on tangible assets held by a controlled foreign corporation must be included as U.S. taxable income on a current basis by its U.S. shareholders. The GILTI is effective for tax years beginning after December 31, 2017. As applied to the Company, the GILTI will be effective for the Company’s tax year that begins December 1, 2018. The Company is in the process of exploring tax planning strategies to mitigate or eliminate the potential impacts of the GILTI.

On January 10, 2018 the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a Company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For ASC 740 purposes, the Company intends to adopt an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.

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

(20) Subsequent Events

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018, Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 cases are being administered under case numbers 18-12615 and 18-12614, respectively (together, the "Chapter 11 Cases"). Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle.

The commencement of the Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture. However, such defaults and events of default and their consequences were waived in advance of the Chapter 11 Cases by holders of a majority of the outstanding principal amounts of each of the 8.5% Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture. The commencement of the Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV Corporation, the lender under the White Eagle Revolving Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the White Eagle Revolving Credit Facility ("CLMG"), to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations.

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

Business Overview

Incorporated in Florida, Emergent Capital owns a portfolio of 590 life insurance policies, also referred to as life settlements, with a fair value of approximately $588.9 million and an aggregate death benefit of approximately $2.8 billion at September 30, 2018. The Company primarily earns income on its life insurance policies from changes in their fair value and through death benefits.

The Company has incurred substantial losses and reported negative cash flows from operating activities of $34.0 million for the nine months ended September 30, 2018 and $34.8 million for the year ended December 31, 2017. As of September 30, 2018, we had approximately $31.6 million of cash and cash equivalents and certificates of deposit of $1.0 million; of this amount, approximately $2.2 is available to pay premiums on the two unencumbered policies and other overhead expenses, with approximately $29.3 million being restricted by the White Eagle Revolving Credit Facility.

Liquidity

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility subject to results of ongoing negotiations with the lenders (see below), strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $31.0 million of cash and cash equivalents and certificates of deposit of $500,000, of this amount, approximately $2.4 million is available for normal operations, with approximately $28.1 million being restricted by the White Eagle Revolving Credit Facility. In considering our forecast for the next twelve months and the White Eagle Revolving Credit Facility ongoing negotiations with the lender, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q creates a substantial doubt of the Company’s ability to meet their financial needs.

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

During the nine months ended September 30, 2018, the Company received approval for shares of its common stocks to be traded on the OTCQX® Best Market. Trading on the OTCQX commenced on May 29, 2018 and will continue to trade under the ticker symbol "EMGC."
On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and have the Company cause its direct and indirect subsidiaries change their fiscal year ends, from December 31 to November 30, effective immediately. The Company will file a transition report on Form 10-K in accordance with SEC rules and regulations.

Revolving Credit Facility Events

Our indirect subsidiary, White Eagle, is the owner of 588 life insurance policies with an aggregate death benefit of approximately $2.8 billion and a fair value of approximately $587.8 million at September 30, 2018. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the White Eagle Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During the nine months ended September 30, 2018, 18 life insurance policies with face amounts totaling $86.4 million matured, resulting in a net gain of approximately $48.1 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the consolidated statements of operations for the nine months ended September 30, 2018. All policy maturities during the quarter served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $68.0 million were received during the nine months ended September 30, 2018, with $24.2 million awaiting distribution through the waterfall. Approximately $44.2 million inclusive of $7.8 million collected during the year ended December 31, 2017, was utilized to repay borrowings, interest and expenses under the White Eagle Revolving Credit Facility for the nine months ended September 30, 2018. Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2018 would be $23.8 million. White Eagle would be eligible to borrow approximately $23.8 million of this amount to pay premiums on policies secured by the White Eagle Revolving Credit Facility with approximately $38,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of September 30, 2018.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("TCJA"). TCJA created a new regime under Section 951A referred to as the Global Intangible Low-Tax Income (GILTI). In general, under the GILTI, income earned in excess of a deemed return on tangible assets held by a controlled foreign corporation must be included as U.S. taxable income on a current basis by its U.S. shareholders. The GILTI is effective for tax years beginning after December 31, 2017. As applied to the Company, the GILTI will be effective for the Company’s tax year that begins December 1, 2018. The Company is in the process of exploring tax planning strategies to mitigate or eliminate the potential impacts of the GILTI. On January 10, 2018, the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a Company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For ASC 740 purposes, the Company has adopted an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
End of Period — Policies Owned
Number of policies owned	590	611	590	611
Average age of insured	84.1	83.2	84.1	83.2
Average death benefit per policy	$4,737	$4,726	$4,737	$4,726
Average Life Expectancy — Calculated LE (Years)	7.8	8.5	7.8	8.5
Aggregate Death Benefit	$2,794,652	$2,887,827	$2,794,652	$2,887,827
Aggregate fair value	$588,853	$555,222	$588,853	$555,222
Monthly premium — average per policy	$13.9	$11.8	$13.9	$11.8
Period Maturities
Number of policies matured	6	3	18	10
Average age of insured at maturity	87.1	80.3	85.6	82.6
Average life expectancy - Calculated LE (Years)	4.7	6.8	4.7	4.4
Aggregate death benefit	$32,500	$16,500	$86,435	$59,573
Gains on maturity	$20,091	$11,597	$48,091	$30,603
Proceeds collected	$32,000	$8,200	$68,045	$34,373

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

Results of Continuing Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net loss from continued operations for the quarter ended September 30, 2018 was $14.3 million as compared to a net loss of $4.2 million for the same period last year. The following is our analysis of net loss for the period.

	Three Months Ended September 30,
	2018	2017	Change	% Change
Income	$29,714	$24,488	$5,226	21%	increase
Expenses	17,963	17,061	902	5%	increase
(Benefit) provision for income taxes	(2,537)	3,210	(5,747)	—%	decrease
Net income (loss)	$14,288	$4,217	$10,071	239%	increase

Income from continuing operations for the three months ended September 30, 2018 was mainly comprised of a gain on maturity of six policies with a net gain of approximately $20.1 million compared to a net gain on maturity of $11.6 million of three policies for the same period in 2017.

Total expenses from continuing operations for the three months ended September 30, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $5.8 million, $1.3 million on the 5% Convertible Notes, $828,000 on the 8.5% Senior Secured Notes and $46,000 on the 8.5% Convertible Notes.

Our income for the three months ended September 30, 2018 was impacted by a net tax benefit of approximately $2.5 million which includes an estimated tax expense of approximately $584,000 which represents cash taxes paid during the period and reversal of estimated tax expense from prior quarter of approximately $3.1 million.

Total expenses from continuing operations for the three months ended September 30, 2017 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $4.6 million, $3.4 million on the 8.5% Convertible Notes, $863,000 on the 5% Convertible Notes, $337,500 on the 15.0% Senior Secured Notes, $546,000 on the 8.5% Senior Secured Notes; $2.0 million loss on extinguishment of debt and a change in the fair value of the White Eagle Revolving Credit Facility of $1.2 million.

Income for the three months ended September 30, 2017 was impacted by a tax expense of approximately $3.2 million which comprised estimated cash taxes to be paid of approximately $878,000 and deferred tax expense of approximately $2.3 million.

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

See Note 19, "Income Taxes," to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Change in fair value of life settlements	$29,299	$24,372	$4,927	20%	increase

During the quarter ended September 30, 2018, six life insurance policies with face amounts totaling $32.5 million matured compared to three policies with face amounts of $16.5 million for the same period in 2017. The net gain of these maturities was $20.1 million and $11.6 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the quarters ended September 30, 2018 and 2017, respectively. Of the maturities during the quarter ended September 30, 2018, all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $32.0 million were received during the quarter ended September 30, 2018. Approximately $12.8 million in policy proceeds were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the quarter ended September 30, 2018. The Company recorded a $48.4 million receivable for maturity of life settlements at September 30, 2018 relating to policies pledged under the White Eagle Revolving Credit Facility.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health decreased, therefore, shortening their life expectancies relative to the prior life expectancies.

The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at September 30, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 15.66%, compared to 15.95% at December 31, 2017, which is lower than the rate at September 30, 2017 of 15.93%.

As of September 30, 2018, we owned 590 policies with an estimated fair value of $588.9 million compared to 608 policies with an estimated fair value of $567.5 million at December 31, 2017, an increase in estimated fair value of $21.4 million. Of the 590 policies, 588 policies were pledged pursuant to the White Eagle Revolving Credit Facility. There were no policy acquisitions during the three months ended September 30, 2018 and September 30, 2017. As of September 30, 2018, the aggregate death benefit of our life settlements was approximately $2.8 billion.

Of these 590 policies owned as of September 30, 2018, 516 were previously premium financed and are valued using discount rates that range from 14.50% – 21.50%. The remaining 74 policies are valued using discount rates that range from 14.50% – 15.50%.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Interest expense	$7,982	$9,773	$(1,791)	(18)%	decrease
Loss on extinguishment of debt	—	2,018	(2,018)	100%	decrease
Change in fair value of White Eagle Revolving Credit Facility	6,566	1,163	5,403	465%	increase
SG&A expenses	3,415	4,107	(692)	(17)%	decrease
Total Expense	$17,963	$17,061	$902	5%	increase

Interest expense (in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$5,844	$4,599	$1,245	27%	increase
8.5% Convertible Notes	46	3,400	(3,354)	(99)%	decrease
5% Convertible Notes	1,260	863	397	100%	increase
15.0% Senior Secured Notes	—	338	(338)	(100)%	decrease
8.5% Senior Secured Notes	828	546	282	100%	increase
15.0% Promissory Note	—	25	(25)	100%	decrease
Other	3	2	1	50%	increase
Total Interest Expense	$7,982	$9,773	$(1,791)	(18)%	decrease

Outstanding debt for the quarter ended September 30, 2018 included $363.5 million of outstanding principal on the White Eagle Revolving Credit Facility, $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.
The White Eagle Revolving Credit Facility interest expense shows an increase of approximately $1.2 million which is attributable to additional draws under the facility as well as an increase in the interest rate at December 31, 2017. Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate on the last business day of the preceding calendar year. At September 30, 2018, the applicable LIBOR rate was 2.11%.

The Company recorded $46,000 of interest expense on the 8.5% Convertible Notes, including $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, during the three months ended September 30, 2018.

During the three months ended September 30, 2018, the Company recorded $1.3 million of interest expense on the 5% Convertible Notes, including $948,000, $272,000 and $40,000 from interest, amortization of debt discount and origination costs, respectively.
During the three months ended September 30, 2018, the Company recorded approximately $828,000 of interest expense on the 8.5% Senior Secured Notes, which includes $760,000 of interest and $68,000 of amortizing debt issuance costs.

Of the interest expense of $9.8 million for the three months ended September 30, 2017, approximately $4.6 million of interest expense was attributable to the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 1.69% at September 30, 2017.

The Company recorded approximately $3.4 million of interest expense on the 8.5% Convertible Notes, which included $2.5 million, $499,000, $317,000 and $47,000 from a onetime debt modification cost, interest, amortizing debt discounts and origination costs, respectively, during the three months ended September 30, 2017.

The Company recorded approximately $863,000 on the 5% Convertible Notes, which included $664,000, $173,000 and $26,000 from interest, amortization of debt discount and origination costs, respectively, during the three months ended September 30, 2017, respectively.
The Company recorded approximately $337,500 of interest expense on the 15.0% Senior Secured Notes during the three months ended September 30, 2017. The debt was fully repaid during the year ended December 31, 2017.
The Company recorded approximately $546,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended September 30, 2017 which includes $511,000 of interest and $35,000 of amortizing debt issuance costs, respectively, during the three months ended September 30, 2017.
See Notes 9, "White Eagle Revolving Credit Facility," 10, "8.50% Senior Unsecured Convertible Notes," 11, "5.0% Senior Unsecured Convertible Notes," 12, "15.0% Senior Secured Notes," and 13 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Loss on extinguishment of debt (in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Loss on extinguishment of debt	$—	$2,018	$(2,018)	100%	decrease

During the three months ended September 30, 2017, approximately $2.0 million was recorded in loss on the extinguishment of debt for the 15.0% Senior Secured Notes, including $1.5 million and $518,000 related to prepayment penalty and write off of origination cost, respectively.

Change in fair value of Revolving Credit Facility (in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$6,566	$1,163	$5,403	465%	increase

At September 30, 2018, the White Eagle Revolving Credit Facility incurred a loss of approximately $6.6 million compared to a loss of $1.2 million for the same period in 2017. The loss in 2018 and 2017 are attributable to a combination of offsetting factors as discussed below.

During the three months ended September 30, 2018, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the shortening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rate used to value the facility.

During the three months ended September 30, 2017, the fair value was also impacted by increased borrowings and the lengthening of life expectancies certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rates.

The White Eagle Revolving Credit Facility is valued at September 30, 2018 using a discount rate of 19.27% compared to 18.33% for the three months ended September 30, 2017.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended September 30,
	2018	2017	Change	% Change
Personnel costs	$623	$2,040	$(1,417)	(69)%	decrease
Legal fees	446	821	(375)	(46)%	decrease
Professional fees	1,755	667	1,088	163%	increase
Insurance	193	198	(5)	(3)%	decrease
Other SG&A expenses	398	381	17	4%	increase
Total SG&A Expenses	$3,415	$4,107	$(692)	(17)%	decrease

The decrease in operating expenses was primarily a result of a decrease in personnel costs of $1.4 million, a decrease in legal expense of $375,000 offset by an increase in professional fees of $1.1 million and an increase in other operating expenses of $17,000.

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

Results of Discontinued Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	Change	% Change
Total income	$—	$—	$—	—%
Total expenses	13	33	(20)	(61)%	decrease
Income (loss) before income taxes	(13)	(33)	20	(61)%	decrease
Net income (loss), net of income taxes	$(13)	$(33)	$20	(61)%	decrease

Net loss from our discontinued structured settlement operations for the quarter ended September 30, 2018 was $13,000 compared to a net loss of $33,000 for the same quarter in 2017. There was $0 income from our discontinued structured settlement operations for the quarters ended September 30, 2018 and 2017.

Total expenses from our discontinued structured settlement operations were $13,000 for the quarter ended September 30, 2018 compared to $33,000 during the same period in 2017.

Results of Continuing Operations

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net income from continued operations for the nine months ended September 30, 2018 was $689,000 compared to $372,000 for the same period last year. The following is our analysis for the period.

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Income	$40,868	$53,539	$(12,671)	(24)%	decrease
Expenses	39,595	50,701	(11,106)	(22)%	decrease
Provision for income taxes	584	3,210	(2,626)	(82)%	decrease
Net income/(loss)	$689	$(372)	$1,061	(285)%	increase

Income for the nine months ended September 30, 2018 was comprised mainly of a gain on maturity of eighteen life settlements of $48.1 million compared to a net gain of $30.6 million on maturity of ten life settlements during the same period in 2017. Income for the nine months ended September 30, 2018 was negatively impacted by updated life expectancies procured by the Company in respect to the insureds' lives and maturities.

Total expenses from continuing operations for the nine months ended September 30, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $16.7 million; $3.7 million on the 5% Convertible Notes; $2.5 million on the 8.5% Senior Secured Notes; $138,000 on the 8.5% Convertible Notes and a change in the fair value of the White Eagle Revolving Credit Facility of $4.2 million.

Our income for the nine months ended September 30, 2018 was impacted by tax expense of approximately $584,000 relating to cash taxes paid during the period.

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

See Note 19, "Income Taxes" to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Change in fair value of life settlements	$40,219	$53,294	$(13,075)	(25)%	decrease

During the nine months ended September 30, 2018, eighteen life insurance policies with face amounts totaling $86.4 million matured compared to ten policies with face amounts totaling $59.6 million for the same period in 2017. The net gain of these maturities was $48.1 million and $30.6 million for 2018 and 2017, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the nine months ended September 30, 2018 and 2017. All eighteen of the maturities served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $68.0 million were received during the nine months ended September 30, 2018. Of this amount, approximately $44.2 million inclusive of approximately $7.8 million collected during the year ended December 31, 2017 was utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility. The Company also recorded a $48.4 million receivable for maturity of life settlements at September 30, 2018 relating to policies pledged under the White Eagle Revolving Credit Facility.

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

At September 30, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 15.66%, compared to 15.95% at December 31, 2017, which is lower than the rate at September 30, 2017 of 15.93%.

As of September 30, 2018, we owned 590 policies with an estimated fair value of $588.9 million compared to 608 policies with a fair value of $567.5 million at December 31, 2017, an increase of $21.4 million. Of the 590 policies, 588 policies were pledged to the White Eagle Revolving Credit Facility. As of September 30, 2018 the aggregate death benefit of our life settlements was approximately $2.8 billion.

Of the 590 policies owned as of September 30, 2018, 516 were previously premium financed and are valued using discount rates that range from 14.50% to 21.50%. The remaining 74 policies are valued using discount rates that range from 14.50% to 15.50%.

See Note 15, Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Interest expense	$23,383	$25,471	$(2,088)	(8)%	decrease
Loss on extinguishment of debt	—	2,018	(2,018)	100%	decrease
Change in fair value of Revolving Credit Facility	4,189	11,209	(7,020)	(63)%	decrease
SG&A expenses	12,023	12,003	20	—%	increase
Total Expense	$39,595	$50,701	$(11,106)	(22)%	decrease

Interest expense (in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$16,716	$12,075	$4,641	38%	increase
8.5% Convertible Notes	138	9,160	(9,022)	(98)%	decrease
5% Convertible Notes	3,724	863	2,861	332%	increase
15.0% Senior Secured Notes	—	2,784	(2,784)	(100)%	decrease
8.5% Senior Secured Notes	2,454	546	1,908	349%	increase
15.0% Promissory Note	—	36	(36)	(100)%	decrease
Participation Interest - White Eagle Revolving Credit Facility	340	—	340	100%	increase
Other	11	7	4	57%	increase
Total Interest Expense	$23,383	$25,471	$(2,088)	(8)%	decrease

Outstanding debt for the nine months ended September 30, 2018 included $363.5 million of outstanding principal on the White Eagle Revolving Credit Facility, $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.

The Company's outstanding debt increased by $54.3 million from $421.3 million at September 30, 2017 to $475.6 million at September 30, 2018. The increase is attributable to a net increase in principal of $54.3 million on the White Eagle Revolving Credit Facility.

Of the interest expense of $23.4 million for the nine months ended September 30, 2018, approximately $16.7 million represents interest paid on the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.69% to 2.11% at September 30, 2018.

Interest expense on the 8.5% Convertible Notes totaled $138,000, including $76,000, $54,000 and $8,000 from interest, amortizing debt discounts and origination costs, respectively during the nine months ended September 30, 2018.

The Company recorded $1.3 million of interest expense on the 5% Convertible Notes, including $948,000, $272,000 and $40,000 from interest, amortization of debt discount and origination costs, during the nine months ended September 30, 2018, respectively.
The Company recorded approximately $2.5 million of interest expense on the 8.5% Senior Secured Notes, during the nine months ended September 30, 2018 which includes $2.3 million of interest and $198,000 of amortizing debt issuance costs, respectively.

Of the interest expense of $25.5 million for the nine months ended September 30, 2017, approximately $12.1 million of interest expense was attributable to the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 1.69% at September 30, 2017.

Interest expense on the 8.5% Convertible Notes totaled $9.2 million, including $4.1 million, $2.5 million, $2.1 million and $311,000 representing interest, one time debt modification cost, amortization of debt discount and issuance costs, respectively during nine months ended September 30, 2017.

The Company recorded approximately $863,000 of interest expense on the 5% Convertible Notes which included $664,000, $173,000 and $26,000 from interest, amortizing debt discounts and origination costs, respectively, during the nine months ended September 30, 2017.

The Company recorded approximately $546,000 of interest expense on the 8.5% Senior Secured Notes, which includes $511,000 of interest and $35,000 of amortizing debt issuance costs, respectively during the nine months ended September 30, 2017.

We recorded $2.8 million of interest expense on the 15.0% Senior Secured Notes, including $2.6 million, and $184,000, from interest and amortizing debt issuance costs, respectively, during the nine months ended September 30, 2017.

See Notes 9, "White Eagle Revolving Credit Facility," 10, "8.50% Senior Unsecured Convertible Notes," 11, "5% Senior Unsecured Convertible Notes," 12, "15.0% Senior Secured Notes," 13, "8.5% Senior Secured Notes," and 14, "15.0% Promissory Note," to the accompanying consolidated financial statements for further information.

Loss on extinguishment of debt (in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Loss on extinguishment of debt	$—	$2,018	$(2,018)	(100)%	decrease

During the nine months ended September 30, 2017, approximately $2.0 million was recorded in loss on the extinguishment of debt for the 15.0% Senior Secured Notes, including $1.5 million and $518,000 related to prepayment penalty and write off of origination cost, respectively.

Change in fair value of Revolving Credit Facility (in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$4,189	$11,209	$(7,020)	(63)%	decrease

During the nine months ended September 30, 2018, the White Eagle Revolving Credit Facility incurred a loss of approximately $4.2 million compared to a loss of $11.2 million for the same period in 2017. The loss in 2018 and loss 2017 are attributable to a combination of offsetting factors as discussed below.

During the nine months ended September 30, 2018, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rate used to value the facility.

During the nine months ended September 30, 2017, the fair value was also impacted by increased borrowings offset by the shortening of life expectancy estimates for the policies pledged under the White Eagle Revolving Credit Facility, and a decrease in the discount rate.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Personnel costs	$2,329	$4,174	$(1,845)	(44)%	decrease
Legal fees	3,080	2,473	607	25%	increase
Professional fees	4,654	3,475	1,179	34%	increase
Insurance	590	587	3	1%	increase
Other SG&A	1,370	1,294	76	6%	increase
Total SG&A Expenses	$12,023	$12,003	$20	—%	increase

The increase in SG&A expenses was primarily a result of an increase in legal expense of $607,000, an increase in professional fees of $1.2 million, offset by a decrease in personnel cost of $1.8 million.

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

Results of Discontinued Operations

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Change	% Change
Total income (loss)	$17	33	$(16)	(48)%	decrease
Total expenses	35	290	(255)	(88)%	decrease
Income (loss) before income taxes	(18)	(257)	(275)	107%	decrease
Income tax benefit	—	—	—	—%
Net income (loss), net of income taxes	$(18)	$(257)	$239	(93)%	decrease

Net loss from our discontinued structured settlement operations for the nine months ended September 30, 2018 was $18,000 as compared to a net loss of $257,000 for the same period in 2017. Total income from our discontinued structured settlement operations was $17,000 compared to $33,000 for the nine months ended September 30, 2018 and 2017, respectively.

Total expenses from our discontinued structured settlement operations were $35,000 for the nine months ended September 30, 2018 compared to $290,000 incurred during the same period in 2017.

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

The payment of premiums to maintain the life insurance policies represents our most significant requirement for cash disbursement. On a quarterly basis, we calculate the minimum premium payments required to maintain the policies in-force. Over time, as an insured ages, the relevant premium payments will increase. Nevertheless, the probability we will actually be required to pay the premium decreases as mortality becomes more likely. In addition to premiums, we incur policy servicing costs, including updated medical records, updated life expectancies and securities intermediaries fees; in most cases, these amounts are determined by the number of policies we own. The majority of these costs relates to the 588 policies pledged as collateral under the White Eagle Revolving Credit Facility, and as a result, we are able to pay these cost through draws under the facility.

At September 30, 2018, we had approximately $31.6 million of cash and cash equivalents and certificates of deposit of $1.0 million. Of this amount, approximately $2.2 million was available to pay premiums on two policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility and for other overhead expenses, with approximately $29.3 million restricted to the White Eagle Revolving Credit Facility. We expect to meet our liquidity needs for the foreseeable future, to the extent we are able to do so, primarily through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility, policy sales (subject to the asset sale restrictions in our debt arrangements) cash on hand and board member capital commitments (see discussion on liquidity below).

For the nine months ended September 30, 2018, we paid $67.6 million in premiums to maintain our policies in force. Of this amount, approximately $67.5 million was paid by White Eagle through its borrowings. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, any distributions from available proceeds under the White Eagle Revolving Credit Facility will vary based on the respective, then current loan to value ratio. Accordingly, there can be no assurance as to when proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to the Company. Additionally, White Eagle cannot borrow under the facility to pay interest. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress our available cash. Assuming no policy maturities, as of September 30, 2018, we expect to pay $38,000 in premiums during the remainder of 2018 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility. As of September 30, 2018, the cash interest coverage ratio was 4.68:1 and the loan to value ratio was 66%, as calculated using the lenders' valuation. It should be noted that although the Company met the required cash interest coverage ratio at quarter end, the loan to value threshold was not met at the end of the quarter, and as a result, the Company will not participate in any cash flow sweep subsequent to the quarter end.

The following table illustrates the total amount of face value of life insurance policies owned, the trailing 12- months of life insurance policy maturities realized and premiums paid on our portfolio. The trailing 12-month maturities/premium coverage ratio indicates the ratio of policy maturities realized to premiums paid over the trailing 12-month period from our portfolio of life insurance policies.

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Maturities Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Maturities/Premiums Coverage Ratio (%)
March 31, 2015	3,001,987	27,188	57,723	47%
June 30, 2015	2,982,416	63,768	59,990	106%
September 30, 2015	2,997,903	67,468	63,124	107%
December 31, 2015	2,979,352	67,403	64,923	104%
March 31, 2016	2,969,670	67,195	66,049	102%
June 30, 2016	2,966,388	34,815	67,843	51%
September 30, 2016	2,953,796	43,915	69,430	63%
December 31, 2016	2,946,511	37,460	71,681	52%
March 31, 2017	2,908,876	62,330	75,609	82%
June 30, 2017	2,903,899	63,353	79,378	80%
September 30, 2017	2,887,827	67,053	82,032	82%
December 30, 2017	2,880,487	67,176	84,751	79%
March 31, 2018	2,852,803	57,026	86,561	66%
June 30, 2018	2,826,863	78,039	87,650	89%
September 30, 2018	2,794,652	94,039	89,263	105%

We believe that the life insurance policy maturities we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining policies in the portfolio but do expect that our portfolio cash flow on a period-to-period basis will remain inconsistent given its dependence on actual maturities.

At September 30, 2018, we had $75.8 million, $35 million and $1.2 million and in aggregate principal amount of outstanding 5% Convertible Notes, 8.5% Senior Secured Notes and 8.5% Convertible Notes, which accrue interest at 5.0%, 8.5%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes and the 8.5% Convertible Notes are due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly.

Liquidity

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of the receipt of death benefits from life insurance policy maturities, borrowings under the White Eagle Revolving Credit Facility subject to results of ongoing negotiations with the lender (see below), strategic capital market raises, policy sales (subject to certain asset sale restrictions) and cash on hand.

As of the filing date of this Form 10-Q, the outstanding principal on the White Eagle Revolving Credit Facility was approximately $358.6 million, with approximately $11.4 million undrawn and $23.0 million received in maturity proceeds awaiting distribution through the waterfall to repay principal and interest. The maximum lender's commitment for the facility is $370 million. White Eagle's current cash flow forecast indicates a probability that it may reach the limit on its ability to make additional borrowings by the end of December 2018, assuming no further collection of receivables. The timing could be later if any maturity proceeds are received. White Eagle is currently in negotiations with the lender, although no assurance can be given as to any changes to the current terms.

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

As of the filing date of this Form 10-Q, we had approximately $31.0 million of cash and cash equivalents and certificates of deposit of $500,000, of this amount, approximately $2.4 million is available for normal operations, with approximately $28.1 million being restricted by the White Eagle Revolving Credit Facility. In considering our forecast for the next twelve months and the White Eagle Revolving Credit Facility ongoing negotiations with the lender, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q creates a substantial doubt of the Company’s ability to meet their financial needs.

Subsequent Event

On November 14, 2018, Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. See Note 20, " Subsequent Events," of the accompanying consolidated financial statements for further information.

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

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At September 30, 2018, $6.5 million was undrawn and $4.7 million was available to borrow under the White Eagle Revolving Credit Facility. For a discussion of the calculation of the facility's borrowing base availability, see Note 9, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the accompanying consolidated financial statements for further information.

At September 30, 2018, the fair value of the debt under the White Eagle Revolving Credit Facility was $367.9 million, the borrowing base was approximately $368.3 million, including $363.5 million in outstanding principal. Interest calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $17.1 million inclusive of approximately $340,000 in participation interest was paid during the nine months ended September 30, 2018 from policy proceeds. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. At September 30, 2018, approximately $24.2 million included in cash and cash equivalents -VIE was on account with White Eagle for distribution through the waterfall.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At September 30, 2018, LIBOR was 2.11%.

8.50% Senior Unsecured Convertible Notes

At September 30, 2018, there was $1.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 outstanding (the "Convertible Notes"). For a description of the Convertible Notes see Note 10, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

5.0% Senior Unsecured Convertible Notes

At September 30, 2018, there was $75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes"). For a description of the New Convertible Notes see Note 11, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

8.5% Senior Secured Notes

At September 30, 2018, there was $35.0 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 13, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(33,960)	$(24,743)
Investing activities	463	(23,707)
Financing activities	33,786	72,825
Increase (decrease) in cash and cash equivalents	$289	$24,375

Operating Activities

During the nine months ended September 30, 2018, operating activities used cash of $34.0 million. Our net gain of $672,000 was adjusted for the following: change in fair value of life settlement gain of $40.2 million that is mainly attributable to maturities of eighteen policies; change in fair value of the White Eagle Revolving Credit Facility loss of $4.2 million that is mainly attributable to increased borrowings, increase in life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight increase in the discount rate; and a net negative change in the components of operating assets and liabilities of $951,000. This $951,000 change in operating assets and liabilities is partially attributable to a $948,000 decrease in interest payable on the 5% convertible notes, a $186,000 decrease in other liabilities, a $100,000 increase in prepaid and other assets and a $316,000 increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2017, operating activities used cash of $24.7 million. Our net loss of $629,000 was adjusted for the following: 8.5% Convertible Notes debt modification cost of $2.5 million; amortization of discount and deferred cost for the 8.5% Convertible Notes of $2.4 million; change in fair value of life settlement gain of $53.3 million that is mainly attributable to maturities of ten policies; change in fair value of the White Eagle Revolving Credit Facility loss of $11.2 million that is mainly attributable to increased borrowings offset by the shortening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight decrease in the discount rate; interest paid in kind on the 8.5% Convertible Notes of $6.3 million; loss on extinguishment of debt of $2.0 million; deferred tax liability of $2.3 million and a net positive change in the components of operating assets and liabilities of $876,000. This $876,000 change in operating assets and liabilities is partially attributable to a $2.3 million decrease in interest payable for the 8.5% Convertible Notes, a $142,000 decrease in prepaid and other assets, a $878,000 increase in current tax liability, a $485,000 increase in interest payable for the 5% Convertible Notes and a $1.9 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2018 was $463,000 and includes proceeds of $68.0 million from the maturity of life settlements, offset by $67.6 million for premiums paid on life settlements.

Net cash used in investing activities for the nine months ended September 30, 2017 was $23.7 million and includes proceeds of $34.4 million from the maturity of life settlements and redemption proceeds of $5.0 million from certificates of deposit. This was offset by $63.1 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $33.8 million and includes $68.4 million of borrowings from the White Eagle Revolving Credit Facility, offset by $34.6 million in repayment of borrowings under the White Eagle Revolving Credit Facility.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $72.8 million and includes $64.4 million of borrowings from the White Eagle Revolving Credit Facility $19.2 million net proceeds from the issuance of common stock, $5.0 million proceeds from the 8.5% Senior Secured Notes and $2.8 million of borrowings from the Amended and Restated Bridge Note. These were offset by $17.2 million in repayment under the White Eagle Revolving Credit Facility and $1.3 million recapitalization of closing costs.

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

Off-Balance Sheet Arrangements

At September 30, 2018, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of September 30, 2018, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of September 30, 2018:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	18.8%	20.9%	A1	AA-
Lincoln National Life Insurance Company	23.3%	19.8%	A1	AA-

Interest Rate Risk

At September 30, 2018, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At September 30, 2018, the applicable LIBOR rate was 2.11%.

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

As of September 30, 2018, we owned life settlements with a fair value of $588.9 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the applicable White Eagle Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the nine months ended September 30, 2018, see "Litigation" under Note 17, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Default Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

None

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith	SEC File #
3.1	Amended and Restated Bylaws of the Registrant, as amended.				*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	Interactive Data Files				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emergent Capital, Inc.

/s/ Miriam Martinez	Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date November 16, 2018