Form 10-KT
period 2018-11-30
EMERGENT CAPITAL, INC.
filed 2019-03-15
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KT
(Mark One)
☐    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or
☑    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2018 to November 30, 2018
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
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	OTCQX

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on May 31, 2018 was $21,858,252.
The number of shares of the registrant’s common stock outstanding as of March 14, 2019 was 158,659,803.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2019 annual meeting are incorporated by reference in this Transition Report on Form 10-KT in response to Part III— Items 10, 11, 12, 13 and 14.

EMERGENT CAPITAL, INC.
2018 Form 10-KT Transition Report

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Transition Report on Form 10-KT contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Transition Report on Form 10-KT are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about the Company and the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date made, results may prove to be materially different. Unless otherwise required by law, the Company disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.
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

•	our ability to meet our debt service obligations;

•	our ability to exit the current bankruptcy proceedings of certain of our subsidiaries upon satisfactory terms;

•	delays in the receipt of death benefits from our portfolio of life insurance policies;

•	costs related to securing death benefits from our portfolio of life insurance policies;

•	increases in premiums on, or the cost of insurance of, life insurance policies that we own;

•	changes in general economic conditions, including inflation, changes in interest or tax rates;

•	our actual results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	adverse developments, including financial ones, associated with litigation and judicial actions;

•	changes to actuarial life expectancy tables including inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own;

•	lack of mortalities of insureds of the life insurance policies that we own;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in our portfolio;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issue the policies included in our portfolio;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	our ability to maintain a listing or quotation on a national securities exchange or other trading platform for our common stock;

•	cyber security risks and the threat of data breaches resulting in disruption of our information technology systems; and

•	loss of the services of any of our executive officers;
See Item 1A,"Risk Factors" for more information. All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Transition Report on Form 10-KT in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.
All statements in this Transition Report on Form 10-KT to "Emergent Capital," "Company," "we," "us," or "our" refer to Emergent Capital, Inc. and its consolidated subsidiaries unless the context suggests otherwise.

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
Emergent Capital, through its consolidated and deconsolidated subsidiary companies as of November 14, 2018, owns a portfolio of 588 life insurance policies, also referred to as life settlements, with a fair value of $506.4 million and an aggregate death benefit of approximately $2.8 billion at November 30, 2018 .The Company primarily earns income on these policies from changes in their fair value and through death benefits. 586 of these policies, with an aggregate death benefit of approximately $2.8 billion and a fair value of approximately $505.2 million at November 30, 2018, are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At November 30, 2018, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.2 million, were not pledged as collateral under the White Eagle Revolving Credit Facility.

Change in Financial Year End

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and have the Company cause its direct and indirect subsidiaries change their fiscal year ends, from December 31 to November 30, effective immediately. The Company is filing this Transition Report on Form 10-KT in accordance with SEC rules and regulations. Our financial results for the fiscal year ended November 30, 2018 will cover eleven months of transactions from January 1, 2018 to November 30, 2018, while the financial results for fiscal years ended December 31, 2017 and 2016 will cover the two years then ended and the results for the eleven month transition period ending on November 30, 2018 are compared to the results of our previous twelve month fiscal year-end as of December 31, 2017. Subsequent to this Transition Report, our reports on Form 10-K will cover the period beginning December 1 and ending November 30, which will be our fiscal year. We refer in this Transition Report to the period beginning on January 1, 2018 and ended on November 30, 2018 as the "Transition Period."

Voluntary Petitions for Relief Under Chapter 11 and De-consolidation of Subsidiaries

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court". Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. The Lamington and WEGP filings are referred to as the "November Chapter 11 Cases."

The commencement of the November Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture (each as defined below). However, such defaults and events of default and their consequences were waived in advance of the November Chapter 11 Cases by holders of a majority of the outstanding principal amounts of each of the 8.5% Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture. The commencement of the November Chapter 11 Cases constitutes an event of default under White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV Corporation, the lender under the White Eagle Revolving Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the White Eagle Revolving Credit Facility ("CLMG"), to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations.

On November 23, 2018, the effective period under the Standstill Agreement was extended to November 27, 2018; on November 27, 2018, the effective period under the Standstill Agreement was extended to November 30, 2018; on November 30, 2018, the effective period under the Standstill Agreement was extended to December 4, 2018; on December 4, 2018, the effective period under the Standstill Agreement was extended to December 7, 2018; and on December 6, 2018, the effective period under the Standstill Agreement was extended to December 11, 2018; and on December 10, 2018, the effective period under the Standstill Agreement was extended to December 13, 2018.

Subsequent Event

On December 13, 2018, White Eagle filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "White Eagle Chapter 11 Case" and, together with the November Chapter 11 Cases, the "Chapter 11 Cases"). The Chapter 11 Cases are being jointly administered under Case No. 18-12808 (KG).See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information. The Company obtained waivers from the requisite holders of each of 8.5% Senior Secured Notes and the New Convertible Notes with respect to the White Eagle Chapter 11 Case, similar to the waivers for the November Chapter 11 Cases, and believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred with respect to both the 8.5% Senior Secured Notes and the New Convertible Notes.

Lamington's and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented on the cost method (Deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Road Bermuda), (the "Deconsolidated Entities" or the "Debtors"). Therefore, our 2018 results are not comparable with 2017, the post-petition results are not included in our consolidated results for the eleven months ended November 30, 2018. The cost method requires the Company to present its ownership interests in the net assets of Lamington as an investment measured at fair value as of the Petition Date and not recognize the income or loss of Lamington in the Company’s results of operations during the reorganization period. When Lamington emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) is a separate entity with independent capital structures and has not filed for bankruptcy relief and is continuing to operate in the ordinary course.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP, the "Plaintiffs"), filed suit (the "Suit") against LNV Corporation ("LNV"), Silver Point Capital L.P. ("Silver Point") and GWG Holdings, Inc. ("GWG" and, with LNV and Sliver Point, the "Defendants") in the United States Bankruptcy Court for the District of Delaware (the "Court"), where the Suit will be administered together with the previously filed and announced petitions for relief under Chapter 11 of the United States Bankruptcy Code of White Eagle, Lamington and WEGP (the "Chapter 11 Cases" and White Eagle, Lamington and WEGP, the "Debtors"). LNV, a subsidiary of Beal Bank ("Beal"), is the lender under White Eagle’s outstanding revolving credit facility (the "Credit Facility").

In the Suit, the Plaintiffs allege that the Defendants engaged in a scheme to coerce the Plaintiffs into selling their valuable portfolio of life insurance policies to defendants for well below its true value. Pursuant to the Credit Facility, LNV agreed to lend $370 million to White Eagle, and in connection therewith received a 45% equity stake in White Eagle. That equity stake, and LNV’s significant control over White Eagle under the Credit Facility, creates a joint venture, and gives rise to fiduciary duties to White Eagle and Emergent, on the part of LNV. The Plaintiffs further allege that LNV has been engaged in a concerted campaign to "squeeze" White Eagle and Emergent by improperly restricting their cash flow, in the hopes that White Eagle and Emergent will have no choice but to sell the valuable policy portfolio to LNV or one of its proxies, including Silver Point and/or GWG, at below its true value.

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Court authorized the Debtors to use the proceeds of pre-petition cash collateral for a period of twenty (20) weeks (the "Cash Collateral'). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such Budget.

See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information.

The below shows the structure of the entities to be deconsolidated at November 13, 2018.

Emergent Capital, Inc. , a
Florida Corporation
100%
OLIPP IV, LLC
a Delaware limited liability
Company
100%
Markley Asset
Portfolio, LLC,
a Delaware LLC
100%
Lamington
Road Limited,
an Irish entity
100%
Lamington
Road Bermuda
Ltd.,
a Bermuda
corporation
100%
99.9%
White Eagle General
Partner, LLC, a
Delaware limited
liability company
0.1%
White Eagle Asset
Portfolio, LP a
Delaware limited
partnership*

Life Settlements Portfolio & Portfolio Management
The life insurance policies in Emergent Capital’s portfolio were acquired through a combination of direct policy purchases from the original policy owners (the secondary market), purchases of policies owned by other institutional investors (the tertiary market) and from policy surrenders or foreclosures in satisfaction of loans issued under the Company’s legacy premium finance business. Emergent Capital uses a probabilistic method of valuing life insurance policies, meaning the insured individual's probability of survival and probability of death are applied to the required premiums and net death benefit of the policy to extrapolate the likely cash flows over the life expectancy of the insured. These likely cash flows are then discounted using a net present value formula. Management believes this to be the preferred valuation method in the industry at the present time.
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
At November 30, 2018, the Company, through its subsidiary Imperial Life Settlements, LLC, maintained licenses to transact life settlements as a provider in 28 of the states that currently require a license and could conduct business in 37 states, and the District of Columbia.
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
Employees
At November 30, 2018, we employed 11 full-time employees and no part-time employees. None of our employees are subject to any collective bargaining agreements. We believe that our employee relations are good.
Company Website Access and SEC Filings
Our website may be accessed at www.emergentcapital.com. All of our filings with the Securities and Exchange Commission ("SEC") can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent Transition Report on Form 10-KT, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov. Information on our website is not incorporated by reference into this Transition Report on Form 10-KT.
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

Our cash, cash equivalents, short-term investments and operating cash flows may be inadequate to meet our obligations under our outstanding indebtedness and our other obligations. At November 30, 2018, 586 of the policies owned by our deconsolidated subsidiary, were pledged as collateral under our White Eagle Revolving Credit Facility. When those policies mature, subject to the outcome of the bankruptcy and litigation proceedings referenced below, distributions will be made pursuant to a "waterfall" payment structure and any amounts available to us will vary based on the respective then current loan to value ratio under the facility. The White Eagle Revolving Credit Facility contemplates that proceeds will be directed to pay fees to service providers and premiums, with any remaining proceeds directed to pay outstanding interest. To the extent there is not sufficient remaining proceeds in the "waterfall" to satisfy the amount of required interest, White Eagle will be obligated to pay any such shortfall amount, subject to the outcome of the bankruptcy and litigation proceedings referenced below.

As described elsewhere in this report, certain of our subsidiaries, consisting of Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), White Eagle General Partner, LLC and White Eagle Asset Portfolio, LP, have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), accordingly, their operations, including their use of cash, are subject to the oversight and approval of the Bankruptcy Court during the pendency of the bankruptcies.

Subsequent Event

On January 25, 2019, the foregoing subsidiaries and the Company filed a complaint in the Bankruptcy Court against, among others, the lender under the White Eagle Revolving Credit Facility, thereby commencing an adversary proceeding. As set forth in the complaint, the plaintiffs assert, among other things, that: (a) the lender undervalued White Eagle’s policy portfolio by improperly reducing the loan-to-value ratio under the loan agreement and preventing White Eagle from receiving any proceeds generated from its own assets; (b) the lender imposed usurious fees on White Eagle under the Loan Agreement for unnecessary portfolio services at inflated prices; (c) the lender maintained significant control over White Eagle under the Loan Agreement, resulting in a de facto joint venture, and the lender breached its fiduciary duty when it siphoned cash from the joint venture for its own benefit and to the detriment of White Eagle; and (d) the portion of the lender’s claim against White Eagle for an original issue discount should be disallowed.

Under the White Eagle Revolving Credit Facility and outside of bankruptcy proceeds from the maturity of the policies pledged as collateral are distributed pursuant to a waterfall. After distributions for payments of premiums, fees to service providers, and interest, a percentage of the collections from policy proceeds are to be paid to the lenders, which will vary depending on the then loan-to-value ratio ("LTV") as illustrated below where the valuation is determined by the lenders:

LTV	Premiums, Interest & Other Fees	Principal	Distribution to White Eagle - 55%	Lender Participation - 45%
N/A	100%	—%	—%	—%
>65%	N/A	100%	—%	—%
50-65%	N/A	70%	16.5%	13.5%
35-50%	N/A	55%	24.8%	20.3%
0-35%	N/A	45%	30.3%	24.8%

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in its sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100)%and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100)%. See Note 10, "White Eagle Revolving Credit Facility" to our accompanying consolidated financial statements.

Accordingly, there can be no assurance as to when proceeds or the amounts from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to us. In addition, due to the pending bankruptcy proceedings, we are not able to borrow money under our White Eagle Revolving Credit Facility to pay premiums or any facility expense. By virtue of the pending bankruptcy proceedings, the White Eagle Revolving Credit Facility is currently in default, but any action to be taken by the lender thereunder is stayed. There is a risk that the lender seeks relief from stay or other form of relief in the Bankruptcy Court, such as the appointment of a chapter 11 trustee, conversion of the cases to chapter 7 of the Bankruptcy Code, or dismissal of the cases. If such relief is granted, the lender, or its agent, may dispose of, release, or foreclose on (including by means of strict foreclosure on all or any of the policies or on our interests in White Eagle, which might be exercised in a manner intended to impair our rights to excess proceeds of any liquidation of foreclosed assets), or take other actions with respect to the policies pledged as collateral under the White Eagle Revolving Credit Facility that we or our shareholders may disagree with or that may be contrary to the interests of our shareholders. Further, the breach of the White Eagle Revolving Credit Facility would trigger defaults under our 5.5% Convertible Note Indenture and our 8.5% Senior Note Indenture, but the lenders under each such facility have waived such defaults, permanently with respect to the 5.0% Convertible Notes and through February 27, 2019 (as of the date of this report) with respect to the 8.5% Senior Notes.

On December 13, 2018, White Eagle Asset Portfolio, LP, Emergent Capital, Inc.’s (the "Company") wholly-owned indirect Delaware subsidiary ("White Eagle"), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 case is being administered under case number 18-12808 (the "White Eagle Chapter 11 Case").

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Court authorized the Debtors to use the proceeds of pre-petition cash collateral for a period of twenty (20) weeks (the "Cash Collateral'). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such Budget.

Our substantial leverage and significant debt service obligations could adversely affect our ability to fulfill our obligations and make it more difficult for us to fund our operations.
As of November 30, 2018, we had $475.8 million in outstanding long-term debt (including that held by our subsidiaries and without giving effect to the fair value of such indebtedness) consisting of borrowings under the White Eagle Revolving Credit Facility, our 8.50% senior unsecured convertible notes due 2019 (the "Convertible Notes"); 5.0% senior unsecured convertible notes due 2023 (the " New Convertible Notes") and the 8.5% senior secured notes due 2021 (the "8.5% Senior Secured Notes"). Our substantial level of indebtedness could have important negative consequences to you and us, including:

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
Ordinarily, subject to borrowing base limitations and other conditions to funding, White Eagle may borrow proceeds to pay premiums on all of the life insurance policies pledged as collateral under the White Eagle Revolving Credit Facility, we estimate that, in addition to general overhead expenses, we will need to pay approximately $162,000 in premiums to keep our remaining 2 life insurance policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility in force through November 30, 2019. As of November 30, 2018, we had approximately $1.2 million of cash and cash equivalents and certificates of deposit of $500,000; of this amount, approximately $1.2 million is available to pay premiums on the 2 unencumbered policies and other overhead expenses, with approximately $33.7 million being restricted by the White Eagle Revolving Credit Facility. However, as part of the pending bankruptcy proceedings Chapter 11 Cases, White Eagle has been authorized by the Bankruptcy Court to use the pre-petition cash collateral for payment of premiums on the policies pledged as collateral under the White Eagle Revolving Credit Facility. It is uncertain whether White Eagle will have access to sufficient amounts of cash collateral in order to fund all ongoing premium obligations in the future. Accordingly, we must proactively manage our cash and may need to raise additional capital in order to effectively run our businesses, maintain the policies that have not been pledged under the White Eagle Revolving Credit Facility, pay interest expense on our debt and opportunistically grow our assets. There can be no assurance, however, that we will, if needed, be able to raise additional or sufficient capital on favorable terms or at all.
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

The U.S., Ireland and many countries in the European Union, are actively considering changes to existing tax laws. Certain proposals, including proposals with retroactive effects, could include recommendations that would significantly increase our tax obligations where we do business or where our subsidiaries own life insurance policies. Any changes in the taxation of either international business activities or ownership of life settlements may increase our effective tax rate and harm our financial position and results of operations and, under certain circumstances, may constitute an additional event of default under the White Eagle Revolving Credit Facility.

On December 22, 2017, the United States enacted the "Tax Cuts and Jobs Act" (the "TCJA"). The TCJA is complex and includes significant amendments to the Code, including amendments that drastically change the taxation of offshore earnings and the deductibility of interest. The Company has assessed the impact of the TCJA on its business and consolidated financial statements. In connection with that ongoing assessment, the Company has identified at least five provisions that may have a material and adverse effect on its business.

First, the TCJA generally will require the Company to include in income with respect to its 2017 taxable year any undistributed and previously untaxed earnings of its foreign subsidiaries existing at December 31, 2017, subject to adjustments.

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

Fourth, any net operating loss incurred by the Company in taxable years beginning after December 31, 2017 cannot offset more than 80% of the Company’s taxable income in any tax year and cannot be carried back to offset prior year taxable income.

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

We may be unable to deduct interest payments on debt that is attributed to policies that we own and other operating losses, which would reduce any future income and cash flows.

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

In addition, under Section 382 of the Code, a corporation that undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. Recent changes in our stock ownership triggered, an ownership change, and as a result our ability to utilize our net operating losses to offset income has been substantially limited.

We may not be able to refinance the White Eagle Revolving Credit Facility.

The White Eagle Revolving Credit Facility contains covenants that may significantly limit our ability to refinance, subject to the requirements of applicable bankruptcy law. In addition, the lender under the White Eagle Revolving Credit Facility has a substantial interest in and priority rights to distributions of certain proceeds from policies pledged to it by White Eagle subject to the outcome of the bankruptcy and litigation proceedings referenced above. Such covenants and such interests in and rights to distributions may significantly reduce our ability to attract replacement financing.
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
As of November 30, 2018, our net loss from continuing operations after deconsolidation was $169.9 million with an accumulated deficit of $306.0 million. As of November 30, 2018, our cash balance was $1.2 million and certificates of deposit were $500,000. We had net working capital of $4.4 million, outstanding debt of $112.0 million and we had life settlement assets of $1.2 million. If we do not succeed in our business plan’s objectives to achieve profitability, our business might continue to experience losses and may not be sustainable in the future.

Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums.
We are responsible for paying all premiums necessary to keep the policies in our portfolio in force and prevent them from lapsing. We estimate that we will need to pay $162,000 in premiums to keep our current portfolio of life insurance policies that are not pledged as collateral under the White Eagle Revolving Credit Facility in force through 2019. As of November 30, 2018, we had approximately $1.2 million of cash and cash equivalents and certificates of deposit of $500,000; of this amount, approximately $1.2 million is available to pay premiums on the two unencumbered policies and general expenses, with approximately $33.7 million being restricted by the White Eagle Revolving Credit Facility. By using cash reserves to pay premiums for retained life insurance policies, we will have less cash available for other business purposes. Therefore, our cash flows and the required amount of our cash reserves to pay premiums is dependent on our assumptions about life expectancies being accurate.
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
To keep the life insurance policies that we own in force, insurance premiums must be paid in a timely manner. Projected premium payments are a critical component of our fair value estimates, and any increase in expected premiums will likely decrease the fair value of a given life insurance policy and adversely affect the return on that policy. Commencing in the third quarter of 2015, 38 of our policies became subject to a cost of insurance increase, with 14 of our policies impacted during the eleven months ended November 30, 2018 impacting the fair value buy approximately $659,000. Further cost of insurance increases may cause our projected premium payments to significantly increase, adversely affect the loan to value ratios under the White Eagle Revolving Credit Facility and otherwise could have an adverse, material effect on our business, results of operations and the value of any affected policies.

The premiums necessary to maintain our life finance assets are expected to increase if we were to acquire additional policies.
The premiums necessary to keep our policies in force may increase. Assuming no maturities in 2019, we would need to pay $163,000 in premiums in 2019 to maintain the policies owned as of November 30, 2018 that are not pledged under the White Eagle Revolving Credit Facility. For the 586 policies pledged as collateral under the White Eagle Revolving Credit Facility, White Eagle would need to pay an estimated $105.6 million in premiums for 2019 (assuming no maturities). See "Liquidity and Capital Resources" under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Contractions in the market for life insurance policies could make it more difficult for us to opportunistically sell policies that we own
A potential sale of a life insurance policy owned by us is subject to the approval of the Bankruptcy Court and depends significantly on the market for life insurance, which may contract or disappear depending on the impact of potential government regulation, future economic conditions and/or other market variables. For example, the secondary and tertiary markets for life insurance policies incurred a significant slowdown in 2008, which lasted several years. Historically, many investors who invest in life insurance policies are foreign investors who are attracted by potential investment returns from life insurance policies issued by United States life insurers with high ratings and financial strength, as well as by the view that such investments are non-correlated assets—meaning changes in the equity or debt markets should not affect returns on such investments. Changes in the value of the United States dollar and corresponding exchange rates, as well as changes to the ratings of United States life insurers can cause foreign investors to suffer a reduction in the value of their United States dollar denominated investments and reduce their demand for such products, which could make it more difficult for us to opportunistically sell our life insurance policies.
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
While fraud and misrepresentation by applicants and potential insureds in completing life insurance applications exist generally in the life insurance industry (especially with respect to the health and medical history and condition of the potential insured as well as the applicant’s net worth), such risk of fraud and misrepresentation may be heightened in connection with life insurance policies for which the premiums are financed through premium finance loans. In particular, there is a risk that applicants and potential insureds may not have truthfully or completely answered questions related to whether the life insurance policy premiums would be financed through a premium finance loan or otherwise, the applicants’ purpose for purchasing the policy or the applicants’ intention regarding the future sale or transfer of life insurance policies. Such risk may be further increased to the extent life insurance agents communicated to applicants and potential insureds regarding potential premium finance arrangements or transfers of life insurance policies through payment defaults under premium finance loans. In the ordinary course of our legacy premium finance business, our sales team received inquiries from life insurance agents and brokers regarding the availability of premium finance loans for their clients. However, any communication between the life insurance agent and the potential policyholder or insured is beyond our control and we may not know whether a life insurance agent discussed with the potential policyholder or the insured the possibility of a premium finance loan by us or the subsequent transfer of the life insurance policy. Consequently, notwithstanding the representations and certifications obtained from the policyholders, insureds and the life insurance agents, there is a risk that insurance carriers, the estates or heirs of insureds, or others could contest policies we acquired through foreclosures of premium finance loans based on fraud or misrepresentation as to any information provided to the life insurance company, including the life insurance application. See "Litigation" under Note 18, "Commitments and Contingencies" to the accompanying consolidated financial statements.
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
As of November 30, 2018, of the 588 policies in the life settlement portfolio, 514 policies were previously premium financed.

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

Certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy
Code.
The commencement of the Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV Corporation, the lender under the White Eagle Revolving Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the White Eagle Revolving Credit Facility ("CLMG"), to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. White Eagle’s assets are similarly protected as a result of the White Eagle Chapter 11 Case.
Lamington, WEGP, White Eagle and Lamington Road Bermuda, have been deconsolidated from our financial statements since the Petition Date. The amount that will be necessary to settle the debt under the White Eagle Revolving Credit Facility is uncertain. Several risks and uncertainties result from these filings that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Those risks and uncertainties include the following:

•	the value of the deconsolidated subsidiaries reflected in our financial statements;

•	the fair value of the debt under the White Eagle Revolving Credit Facility;

•	the financial viability of White Eagle as it is currently unable to draw under the Revolving Credit Facility and servicing premiums through collection of maturity proceeds;

•	our ability to secure financing needed to exit the bankruptcy process; and

•	the costs of the bankruptcy proceedings and the length of time necessary to resolve the case, either through settlement or various court proceedings.
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

The provisions of the New Convertible Note Indenture include a make-whole provision to compensate the holders of such notes for the lost option time value and forgone interest payments upon the Company experiencing a Fundamental Change (as defined in the New Convertible Note Indenture). These Fundamental Changes revolve around change in beneficial ownership, the consummation of specified transactions which result in the conversion of common stock into other assets or the sale, transfer or lease of all or substantially all of the Company’s assets, a majority change in the composition of the Company’s Board of Directors, the Company’s stockholders' approval of any plan for liquidation of dissolution of the Company, and the Common Stock ceasing to be listed or quoted on a Trading Market (as defined under the New Convertible Notes). The number of incremental additional shares to be issued as a result of a Fundamental Change is based on a table which calculates the adjustment based on the inputs of time and share value. Such increase in the conversion rate will dilute the ownership interest of our common stock shareholders.

Provisions in our articles of incorporation and bylaws, as well as the Board Rights agreements entered into as part of our 2017 recapitalization, could impede an attempt to replace or remove our directors or otherwise effect a change of control, which could diminish the price of our common stock.

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
On January 23, 2017, we voluntarily delisted our common stock from the NYSE, and on February 3, 2017, the trading of our common stock began on the over-the-counter market, OTCQB. On May 29, 2018, trading of our common stock moved to the OTCQX market. Such trading could reduce the market liquidity of our common stock. As a result, investors may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited.
Trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a "penny stock" (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or "margin" low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock, thereby negatively impacting the share price of our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our offices are located at 5355 Town Center Road, Suite 701, Boca Raton, Florida 33486 and consist of approximately 11,000 square feet of leased office space. We consider our facilities to be adequate for our current operations.
Item 3. Legal Proceedings
For a description of legal proceedings, see "Litigation” under Note 18, "Commitments and Contingencies" to the accompanying consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
During the eleven months ended November 30, 2018, shares of our common stock were traded on the OTC Market Group’s OTCQB marketplace through May 28, 2018, and beginning May 29, 2018, on the OTCQX marketplace under the trading symbol "EMGC."
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the OTC:

	2018
	High	Low
1st Quarter	$0.48	$0.37
2nd Quarter	$0.40	$0.26
3rd Quarter	$0.38	$0.25
4th Quarter	$0.28	$0.10

	2017
	High	Low
1st Quarter	$1.41	$0.20
2nd Quarter	$0.35	$0.27
3rd Quarter	$0.54	$0.27
4th Quarter	$0.49	$0.32
As of March 14, 2019, we had 18 holders of record of our common stock and the closing stock price was 0.09.
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
Equity Compensation Plans

Awards under our Amended and Restated 2010 Omnibus Incentive Plan (as amended, the "Omnibus Plan" may consist of incentive awards, stock options, stock appreciation rights, performance shares, performance units, and shares of common stock, restricted stock, restricted stock units or other stock-based awards as determined by the compensation committee of the Company's board of directors. The Omnibus Plan provides for an aggregate of 12,600,000 shares of common stock to be reserved for issuance under the Omnibus Plan, subject to adjustment as provided in the Omnibus Plan. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information.
Recent Sales of Unregistered Securities
There are no recent sales of unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities
There were no purchases during the eleven months ended November 30, 2018.

Item 6. Selected Financial Data
The following table sets forth our selected historical consolidated financial and operating data as of such dates and for such periods indicated below. These selected historical consolidated results are not necessarily indicative of results to be expected in any future period. You should read the following financial information together with the other information contained in this Transition Report on Form 10-KT, including Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes.
The selected historical statement of operations data and balance sheet data for the last five years were derived from our audited consolidated financial statements and reflect the retroactive revision to reflect the classification of our structured settlement business as discontinued operations.

	Historical
	Eleven Months Ended November 30,	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Income
(Loss) gain on life settlements, net	$—	$—	$—	$(41)	$(426)
Change in fair value of life settlements	(46,879)	51,551	864	46,717	44,128
Other income	1,351	322	251	215	114
Total (loss) income	(45,528)	51,873	1,115	46,891	43,816
Expenses
Interest expense	30,845	32,797	29,439	27,286	16,245
Change in fair value of Revolving Credit Facilities	(70,900)	4,501	(1,898)	12,197	(5,472)
Loss on extinguishment of debt	—	2,018	554	8,782	—
Change in fair value of conversion derivative liability	—	—	—	—	6,759
Change in fair value of investment in deconsolidated subsidiaries	150,894	—	—	—	—
Personnel costs	2,707	5,070	6,070	6,384	8,763
Legal fees	3,052	3,721	6,427	20,739	13,620
Professional fees	5,475	4,445	7,081	7,133	5,254
Insurance	734	783	835	1,275	1,667
Other selling, general and administrative expenses	1,562	1,776	2,036	2,194	2,006
Total expenses	124,369	55,111	50,544	85,990	48,842
(Loss) income from continuing operations before income taxes	(169,897)	(3,238)	(49,429)	(39,099)	(5,026)
(Benefit) provision for income taxes	45	—	—	(8,719)	125
Net (loss) income from continuing operations	(169,942)	(3,238)	(49,429)	(30,380)	(5,151)
Discontinued Operations:
(Loss) Income from discontinued operations, net of income taxes	(29)	(271)	(260)	(644)	(601)
Benefit for income taxes	—	—	—	—	232
Net (loss) income from discontinued operations	(29)	(271)	(260)	(644)	(369)
Net (loss) income	$(169,971)	$(3,509)	$(49,689)	$(31,024)	$(5,520)
(Loss) income per share:
Basic and diluted income (loss) per share
Continuing operations	$(1.09)	$(0.04)	$(1.79)	$(1.22)	$(0.24)
Discontinued operations	$—	$—	$(0.01)	$(0.03)	$(0.02)
Net (loss) income - basic	$(1.09)	$(0.04)	$(1.80)	$(1.25)	$(0.26)
Weighted average shares outstanding:
Basic and diluted	155,949,444	82,323,050	27,660,711	24,851,178	21,354,567

(1)	As of November 30, 2018, there were 158,733,928 and 158,125,928 shares of common stock issued and outstanding, respectively, and 608,000 shares of treasury stock.

	Historical
	November 30,	December 31,
	2018	2017	2016	2015	2014
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$1,209	$18,131	$2,246	$12,946	$51,166
Cash and cash equivalents (VIE)	—	13,136	9,072	7,395	3,751
Certificate of deposit	500	1,010	6,025	2,501	—
Prepaid expenses and other assets	657	617	1,112	1,017	1,502
Prepaid expenses and other assets (VIE)	—	53	—	—	—
Deposits—other	1,377	1,377	1,347	1,347	1,340
Deposits on purchases of life settlements	—	—	—	—	1,630
Structured settlement receivables at estimated fair value, net	—	—	—	—	384
Structured settlement receivables at cost, net	—	—	—	—	597
Investment in life settlements, at estimated fair value	1,172	750	680	11,946	82,575
Investment in life settlements, at estimated fair value (VIE)	—	566,742	497,720	449,979	306,311
Receivable for maturity of life settlements (VIE)	—	30,045	5,000	18,223	4,000
Fixed assets, net	78	145	232	322	355
Investment in deconsolidated subsidiaries (Note 3)	128,795	—	—	—	—
Investment in affiliates (VIE)	2,384	2,384	2,384	2,384	2,384
Deferred tax asset	576	—	—	—	—
Total assets	$136,748	$634,390	$525,818	$508,060	$455,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	2,446	2,015	2,590	3,051	6,140
Accounts payable and accrued expenses (VIE)	—	753	593	419	423
Other liabilities	194	451	359	360	1,256
Interest payable—8.5% Convertible Notes (Note 11)	37	46	2,272	2,272	2,272
8.5% Convertible Notes, net of discount and deferred costs (Note 11)	1,173	1,098	60,535	56,812	51,945
Interest payable - 5.0% Convertible Notes (Note 12)	1,116	1,432	—	—	—
5.0% Convertible Notes, net of discount and deferred debt costs (Note 12)	69,742	68,654	—	—	—
Interest payable—15..0% Senior Secured Notes	—		213	—	261
15.0% Senior Secured Notes, net of deferred debt costs (Note 12)	—		29,297	—	—
Interest payable - 8.5% Senior Secured Notes (Note 14)	628	132	—	—	—
8.5% Senior Secured Notes, net of deferred debt costs (Note 14)	34,170	33,927	—	—	—
12.875% Secured Notes, net of discount and deferred debt costs	—	—	—	—	24,036
White Eagle Revolving Credit Facility, at estimated fair value (VIE)	—	329,240	257,085	169,131	145,831
Red Falcon Revolving Credit Facility, at estimated fair value (VIE)	—	—	—	55,658	—
Deferred tax liability	—	—	—	—	8,728
Total liabilities	109,506	437,748	352,944	287,703	240,892
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at November 30, 2018 and December 31, 2017; 158,733,928 issued and 158,125,928 outstanding as of November 30, 2018; 158,495,399 issued and 157,887,399 outstanding as of December 31, 2017; 29,021,844 issued and 28,413,844 outstanding as of December 31, 2016, 28,130,508 issued and 27,522,508 outstanding as of December 31, 2015, 21,402,990, and 21,206,121 issued and outstanding as of December 31, 2014 respectively)	1,587	1,585	290	281	214
Preferred stock, $0.01 par value (40,000,000 authorized; 0 issued and outstanding as of November 30, 2018 and December 31, 2017, 2016, 2015 and 2014)	—	—	—	—	—
Treasury stock (608,000 shares as of November 30, 2018 and December 31, 2017, 2016 and 2015, and 0 shares as of December 31, 2014)	(2,534)	(2,534)	(2,534)	(2,534)	—
Additional paid-in-capital	334,198	333,629	307,647	305,450	266,705
Accumulated profit/deficit	(306,009)	(136,038)	(132,529)	(82,840)	(51,816)
Total stockholders’ equity	27,242	196,642	172,874	220,357	215,103
Total liabilities and stockholders’ equity	$136,748	$634,390	$525,818	$508,060	$455,995

Selected Operating Data (dollars in thousands):

	Eleven Months Ended November 30,	For the Year Ended December 31,
	2018	2017	2016	2015
Period Acquisitions—Policies Owned
Number of policies acquired	—	—	1	43
Average age of insured at acquisition	—	—	90.3	85.0
Average life expectancy—Calculated LE (Years)	—	—	2.3	5.4
Average death benefit	$—	$—	$690	$2,811
Aggregate purchase price	$—	$—	$16	$30,695

Consolidated
End of Period—Policies Owned
Number of policies owned	2	608	621	632
Average age of insured	77.7	83.4	82.4	81.4
Average death benefit per policy	$6,000	$4,738	$4,745	$4,714
Average life expectancy—Calculated LE (Years)	12.2	8.3	9.0	9.9
Aggregate death benefit	$12,000	$2,880,487	$2,946,511	$2,979,352
Aggregate fair value	$1,172	$567,492	$498,400	$461,925
Monthly premium—average per policy	$6.7	$12.3	$11.0	$9.1

White Eagle Portfolio - Deconsolidated
End of Period—Policies Owned
Number of policies owned	586	—	—	—
Average age of insured	84.3	—	—	—
Average death benefit per policy	$4,737	$—	$—	—
Average life expectancy—Calculated LE (Years)	8.9	—	—	—
Aggregate death benefit	$2,775,916	$—	$—	$—
Aggregate fair value	$505,235	$—	$—	$—
Monthly premium—average per policy	$14.4	$—	$—	$—
Proceeds collected	$5,000	$—	$—	$—

Period Maturities - Consolidated
Number of policies matured	20	13	12	17
Average age of insured at maturity	85.6	82.8	85.7	85.0
Average life expectancy - Calculated LE (Years)	4.7	4.5	3.4	6.4
Aggregate death benefit	$93,435	$67,177	$37,460	$67,403
Gains on maturity	$53,265	$35,891	$17,876	$47,940
Proceeds collected	$90,780	$42,131	$50,460	$53,454

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this Transition Report on Form 10-KT, particularly under the headings "Risk Factors," "Selected Financial Data" and "Business." This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements." These forward-looking statements are subject to numerous risks and uncertainties, including those described under "Risk Factors." Our actual results could differ materially from those suggested or implied by any forward-looking statements.
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
Emergent Capital, through its consolidated and deconsolidated subsidiaries, owns a portfolio of 588 life insurance policies, also referred to as life settlements, with a fair value of $506.4 million and an aggregate death benefit of approximately $2.8 billion at November 30, 2018 .The Company primarily earns income on these policies from changes in their fair value and through death benefits. 586 of these policies, with an aggregate death benefit of approximately $2.8 billion and a fair value of approximately $505.2 million at November 30, 2018, are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At November 30, 2018, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.2 million, were not pledged as collateral under the White Eagle Revolving Credit Facility.
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

Change in Trading Platform

During the eleven months ended November 30, 2018, the Company received approval for shares of its common stocks to be traded on the OTCQX® Best Market. Trading on the OTCQX commenced on May 29, 2018 and will continue under the ticker symbol "EMGC."

Change in Financial Year End

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and have the Company cause its direct and indirect subsidiaries change their fiscal year ends, from December 31 to November 30, effective immediately. The Company is filing this Transition Report on Form 10-KT in accordance with SEC rules and regulations. Our financial results for the fiscal year ended November 30, 2018 will cover transactions from January1, 2018 to November 30, 2018, while the financial results for fiscal year ended December 31, 2017 will cover the period from January1, 2017 to December 31, 2017, and the results for the eleven month transition period ending on November 30, 2018 are compared to the results of our previous twelve month fiscal year-end as of December 31, 2017.

Voluntary Petitions for Relief Under Chapter 11 and De-consolidation of Subsidiaries

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court". Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. The Lamington and WEGP filings are referred to as the "November Chapter 11 Cases."

Subsequent Event

On December 13, 2018, White Eagle filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 case is being administered under case number 18-12808 (the "White Eagle Chapter 11 Case").

The commencement of the White Eagle Chapter 11 Case would constitute a default and event of default under the terms of the Amended and Restated Indenture between the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Note Indenture") relating to the Company’s 8.5% Senior Secured Notes due 2021 (the "Senior Notes") and the Indenture between the Company and U.S. Bank, National Association, as indenture trustee (the "Convertible Note Indenture") relating to the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 (the "Convertible Notes"). However, such defaults and events of default and their consequences were waived in advance of the White Eagle Chapter 11 Case by holders of all of the outstanding principal amount of the outstanding Senior Notes and by holders of a majority of the outstanding principal amount of the outstanding Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Senior Note Indenture or the Convertible Note Indenture.

The commencement of the White Eagle Chapter 11 Case, together with the related filings of Chapter 11 cases for Lamington and WEGP on November 14, 2018 (collectively with the White Eagle Chapter 11 Case, the ("Chapter 11 Cases"), constitutes an event of default under the White Eagle’s Revolving Credit Facility (the "Credit Facility"), resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the Credit Facility. Any efforts by LNV Corporation, the lender under the Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the Credit Facility ("CLMG"), to enforce repayment by White Eagle and/or such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the Credit Facility are automatically stayed as a result of the commencement of the Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the Credit Facility are subject to the applicable provisions of the Bankruptcy Code. The previously announced Standstill Agreement among White Eagle, LNV and CLMG expired prior to the filing of the White Eagle Chapter 11 Case.

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Court authorized the Debtors to use the proceeds of the cash collateral for a period of twenty (20) weeks (the "Cash Collateral'). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such Budget.

See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information.

Lamington's and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented on the cost method (Deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Road Bermuda), (the "Deconsolidated Entities" or the "Debtors"). Therefore, our 2018 results are not comparable with 2017, the post-petition results are not included in our consolidated results for the eleven months ended November 30, 2018. The cost method requires the Company to present its ownership interests in the net assets of Lamington as an investment measured at fair value as of the Petition Date and not recognize the income or loss of Lamington in the Company’s results of operations during the reorganization period. When Lamington emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) is a separate entity with independent capital structures and has not filed for bankruptcy relief and is continuing to operate in the ordinary course.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $306.0 million as of November 30, 2018, of this amount, approximately $170.0 million relates to the activities for the eleven months ended November 30, 2018 for which $150.9 million represents change in fair value of investment in our deconsolidated subsidiaries as a result of their Chapter 11 filing. Cash flows used in operating activities were $41.2 million for the eleven months ended November 30, 2018 and $34.8 million for the year ended December 31, 2017. As of November 30, 2018, we had approximately $1.2 million of cash and cash equivalents and certificates of deposit of $500,000; of this amount, approximately $1.2 million is available to pay premiums on the two unencumbered policies of which such expenses will approximate $162,000 in 2019 and other overhead expenses. Further, on February 15, 2019, we were in default with respect to approximately $1.2 million of principal balance together with accrued and unpaid interest on our 8.5% Senior Unsecured Convertible Notes as a result of our failure to pay the principal and accrued and unpaid interest due and payable on such date, which date was the stated maturity date of the 8.5% Senior Unsecured Convertible Notes. See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of death benefits from life insurance policy maturities, strategic capital market raises, pledged policy sales (subject to certain asset sale restrictions by the bankruptcy court), secure financing needed to exit the bankruptcy process, the approval of the Bankruptcy Court to continue utilizing death benefits for payment of premiums and cash on hand.

As of the filing date of this Form 10-KT, we had approximately $3.3 million of cash and cash equivalents inclusive of certificates of deposit of $503,000. Our deconsolidated subsidiaries holds approximately $23.0 million in cash and cash equivalents which is restricted by the Bankruptcy Court. In considering our forecast for the next twelve months and the pending approval of the Debtors Chapter 11 reorganization plan by the Bankruptcy Court, these facts, aggregated with the current cash balance as of the filing for this Form 10-KT, create a substantial doubt of the Company’s ability to meet their financial needs. In considering the factors above, management plans to continue to operate our business and to seek Bankruptcy Court approval to continue to use cash collateral after the expiration of the initially approved twenty (20) week period.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.

Other Events Before Deconsolidation of Subsidiaries
Our deconsolidated subsidiary, White Eagle is the owner of 586 life insurance policies with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $505.2 million at November 30, 2018. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the facility. Note 23, "Subsequent Events," of the accompanying consolidated financial statements for information on White Eagle's premium payments subsequent to its Chapter 11 filing.
See "Liquidity and Capital Resources" under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

During the eleven months ended November 30, 2018, 20 life insurance policies with face amounts totaling $93.4 million matured. The net gain on these maturities was $53.3 million. The gains related to maturities are included in income from changes in fair value of life settlement in the consolidated statement of operations for the eleven months ended November 30, 2018. All 20 policies served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $90.8 million were received pre-petition during the eleven months ended November 30, 2018 Of this amount, approximately $64.9 million inclusive of approximately $7.8 million collected during the year ended December 31, 2017, were utilized to repay borrowings, interest and expenses under the White Eagle Revolving Credit Facility during the eleven months ended November 30, 2018, approximately $5.0 million in proceeds was received after the petition period and is included in the $28.1 million on account for White Eagle awaiting distribution through the waterfall, this amount was subsequently approved by the Bankruptcy Court to be used solely for the purposes permitted under the budget approved by the Court. See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information.

Assuming we recognize no policy maturities, our estimated premiums for 2019 would be $105.8 million. White Eagle would be eligible to borrow approximately $105.6 million of this amount , subject to the Company securing new financing to exit the bankruptcy process, with approximately $163,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of November 30, 2018.

Critical Accounting Policies
Critical Accounting Estimates
The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility, the valuation of the investment in deconsolidated subsidiaries and the valuation of our conversion derivative liability formerly embedded within the Convertible Notes have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.
Fair Value Measurement Guidance
We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies and White Eagle Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 16 "Fair Value Measurements" to the accompanying consolidated financial statements for a discussion of our fair value measurement.

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 9, "Life Settlements (Life Insurance Policies)" and Note 16, "Fair Value Measurements" for further information.
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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("TCJA"). Effective for tax years beginning after December 31, 2017, under certain circumstances, Section 245A enacted by the TCJA eliminated U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also created a new tax on certain taxed foreign income under new Section 951A. Specifically, income earned in excess of a deemed return on tangible assets held by a controlled foreign corporation (such excess referred to as Global Intangible Low-Taxed Income ("GILTI") ) must now generally be included as U.S. taxable income on a current basis by its U.S. shareholders. Based on the Company’s life settlement assets held within Ireland, management expects the net income generated from these activities to qualify entirely as GILTI effective for its tax year beginning December 1, 2018. On January 10, 2018, the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For its reporting period ended December 31, 2017, the Company adopted an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.
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

Deconsolidation

Lamington and its subsidiaries (White Eagle and WEGP) filing for reorganization was a reconsideration event for Emergent Capital to reevaluate whether consolidation of Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited) (the deconsolidated entities) continued to be appropriate. Under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

At November 13, 2018, the pre-petition date, the Company valued its investment in Lamington to be $278.4 million, of which $127.3 million represents equity, $145.9 million represents promissory notes and interest receivable and $5.2 million in other liabilities, which is equivalent to the Company's book value. This valuation was determined by performing an internal fair value calculation of the assets and liabilities of Lamington under ASC 820, Fair Value Measurement. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The Company calculated the fair value of the White Eagle Revolving Credit Facility using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. All other assets and liabilities were deemed equivalent to their carrying value as at the pre-petition date. Note 16, "Fair Value Measurements," of the accompanying consolidated financial statements.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities was effective for calendar year-end public business entities in 2018. Under the new guidance, a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings. Lamington's main subsidiary, White Eagle, carries its life settlements policies and debt under the White Eagle Revolving Credit Facility at fair value, these valuation are based on inputs that are both significant to the fair value measurement and unobservable. As a result, the Company adopted ASU 2016-01 to value its investment in Lamington during the eleven months ended November 30, 2018. The calculation was performed consistent with ASC 820, Fair Value Measurement with changes in fair value recorded in current earnings.

Related Party Relationship

Upon filing for Chapter 11 and the subsequent deconsolidation, transactions with Lamington are no longer eliminated in consolidation and are treated as related party transactions for Emergent Capital. See Note 4 "Condensed and Consolidated Financial Statements For Entities in Bankruptcy" for all transactions between Emergent Capital and Lamington.
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

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and have the Company cause its direct and indirect subsidiaries change their fiscal year ends, from December 31 to November 30, effective immediately. The Company is filing this Transition Report on Form 10-KT in accordance with SEC rules and regulations. Our financial results for the fiscal period ended November 30, 2018 will cover transactions from January 1, 2018 to November 30, 2018, while the financial results for calendar years ended December 31, 2017 and 2016 will cover results for the two years then ended, the results for the eleven months transition period ending on November 30, 2018 are compared to the results of our previous twelve months calendar year-end as of December 31, 2017.

Additionally, as a result of our subsidiaries Chapter 11 Cases, Lamington's and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment. Therefore, our 2018 results are not comparable with 2017, and the post-petition results are not included in our consolidated results for the eleven months ended November 30, 2018. The results of White Eagle represents the Company's core business, and although the results are deconsolidated, the Company will analyze significant activities for the post-petition.

Our results of operations are discussed below in four parts: (i) our consolidated results of continuing operations, (ii) our results of deconsolidated subsidiaries (iii) results of continuing operations for 2017 compared to 2016, and (iv) our results of discontinued operations.

Results of Continuing Operations - Pre-Petition Date

Eleven Months Ended November 30, 2018 Compared to Twelve Months Ended December 31, 2017

Net loss from continuing operations for the eleven months ended November 30, 2018 was $169.9 million as compared to a loss of $3.2 million for the year ended December 31, 2017. The following is our analysis of net loss for the eleven months ended November 30, 2018 compared to twelve months ended December 31, 2017 (in thousands).

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
Income	$(45,528)	$51,873	$(97,401)	(188)%	decrease
Expenses	124,369	55,111	69,258	126%	increase
Income tax (benefit)	45	—	45	100%	increase
Net income (loss)	$(169,942)	$(3,238)	$(166,704)	5,148%	increase

Income included net gain on maturity of 20 life settlements of $53.3 million compared to a net gain of $35.9 million on maturity of 13 life settlements during the twelve months ended December 31, 2017.

Income from continuing operations for the eleven months ended November 30, 2018 was a loss, which was significantly impacted by a negative change in fair value of life settlements as a result of changes made by the provider of life expectancy reports. This impact is approximately $124.0 million.

Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers (AVS Underwriting LLC and 21st Services, LLC) for valuation purposes and average or "blending," the results of the two life expectancy reports to establish a composite mortality factor.

On October 18, 2018, 21st Services, LLC ("21st Services") announced revisions to its underwriting methodology, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 9%. On October 29, 2018, AVS Underwriting LLC ("AVS"), also announced revisions to its underwriting methodology without an estimated impact, which resulted in an average lengthening of the life expectancies by approximately 13%.

To account for the impact of the revisions by 21st Services and based off of market responses to the methodology change, the Company decided to lengthen the life expectancies furnished by 21st Services by 9% as at November 30, 2018. The resulting impact is approximately $124.0 million reduction in the fair value of its life settlements.

Further, the Company has decide to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. The Company's decision was based on a series of events leading up to the announcement on October 29, 2018, which includes AVS inability to furnish timely reports to allow the Company to blend the results to facilitate timely quarterly reporting. Market participants have expressed concerns regarding their inability to connect the new AVS model to past model. Effective November 2018, the Company discontinued its blending approach. The resulting impact is approximately $23.1 million reduction in the fair value of its life settlements.

Total expenses from continuing operations for the eleven months ended November 30, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $22.8 million; $4.6 million on the 5% Convertible Notes and$3.0 million on the 8.5% Senior Secured Notes.

Approximately $150.9 million included in expense represents impairment of our investment in deconsolidated subsidiaries. At November 13, 2018, the pre-petition date, the Company valued its investment in Lamington to be $278.4 million, which is equivalent to the Company's book value. This valuation was determined by performing an internal fair value calculation of the assets and liabilities of Lamington under ASC 820, Fair Value Measurement. As a result of the Chapter 11 Cases, consistent with ASC 321, Investments - Equity Securities, the Company subsequently, measured its investment in Lamington at fair value as of November 30, 2018. Further, the Company engaged a third party to perform a quantitative assessment to determine the value of its investment in Lamington. The valuation report showed the fair value of the Company's investment in Lamington to be $128.8 million, which is $150.9 million lower than its pre-petition value. As a result, the Company recognized an impairment on its investment in Lamington at November 30, 2018, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The fair value of $128.8 million has inherent estimates including, but not limited to, when the Company will emerge from bankruptcy, the estimated discount rate, the value of the debt under the White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

Expense was positively impacted by change in fair of the White Eagle Revolving Credit Facility of approximately $70.9 million. The White Eagle Revolving Credit Facility incurred pre-petition gain, which is mainly attributable to lengthen the life expectancies furnished by 21st Services by 9% to determine the value of the life insurance policies pledged as collateral in the facility. This impacted the value of the debt by approximately $66.7 million. This amount is shown as a reduction to expenses on the statement of operations for the period ended November 30, 2018.

Total expenses from continuing operations for the twelve months ended December 31, 2017 were mainly comprised of interest expense of $16.8 million on the White Eagle Revolving Credit Facility; $9.2 million on the 8.5% Convertible Notes; $2.1 million on the 5% Convertible Notes; $2.8 million on the 15% Senior Secured Notes; $1.4 million on the 8.5% Senior Secured Notes, $2.0 million loss on extinguishment of debt, and a change in the fair value of the White Eagle Revolving Credit Facility of $4.5 million.

Change in fair value of life settlements (in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
Change in fair value of life settlements	$(46,879)	$51,551	$(98,430)	(191)%	decrease

During the eleven months ended November 30, 2018, 20 life insurance policies with face amounts totaling $93.4 million matured, compared to 13 policies with face amounts of $67.2 million for the twelve months ended December 31, 2017. The net gain of these maturities was $53.3 million and $35.9 million for 2018 and 2017, respectively, and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the eleven months ended November 30, 2018 and twelve months ended December 31, 2017. All 20 of the maturities served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $95.8 million were received during the eleven months ended November 30, 2018. Of this amount, approximately $76.6 million inclusive of approximately $7.8 million collected during the year ended December 31, 2017 were utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers (AVS Underwriting LLC and 21st Services, LLC) for valuation purposes and average or "blending," the results of the two life expectancy reports to establish a composite mortality factor.

On October 18, 2018, 21st Services, LLC ("21st Services") announced revisions to its underwriting methodology, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 9%. On October 29, 2018, AVS Underwriting LLC ("AVS"), also announced revisions to its underwriting methodology without an estimated impact, which resulted in an average lengthening of the life expectancies by approximately 13%.

To account for the impact of the revisions by 21st Services and based off of market responses to the methodology change, the Company decided to lengthen the life expectancies furnished by 21st Services by 9% as at November 30, 2018. The resulting impact is approximately $124.0 million reduction in the fair value of its life settlements.

Further, the Company has decide to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. The Company's decision was based on a series of events leading up to the announcement on October 29, 2018, which includes AVS inability to furnish timely reports to allow the Company to blend the results to facilitate timely quarterly reporting. Market participants have expressed concerns regarding their inability to connect the new AVS model to past model. Effective November 30, 2018, the Company discontinued its blending approach. The resulting impact is approximately $23.1 million reduction in the fair value of its life settlements.

The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors at November 30, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 13.43% compared to 15.95% at December 31, 2017 for all policies including those of the deconsolidated entities.

As of November 30, 2018, we owned two policies with an estimated fair value of $1.2 million compared to 608 policies with a fair value of $567.5 million at December 31, 2017, a decrease of $566.3 million due to the deconsolidation of White Eagle. As of November 30, 2018, the aggregate death benefit of these life settlements was $12.0 million.

Of these two policies owned as of November 30, 2018, all were previously premium financed and are valued using discount rates that range from 13.25% to 14.75%.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
Interest expense	$30,845	$32,797	$(1,952)	(6)%	decrease
Loss on extinguishment of debt	—	2,018	(2,018)	(100)%	decrease
Change in fair value of investment in deconsolidated subsidiaries	150,894	—	150,894	100%	increase
Change in fair value of Revolving Credit Facility	(70,900)	4,501	(75,401)	(1,675)%	decrease
SG&A expenses	13,530	15,795	(2,265)	(14)%	decrease
Total Expense	$124,369	$55,111	$69,258	126%	increase

Interest expense (in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$22,757	$16,819	$5,938	35%	increase
8.5% Convertible Notes	169	9,206	(9,037)	(98)%	decrease
15% Senior Secured Notes	—	2,784	(2,784)	(100)%	decrease
5% Convertible Notes	4,563	2,107	2,456	117%	increase
8.5% Senior Secured Notes	3,004	1,370	1,634	119%	increase
Participation Interest - White Eagle Revolving Credit Facility	340	467	(127)	(27)%	decrease
Other	12	44	(32)	(73)%	decrease
Total Interest Expense	$30,845	$32,797	$(1,952)	(6)%	decrease

Outstanding debt as of November 30, 2018 included $1.2 million of 8.5% Senior Unsecured Convertible Notes, $75.8 million of 5% Senior Unsecured Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.

Of the interest expense of $30.8 million for the eleven months ended November 30, 2018, approximately $22.8 million represents interest paid on the White Eagle Revolving Credit Facility prior to its deconsolidation. The increase in interest expense resulted from an increase in the principal balance of the facility. Interest expense also includes approximately $340,000 for participation interest on the White Eagle Revolving Credit Facility paid during the eleven months ended November 30, 2018.

Interest expense on the 8.5% Senior Unsecured Convertible Notes totaled $169,000, including $93,000, $66,000 and $10,000 from interest, amortizing debt discounts and origination costs, respectively, during the eleven months ended November 30, 2018.

The Company recorded $4.6 million of interest expense on the 5.0% Senior Unsecured Convertible Notes, including $3.5 million, $947,000 and $140,000 from interest, amortization of debt discount and origination costs, respectively, during the eleven months ended November 30, 2018.

The Company recorded approximately $3.0 million of interest expense on the 8.5% Senior Secured Notes, which includes $2.8 million of interest and $244,000 of amortizing debt issuance costs respectively, during the eleven months ended November 30, 2018.
Of the interest expense of $32.8 million for the twelve months ended December 31, 2017, approximately $16.8 million represents interest paid on the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility at December 31, 2017. Interest expense also includes approximately $467,000 for participation interest on the Facility paid during the twelve months ended December 31, 2017.

Interest expense on the 8.5% Convertible Notes totaled $9.2 million, including $4.2 million, $2.5 million, $2.1 million and $314,000 from interest, one time debt modification cost, amortizing debt discounts and origination costs, respectively. Interest for the twelve months ended December 31, 2017 included approximately $522,000 of additional interest paid in kind to note holders.

The Company recorded approximately $2.8 million of interest expense on the 15% Senior Secured Notes, which includes $2.6 million of interest and $184,000 of amortizing debt issuance costs, respectively, during the twelve months ended December 31, 2017. The 15% Senior Secured Notes were repaid and canceled on July 28, 2017 in connection with the 2017 recapitalization.

The Company recorded $2.1 million of interest expense on the New Convertible Notes, including $1.6 million, $432,000 and $64,000 from interest, amortization of debt discount and origination costs, respectively, during the twelve months ended December 31, 2017.

The Company recorded approximately $1.4 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest and $98,000 of amortizing debt issuance costs, respectively, during the twelve months ended December 31, 2017.

See Notes 10, "White Eagle Revolving Credit Facility," ," 11, "8.50% Senior Unsecured Convertible Notes," 12, "5% Senior Unsecured Convertible Notes," 13, "15.0% Senior Secured Notes," and 14, "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Extinguishment of debt (in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
Loss on extinguishment of debt	$—	$2,018	$(2,018)	(100)%	decrease

During the twelve months ended December 31, 2017, approximately $2.0 million was recorded in loss on the extinguishment of debt for the 15.0% Senior Secured Notes, including $1.5 million and $518,000 related to prepayment penalty and write off of origination cost, respectively.

Change in fair value of the White Eagle Revolving Credit Facility (in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$(70,900)	$4,501	$(75,401)	(1,675)%	decrease

For the eleven months ended November 30, 2018, the White Eagle Revolving Credit Facility shows a gain of approximately $70.9 million compared to a loss of $4.5 million for the twelve months ended December 31, 2017. This loss is attributable to a combination of offsetting factors as discussed below:

During the eleven months ended November 30, 2018, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rate used to value the facility.

The Facility incurred pre-petition gain of approximately $70.9 million, which is mainly attributable to lengthen the life expectancies furnished by 21st Services by 9% to determine the value of the life insurance policies pledged as collateral in the facility. This impacted the value of the debt by approximately $66.7 million. This amount is shown as a reduction to expenses on the statement of operations for the period ended November 30, 2018

During the twelve months ended December 31, 2017, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rate used to value the facility.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general and administrative expenses (in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
Personnel costs	2,707	$5,070	$(2,363)	(47)%	decrease
Legal fees	3,052	3,721	(669)	(18)%	decrease
Professional fees	5,475	4,445	1,030	23%	increase
Insurance	734	783	(49)	(6)%	decrease
Other SG&A	1,562	1,776	(214)	(12)%	decrease
Total SG&A Expense	$13,530	$15,795	$(2,265)	(14)%	decrease

The decrease in SG&A expense was primarily the result of a decrease in personnel costs of $2.4 million, a decrease in legal expense of $669,000, a decrease in other SG &A of $214,000, and a decrease in insurance costs of $49,000 offset by an increase in professional fees $1.0 million.

On August 3, 2017 and August 11, 2017, as a reduction in force, the Company reduced its headcount from 20 employees to 12 employees. The Company recognized a onetime severance cost of approximately $1.0 million related to this reduction, the amounts were included in personnel cost and were being paid over a period of twelve months.

Results of Operations for Deconsolidated Subsidiaries Post-Petition Period

Net loss from deconsolidated operations for the post-petition period to November 30, 2018 was $61.1 million and comprise the below:

Post-Petition
November 14, 2018 to November 30, 2018
Income (loss)	$(5,999)
Expenses	55,098
Net income (loss)	$(61,097)

Total income for the post-petition period was a loss of $6.0 million and mainly comprised change in fair value of life settlements loss of approximately $6.0 million.

Expense was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately of approximately $53.6 million.

Change in fair value of life settlements (in thousands)

The change in fair value was impacted by updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

The Company re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company's portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy, and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors at November 30, 2018, White Eagle determined that the weighted average discount rate calculated based on death benefit was 13.42% compared to 15.94% at December 31, 2017.

As of November 30, 2018, White Eagle owned 586 policies with an estimated fair value of $505.2 million with an aggregate death benefit of these life settlements was $2.8 billion. All 586 policies were pledged to the White Eagle Revolving Credit Facility. The Company also recorded a $27.7 million receivable for maturity of life settlements at November 30, 2018 relating to policies pledged to the White Eagle Revolving Credit Facility.

Of these 586 policies owned as of November 30, 2018, 512 were previously premium financed and are valued using discount rates that range from 12.25% – 19.25%. The remaining 74 policies are valued using discount rates that range from 12.25% – 13.75%. See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements.

Change in fair value of White Eagle Revolving Credit Facility (in thousands)

The White Eagle Revolving Credit Facility incurred post-petition loss of approximately $53.6 million, which is mainly attributable assumptions incorporated due to the Chapter 11 filing of the entity. This amount is shown as an increase to White Eagle's expenses on the statement of operations for the period ended November 30, 2018. Outstanding debt under the facility at November 30, 2018 was $363.8 million of outstanding principal.

The White Eagle Revolving Credit Facility is valued at November 30, 2018 using discount rates of 23.27% compared to 18.57% for the year ended December 31, 2017.

Refer to Note 3 "Deconsolidation of Subsidiaries", Note 4 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 5 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

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
Total expenses from continuing operations for the year ended December 31, 2017 were mainly comprised of interest expense of $16.8 million on the White Eagle Revolving Credit Facility; $9.2 million on the 8.5% Convertible Notes; $2.1 million on the 5% Convertible Notes; $2.8 million on the 15% Senior Secured Notes; $1.4 million on the 8.5% Senior Secured Notes, $2.0 million loss on extinguishment of debt, and a change in the fair value of the White Eagle Revolving Credit Facility of$4.5 million.
Total expenses for the year ended December 31, 2016 were also significantly impacted by a $15.7 million gain for the change in fair value of the Revolving Credit Facilities which is associated with the adoption of the 2015 VBT (as defined below).
Change in Fair Value of Life Settlements (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Change in fair value of life settlements	51,551	$864	$50,687	5,867%	increase

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

During the year ended December 31, 2016, the Company changed its valuation technique and decided to adopt the 2015 VBT, smoker and gender distinct tables, to determine the value of the policies. The resulting impact was a reduction in the fair value of the life settlements of approximately $17.6 million for the year ended December 31, 2017.

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

As of December 31, 2017, the Company owned 608 policies with an estimated fair value of $567.5 million compared to 621 policies with a fair value of $498.4 million at December 31, 2016, an increase of $69.1 million or 14%. Of the 608 policies, 606 policies were pledged to the White Eagle Revolving Credit Facility. During the year ended December 31, 2016, the Company purchased $3.1 million in additional death benefit by acquiring retained portions of policy benefits from 20 policies for approximately $1.4 million. In addition, we acquired one life insurance policy for the same period ended 2016, which resulted in a gain of approximately $262,000. As of December 31, 2017, the aggregate death benefit of our life settlements was $2.9 billion.

Of these 608 policies owned as of December 31, 2017, 530 were previously premium financed and are valued using discount rates that range from 15.00% - 21.00%. The remaining 78 policies are valued using discount rates that range from 14.50% -17.50%. See Note 16, "Fair Value Measurements"," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Interest expense	$32,797	$29,439	$3,358	11%	increase
Extinguishment of Senior Notes	2,018	554	1,464	264%	increase
Change in fair value of Revolving Credit Facilities	4,501	(1,898)	6,399	(337)%	increase
SG&A expenses	15,795	22,449	(6,654)	(30)%	decrease
Total Expense	$55,111	$50,544	$4,567	9%	increase

Interest expense (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	16,819	$11,422	$5,397	47%	increase
Red Falcon Revolving Credit Facility	—	4,260	(4,260)	(100)%	decrease
8.5% Convertible Notes	9,206	9,737	(531)	(5)%	decrease
15% Senior Secured Notes	2,784	4,008	(1,224)	(31)%	decrease
5% Convertible Notes	2,107	—	2,107	100%	increase
8.5% Senior Secured Notes	1,370	—	1,370	100%	increase
Participation Interest - White Eagle Revolving Credit Facility	467	—	467	100%	increase
Other	44	12	32	267%	increase
Total Interest Expense	$32,797	$29,439	$3,358	11%	increase

Outstanding debt for the year ended December 31, 2017 includes $329.0 million of outstanding principal on the White Eagle Revolving Credit Facility, $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $35.0 million of 8.5% Senior Secured Notes.
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
The Red Falcon Revolving Credit Facility which was held by one of our subsidiaries, Red Falcon Trust, was terminated in December 2016 and the policies were acquired by White Eagle, shows a decrease of approximately $4.3 million when compared to the year ended December 31, 2016. There was no interest expense for this facility during 2017 given the debt was fully repaid during the year ended December 31, 2016.
Interest expense on the 8.5% Convertible Notes totaled $9.2 million, including $4.2 million, $2.5 million, $2.1 million and $314,000 from interest, one time debt modification cost, amortizing debt discounts and originations costs, respectively, during the year ended December 31, 2017. Interest for the year ended December 31, 2017 included approximately $522,000 of additional interest paid in kind to note holders.
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
Of the interest expense of $29.4 million for the year ended December 31, 2016, approximately $11.4 million represents interest paid on the White Eagle Revolving Credit Facility and approximately $4.3 million was attributable to the Red Falcon Revolving Credit Facility. Interest included $388,000 and$297,000 of debt issuance costs for the White Eagle Revolving Credit Facility and the Red Falcon Revolving Credit Facility, respectively, which were not capitalized as a result of electing the fair value option for valuing these debt facilities, and $11.0 million and $4.0 million related to interest payments paid during the year ended December 31, 2016, respectively. The Red Falcon Revolving Credit Facility was fully repaid on December 29, 2016.
Interest expense on the 8.5% Convertible Notes totaled $9.7 million of interest expense on the 8.5% Convertible Notes, including $6.0 million, $3.2 million and $480,000 from interest, amortizing debt discounts and origination costs, respectively for the year ended December 31, 2016.
The Company recorded approximately $4.0 million of interest expense on the 15% Senior Secured Notes, which includes $3.7 million of interest and $356,000 of amortizing debt issuance costs, during the year ended December 31, 2016.

See Notes 10, "White Eagle Revolving Credit Facility," ," 11, "8.50% Senior Unsecured Convertible Notes," 12, "5% Senior Unsecured Convertible Notes," 13, "15.0% Senior Secured Notes," and 14, "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

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

Change in fair value of the Revolving Credit Facilities (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
White Eagle Revolving Credit Facility	$4,501	$(1,389)	$5,890	(424)%	decrease
Red Falcon Revolving Credit Facility	—	(509)	509	(100)%	decrease
Total Change in Fair Value of Revolving Credit Facilities	$4,501	$(1,898)	$6,399	(337)%	decrease

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

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements.
Selling, General and Administrative Expenses (in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Personnel costs	$5,070	$6,070	$(1,000)	(16)%	decrease
Legal fees	3,721	6,427	(2,706)	(42)%	decrease
Professional fees	4,445	7,081	(2,636)	(37)%	decrease
Insurance	783	835	(52)	(6)%	decrease
Other SG&A	1,776	2,036	(260)	(13)%	decrease
Total SG&A Expense	$15,795	$22,449	$(6,654)	(30)%	decrease

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

Results of Discontinued Operations

2018 Compared to 2017

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
Total income	17	33	$(16)	(48)%	decrease
Total expenses	46	304	(258)	(85)%	decrease
Loss before income taxes	(29)	(271)	242	(89)%	decrease
Income tax benefit	—	—	—	—%	decrease
Net loss, net of income taxes	$(29)	$(271)	$242	(89)%	decrease

Net loss from our discontinued structured settlement operations for the eleven months ended November 30, 2018 was $29,000 as compared to a net loss of $271,000 for the twelve months ended December 31, 2017. Total income from our discontinued structured settlement operations was $17,000 compared to $33,000 for the eleven months ended November 30, 2018 and twelve months ended December 31, 2017, respectively.

Total expenses from our discontinued structured settlement operations were $46,000 for the eleven months ended November 30, 2018 compared to $304,000 incurred during the twelve months ended December 31, 2017. This decrease was mainly attributable to an $180,000 decrease in other SG&A and a $78,000 decrease in legal fees.

2017 Compared to 2016

	Year Ended December 31,
	2017	2016	Change	% Change
Total income (loss)	33	12	$21	175%	increase
Total expenses	304	272	32	12%	increase
Net income (loss), net of income taxes	$(271)	$(260)	$(11)	4%	increase

Net loss from our discontinued structured settlement operations for the year ended December 31, 2017 was $271,000 as compared to a net loss of $260,000 for the same period in 2016. Total income from our discontinued structured settlement operations was $33,000 compared to $12,000 for the year ended December 31, 2017 and 2016, respectively.

Total expenses from our discontinued structured settlement operations were $304,000 for the year ended December 31, 2017compared to $272,000 incurred during the same period in 2016. This increase was attributable to a $138,000 increase in other SG&A, offset by a $93,000 decrease in legal fees.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our 8.5% Convertible Notes, 5% Convertible Notes, 8.5% Senior Secured Notes and other financing arrangements.

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $306.0 million as of November 30, 2018, of this amount, approximately $170.0 million relates to the activities for the eleven months ended November 30, 2018 for which $150.9 million represents change in fair value of investment in our deconsolidated subsidiaries as a result of their Chapter 11 filing. Cash flows used in operating activities were $41.2 million for the eleven months ended November 30, 2018 and $34.8 million for the year ended December 31, 2017. As of November 30, 2018, we had approximately $1.2 million of cash and cash equivalents and certificates of deposit of $500,000; of this amount, approximately $1.2 million is available to pay premiums on the two unencumbered policies of which such expenses will approximate $162,000 in 2019 and other overhead expenses. Further, on February 15, 2019, we were in default with respect to approximately $1.2 million of principal balance together with accrued and unpaid interest on our 8.5% Senior Unsecured Convertible Notes as a result of our failure to pay the principal and accrued and unpaid interest due and payable on such date, which date was the stated maturity date of the 8.5% Senior Unsecured Convertible Notes. See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of death benefits from life insurance policy maturities, strategic capital market raises, pledged policy sales (subject to certain asset sale restrictions by the bankruptcy court), secure financing needed to exit the bankruptcy process, the approval of the Bankruptcy Court to continue utilizing death benefits for payment of premiums and cash on hand.

As of the filing date of this Form 10-KT, we had approximately $3.3 million of cash and cash equivalents inclusive of certificates of deposit of $503,000. Our deconsolidated subsidiaries holds approximately $23.0 million in cash and cash equivalents which is restricted by the Bankruptcy Court. In considering our forecast for the next twelve months and the pending approval of the Debtors Chapter 11 reorganization plan by the Bankruptcy Court, these facts, aggregated with the current cash balance as of the filing for this Form 10-KT, create a substantial doubt of the Company’s ability to meet their financial needs. In considering the factors above, management plans to continue to operate our business and to seek Bankruptcy Court approval to continue to use cash collateral after the expiration of the initially approved twenty (20) week period.

For the eleven months ended November 30, 2018, we paid $85.3 million in premiums to maintain our policies in force. Of this amount, $78.6 million was paid by White Eagle through its borrowings pre-petition and $6.6 million post-petition. With the Chapter 11 Cases, White Eagle can no longer borrow under the facility to pay premium or facility expenses. However, the Bankruptcy Court authorized the Debtors to use cash collateral for a period of twenty (20) weeks (the "Cash Collateral'). The

Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court. Assuming no policy maturities, as of November 30, 2018, we expect to pay $105.6 million and $163,000 in premiums during 2019 on the 586 policies that have been pledged under the White Eagle Revolving Credit Facility and the two policies not pledged, respectively; however, any future cost of insurance increases may cause our projected premium payments to significantly increase. Additionally, at November 30, 2018, we had $75.8 million, $35.0 million and $1.2 million and in aggregate principal amount of outstanding 5% Convertible Notes, 8.5% Senior Secured Notes and 8.5% Convertible Notes, which accrue interest at 5.0%, 8.5%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes and the 8.5% Convertible Notes are due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly.

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

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Maturities Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Maturities/Premiums Coverage Ratio (%)
March 31, 2015	3,001,987	27,188	57,723	47%
June 30, 2015	2,982,416	63,768	59,990	106%
September 30, 2015	2,997,903	67,468	63,124	107%
December 31, 2015	2,979,352	67,403	64,923	104%
March 31, 2016	2,969,670	67,195	66,049	102%
June 30, 2016	2,966,388	34,815	67,843	51%
September 30, 2016	2,953,796	43,915	69,430	63%
December 31, 2016	2,946,511	37,460	71,681	52%
March 31, 2017	2,908,876	62,330	75,609	82%
June 30, 2017	2,903,899	63,353	79,378	80%
September 30, 2017	2,887,827	67,053	82,032	82%
December 30, 2017	2,880,487	67,176	84,751	79%
March 31, 2018	2,852,803	57,026	86,561	66%
June 30, 2018	2,826,863	78,039	87,650	89%
September 30, 2018	2,794,652	94,039	89,263	105%
November 30, 2018	2,787,916	93,435	96,440	97%

We believe that the life insurance policy maturities we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining policies in the portfolio but do expect that our portfolio cash flow on a period-to-period basis will remain inconsistent given its dependence on actual maturities.

Financing Arrangements Summary

White Eagle Revolving Credit Facility

White Eagle is the borrower under a $370.0 million (as amended on December 29, 2016) revolving credit facility, with Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders.

Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which, among other items, is capped at 75% of the valuation of the policies pledged as collateral. This loan to value calculation is determined by the lenders with a high degree of discretion. At November 30, 2018, $6.2 million was undrawn and $5.7 million was available to borrow under the White Eagle Revolving Credit Facility. For a description of the facility see Note10, "White Eagle Revolving Credit Facility - Borrowing Base & Availability," of the notes to Consolidated Financial Statements.

At November 30, 2018, the fair value of the debt under the White Eagle Revolving Credit Facility was $346.7 million. As of November 30, 2018, the borrowing base was approximately $369.4 million including $363.8 million in outstanding principal. Interest is calculated at LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% and is due quarterly. Interest totaling $22.8 million was paid during the eleven months ended November 30, 2018. Approximately $340,000 was paid to the lender as participation interest during the eleven months ended November 30, 2018. There are no scheduled repayments of principal prior to maturity although payments are due upon receipt of death benefits and distributed pursuant to the waterfall. Approximately $416,000 was received by the Company from the waterfall distribution during the eleven months ended November 30, 2018.

Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six percent (6%). Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At November 30, 2018, LIBOR was 2.11%.

Subsequent Event

On December 13, 2018, White Eagle filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 case is being administered under case number 18-12808 (the "White Eagle Chapter 11 Case").

The commencement of the White Eagle Chapter 11 Case, together with the related Chapter 11 cases for Lamington and WEGP filed on November 14, 2018 (collectively with the White Eagle Chapter 11 Case, the "Chapter 11 Cases", constitutes an event of default under White Eagle’s revolving credit facility (the "Credit Facility"), resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the Credit Facility. Any efforts by LNV Corporation, the lender under the Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the Credit Facility ("CLMG"), to enforce repayment by White Eagle and/or such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the Credit Facility are automatically stayed as a result of the commencement of the Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the Credit Facility are subject to the applicable provisions of the Bankruptcy Code. The previously announced Standstill Agreement among White Eagle, LNV and CLMG expired prior to the filing of the White Eagle Chapter 11 Case.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP , the "Plaintiffs"), filed suit (the "Suit") against LNV Corporation ("LNV"), Silver Point Capital L.P. ("Silver Point") and GWG Holdings, Inc. ("GWG" and, with LNV and Sliver Point, the "Defendants") in the United States Bankruptcy Court for the District of Delaware (the "Court"), where the Suit will be administered together with the previously filed and announced petitions for relief under Chapter 11 of the United States Bankruptcy Code of White Eagle, Lamington and WEGP (the "Chapter 11 Cases" and White Eagle, Lamington and WEGP, the "Debtors"). LNV, a subsidiary of Beal Bank ("Beal"), is the lender under White Eagle’s outstanding revolving credit facility (the "Credit Facility").

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Court authorized the Debtors to use the proceeds of pre-petition cash collateral for a period of twenty (20) weeks (the "Cash Collateral'). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such Budget.

See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information.

For a description of the White Eagle Revolving Credit Facility, Note 10, "White Eagle Revolving Credit Facility," of the notes to the accompanying consolidated financial statements.

8.50% Senior Unsecured Convertible Notes

At November 30, 2018, there was $1.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 outstanding. For a description of the Convertible Notes see Note 11, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statement.

During 2017, the Company entered into the Master Transaction Agreements regarding a series of integrated transactions with the intent to effect a recapitalization of the Company (the "Transaction") which included, among other transactions, a Convertible Note Exchange Offer and a New Convertible Note Indenture providing for the issuance of New Convertible Notes to be delivered in connection with the Transaction (each as defined in the Master Transaction Agreements).

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

5.0% Senior Unsecured Convertible Notes

At November 30, 2018, there was 75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes"). For a description of the New Convertible Notes see Note 12, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

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

The Company may redeem, in whole but not in part, the New Convertible Notes at a redemption price of 100% of the principal amount of the New Convertible Notes to be redeemed, plus accrued and unpaid interest and additional interest, if any, if and only if the last reported sale price of the Common Stock equals or exceeds 120% of the conversion price for at least 15 trading days in any period of 15 consecutive trading days. The Company may, at its election, pay or deliver as the case may be, to all Holders of the New Convertible Notes, either (a) solely cash, (b) solely shares of Common Stock, or (c) a combination of cash and shares of Common Stock.

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

8.5% Senior Secured Notes

At November 30, 2018, there was $35.0 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 13, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

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

On August 11, 2017, the Company entered into a Securities Purchase Agreement with Brennan Opportunities Fund
I LP ("Brennan") pursuant to which Brennan purchased from the Company (i) 12,500,000 shares (the "Brennan Shares") of Common Stock at a price of $0.40 per share for an aggregate purchase price of $5.0 million and (ii) $5.0 million principal amount of the Company’s 8.5% Senior Secured Notes (the "Brennan Notes," and together with the Brennan Shares, the "Brennan Securities"). The Securities Purchase Agreement contained customary representations, warranties, and covenants.

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

At November 30, 2018, the outstanding principal of the 8.5% Senior Secured Notes was $35.0 million with a carrying value of $34.2 million, net of unamortized debt issuance cost of $829,600.

8.5% Senior Secured Notes Amendment

On December 28, 2018, the Company entered into subscription agreements (the "Subscription Agreements") with several investors (the "Investors"), Pursuant to the Subscription Agreements, the Investors purchased from the Company an aggregate of $5.7 million principal amount of the Company’s 8.5% Senior Secured Notes for an aggregate purchase price of $4.3 million. The transactions were consummated on December 28, 2018.

On December 28, 2018, the Company received a commitment letter (the "Commitment Letter") from Ironsides Partners LLC, an entity affiliated with Robert Knapp, a member of the Board, for an aggregate investment, at the Company’s election, of up to $2.0 million principal amount of 8.5% Senior Secured Notes for an aggregate purchase price of up to $1.5 million no later than January 31, 2019. The Commitment Letter contains certain conditions precedent to Ironsides’ obligations to purchase such Senior Notes.

On January 30, 2019, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Ironsides Partners Special Situations Master Fund III L.P. (the "Investor"), which is affiliated with Robert Knapp, a member of the Company’s Board of Directors. Pursuant to the Note Purchase Agreement, the Investor purchased from the Company $2.0 million principal amount of the Company’s 8.5% Senior Secured Notes for a purchase price of $1.5 million.

On February 11, 2019, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Brennan Opportunities Fund I LP (the "Investor"), which is affiliated with Patrick T. Brennan, a member of the Company’s Board of Directors. Pursuant to the Subscription Agreement, the Investor purchased from the Company $967,000 principal amount of the Company’s 8.5% Senior Secured Notes (the "Senior Notes") for a purchase price of $725,250. The transaction was consummated on February 14, 2019.

See Note 23, "Subsequent Events" of the notes to Consolidated Financial Statements.

Cash Flows
The following table summarizes our cash flows, which includes both continuing and discontinued operations, from operating, investing and financing activities for the years ended November 30, 2018, 2017 and 2016 (in thousands):

	Eleven Months Ended November 30,	Year Ended December 31,
	2018	2017	2016
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(41,225)	$(34,847)	$(45,555)
Investing activities	(17,425)	(37,566)	(26,120)
Financing activities	28,592	92,362	62,652
(Decrease)/increase in cash and cash equivalents	$(30,058)	$19,949	$(9,023)

Operating Activities

During the eleven months ended November 30, 2018, operating activities used cash of $41.2 million. Our net loss of $170.0 million was adjusted for the following: change in fair value of investment in deconsolidated subsidiaries of approximately $150.9 million, attributable to the deconsolidation of Lamington and its subsidiaries due to the Chapter 11 cases. White Eagle Revolving Credit Facility financing costs and fees of $927,000, which represent fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance, amortization of discount and deferred cost for the 5% Convertible Notes of $1.1 million, amortization of discount and deferred cost for the 8.5% Senior Secured Notes of $244,000, amortization of discount and deferred cost for the 8.5% Convertible Notes of $76,000, stock based compensation of $562,000, change in fair value of life settlement gains of $46.9 million that is mainly attributable to maturities of 20 policies; change in fair value of White Eagle Revolving Credit Facility gain of $70.9 million that is mainly attributable to increased borrowings, the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and an increase in the discount rates, and a net negative change in the components of operating assets and liabilities of $10,000. This $10,000 change in operating assets and liabilities is partially attributable to a $316,000 decrease in interest payable on the 5.0% Convertible Notes, a $1.0 million decrease in other liabilities, offset by a $877,000 increase in accounts payable and accrued expenses, and a $496,000 increase in interest payable on the 8.5% Senior Secured Noted.

During the year ended December 31, 2017, operating activities used cash of $34.8 million. Our net loss of $3.5 million was adjusted for the following: White Eagle Revolving Credit Facility financing costs and fees of $931,000, which represent fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance, interest paid in kind on the 8.5% Convertible Notes of $6.3 million, debt modification costs for the 8.5% Convertible Notes of $2.5 million, amortization of discount and deferred cost for the Convertible Notes of $2.4 million, extinguishment of 15% Senior Secured notes of $2.0 million, change in fair value of life settlement gains of $51.6 million that is mainly attributable maturities of 13 policies; change in fair value of White Eagle Revolving Credit Facility loss of $4.5 million that is mainly attributable to increased borrowings, the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and an increase in the discount rates, and a net positive change in the components of operating assets and liabilities of $312,000. This $312,000 change in operating assets and liabilities is partially attributable to $2.2 million decrease in interest payable on the 8.5% Convertible Notes and a $213,000 decrease in interest payable on the 15.0% Senior Secured Notes offset by a $1.4 million decrease in interest payable on the 5.0% Convertible Notes, offset by an increase in accounts payable and accrued expenses of $779,000 and increase in prepaid expenses of $323,000.

Investing Activities

Net cash used in investing activities for the eleven months ended November 30, 2018 was $17.4 million and included proceeds of $90.8 million from maturity of 20 life settlements and $516,000 for certificates of deposit. This was offset by $78.7 million for premiums paid on life settlements and $30.0 million in deconsolidation of subsidiaries cash.

Net cash used in investing activities for the year ended December 31, 2017 was $37.6 million and included proceeds of $42.1 million from maturity of 13 life settlements and $5.0 million for certificates of deposit. This was offset by $84.7 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the eleven months ended November 30, 2018 was $28.6 million and included $81.3 million of borrowings from the White Eagle Revolving Credit Facility offset by $52.7 million in repayment of borrowings under the White Eagle Revolving Credit Facility.

Net cash provided by financing activities for the year ended December 31, 2017 was $92.4 million and included $86.4 million of borrowings from the White Eagle Revolving Credit Facility; $19.2 million from issuance of common stock, $5.0 million of borrowings from the 8.5% Senior Secured Notes and $2.8 million of borrowings from the 15% Promissory Note. These were offset by $19.6 million in repayment of borrowings under the White Eagle Revolving Credit Facility and $1.3 million in payment of recapitalization transaction cost.
Contractual Obligations
The following table summarizes our contractual obligations as of November 30, 2018 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$472	$233	$239	$—	$—
White Eagle Revolving Credit Facility (1)	363,764	363,764	—	—	—
Interest payable (2)	5,494	5,494	—	—	—
8.5% Senior Unsecured Convertible Notes	1,194	1,194	—	—	—
8.5% Senior Secured Notes	35,000	—	—	35,000	—
5% Senior Unsecured Convertible Notes	75,837	—	—	75,837	—
	$481,761	$370,685	$239	$110,837	$—

(1)	Please see Note 10, "White Eagle Revolving Credit Facility," to the accompanying consolidated financial statements.

(2)	Includes $3.7 million related to outstanding interest due for the White Eagle Revolving Credit Facility.
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

Off-Balance Sheet Arrangements
At November 30, 2018, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of November 30, 2018, we did not hold material amount of financial instruments for trading purposes.
Credit Risk
Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of November 30, 2018:

Carrier - Deconsolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	23.4%	19.9%	A1	AA-
Transamerica Life Insurance Company	18.3%	21.0%	A1	AA-

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100.0%	100.0%	Aa3	AA-
Interest Rate Risk
At November 30, 2018, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At November 30, 2018, the applicable LIBOR rate was 2.11%. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six percent (6%).

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

As of November 30, 2018, through its consolidated and deconsolidated subsidiaries we owned life settlements with a fair value of $506.4 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets, which could also decrease the borrowing base available to White Eagle under the applicable White Eagle Revolving Credit Facility. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.
Foreign Currency Exchange Rate Risk
Changes in the exchange rate between transactions denominated in a currency other than our foreign subsidiaries’ functional currency are immaterial to our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves.

Item 8. Financial Statements and Supplementary Data
The financial statements required by this Item are included in Item 15 of this Transition Report on Form 10-KT and are presented beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of November 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including to the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Transition Report on Form 10-KT.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended November 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2018.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after November 30, 2018.
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
Item 11. Executive Compensation
The information regarding executive compensation is incorporated herein by reference to the Proxy Statement to be filed within 120 days after November 30, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management is hereby incorporated by reference to the Proxy Statement to be filed within 120 days after November 30, 2018.
Shown below is certain information as of November 30, 2018 regarding equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in other column)
Equity compensation plans approved by security holders	85,000	$6.94	9,511,785
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	85,000	$6.94	9,511,785
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement to be filed within 120 days after November 30, 2018.
Item 14. Principal Accountant Fees and Services
The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Proxy Statement to be filed within 120 days after November 30, 2018.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements:
Our consolidated financial statements identified in the accompanying Index to Financial Statements at page F-1 herein are filed as part of this Transition Report on Form 10-KT.
(a)(2) Financial Statement Schedules: The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
The accompanying Exhibit Index on page E-1 sets forth the exhibits that are filed as part of this Transition Report on Form 10-KT.

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

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith	SEC File #
2.1	Stock Purchase Agreement, dated January 22, 2018, among Emergent Capital, Inc., SB Holdings and Sherman, Clay & Co.	10-Q	2.1	05/10/18		001-35064
2.1.1	Letter Agreement dated July 10, 2018 by and among Emergent Capital, Inc., SB Holdings, Inc. and Sherman, Clay & Co.	8-K	10.1	07/16/18		001-35064
3.1	Articles of Incorporation of Registrant, as amended.	10-K	3.1	03/14/18		001-35064
3.2	Amended and Restated Bylaws of Registrant, as amended.	10-Q	3.1	11/16/18		001-35064
4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10		333-168785
4.2	Indenture, dated as of February 21, 2014, by and among the Registrant and U.S. Bank, National Association, as indenture trustee.	8-K	4.1	02/21/14		001-35064
4.2.1	First Supplemental Indenture, dated as of March 13, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.2	03/17/17		001-35064
4.2.2	Second Supplemental Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.2	08/01/17		001-35064
4.3	Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.3	08/01/17		001-35064
4.4	Amended and Restated Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	8-K	4.4	08/01/17		001-35064

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith	SEC File #
2.1	Stock Purchase Agreement, dated January 22, 2018, among Emergent Capital, Inc., SB Holdings and Sherman, Clay & Co.	10-Q	2.1	05/10/18		001-35064
2.1.1	Letter Agreement dated July 10, 2018 by and among Emergent Capital, Inc., SB Holdings, Inc. and Sherman, Clay & Co.	8-K	10.1	07/16/18		001-35064
3.1	Articles of Incorporation of Registrant, as amended.	10-K	3.1	03/14/18		001-35064
3.2	Amended and Restated Bylaws of Registrant, as amended.	10-Q	3.1	11/16/18		001-35064
4.4.1	First Supplemental Indenture, dated January 10, 2018, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	10-Q	4.1	08/20/18		001-35064
4.4.2	Second Supplemental Indenture, dated as of December 10, 2018, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	8-K	10.1	12/14/18		001-35064
4.5	Form of Common Stock Purchase Warrant, dated as of July 28, 2017.	8-K	4.1	08/01/17		001-35064
4.6	Form of Warrant to purchase common stock.	S-1/A	4.2	01/12/11		333-168785
4.7	Warrant Agreement related to Class Action Settlement.	10-K	4.3	03/14/16		001-35064
4.8	Special Dividend Note, dated as of July 28, 2017, made by Lamington Road Designated Activity Company in favor of Markley Asset Portfolio, LLC.	8-K	4.5	08/01/17		001-35064
10.1†	Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	04/08/15		001-35064
10.1.1†	Amendment to Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	06/09/17		001-35064
10.1.2†	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	10-Q	10.7	08/13/13		001-35064
10.1.3†	2010 Omnibus Incentive Plan Form Performance Share Award Agreement.	8-K	10.1	06/09/14		001-35064
10.1.4†	2010 Omnibus Incentive Plan Form Restricted Stock Unit Award Agreement.	10-K	10.2.4	03/14/18		001-035064
10.1.5†	2010 Omnibus Incentive Plan as Amended and Restated Stock Appreciation Rights Award Agreement.	10-Q	10.2	08/20/18		001-35064
10.2††	Second Amended and Restated Loan and Security Agreement, dated as of January 31, 2017, by and among White Eagle Asset Portfolio, LP, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager, CLMG Corp., as Administrative Agent, and LNV Corporation, as Lender.	10-K	10.18	03/21/17		001-35064
10.2.1	First Amendment, dated as of October 4, 2017, to Second Amended and Restated Loan and Security Agreement dated January 31, 2017, by and among white Eagle Asset Portfolio, LP, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager, CLMG Corp., as Administrative Agent, and LNV Corporation, as Lender.	10-K	10.3.4	03/14/18		001-35064

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith	SEC File #
2.1	Stock Purchase Agreement, dated January 22, 2018, among Emergent Capital, Inc., SB Holdings and Sherman, Clay & Co.	10-Q	2.1	05/10/18		001-35064
2.1.1	Letter Agreement dated July 10, 2018 by and among Emergent Capital, Inc., SB Holdings, Inc. and Sherman, Clay & Co.	8-K	10.1	07/16/18		001-35064
3.1	Articles of Incorporation of Registrant, as amended.	10-K	3.1	03/14/18		001-35064
3.2	Amended and Restated Bylaws of Registrant, as amended.	10-Q	3.1	11/16/18		001-35064
10.3	Second Amended and Restated Securities Account Control and Custodian Agreement, dated January 31, 2017, among White Eagle Asset Portfolio, LP, as borrower, Wilmington Trust, National Association, as securities intermediary and custodian, and CLMG Corp, as the administrative agent.	10-K	10.19	03/21/17		001-35064
10.4†	Employment Agreement between the Registrant and Miriam Martinez dated December 31, 2013 and effective January 1, 2014.	8-K	10.2	12/30/13		001-35064
10.4.1†	Employment Agreement between Imperial Finance and Trading, LLC and Miriam Martinez dated as of March 13, 2018.	10-K	10.5.1	03/14/18		001-35064
10.5	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10		333-168785
10.5.1	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10		333-168785
10.6	Registration Rights Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., and the holders party thereto.	8-K	10.3	08/01/17		001-35064
10.7	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Evermore Global Advisors, LLC.	8-K	10.4	08/01/17		001-35064
10.8	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC and JSARCo, LLC.	8-K	10.5	08/01/17		001-35064
10.9	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Opal Sheppard Opportunities Fund I LP.	8-K	10.6	08/01/17		001-35064
10.10	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.	8-K	10.7	8/1/2017		001-35064

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith	SEC File #
2.1	Stock Purchase Agreement, dated January 22, 2018, among Emergent Capital, Inc., SB Holdings and Sherman, Clay & Co.	10-Q	2.1	05/10/18		001-35064
2.1.1	Letter Agreement dated July 10, 2018 by and among Emergent Capital, Inc., SB Holdings, Inc. and Sherman, Clay & Co.	8-K	10.1	07/16/18		001-35064
3.1	Articles of Incorporation of Registrant, as amended.	10-K	3.1	03/14/18		001-35064
3.2	Amended and Restated Bylaws of Registrant, as amended.	10-Q	3.1	11/16/18		001-35064
10.11	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Nantahala Capital Management, LLC.	8-K	10.8	8/1/2017		001-35064
10.12	Registration Rights Agreement, dated as of August 11, 2017, be and between Emergent Capital, Inc. and Brennan Opportunities Fund I LP.	10-Q	10.32	8/14/2017		001-35064
10.13†	Employment Agreement between Imperial Finance and Trading, LLC and Jack Simony dated as of March 13, 2018.	10-K	10.26	3/14/2018		001-35064
10.14†	Employment Agreement between Imperial Finance and Trading, LLC and Harvey Werblowsky dated as of March 13, 2018.	10-K	10.27	3/14/2018		001-35064
10.15	Commitment Letter from PJC Investments, LLC dated March 13, 2018.	10-K	10.28	3/14/2018		001-35064
10.15.1	Commitment Letter from PJC Investments, LLC dated May 9, 2018	10-Q	10.1	5/10/2018		001-35064
10.15.2	Commitment Letter from PJC Investments, LLC dated August 20, 2018.	10-Q	10.3	8/20/2018		001-35064
10.16	Commitment Letter from Evermore Global Advisors, LLC dated May 9, 2018.	10-Q	10.2	5/10/2018		001-35064
10.16.1	Commitment Letter from Evermore Global Advisors, LLC dated August 20, 2018.	10-Q	10.5	8/20/2018		001-35064
10.17	Commitment Letter from River City Capital, LLC dated May 9, 2018.	10-Q	10.3	5/10/2018		001-35064
10.17.1	Commitment Letter River City Capital, LLC dated August 20, 2018.	10-Q	10.4	8/20/2018		001-35064
10.18	Commitment Letter Ironsides Partners LLC dated December 28, 2018.	8-K	10.2	1/3/2018		001-35064
10.19	Form of Subscription Agreement, dated as of December 28, 2018, by and between Emergent Capital, Inc. and each Investors party thereto.	8-K	10.2	1/3/2019		001-35064
10.16	Commitment Letter from Evermore Global Advisors, LLC dated May 9, 2018.	10-Q	10.2	5/10/2018		001-35064

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith	SEC File #
2.1	Stock Purchase Agreement, dated January 22, 2018, among Emergent Capital, Inc., SB Holdings and Sherman, Clay & Co.	10-Q	2.1	05/10/18		001-35064
2.1.1	Letter Agreement dated July 10, 2018 by and among Emergent Capital, Inc., SB Holdings, Inc. and Sherman, Clay & Co.	8-K	10.1	07/16/18		001-35064
3.1	Articles of Incorporation of Registrant, as amended.	10-K	3.1	03/14/18		001-35064
3.2	Amended and Restated Bylaws of Registrant, as amended.	10-Q	3.1	11/16/18		001-35064
10.16.1	Commitment Letter from Evermore Global Advisors, LLC dated August 20, 2018.	10-Q	10.5	8/20/2018		001-35064
10.17	Commitment Letter from River City Capital, LLC dated May 9, 2018.	10-Q	10.3	5/10/2018		001-35064
10.17.1	Commitment Letter River City Capital, LLC dated August 20, 2018.	10-Q	10.4	8/20/2018		001-35064
10.20	Note Purchase Agreement dated as of January 30, 2019, by and between Emergent Capital, Inc. and Ironsides Partners Special Situations Master Fund III L.P.	8-K	10.1	2/4/2019		001-35064
21.1	Subsidiaries of the Registrant.				*
23.1	Consent of Grant Thornton LLP.				*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101	Interactive Data Files.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.TAX	XBRL Taxonomy Definition Linkbase Document 10.1 & 10.2				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	SBRL Taxonomy Extension Presentation Linkbase Document				*

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

EMERGENT CAPITAL, INC.

By:	/S/ PATRICK CURRY
Name:	Patrick Curry
Title:	Chief Executive Officer
Date: March 15, 2019
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

Signature	Title	Date

/S/ PATRICK CURRY	Chief Executive Officer and Chairman of the Board of Director (Principal Executive Officer)	March 15, 2019
Patrick Curry

/S/ MIRIAM MARTINEZ	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2019
Miriam Martinez

/S/ PATRICK T. BRENNAN	Director	March 15, 2019
Patrick T. Brennan

/S/ MATTHEW EPSTEIN	Director	March 15, 2019
Matthew Epstein

/S/ MATTHEW HOUK	Director	March 15, 2019
Matthew Houk

/S/ JAMES HUA	Director	March 15, 2019
James Hua

/S/ ROBERT KNAPP	Director	March 15, 2019
Robert Knapp

/S/ ROY PATTERSON	Director	March 15, 2019
Roy Patterson

/S/ JOSEPH SARACHEK	Director	March 15, 2019
Joseph Sarachek

/S/ JAMES WOLF	Director	March 15, 2019
James Wolf

INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements as of November 30, 2018 and December 31, 2017 and for the eleven months ended November 30, 2018 and each of the two years in the period ended December 31, 2017 and 2016 of Emergent Capital, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
Board of Directors and Stockholders
Emergent Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Emergent Capital, Inc. (a Florida corporation) and subsidiaries (the "Company") as of November 30, 2018 and December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the eleven months ended November 30, 2018 and each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for the eleven months ended November 30, 2018 and each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss of $170.0 million during the eleven months ended November 30, 2018 and has incurred recurring losses from operations in each of the two years in the period ended December 31, 2017. On November 14, 2018, two of the Company’s wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company has approximately $1.2 million of cash and cash equivalents as of November 30, 2018. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008

Fort Lauderdale, Florida
March 15, 2019

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	November 30,	December 31,
	2018	2017
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$1,209	$18,131
Cash and cash equivalents (VIE)	—	13,136
Certificate of deposit	500	1,010
Prepaid expenses and other assets	657	617
Prepaid expenses and other assets (VIE)	—	53
Deposits - other	1,377	1,377
Life settlements, at estimated fair value	1,172	750
Life settlements, at estimated fair value (VIE)	—	566,742
Receivable for maturity of life settlements (VIE)	—	30,045
Fixed assets, net	78	145
Promissory Notes Receivable (Note 4)	—	—
Promissory Notes Interest Receivable (Note 4)	—	—
Investment in deconsolidated subsidiaries (Note 3)	128,795	—
Investment in affiliates	2,384	2,384
Deferred tax asset	576	—
Total assets	$136,748	$634,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	2,446	$2,015
Accounts payable and accrued expenses (VIE)	—	753
Other liabilities	194	451
Interest payable - 8.5% Convertible Notes (Note 11)	37	46
8.5% Convertible Notes, net of discount and deferred costs (Note 11)	1,173	1,098
Interest payable - 5.0% Convertible Notes (Note 12)	1,116	1,432
5.0% Convertible Notes, net of discount and deferred debt costs (Note 12)	69,742	68,654
Interest payable - 8.5% Senior Secured Notes (Note 14)	628	132
8.5% Senior Secured Notes, net of deferred debt costs (Note 14)	34,170	33,927
White Eagle Revolving Credit Facility, at estimated fair value (VIE Note 5)	—	329,240
Total liabilities	109,506	437,748
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at November 30, 2018 and December 31, 2017; 158,733,928 issued and 158,125,928 outstanding as of November 30, 2018; 158,495,399 issued and 157,887,399 outstanding as of December 31, 2017)	1,587	1,585
Preferred stock, $0.01 par value (40,000,000 authorized; 0 issued and outstanding as of November 30, 2018 and December 31, 2017)	—	—
Treasury stock (608,000 shares as of November 30, 2018 and December 31, 2017)	(2,534)	(2,534)
Additional paid-in-capital	334,198	333,629
Accumulated deficit	(306,009)	(136,038)
Total stockholders’ equity	27,242	196,642
Total liabilities and stockholders’ equity	$136,748	$634,390
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Eleven Months Ended November 30, 2018 and For the Years Ended December 31, 2017 and 2016

	2018	2017	2016
	(in thousands, except share and per share data)
Income (Loss)
Change in fair value of life settlements (Notes 9 & 16)	$(46,879)	$51,551	$864
Other income	1,351	322	251
Total (loss) income	(45,528)	51,873	1,115
Expenses
Interest expense	30,845	32,797	29,439
Change in fair value of Revolving Credit Facilities (Notes 10 & 16)	(70,900)	4,501	(1,898)
Loss on extinguishment of debt	—	2,018	554
Change in fair value of investment in deconsolidated subsidiaries	150,894	—	—
Personnel costs	2,707	5,070	6,070
Legal fees	3,052	3,721	6,427
Professional fees	5,475	4,445	7,081
Insurance	734	783	835
Other selling, general and administrative expenses	1,562	1,776	2,036
Total (income) expenses	124,369	55,111	50,544
(Loss) income from continuing operations before income taxes	(169,897)	(3,238)	(49,429)
(Benefit) provision for income taxes	45	—	—
Net (loss) income from continuing operations	$(169,942)	$(3,238)	$(49,429)
Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	$(29)	$(271)	(260)
Benefit for income taxes	—	—	—
Net (loss) income from discontinued operations	(29)	(271)	(260)
Net (loss) income	$(169,971)	$(3,509)	$(49,689)
(Loss) income per share:
Basic and diluted (loss) income per share
Continuing operations	$(1.09)	$(0.04)	$(1.79)
Discontinued operations	$—	$—	$(0.01)
Net (loss) income - basic	$(1.09)	$(0.04)	$(1.80)
Weighted average shares outstanding:
Basic and diluted	155,949,444	82,323,050	27,660,711

The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Eleven Months Ended November 30, 2018 and For the Years Ended December 31, 2017 and 2016

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2016	28,130,508	$281	608,000	$(2,534)	$305,450	$(82,840)	$220,357
Net income (loss)	—	—	—	—	—	(49,689)	(49,689)
Stock-based compensation	265,212	3	—	—	408	—	411
Common stock issued through ATM, net	628,309	6	—	—	1,797	—	1,803
Retirement of common stock	(2,185)	—	—	—	(8)	—	(8)
Balance, December 31, 2016	29,021,844	$290	608,000	$(2,534)	$307,647	$(132,529)	$172,874
Net income (loss)	—	—	—	—	—	(3,509)	(3,509)
Stock-based compensation	1,991,132	20	—	—	388	—	408
Common stock issued, net	127,500,000	1,275	—	—	25,614	—	26,889
Retirement of common stock	(17,577)	—	—	—	(20)	—	(20)
Balance, December 31, 2017	158,495,399	$1,585	608,000	$(2,534)	$333,629	$(136,038)	196,642
Net income (loss)	—	—	—	—	—	(169,971)	(169,971)
Stock-based compensation	550,000	—	—	—	562	—	562
Common stock issued, net	25,000	—	—	—	9	—	9
Retirement of common stock	(336,471)	2	—	—	(2)	—	—
Balance, November 30, 2018	158,733,928	$1,587	608,000	$(2,534)	$334,198	$(306,009)	$27,242
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Eleven Months Ended November 30, 2018 and For the Years Ended December 31, 2017 and 2016

	2018	2017	2016
		(In thousands)
Cash flows from operating activities
Net (loss) income	$(169,971)	$(3,509)	$(49,689)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	81	102	108
Red Falcon Revolving Credit Facility origination cost	—	—	297
White Eagle Revolving Credit Facility origination cost	—	—	388
Revolving Credit Facilities financing cost and fees withheld by lender	927	931	1,020
8.5% Convertible Notes debt modification costs	—	2,537	—
Amortization of discount and deferred debt costs for 8.5% Convertible Notes	76	2,433	3,724
Amortization of deferred debt costs for 15% Senior Secured Notes	—	184	348
Amortization of deferred cost for 5.0% Convertible Notes	1,087	496	—
Amortization of deferred costs for 8.5% Senior Secured Notes	244	98	—
Stock-based compensation	562	388	403
Change in fair value of life settlements	46,879	(51,551)	(864)
Change in fair value of Revolving Credit Facilities	(70,900)	4,501	(1,898)
Interest income	(517)	(76)	(67)
Loss on extinguishment of Debt	—	2,018	554
Change in fair value of investment in deconsolidated subsidiaries	150,894	—	—
Interest Paid in Kind on Senior Unsecured Convertible Notes	—	6,288	—
Deferred tax asset	(576)	—	—
Change in assets and liabilities:
Deposits—other	—	(30)	—
Prepaid expenses and other assets	(59)	323	161
Accounts payable and accrued expenses	877	779	(287)
Other liabilities	(1,001)	116	34
Interest payable- 8.5 % Convertible Notes	(8)	(2,226)	—
Interest payable - 15% Senior Secured Notes	—	(213)	213
Interest payable - 5.0% Convertible Notes	(316)	1,432	—
Interest payable - 8.5% Senior Secured Notes	496	132	—
Net cash used in operating activities	(41,225)	(34,847)	(45,555)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(5)	(4)	(9)
Certificate of deposit	516	5,025	(3,500)
Premiums paid on life settlements	(78,706)	(84,718)	(71,681)
Purchases of life settlements	—	—	(1,390)
Deconsolidation of subsidiaries (cash)	(30,010)	—	—
Proceeds from maturity of life settlements	90,780	42,131	50,460
Net cash used in investing activities	(17,425)	(37,566)	(26,120)
Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	(52,683)	(19,633)	(34,799)
Repayment of borrowings under Red Falcon Revolving Credit Facility	—	—	(10,452)
Borrowings from White Eagle Revolving Credit Facility	81,275	86,356	57,978
Borrowings from Red Falcon Revolving Credit Facility	—	—	19,673
Borrowings under 15.0% Promissory Note	—	2,763	—
Proceeds from issue of common stock, net	—	19,188	1,803
Proceeds from 15% Senior Secured Notes, net	—	—	30,000
Proceeds from 8.5% Senior Secured Notes	—	5,000	—
Payment under finance lease obligations	—	(25)	(35)
Payment of Recapitalization Transaction Closing Cost	—	(1,287)	—
Extinguishment of Red Falcon Revolving Credit Facility	—	—	(315)
Red Falcon Revolving Credit Facility origination costs	—	—	(150)
15% Senior Secured Notes origination cost	—	—	(1,051)
Net cash provided by financing activities	28,592	92,362	62,652
Net (decrease)/increase in cash and cash equivalents	(30,058)	19,949	(9,023)
Cash and cash equivalents, at beginning of the year	31,267	11,318	20,341
Cash and cash equivalents, at end of the year	$1,209	$31,267	$11,318
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$29,255	$21,379	$24,337
Supplemental disclosures of non-cash investing activities:
Deconsolidation of life settlement, November 13, 2018	$504,712	$—	$—
Supplemental disclosures of non-cash financing activities:
Repayment of 15.0 % Senior Secured Notes Principal, Interest and Penalty through Recapitalization Transaction	$—	$31,675	$—
Issue of 8.5% Senior Secured Notes through Recapitalization Transaction	$—	$30,000	$—
Repayment of 15% Promissory Note Principal and Interest through Recapitalization Transaction	$—	$2,799	$—
Recapitalization Transaction Closing Cost and Other Costs withheld from Proceeds	$—	$4,338	$—
Repayment of Red Falcon Revolving Credit Facility through borrowings by White Eagle Revolving Credit Facility	$—	$—	$64,965
Deconsolidation of White Eagle Revolving Credit Facility, November 13, 2018	$287,859	$—	$—
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2018
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

Emergent Capital, through its consolidated and deconsolidated subsidiaries, owns a portfolio of 588 life insurance policies, also referred to as life settlements, with a fair value of $506.4 million and an aggregate death benefit of approximately $2.8 billion at November 30, 2018. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 586 of these policies, with an aggregate death benefit of approximately $2.8 billion and a fair value of $505.2 million at November 30, 2018 are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At November 30, 2018, 2 policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.2 million were not pledged as collateral under the White Eagle Revolving Credit Facility.

Change in Financial Year End

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and therefore the Company and its direct and indirect subsidiaries changed their fiscal year ends, from December 31 to November 30, effective immediately. The Company is filing this Transition Report on Form 10-KT in accordance with SEC rules and regulations. Our financial results for the fiscal period ended November 30, 2018 will cover transactions from January 1, 2018 to November 30, 2018, while the financial results for fiscal years ended December 31, 2017 and 2016 will cover the twelve month periods then ended. The results for the eleven month transition period ending on November 30, 2018 are compared to the results of our previous twelve month fiscal year-end as of December 31, 2017. Subsequent to this Transition Report, our reports on Form 10-K will cover the period beginning December 1 and ending November 30, which will be our fiscal year. We refer in this Transition Report to the period beginning on January 1, 2018 and ended on November 30, 2018 as the "Transition Period."

Voluntary Petitions for Relief Under Chapter 11 and De-consolidation of Subsidiaries

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. The Lamington and WEGP filings are referred to as the "November Chapter 11 Cases."

The commencement of the November Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture (each as defined
below).However, such defaults and events of default and their consequences were waived in advance of the November Chapter 11 Cases by holders of a majority of the outstanding principal amounts of each of the 8.5% Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture. The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV Corporation, the lender under the White Eagle Revolving Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the White Eagle Revolving Credit Facility ("CLMG"), to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White

Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations.

On November 23, 2018, the effective period under the Standstill Agreement was extended to November 27, 2018; on November 27, 2018, the effective period under the Standstill Agreement was extended to November 30, 2018; on November 30, 2018, the effective period under the Standstill Agreement was extended to December 4, 2018; on December 4, 2018, the effective period under the Standstill Agreement was extended to December 7, 2018; and on December 6, 2018, the effective period under the Standstill Agreement was extended to December 11, 2018; and on December 10, 2018, the effective period under the Standstill Agreement was extended to December 13, 2018.

On December 13, 2018, White Eagle filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "White Eagle Chapter 11 Case"and, together with the November Chapter 11 Cases, the "Chapter 11 Cases"). See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information. The Company obtained waivers from the requisite holders of each of 8.5% Senior Secured Notes and the New Convertible Notes with respect to the White Eagle Chapter 11
Case, similar to the waivers for the November Chapter 11 Cases, and believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred with respect to both the
8.5% Senior Secured Notes and the New Convertible Notes.

Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Road Bermuda), (the "Deconsolidated Entities" or the "Debtors"). Therefore, our 2018 results are not comparable with 2017, the post-petition results are not included in our consolidated results for the eleven months ended November 30, 2018. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

At November 13, 2018, the pre-petition date, the Company valued its investment in Lamington to be $278.4 million, of which $127.3 million represents equity and $145.9 million represents promissory notes and interest receivable and $5.2 million represents other liabilities, which is equivalent to the Company's carrying value. This valuation was determined by performing a fair value calculation of the assets and liabilities of Lamington under ASC 820, Fair Value Measurement. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The Company calculated the fair value of the White Eagle Revolving Credit Facility using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. All other assets and liabilities were deemed equivalent to their carrying value as at the pre-petition date. See Note 16, "Fair Value Measurements," of the accompanying consolidated financial statements.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities was effective for calendar year-end public business entities in 2018. Under the new guidance, a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings. Lamington's main subsidiary, White Eagle, carries its life settlements policies and debt under the White Eagle Revolving Credit Facility at fair value, these valuation are based on inputs that are both significant to the fair value measurement and unobservable. As a result, the Company adopted ASU 2016-01 to value its investment in Lamington during the eleven months ended November 30, 2018. The calculation was performed consistent with ASC 820 with changes in fair value recorded in current earnings.

When Lamington emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) is a separate entity with independent capital structures and has not filed for bankruptcy relief and is continuing to operate in the ordinary course.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP , the ("Plaintiffs"), filed suit (the "Suit") against LNV Corporation ("LNV"), Silver Point Capital L.P. ("Silver Point") and GWG Holdings, Inc. ("GWG" and, with LNV and Sliver Point, the "Defendants") in the United States Bankruptcy Court for the District of Delaware (the "Court"), where the Suit will be administered together with the previously filed and announced petitions for relief under Chapter 11 of the United States Bankruptcy Code of White Eagle, Lamington and WEGP (the "Chapter 11 Cases" and White Eagle, Lamington and WEGP, the "Debtors"). LNV, a subsidiary of Beal Bank ("Beal"), is the lender under White Eagle’s outstanding revolving credit facility (the "Credit Facility").

In the Suit, the Plaintiffs allege that the Defendants engaged in a scheme to coerce the Plaintiffs into selling their valuable portfolio of life insurance policies to defendants for well below its true value. Pursuant to the Credit Facility, LNV agreed to lend $370 million to White Eagle, and in connection therewith received a 45% equity stake in White Eagle. That equity stake, and LNV’s significant control over White Eagle under the Credit Facility, creates a joint venture, and gives rise to fiduciary duties to White Eagle and Emergent, on the part of LNV. The Plaintiffs further allege that LNV has been engaged in a concerted campaign to "squeeze" White Eagle and Emergent by improperly restricting their cash flow, in the hopes that White Eagle and Emergent will have no choice but to sell the valuable policy portfolio to LNV or one of its proxies, including Silver Point and/or GWG, at below its true value.

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Court authorized the Debtors to use the proceeds of pre-petition cash collateral for a period of twenty (20) weeks (the "Cash Collateral'). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such Budget.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the measurement alternative, which is measured at cost less impairment. The special purpose entity has been created to fulfill specific objectives. All significant intercompany balances and transactions except those related to Lamington after the November 13, 2018 (see Note 4) have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility. Notwithstanding deconsolidation, as referenced above, White Eagle is the owner of 586 policies, with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $505.2 million which has been deconsolidated as of November 13, 2018 the date prior to the bankruptcy proceedings.

Going Concern

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $306.0 million as of November 30, 2018, of this amount, approximately $170.0 million relates to the activities for the eleven months ended November 30, 2018 for which $150.9 million represents change in fair value of investment in our deconsolicated subsidiaries as a result of their Chapter 11 filing. Cash flows used in operating activities were $41.2 million for the eleven months ended November 30, 2018 and $34.8 million for the year ended December 31, 2017. As of November 30, 2018, we had approximately $1.2 million of cash and cash equivalents and certificates of deposit of $500,000; of this amount, approximately $1.2 million is available to pay premiums on the two unencumbered policies of which such expenses will approximate $162,000 in 2019 and other overhead expenses. Further, on February 15, 2019, we were in default with respect to approximately $1.2 million of principal balance together with accrued and unpaid interest on our 8.5% Senior Unsecured

Convertible Notes as a result of our failure to pay the principal and accrued and unpaid interest due and payable on such date, which date was the stated maturity date of the 8.5% Senior Unsecured Convertible Notes. See Note 23, "Subsequent Events" of the notes to Consolidated Financial Statements.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of death benefits from life insurance policy maturities, strategic capital market raises, pledged policy sales (subject to certain asset sale restrictions by the bankruptcy court), secure financing needed to exit the bankruptcy process, the approval of the Bankruptcy Court to continue utilizing death benefits for payment of premiums and cash on hand. Management’s current plans to exit the bankruptcy process with a financing arrangement that is viable to the Company and will allow them to pay overhead expenses as well as other necessary expense for financing and to keep the policies in force.

As of the filing date of this Form 10-KT, we had approximately $3.3 million of cash and cash equivalents inclusive of certificates of deposit of $503,000. Our deconsolidated subsidiaries holds approximately $23.0 million in cash and cash equivalents which is restricted by the Bankruptcy Court. In considering our forecast for the next twelve months and the pending approval of the Debtors Chapter 11 reorganization plan by the Bankruptcy Court, these facts, aggregated with the current cash balance as of the filing for this Form 10-KT, create a substantial doubt of the Company’s ability to meet their financial needs and continue as a going concern. In considering the factors above, management plans to continue to operate our business and to seek Bankruptcy Court approval to continue to use cash collateral after the expiration of the initially approved twenty (20) week period.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Reorganization

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court". Once a reporting entity has filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code, its accounting and financial reporting fall under the scope of ASC 852-10, Reorganizations which will serve as the foundation for accounting during bankruptcy. In accordance with ASC 852–10, transactions and events directly associated with the Chapter 11 Cases are required to be distinguished from the ongoing operations of the business. In addition, ASC 852–10 requires changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

Deconsolidation

Lamington and its subsidiaries (White Eagle and WEGP) filing for reorganization was a reconsideration event for Emergent Capital to reevaluate whether consolidation of Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited) (the deconsolidated entities) continued to be appropriate. Under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

At November 13, 2018, the pre-petition date, the Company valued its investment in Lamington to be $278.4 million, of which $127.3 million represents equity and $145.9 million represents promissory notes and interest receivable, and $5.2 million represents other liabilities, which is equivalent to the Company's carrying value. The Company estimated fair value as of November 30, 2018 which is materially close to the November 14, 2018 filing of bankruptcy. This valuation was determined by performing a fair value calculation of the assets and liabilities of Lamington under ASC 820, Fair Value Measurement. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The Company calculated the fair value of the White Eagle Revolving Credit Facility using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the

Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. All other assets and liabilities were deemed equivalent to their carrying value as at the pre-petition date. See Note 16, "Fair Value Measurements," of the accompanying consolidated financial statements.

Related Party Relationship

Upon filing for Chapter 11 and the subsequent deconsolidation, transactions with Lamington are no longer eliminated in consolidation and are treated as related party transactions for Emergent Capital. See Note 4 "Condensed and Consolidated Financial Statements For Entities in Bankruptcy" for all transactions between Emergent Capital and Lamington.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the eleven months ended November 30, 2018 and the two years in the period ended 2017 and 2016 and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 8, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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
Valuation of Insurance Policies
Our valuation of insurance policies is a critical component of our estimate of the fair value of our life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the Company’s estimate of the life expectancy of the insured and the discount rate. See Note 16, "Fair Value Measurements" of the accompanying consolidated financial statements.
Fair Value Measurement Guidance
We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, and debt under the Revolving Credit Facilities are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 16, "Fair Value Measurements" of the accompanying consolidated financial statements.

Fair Value Option
We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of the life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 9, "Life Settlements (Life Insurance Policies)" and Note 16, "Fair Value Measurements" of the accompanying consolidated financial statements.

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

Certificate of Deposit

The Company maintains a portion of its operating funds in a certificate of deposit. At November 30, 2018 and December 31, 2017, the carrying amount of the certificate of deposits was $500,000 and $1.0 million, respectively, which approximates fair value. The certificate of deposit matures on September 22, 2019 and bears interest at a rate of 2.0%.

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

Treasury Stock

The Company accounts for its treasury stock using the treasury stock method as set forth in ASC 505-30, Treasury Stock.  Under the treasury stock method, the total amount paid to acquire the stock is recorded and no gain or loss is recognized at the time of purchase. Gains and losses are recognized at the time the treasury stock is reinstated or retired and are recorded in additional paid in capital or retained earnings.  At November 30, 2018 and December 31, 2017, the Company owned 608,000 shares of treasury stock.
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
Earnings Per Share
The Company computes net income per share in accordance with ASC 260, Earnings Per Share. Under the provisions of ASC 260, basic net income per share is computed by dividing the net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share adjusts basic net income per share for the effects of stock options, warrants, convertible notes and restricted stock awards only in periods, or for such awards in which the effect is dilutive. ASC 260 also requires the Company to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments.
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
Foreign Currency
We own certain foreign subsidiary companies formed under the laws of Ireland, Bahamas and Bermuda. These foreign subsidiary companies utilize the U.S. dollar as their functional currency. The functional currency of foreign subsidiary companies' financial statements is the U.S. dollars and therefore, there are no translation gains and losses. Any gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the subsidiary companies functional currency) are included in income. These gains and losses are immaterial to our financial statements.

Use of Estimates
The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility, the valuation of deconsolidated subsidiaries and the valuation of equity awards.
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
Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015- 05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. If a cloud computing arrangement includes a license to internal-use software, then the software license is accounted for by the customer in accordance with Subtopic 350-40. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. During the comment period and after the issuance of Update 2015-05, several stakeholders requested that the Board provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. In August 2018, the Board released the amendments on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the methods and impact if any of adopting this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. In December 2018, the Board released the amendments related to 1) sales taxes and other similar taxes collected from lessees that affect all lessors electing the accounting policy election; 2) lessor costs affecting all lessor entities that have lease contracts that either require lessees to pay lessor costs directly to a third party or require lessees to reimburse lessors for costs paid by lessors directly to third parties; and 3) recognition of variable payments for contracts with lease and nonlease components affecting all lessor entities with variable payments related to both lease and nonlease components. All entities, including early adopters, must apply the amendments in this Update to all new and existing leases. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements. We do not expect that it will have a material impact.

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

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820 among others: 1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy 2) The policy for timing of transfers between levels. The following disclosure requirements were part of the modifications in Topic 820:1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Lastly, the following disclosure requirements were added to Topic 820: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU 2018-17 provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 ("ASU 2018-18"). ASU 2018-18 clarifies when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. ASU 2018-18 is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. ASU 2018-18 should generally be applied retrospectively to the date of initial application of Topic 606. We do not expect this standard to have an impact on our consolidated financial position, results of operations or cash flows.

Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which converges the FASB and the International Accounting Standards Board ("IASB") standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. This ASU became effective during eleven months ended November 30, 2018, but did not have any have a material impact on our financial position, results of operations or cash flows on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments." Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the "clearly and closely related" criterion). The guidance in this ASU intends to resolve the diversity in practice resulting from the application of the existing four-step decision sequence defined in ASC 815-15-25-42 to call (put) options that can accelerate the repayment of principal on a debt instrument if they meet the clearly and closely related criterion by clarifying that an entity is required to perform only the four-step decision sequence. The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period, as long as any adjustment is reflected as of the beginning of the fiscal year that includes the interim period. This ASU became effective during eleven months ended November 30, 2018, but did not have any have a material impact on our financial position, results of operations or cash flows on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU provides specific guidance on eight cash flow classification issues that are either unclear or not included in current GAAP. These cash flow classification issues include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU became effective during eleven months ended November 30, 2018 , but did not have any have a material impact on its financial position, results of operations or cash flows on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16 Income Taxes (Topic 740): Intra-entity transfers of assets other than inventory ("ASU 2016-16"). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard during the eleven months ended November 30, 2018 which resulted in the elimination of a deferred income tax charge of $17.6 million gross related to prior year sales of life settlement policies to its Ireland subsidiaries. The adoption resulted in a reduction of the valuation allowance and had no impact on earnings.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)," to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by clarifying the definition of a business. The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation. This amendment covers Phase 1 of a three phase project. The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. This ASU was effective during the eleven months ended November 30, 2018 and did not have an impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017. This ASU was effective during the eleven months ended November 30, 2018 and did not have an impact on our consolidated financial statements.

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

In March 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" to clarify certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In addition to amending Topic 825, Financial Instruments, the Board added Topic 321, Investments-Equity Securities, and made a number of consequential amendments to the Codification. The amendments in ASU 2018-03 are effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. This ASU was effective during the eleven months ended November 30, 2018 and did not have an impact on our consolidated financial statements.

NOTE 3 - DECONSOLIDATION OF SUBSIDIARIES

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court". Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. Lamington and WEGP will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) a separate entity, and has not filed for bankruptcy relief and is continuing to operate in the ordinary course.

Lamington's and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited), ("Lamington", the "Deconsolidated Entities" or the "Debtors") financial results are included in the Company’s consolidated results through November 13, 2018, the day prior the Petition Date. However, Under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

At November 13, 2018, the pre-petition date, the Company valued its investment in Lamington to be $278.4 million, of which $127.3 million represents equity, $145.9 million represents promissory notes and interest receivable and $5.2 million represents other liabilities, which is equivalent to the Company's carrying value. This valuation was determined by performing a fair value calculation of the assets and liabilities of Lamington under ASC 820, Fair Value Measurement. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The Company calculated the fair value of the White Eagle Revolving Credit Facility using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. All other assets and liabilities were deemed equivalent to their carrying value as at the pre-petition date. See Note 16, "Fair Value Measurements," of the accompanying consolidated financial statements.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities was effective for calendar year-end public business entities in 2018. Under the new guidance, a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings. Lamington's main subsidiary, White Eagle, carries its life settlements policies and debt under the White Eagle Revolving Credit Facility at fair value, these valuation are based on inputs that are both significant to the fair value measurement and unobservable. As a result, the Company adopted ASU 2016-01 to value its investment in Lamington during the eleven months ended November 30, 2018. The calculation was performed consistent with ASC 820 with changes in fair value recorded in current earnings.

When Lamington emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) is a separate entity with independent capital structures and has not filed for bankruptcy relief and is continuing to operate in the ordinary course.

As a result of the Chapter 11 Cases, consistent with ASC 321, Investments - Equity Securities, the Company subsequently, measured its investment in Lamington at fair value as of November 30, 2018. Further, the Company engaged a third party to perform a quantitative assessment to determine the value of its investment in Lamington. The valuation report showed the fair value of the Company's investment in Lamington to be $128.8 million, which is $150.9 million lower than its pre-petition value. As a result, the Company recognized an impairment on its investment in Lamington at November 30, 2018, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The fair value of $128.8 million has inherent estimates including, but not limited to, when the Company will emerge from bankruptcy, the estimated discount rate, the value of the debt under the White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

The fair value of the investment in Lamington is calculated as follows:

Pre-Petition - November 13, 2018
Total assets	$567,538
Less: total liabilities (excluding related party transactions)	(289,098)
Net assets	$278,440
Basis investment in Lamington	(278,440)
$—
Post-Petition - November 30, 2018
Investment in Lamington at November 13, 2018	$278,440
Increase in basis investment - November 14, 2018 to November 30, 2018	1,249
Less: Change in fair value	(150,894)
Investment in Lamington at November 30, 2018	$128,795

The table below summarizes the composition on the Company's investment in the deconsolidated entities for pre and post-petition.

	Pre-Petition	Increase/Decrease in Basis	Change in Fair Value	Post-Petition
	November 13, 2018	November 14, 2018 to November 30, 2018		November 30, 2018
Equity investment	$127,348	$—	$(61,097)	$66,251
Promissory notes and interest receivable	145,935	458	(89,797)	56,596
Other liabilities	5,157	791	—	5,948
Total investment	$278,440	$1,249	$(150,894)	$128,795

NOTE 4 — CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS FOR ENTITIES IN BANKRUPTCY

Condensed consolidated financial information for Lamington Road DAC is set forth below, presented at historical cost basis

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements Balance Sheet
For November 14, 2018 to November 30, 2018 and For the Year Ended December 31, 2017

	November 30,	December 31,
	2018	2017
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	33,719	13,707
Prepaid expenses and other assets	68	73
Investment in life settlements, at estimated fair value	505,235	566,742
Receivable for maturity of life settlements	27,700	30,045
Total assets	$566,722	$610,568

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	1,410	777
Other liabilities (subject to compromise)*	5,997	1
Revolving Credit Facility debt, at estimated fair value	346,671	329,240
Promissory notes payable (subject to compromise)*	137,813	130,789
Promissory notes interest payable (subject to compromise)*	8,580	7,024
Total liabilities	500,471	467,831

Share Capital (1 share of $1 authorized and issued)	—	—
Additional paid in capital	60,602	60,450
Retained earnings	5,649	82,287
Total stockholders' equity	66,251	142,737

Total liabilities and stockholders' equity	$566,722	$610,568

*Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts different from those recorded in the condensed consolidated balance sheet.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Operations
For November 14, 2018 to November 30, 2018 and Year Ended December 31, 2017

	2018	2017

Change in Fair Value of Life Settlements (Notes 9 & 16)	$(6,034)	$51,602
Other Income	35	234
Total income	(5,999)	51,836

Interest expense	—	17,286
Interest expense - affiliate	458	7,594
Change in fair value of White Eagle Revolving Credit Facility (Notes 10 & 16)	53,613	4,501
Reorganization cost	563	—
Legal fees	139	785
Professional fees	79	1,992
Administrative service fees - affiliate	229	3,638
Other general and administrative expenses	17	441
Total expenses	55,098	36,237
Income taxes	—	—
(Loss) income	$(61,097)	$15,599

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Cash Flows
For November 14, 2018 to November 30, 2018 and Year Ended December 31, 2017

	2018	2017
Net cash flows from operating activities	$68	$(20,768)

Cash flows from investing activities
Premiums paid on life settlements	(6,557)	(84,596)
Proceeds from maturity of life settlements	5,000	42,131
Net cash used in investing activities	$(1,557)	$(42,465)

Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	—	(19,633)
Borrowings from White Eagle Revolving Credit Facility	5,198	87,287
Cash distributed to Parent Company	—	(630)
Net cash provided by financing activities	$5,198	$67,024

Net increase in cash and cash equivalents	3,709	3,791
Cash and cash equivalents, at beginning of the period	30,010	9,916
Cash and cash equivalents, at end of the period	$33,719	$13,707

Related Party Transactions

Certain related party transactions had been eliminated in consolidation. Due to the deconsolidation of Lamington, transactions after November 14, 2018 are no longer eliminated. The below is a description of related party transactions for the period.

Administrative Services Fees

In 2014, White Eagle entered in an Administrative Service Agreement with Imperial Finance and Trading ("IFT). Under the agreement, IFT will perform certain non-discretionary, administrative or ministerial services to assist with certain reporting, compliance and document retention duties and obligations arising under or in connection with the Amended and Restated Loan and Securities Agreement. IFT shall recover all cost incurred in performing these services, with billings quarterly or annually. Bills will be based on actual cost or an appropriate allocation methodology. White Eagle incurred pre-petition administrative service expenses of approximately $5.2 million and $3.6 million during the eleven months ended November 30, 2018 and twelve months ended December 31, 2017, respectively which were eliminated on consolidation, with approximately $229,000 incurred post-petition from November 14, 2018 to November 30, 2018 which was not eliminated due to the deconsolidation. Amounts due from White Eagle resulting from the administrative services are included in investment in deconsolidated subsidiaries and amounts payable to IFT are included in other liabilities on the Lamington Road DAC consolidated balance sheet totaling $5.4 million.

Promissory Notes Receivables

Effective May 16, 2014, Lamington entered into a 10 year, $59.3 million unsecured Promissory Note ("the 8.5% Promissory Note") with its Parent Company, Markley Asset Portfolio, LLC ("Markley"). The amount was used by Lamington as the partial purchase price of Markley’s interest in White Eagle. The annual interest rate on the Promissory Note is 8.5% and is due to be paid at the end of each calendar year; provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of November 30, 2018 the outstanding principal balance was $80.1 million, which includes $20.8 million in capitalized interest. Total interest expense related to the Promissory Note was $6.3 million and $6.4 million for the eleven months ended November 30, 2018 and the year ended December 31, 2017. The entire remaining principal balance of the Promissory Note shall be due and payable, together with all accrued but unpaid interest, on May 16, 2024. No principal payments are due prior to the maturity date.

Effective July 28, 2017, Lamington, issued an unsecured Promissory Note to Markley, in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy Profit Participation Notes issued by Markley to Lamington (the "Special Dividend Note"). The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0% provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. Total interest expense related to the Special Dividend Note was $2.7 million and $1.2 million for the eleven months ended November 30, 2018 and the year ended December 31, 2017, respectively. The entire remaining principal balance of the Special Dividend Note shall be due and payable, together with all accrued but unpaid interest, on July 28, 2027. No principal payments are due prior to the maturity date. Approximately $416,000 was paid as interest for the eleven months ended November 30, 2018. There was no payment for the year ended December 31, 2017.

At November 30, 2018, the notes were fair valued in accordance with ASC 820 and were included in the remaining investment in deconsolidated subsidiaries and not separately presented on the face of the consolidated balance sheet, which resulted in a loss on change in fair value adjustment of approximately $89.8 million with carrying value of approximately $56.6 million compared to pre-petition value of $145.9 million inclusive of principal and interest.

NOTE 5—CONSOLIDATION OF VARIABLE INTEREST ENTITIES
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
The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of November 30, 2018 and December 31, 2017, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Primary Beneficiary		Not Primary Beneficiary
	Consolidated VIEs		Non-consolidated VIEs
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
November 30, 2018	$—	$—	$2,384	2,384
December 31, 2017	$609,923	$329,993	$2,384	$2,384

As of November 30, 2018, 586 life insurance policies owned by White Eagle with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $505.2 million were pledged as collateral under the White Eagle Revolving Credit Facility.

Voluntary Petitions for Relief Under Chapter 11 and De-consolidation of Subsidiaries

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court". Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle.

Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Road Bermuda), (the "Deconsolidated Entities" or the "Debtors"). Therefore, our 2018 results are not comparable with 2017, the post-petition results are not included in our consolidated results for the eleven months ended November 30, 2018. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

In accordance with ASC 810, Consolidation, the Company has derecognized related assets and liabilities for White Eagle in its financial statements subsequent to the Petition Date. See Note 4, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy, "to the accompanying consolidated financial statements for further information.

In accordance with ASC 810, Consolidation, the Company consolidated White Eagle in its financial statements for the year ended December 31, 2017.

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheet as of November 30, 2018 and year ended December 31, 2017, respectively.

NOTE 6—EARNINGS PER SHARE
As of November 30, 2018, December 31, 2017 and 2016, there were 158,733,928, 158,495,399 and 29,021,844 shares of common stock issued, respectively, and 158,125,928, 157,887,399, and 28,413,844 of shares of common stock outstanding, respectively. Outstanding shares as of November 30, 2018 and December 31, 2017 and 2016 have been adjusted to reflect 608,000 treasury shares.
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
The following tables reconcile actual basic and diluted earnings per share for the eleven months ended November 30, 2018 and the years ended December 31, 2017 and 2016 (in thousands except per share data).

	2018	2017	2016
	(1)	(2)	(3)
Income (loss) per share:
Numerator:
Net (loss) income from continuing operations	$(169,942)	$(3,238)	$(49,429)
Net (loss) income from discontinued operations	(29)	(271)	(260)
Numerator for basic EPS - net income (loss) attributable to common stockholders	$(169,971)	$(3,509)	$(49,689)
Basic and diluted income (loss) per common share:
Basic and diluted income (loss) from continuing operations	$(1.09)	$(0.04)	$(1.79)
Basic and diluted income (loss) from discontinued operations	$—	$—	$(0.01)
Basic and diluted income (loss) per share available to common shareholders	$(1.09)	$(0.04)	$(1.80)

Denominator:
Basic and diluted	155,949,444	82,323,050	27,660,711

(1)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights, 1,400,000 shares of restricted stock, 44,500,000 shares of common stock underlying warrants, up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS did not include 542,102 options, 48,740,521 warrants, 2,102,522 shares of restricted stock, up to 37,918,483 shares of underlying common stock issuable upon conversion of the Convertible Notes and up to 181,249 shares of underlying common stock issuable upon conversion of the 8.5% Convertible Notes (as defined below) for the year ended December 31, 2017, as the effect of their inclusion would have been anti-dilutive.

(3)
The computation of diluted EPS did not include 763,594 options and 6,240,521 warrants, 265,212 shares of restricted stock, up to 10,738,165 shares of underlying common stock issuable upon conversion of the Convertible Notes, and 319,500 performance shares for the year ended December 31, 2016, as the effect of their inclusion would have been anti-dilutive.

NOTE 7—STOCK-BASED COMPENSATION
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
Options
As of November 30, 2018, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the eleven months ended November 30, 2018 and the year ended December 31, 2017.
As of November 30, 2018, options to purchase 85,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the eleven months ended November 30, 2018:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, January 1, 2018	542,102	$8.75	1.33	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(457,102)	9.09	—
Options expired	—	—	—
Options outstanding, November 30, 2018	85,000	$6.94	0.72	$—
Exercisable at November 30, 2018	85,000	6.94	0.72
Unvested at November 30, 2018	—	$—	—	$—
As of November 30, 2018, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.
Restricted Stock
The Company incurred additional stock-based compensation expense of approximately $562,000, $388,000, and$411,000 relating to restricted stock granted to its board of directors and certain employees during the eleven months ended November 30, 2018 and the years ended December 31, 2017 and 2016, respectively.
Under the Omnibus Plan, 41,259 shares of restricted stock granted to the Company's directors during 2015 vested during the year ended December 31, 2016. The fair value of the restricted stock was valued at $255,000 based on the closing price of the Company’s shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $103,000 related to these 41,259 shares of restricted stock during the year ended December 31, 2016.
During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a 1 year vesting period that commenced on the date of grant. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 65,212 shares of restricted stock of approximately $106,000 and $141,000 during the years ended December 31, 2017 and 2016, respectively. The 65,212 shares of restricted stock vested during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 46,000 and 60,000 shares of restricted stock were vested and forfeited, respectively, during the year ended December 31, 2017 with 74,000 and 20,000 vested and forfeited, respectively, during the eleven months ended November 30, 2018 with 0 pending vesting at November 30, 2018.The Company incurred stock-based compensation expense of approximately $23,000, $215,000 and $168,000 related to these shares of restricted stock during the eleven months ended November 30, 2018, and the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company granted 51,132 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a 1 year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $17,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 51,132 shares of restricted stock of approximately $17,000 during year ended December 31, 2017. Approximately 42,610 shares of restricted stock vested during the year ended December 31, 2017 with 8,522 vested during the eleven months ended November 30, 2018.
During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a 2 year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 750,000 shares of restricted stock vested during the eleven months ended November 30, 2018 with 1,250,000 unvested at November 30, 2018.The Company incurred stock-based compensation expense of approximately $386,000 and $51,000 related to these 2,000,000 shares of restricted stock during the eleven months ended November 30, 2018 and the year ended December 31, 2017.

During the eleven months ended November 30, 2018, the Company granted 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a 2 and 3 year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $17,000 related to these 150,000 shares of restricted stock during the eleven months ended November 30, 2018. All 150,000 shares remained unvested at November 30, 2018.

During the eleven months ended November 30, 2018, the Company established an ad hoc Capital Structure Committee, (the "Committee") consisting of members of the board of directors, to undertake a review of the Company's capital structure. As compensation to the sole non-employee member of the Committee, the Company granted 400,000 restricted stock units under the Omnibus Plan, which will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee. The fair value of the restricted stock was valued at approximately $128,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 400,000 restricted stock units of approximately $128,000 during the eleven months ended November 30, 2018. The 400,000 restricted stock units vested during the eleven months ended November 30, 2018.
The following table presents the activity of the Company’s unvested restricted stock for the eleven months ended November 30, 2018:

Common Unvested Shares	Number of Shares
Outstanding January 1, 2018	2,102,522
Granted	550,000
Vested	(1,232,522)
Forfeited	(20,000)
Outstanding November 30, 2018	1,400,000
The aggregate intrinsic value of the awards of 150,000 and 1,250,000 is $41,000 and $359,000, respectively, and the remaining weighted average life of these awards is 1.62 years and 0.96 years, respectively, as of November 30, 2018 and December 31, 2017. As of November 30, 2018, a total of $400,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the eleven months ended November 30, 2018, the Company issued 100,000 SARs to the sole non-employee member of the Committee, which will expire 10 years after the date the SARs were granted. The SARs will vest on the later of

(i) September 30, 2018 and (ii) termination of the director's service on the Committee and have a fair value of $8,000 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The Company incurred stock-based compensation expense of $8,000 related to these 100,000 SARs during the eleven months ended November 30, 2018. The 100,000 SARs units vested during the eleven months ended November 30, 2018.

NOTE 8—DISCONTINUED OPERATIONS

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
Operating results related to the Company’s discontinued structured settlement business are as follows:

	Eleven Months Ended November 30,	December 31,
	2018	2017	2016
	(in thousands)
Total income	17	33	12
Total expenses	46	304	272
Income (loss) before income taxes	(29)	(271)	(260)
(Benefit) provision for income taxes	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(29)	$(271)	$(260)
NOTE 9—LIFE SETTLEMENTS (LIFE INSURANCE POLICIES)

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
As of November 30, 2018 and December 31, 2017, the Company through its consolidated and deconsolidated subsidiary companies owned 588 and 608 policies, respectively, with an aggregate estimated fair value of life settlements of $506.4 million and $567.5 million, respectively. 586 of these policies with a fair value of approximately $505.2 million at November 30, 2018 are held by White Eagle whose results have been deconsolidated from the Company's results at November 30, 2018 and are pledged under a $370.0 million, revolving credit agreement. See Note 3, "Deconsolidation of Subsidiaries" and Note 4, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy," to the accompanying consolidated financial statements for further information. Two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.2 million were not pledged as collateral under the White Eagle Revolving Credit Facility and are included in the Company's Consolidated financial statements.
The following describes the Company’s life settlements as of November 30, 2018 (dollars in thousands):
Policies Pledged Under White Eagle Revolving Credit Facility and Deconsolidated

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the White Eagle at November 30, 2018 was 8.9 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	6	$24,221	$28,796
1-2	12	30,828	46,390
2-3	31	72,343	126,402
3-4	37	57,874	139,447
4-5	46	77,719	217,450
Thereafter	454	242,251	2,217,430
Total	586	$505,236	$2,775,915

*Based on remaining life expectancy at November 30, 2018, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements," in Note 16, "Fair Value Measurements," of the accompanying consolidated financial statements.

During the eleven months ended November 30, 2018 and the year ended December 31, 2017, the Company experienced maturities of 20 and 13 life insurance policies with face amounts totaling $93.4 million and $67.2 million, respectively, resulting in a net gain of approximately $53.3 million and $35.9 million, respectively.

The below is an analysis of policy maturities for the eleven months ended November 30, 2018 and the year ended December 31, 2017.

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017
Face value	$93,435	$67,177

Cost*	31,065	11,136
Accumulated Change in Fair Value*	9,105	20,150
Carrying Value	40,170	31,286

Gain on Maturities	$53,265	$35,891

Number of Policies	20	13
* Cost includes purchase price and premiums paid into the policy to date of maturity. Accumulated change in fair value is impacted by changes in discount rate, updated life expectancy estimates on the life insurance policy and cost of insurance increase.
Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of November 30, 2018, are as follows (in thousands):

2019	101,111
2020	106,772
2021	108,353
2022	107,028
2023	104,345
Thereafter	1,013,546
$1,541,155
The amount of $1.54 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.
Policies Not Pledged
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at November 30, 2018 was 12.2 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,172	12,000
Total	2	$1,172	$12,000
Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of November 30, 2018, are as follows (in thousands):

2019	162
2020	189
2021	219
2022	251
2023	282
Thereafter	4,935
$6,038
The amount of $6.0 million noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.
The following describes the Company’s life settlements as of December 31, 2017 (dollars in thousands):
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at December 31, 2017 was 8.3 years. The following table describes the Company’s life settlements as of December 31, 2017 (dollars in thousands)

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	9	$29,520	$36,474
1-2	13	30,362	42,718
2-3	25	46,609	92,780
3-4	32	68,439	168,946
4-5	60	98,516	281,865
Thereafter	469	294,046	2,257,704
Total	608	$567,492	$2,880,487
*Based on remaining life expectancy at December 31, 2017, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements," in Note 16, "Fair Value Measurements," of the accompanying consolidated financial statements.

NOTE 10—WHITE EAGLE REVOLVING CREDIT FACILITY

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

As amended, the White Eagle Revolving Credit Facility adjusted the loan-value ("LTV") ratios which directed cash flow participation and became subjected to achieving certain financial metrics, as more fully described below under "Amortization & Distributions." Pursuant to the White Eagle Second Amendment, 190 life settlement policies purchased from wholly owned subsidiaries of the Company were pledged as additional collateral under the facility for an additional policy advance of approximately $71.1 million. The maximum facility limit was increased to $370.0 million and the term of the facility was extended to December 31, 2031. Additional loan terms and amendment changes are more fully described in the sections that follow.

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

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 586 life insurance policies with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $505.2 million are pledged as collateral under the White Eagle Revolving Credit

Facility at November 30, 2018. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

Borrowing Base. Borrowing availability under the White Eagle Revolving Credit Facility is subject to a borrowing base, which at any time is equal to the lesser of (A) the sum of all of the following amounts that have been funded or are to be funded through the next distribution date (i) the initial advance and all additional advances to acquire additional pledged policies that are not for ongoing maintenance advances, plus (ii) 100% of the sum of the ongoing maintenance costs, plus (iii) 100% of fees and expense deposits and other fees and expenses funded and to be funded as approved by the required lenders, less (iv) any required payments of principal and interest previously distributed and to be distributed through the next distribution date; (B) 75% of the valuation of the policies pledged as collateral as determined by the lenders; (C) 50% of the aggregate face amount of the policies pledged as collateral (excluding certain specified life insurance policies); and (D) the then applicable facility limit. At November 30, 2018, $6.2 million was undrawn and $5.7 million was available to borrow under the White Eagle Revolving Credit Facility. The amount available to borrow is calculated based on and limited to the premium payments and expenses if any, that are due as of the calculation date. In essence, what is available, is what is required to pay expenses and keep the policies in force as of the calculation date.

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

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of November 30, 2018, the cash interest coverage ratio was 5.09:1 and the loan to value ratio was 66%, as calculated using the lenders' valuation most recent valuation dated October 31, 2018. The lender ceased provided its valuation to the Company subsequent to this date.

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $35.0 million 8.5% Senior Secured Notes due July 15, 2021 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), the $75.8 million 5.0% Convertible Notes due February 15, 2023 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), and the $1.2 million 8.50% Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 11, "8.50% Senior Unsecured Convertible Notes", Note 12, "5.0% Senior Unsecured Convertible Notes" and Note 14, "8.5% Senior Secured Notes" to the accompanying consolidated financial statements for further information.

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

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. For the eleven months ended November 30, 2018 and the year ended December 31, 2017, approximately $76.6 million and $37.1 million, respectively, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Eleven Months Ended November 30, 2018	Twelve Months Ended December 31, 2017
Clause	Amount		Use of Proceeds
First:	$334	$313	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	79	39	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	22,757	16,037	Administrative Agent - Accrued and Unpaid Interest
Sixth:	52,683	19,633	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	340	467	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	416	570	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$76,609	$37,059

Approximately $7.8 million of the amount distributed during the eleven months ended November 30, 2018 was from maturity proceeds collected during the year ended December 31, 2017.

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed through the waterfall as shown above (in thousands):

Face value collected in 2017 and distributed in 2018	$7,759
Face value collected in 2018 and distributed in 2018	68,045
Face value collected in 2018 to be distributed in 2019	27,735
Other collections*	1,129
Total waterfall collection	104,668
Less: Total waterfall distribution during the eleven months ended November 30, 2018	(64,909)
Less: Early principal repayment during the eleven months ended November 30, 2018	(11,700)
Total to be distributed subsequent to the eleven months ended November 30, 2018	$28,059

*Includes refund of premiums and interest earned on maturity proceeds

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the eleven months ended November 30, 2018 and the year ended December 31, 2017, advances for premium payments and fees to service providers amounted to (in thousands):

	November 30,	December 31,
	2018	2017
Amount drawn for premium payments	$84,922	$84,889
Amount drawn in fees to service providers	2,478	2,398
Total amount drawn	$87,400	$87,287

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 29, 2017, the LIBOR floor increased from 1.69% to 2.11%. The effective rate was 6.61% at November 30, 2018 and December 31, 2017. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six percent (6%).

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. The below table shows the composition of interest for the eleven months ended November 30, 2018 and the year ended December 31, 2017 (in thousands):

	November 30,	December 31,
	2018	2017
Interest paid through waterfall	$22,757	$16,037
Interest paid by White Eagle	—	782
Participation interest paid by waterfall	340	467
Total interest expense	$23,097	$17,286

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also include cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of

November 30, 2018, the cash interest coverage ratio was 5.09:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court". Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. The Lamington and WEGP filings are referred to as the "November Chapter 11 Cases."

The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV Corporation, the lender under the White Eagle Revolving Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the White Eagle Revolving Credit Facility ("CLMG"), to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations.

On November 23, 2018, the effective period under the Standstill Agreement was extended to November 27, 2018; on November 27, 2018, the effective period under the Standstill Agreement was extended to November 30, 2018; on November 30, 2018, the effective period under the Standstill Agreement was extended to December 4, 2018; on December 4, 2018, the effective period under the Standstill Agreement was extended to December 7, 2018; and on December 6, 2018, the effective period under the Standstill Agreement was extended to December 11, 2018; and on December 10, 2018, the effective period under the Standstill Agreement was extended to December 13, 2018.

On December 13, 2018, White Eagle, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 case is being administered under case number 18-12808 (the "White Eagle Chapter 11 Case").

The commencement of the White Eagle Chapter 11 Case would constitute a default and event of default under the terms of the Amended and Restated Indenture between the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Note Indenture") relating to the Company’s 8.5% Senior Secured Notes due 2021 (the "Senior Notes") and the Indenture between the Company and U.S. Bank, National Association, as indenture trustee (the "Convertible Note Indenture") relating to the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 (the "Convertible Notes").

However, such defaults and events of default and their consequences were waived in advance of the White Eagle Chapter 11 Case by holders of all of the outstanding principal amount of the outstanding Senior Notes and by holders of a majority of the outstanding principal amount of the outstanding Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Senior Note Indenture or the Convertible Note Indenture.

The commencement of the White Eagle Chapter 11 Case, together with the related filings of Chapter 11 cases for Lamington and WEGP on November 14, 2018 (collectively with the White Eagle Chapter 11 Case, the "Chapter 11 Cases"), constitutes an event of default under White Eagle’s revolving credit facility (the "Credit Facility"), resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the Credit Facility. Any efforts by LNV Corporation, the lender under the Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the Credit Facility ("CLMG"), to enforce repayment by White Eagle and/or such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the Credit Facility are automatically stayed as a result of the commencement of the Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the Credit Facility are subject to the applicable provisions of the Bankruptcy Code. The previously announced Standstill Agreement among White Eagle, LNV and CLMG expired prior to the filing of the White Eagle Chapter 11 Case. The Company obtained waivers from the requisite holders of each of 8.5% Senior Secured Notes and the New Convertible Notes with respect to the White Eagle Chapter 11 Case, similar to the waivers for the November Chapter 11 Cases, and believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred with respect to both the 8.5% Senior Secured Notes and the New Convertible Notes.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP , the ("Plaintiffs"), filed suit (the "Suit") against LNV Corporation ("LNV"), Silver Point Capital L.P. ("Silver Point") and GWG Holdings, Inc. ("GWG" and, with LNV and Sliver Point, the "Defendants") in the United States Bankruptcy Court for the District of Delaware (the "Court"), where the Suit will be administered together with the previously filed and announced petitions for relief under Chapter 11 of the United States Bankruptcy Code of White Eagle, Lamington and WEGP (the "Chapter 11 Cases" and White Eagle, Lamington and WEGP, the "Debtors"). LNV, a subsidiary of Beal Bank ("Beal"), is the lender under White Eagle’s outstanding revolving credit facility (the "Credit Facility").

In the Suit, the Plaintiffs allege that the Defendants engaged in a scheme to coerce the Plaintiffs into selling their valuable portfolio of life insurance policies to defendants for well below its true value. Pursuant to the Credit Facility, LNV agreed to lend $370 million to White Eagle, and in connection therewith received a 45% equity stake in White Eagle. That equity stake, and LNV’s significant control over White Eagle under the Credit Facility, creates a joint venture, and gives rise to fiduciary duties to White Eagle and Emergent, on the part of LNV. The Plaintiffs further allege that LNV has been engaged in a concerted campaign to "squeeze" White Eagle and Emergent by improperly restricting their cash flow, in the hopes that White Eagle and Emergent will have no choice but to sell the valuable policy portfolio to LNV or one of its proxies, including Silver Point and/or GWG, at below its true value.

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Bankruptcy Court authorized the Debtors to use the proceeds of the cash collateral for a period of twenty (20) weeks (the "Cash Collateral'). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Bankruptcy Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such budget.

See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information.

Deconsolidation of Subsidiaries

Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Road Bermuda), (the "Deconsolidated Entities" or the "Debtors"). Therefore, our 2018 results are not comparable with 2017, the post-petition results are not included in our consolidated results for the eleven months ended November 30, 2018. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

In addition, ASC 852, Reorganization allows consolidated financial statements that include one or more entities in reorganization proceedings and one or more entities not in reorganization proceedings shall include condensed consolidated financial statements of the entities in reorganization proceedings.

See Note 4, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy," to the accompanying consolidated financial statements for further information.

At November 30, 2018, the fair value of the outstanding debt was $346.7 million and the borrowing base was approximately $369.4 million, which includes $363.8 million of outstanding principal. Approximately $6.2 million was available to borrow under the White Eagle Revolving Credit Facility. The Company had a standstill agreement in place with the lender until December 13, 2018 and the Company continued to borrow on the loan through November 30, 2018, even though in default.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At November 30, 2018, approximately $28.1 million included in cash of the deconsolidated subsidiaries was on account with White Eagle awaiting distribution through the waterfall. With the White Eagle Chapter 11 Case, the Bankruptcy Court authorized the Debtors to use the proceeds of the cash collateral for a period of twenty (20) weeks (the "Cash Collateral"). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Bankruptcy Court.

NOTE 11—8.50% SENIOR UNSECURED CONVERTIBLE NOTES

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

As of November 30, 2018, the carrying value of the Convertible Notes was $1.2 million, net of unamortized debt discounts and deferred debt costs of $18,000 and $3,000, respectively. These are being amortized over the remaining life of the Convertible Notes using the effective interest method.
The Company recorded $169,000 of interest expense on the Convertible Notes, including $93,000, $66,000 and $10,000 from interest, amortizing debt discounts and originations costs, respectively, during the eleven months ended November 30, 2018.
For the year ended December 31, 2017, the Company recorded $9.2 million of interest expense on the Convertible Notes, including $4.2 million, $2.5 million, $2.1 million and $314,000 from interest, one time debt modification cost, amortizing debt discounts and origination costs, respectively. Interest for the year ended December 31, 2017 was higher due to approximately $522,000 of additional interest paid in kind to note holders.

Subsequent Event

Non-payment of 8.5% Senior Unsecured Convertible Notes

On February 20, 2019, the Company received written notice from U.S. Bank, National Association, the trustee under the Indenture, dated as of February 21, 2014, by and among the Company and U.S. Bank, National Association, as Trustee, as amended and supplemented (the "Indenture"), that the Company was in default (the "Event of Default") under the Indenture for failure to pay the principal amount and accrued interest due upon maturity on February 15, 2019 of the Company’s outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes"). The outstanding principal amount of the Convertible Notes was $1.2 million and accrued interest thereon was approximately $51,000.

The Event of Default, which caused an automatic acceleration of the outstanding principal and accrued interest, had no practical effect on the Company, as such amounts were already due and payable. The Event of Default does not result in a cross-default under other debt agreements or arrangements of the Company. The total amount of $1.2 million due, consisting of principal and accrued interest, will accrue interest at 8.5% per annum (the original interest rate of the Convertible Notes) until payment thereof is made.

NOTE 12— 5.0% SENIOR UNSECURED CONVERTIBLE NOTES

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

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018, the November Chapter 11 Cases were filed, and on December 13, 2018, the White Eagle Chapter 11 Case was filed. The commencement of the Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture. However, such defaults and events of default and their consequences were waived by holders of a majority of the outstanding principal amounts of each of the 8.5% Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture.

As of November 30, 2018, the carrying value of the New Convertible Notes was $69.7 million, net of unamortized debt discounts and origination costs of $5.3 million and $786,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the eleven months ended November 30, 2018, the Company recorded $4.6 million of interest expense on the New Convertible Notes, including $3.5 million, $947,000 and $140,000 from interest, amortization of debt discount and origination costs, respectively.

During the year ended December 31, 2017, the Company recorded $2.1 million of interest expense on the New Convertible Notes, including $1.6 million, $432,000 and $64,000 from interest, amortization of debt discount and origination costs, respectively.

NOTE 13—15% SENIOR SECURED NOTES

On March 11, 2016, the Company, as issuer, entered into an indenture with Wilmington Trust Company, as indenture trustee (the "Senior Secured Indenture"). The Senior Secured Indenture provides for the issuance of up to $30.0 million in senior secured notes (the "Senior Secured Notes"), of which approximately $21.2 million were issued on the Initial Closing Date with an additional $8.8 million issued on March 24, 2016. The 15% Senior Secured Notes were purchased in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended, under the note purchase agreements with certain accredited investors and/or non U.S. persons, including certain members of the Company's board of directors, management and their affiliates, who purchased approximately $3.3 million of the 15% Senior Secured Notes issued.

All outstanding principal and interest amounts due under the 15.0% Senior Secured Note were repaid and canceled on July 28, 2017 in connection with the consummation of the Transaction Closing. See Note 14, 8.5% Senior Secured Notes to the consolidated financial statements.

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

NOTE 14 — 8.5% SENIOR SECURED NOTES

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

On January 10, 2018, the Company commenced the process of appointing a liquidator to liquidate Blue Heron. The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months, and liquidation was still pending at November 30, 2018. Blue Heron is an inactive subsidiary of the Company. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"), entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of

January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement Pledge and Security Agreement, dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

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

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018, the November Chapter 11 Cases were filed, and on December 13, 2018, the White Eagle Chapter 11 Case was filed. The commencement of the Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture. However, such defaults and events of default and their consequences were waived by holders of a majority of the outstanding principal amounts of each of the 8.5% Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture.

At November 30, 2018, the outstanding principal of the 8.5% Senior Secured Notes is $35.0 million with a carrying value of $34.2 million, net of unamortized debt issuance cost of $830,000.
During the eleven months ended November 30, 2018, the Company recorded approximately $3.0 million of interest expense on the 8.5% Senior Secured Notes, which includes $2.8 million of interest and $244,000 of amortizing debt issuance costs.
During the year ended December 31, 2017, the Company recorded approximately $1.4 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest and $98,000 of amortizing debt issuance costs.

Subsequent Events

8.5% Senior Secured Notes Amendment

On December 10, 2018, the Company and Wilmington Trust, National Association, as indenture trustee, entered into a Second Supplemental Indenture (the "Second Supplemental Indenture") which amended the Amended and Restated Indenture, dated as of July 28, 2017, as amended by the First Supplemental Indenture dated as of January 10, 2018 (as so amended, the "Indenture"), relating to the Company’s 8.5% Senior Secured Notes due July 15, 2021 (the "8.5% Senior Secured Notes"). The Second Supplemental Indenture (i) increased the aggregate principal amount of Notes permitted to be issued under the Indenture from $40.0 million to $70.0 million and (ii) provided for interest on the Notes to be paid in kind, such that the principal amount of the relevant holder’s note is increased by the amount of interest, in lieu of cash payment ("PIK"). The Company may elect to pay PIK interest instead of cash interest for any Interest Period (as defined in the Indenture) to holders of Notes who consented to accept PIK interest. Each holder of outstanding Notes made an election with respect to some or all of the outstanding principal amount of such holder’s Notes as to whether or not to accept PIK interest whenever the Company elects to pay interest in PIK in lieu of cash. Any new holder of Notes, other than a transferee who is an affiliate of a transferring holder that did not elect to accept PIK interest, will be deemed to have elected to accept PIK interest. A holder receiving PIK interest shall also automatically receive, for each applicable Interest Period, an amount equal to 3.0% per annum of additional interest on the principal amount of such holder’s Notes for which the holder elected to accept PIK interest.

All terms of the Indenture that were not amended by the Second Supplemental Indenture remain in full force and effect.

On December 28, 2018, the Company entered into subscription agreements (the "Subscription Agreements) with several investors (the "Investors"), Pursuant to the Subscription Agreements, the Investors purchased from the Company an aggregate of $5.7 million principal amount of the Company’s 8.5% Senior Secured Notes for an aggregate purchase price of $4.3 million. The transactions were consummated on December 28, 2018.

On December 28, 2018, the Company received a commitment letter (the "Commitment Letter") from Ironsides Partners LLC, an entity affiliated with Robert Knapp, a member of the Board, for an aggregate investment, at the Company’s election, of up to $2.0 million principal amount of 8.5% Senior Secured Notes for an aggregate purchase price of up to $1.5 million no later than January 31, 2019. The Commitment Letter contains certain conditions precedent to Ironsides’ obligations to purchase such Senior Notes.

On January 30, 2019, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Ironsides Partners Special Situations Master Fund III L.P. (the "Investor"), which is affiliated with Robert Knapp, a member of the Company’s Board of Directors. Pursuant to the Note Purchase Agreement, the Investor purchased from the Company $2.0 million principal amount of the Company’s 8.5% Senior Secured Notes for a purchase price of $1.5 million.

On February 11, 2019, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Brennan Opportunities Fund I LP (the "Investor"), which is affiliated with Patrick T. Brennan, a member of the Company’s Board of Directors. Pursuant to the Subscription Agreement, the Investor purchased from the Company $967,000 principal amount of the Company’s 8.5% Senior Secured Notes (the "Senior Notes") for a purchase price of $725,250. The transaction was consummated on February 14, 2019.

NOTE 15 — 15.0% PROMISSORY NOTE

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

NOTE 16—FAIR VALUE MEASUREMENTS

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
Assets and liabilities measured at fair value on a recurring basis
The balances of the Company’s assets measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements - Deconsolidated	$—	$—	$505,235	$505,235
Investment in life settlements - Consolidated	—	—	1,172	1,172
	$—	$—	$506,407	$506,407

Investment in deconsolidated subsidiaries	$—	$—	$128,795	$128,795
The balances of the Company’s liability measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility - Deconsolidated	$—	$—	$346,670	$346,670
	$—	$—	$346,670	$346,670

The balances of the Company’s assets measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements	$—	$—	$567,492	$567,492
	$—	$—	$567,492	$567,492
The balances of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2017, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility	$—	$—	$329,240	$329,240
	$—	$—	$329,240	$329,240
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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements - Deconsolidated
	Fair Value at 11/30/18	Aggregate death benefit 11/30/2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed - Deconsolidated	$92,357	$296,482	Discounted cash flow	Discount rate	12.25% - 13.75%
				Life expectancy evaluation	5.7 years
Premium financed - Deconsolidated	$412,878	$2,479,434	Discounted cash flow	Discount rate	12.25% - 19.25%
				Life expectancy evaluation	9.3 years
Life settlements - Deconsolidated	$505,235	$2,775,916	Discounted cash flow	Discount rate	13.42%
				Life expectancy evaluation	8.9 years
Premium financed - Consolidated	$1,172	$12,000	Discounted cash flow	Discount rate	13.25% - 14.75%
				Life expectancy evaluation	12.2 years
Life settlements	$506,407	$2,787,916	Discounted cash flow	Discount rate	13.43%
				Life expectancy evaluation	8.9 years
Investment in deconsolidated subsidiaries	$128,795	$—	Discounted cash flow	Discount rate	22.50%
				Payoff amount and timeframe
White Eagle Revolving Credit Facility - Deconsolidated	$346,670	$2,782,652	Discounted cash flow	Discount rate	23.27%
				Life expectancy evaluation	8.9 years

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

Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers (AVS Underwriting LLC and 21st Services, LLC) for valuation purposes and average or "blending," the results of the two life expectancy reports to establish a composite mortality factor.

On October 18, 2018, 21st Services, LLC ("21st Services") announced revisions to its underwriting methodology, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 9%. On October 29, 2018, AVS Underwriting LLC ("AVS"), also announced revisions to its underwriting methodology without an estimated impact, which resulted in an average lengthening of the life expectancies by approximately 13%.

To account for the impact of the revisions by 21st Services and based off of market responses to the methodology change, the Company decided to lengthen the life expectancies furnished by 21st Services by 9% during the eleven months ended November 30, 2018. The resulting impact is approximately $124.0 million reduction in the fair value of its life settlements.

Further, the Company has decide to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. The Company's decision was based on a series of events leading up to the announcement on October 29, 2018, which includes AVS inability to furnish timely reports to allow the Company to blend the results to facilitate timely quarterly reporting. Market participants have expressed concerns regarding their inability to connect the new AVS model to past model. During the eleven months ended November 30, 2018, the Company discontinued its blending approach. The resulting impact is approximately $23.1 million reduction in the fair value of its life settlements.

Moving forward, the Company will procure its life expectancy report from 21st on a periodic basis and expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. The amount of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured.

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

Life Expectancy Months Adjustment - Deconsolidated	Value	Change in Value
+6	$431,011	$(74,224)
-	$505,235	—
-6	$587,058	$81,823

Life Expectancy Months Adjustment - Consolidated	Value	Change in Value
+6	$978	$(194)
-	$1,172	—
-6	$1,376	$204
Discount rate
The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.
The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at November 30, 2018, the Company determined that the weighted average discount rate calculated based on death benefit was 13.43%, compared to 15.95% at December 31, 2017.
Credit exposure of insurance company
The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At November 30, 2018, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company's life settlements as of November 30, 2018:

Carrier - Deconsolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Lincoln National Life Insurance Company	23.4%	19.9%	A1	AA-
Transamerica Life Insurance Company	18.3%	21.0%	A1	AA-

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100.0%	100.0%	Aa3	AA-

Estimated risk premium
As of November 30, 2018, the life settlement portfolio includes 586 policies held by the deconsolidated subsidiaries with an estimated fair value of $505.2 million and 2 policies held by Emergent with an estimated fair value of $1.2 million, totaling 588 policies. Of these 588 policies, 512 were previously premium financed and are valued using discount rates that range from 12.25% to 19.25%. The remaining 74 policies, which are non-premium financed, are valued using discount rates that range from 13.25% to 14.75%. As of November 30, 2018, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company's life settlement portfolio was 13.43%.

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

Weighted Average Rate Calculated Based on Death Benefit - Deconsolidated	Rate Adjustment	Value	Change in Value
12.92%	-0.50%	$518,255	$13,020
13.42%	—	$505,235	$—
13.92%	0.50%	$492,789	$(12,446)

Weighted Average Rate Calculated Based on Death Benefit - Consolidated	Rate Adjustment	Value	Change in Value
14.00%	-0.50%	$1,227	$55
14.50%	—	$1,172	$—
15.00%	0.50%	$1,121	$(51)
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

White Eagle Revolving Credit Facility —As of November 30, 2018, 586 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 10, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

When those policies mature, subject to the outcome of the bankruptcy and litigation proceedings referenced below, distributions will be made pursuant to a "waterfall" payment structure and any amounts available to us will vary based on the respective then current loan to value ratio under the facility. The White Eagle Revolving Credit Facility contemplates that proceeds will be directed to pay fees to service providers and premiums, with any remaining proceeds directed to pay outstanding interest. To the extent there is not sufficient remaining proceeds in the "waterfall" to satisfy the amount of required interest, White Eagle will be obligated to pay any such shortfall amount, subject to the outcome of the bankruptcy and litigation proceedings referenced below.

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court". Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. The Lamington and
WEGP filings are referred to as the "November Chapter 11 Cases."

The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV Corporation, the lender under the White Eagle Revolving Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the White Eagle Revolving Credit Facility ("CLMG"), to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations.

On November 23, 2018, the effective period under the Standstill Agreement was extended to November 27, 2018; on November 27, 2018, the effective period under the Standstill Agreement was extended to November 30, 2018; on November 30, 2018, the effective period under the Standstill Agreement was extended to December 4, 2018; on December 4, 2018, the effective period under the Standstill Agreement was extended to December 7, 2018; and on December 6, 2018, the effective period under the Standstill Agreement was extended to December 11, 2018; and on December 10, 2018, the effective period under the Standstill Agreement was extended to December 13, 2018.

On December 13, 2018, White Eagle, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 case is being administered under case number 18-12808 (the "White Eagle Chapter 11 Case").

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Bankruptcy Court authorized the Debtors to use the proceeds of the cash collateral for a period of twenty (20) weeks (the "Cash Collateral"). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Bankruptcy Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such bud get.

The Company elected to account for the debt under the White Eagle Revolving Credit Facility in accordance with ASC 820, which includes the 45% interest in policy proceeds payable to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the White Eagle Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value calculation at November 30, 2018, incorporates expected cash flows as approved by the Bankruptcy Court as documented above.

To account for the impact of the revisions to the mortality tables and based off of market responses to the methodology change, White Eagle decided to lengthen the life expectancies furnished by 21st Services by 9% during the eleven months ended November 30, 2018. The resulting impact is a positive change in the fair value of the White Eagle Revolving Credit Facility of approximately $66.7 million.

Discount rate of the White Eagle Revolving Credit Facility

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and the Company’s estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of November 30, 2018 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
22.77%	-0.50%	$348,191	$1,521
23.27%	—	$346,670	$—
23.77%	0.50%	$345,161	$(1,509)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.
At November 30, 2018, the fair value of the debt was $346.7 million and the outstanding principal was approximately $363.8 million.

Investment in deconsolidated subsidiaries - As previously discussed in Note 3, upon the deconsolidation of Lamington, an investment was recorded for $278.4 million which represented the fair value of the Company's investment in Lamington at November 13, 2018. The amount was equivalent to the carrying value of Lamington's net asset. The fair value measurements were calculated using unobservable inputs, primarily discounted cash flow analysis and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of similar nature. The investment was further valued at November 30, 2018 by a third party also using unobservable inputs, which utilizes a discounted cash flow analysis considering the anticipated date the Company would emerge from bankruptcy, the settlement amount of debt, and future expenses, resulted in a fair value of approximately $128.8 million with change in fair value loss of approximately $150.9 million.
Changes in Fair Value
The following tables provides a roll-forward in the changes in fair value for the periods ended November 30, 2018, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements - Consolidated:
Balance, January 1, 2018	$567,492
Purchase of policies	—
Change in fair value	(46,879)
Matured/lapsed/sold polices	(93,435)
Premiums paid	78,706
Deconsolidation of life settlement, November 13, 2018	(504,712)
Balance, November 30, 2018	$1,172
Changes in fair value included in earnings for the period relating to assets held at November 30, 2018	$315

Life Settlements - Deconsolidated:
Balance, November 13, 2018	$504,712
Purchase of policies	—
Change in fair value	(6,034)
Matured/lapsed/sold polices	—
Premiums paid	6,557
Balance, November 30, 2018	$505,235
Changes in fair value included in earnings for the period relating to deconsolidated assets held at November 30, 2018	$(6,034)

The following tables provides a roll-forward in the changes in fair value for the periods ended November 30, 2018, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, January 1, 2018	$329,240
Draws under the White Eagle Revolving Credit Facility	82,202
Payments on White Eagle Revolving Credit Facility	(52,683)
Unrealized change in fair value	(70,900)
Deconsolidation of White Eagle Revolving Credit Facility, November 13, 2018	(287,859)
Balance, November 30, 2018	$—
Changes in fair value included in earnings for the period relating to liabilities at November 30, 2018	$(70,900)

White Eagle Revolving Credit Facility:
Balance, November 13, 2018	$287,859
Draws under the White Eagle Revolving Credit Facility	5,198
Payments on White Eagle Revolving Credit Facility	—
Unrealized change in fair value	53,613
Balance, November 30, 2018	$346,670
Changes in fair value included in earnings for the period relating to deconsolidated liabilities at November 30, 2018	$53,613
The following table provides a roll-forward in the changes in fair value for the period ended November 30, 2018, for the investment in deconsolidated subsidiaries for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Investment in Deconsolidated Subsidiaries
Investment in Lamington at November 13, 2018	$278,440
Increase in basis investment - November 14, 2018 to November 30, 2018	1,249
Change in fair value	(150,894)
Investment in Lamington at November 30, 2018	$128,795
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

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the eleven months ended November 30, 2018 and the year ended December 31, 2017.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, Promissory Notes receivable, Promissory Notes interest receivable, investment in affiliates, 8.5% Senior Secured Notes, 8.5% Senior Unsecured Convertible Notes, 5.0% Senior Unsecured Convertible Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 17—SEGMENT INFORMATION

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. See, Note 8 "Discontinued Operations" to the accompanying consolidated financial statements.

NOTE 18—COMMITMENTS AND CONTINGENCIES
Lease Agreements
The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $261,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $396,000, $407,000 and $412,000 for the eleven months ended November 30, 2018, the year ended December 31, 2017 and 2016, respectively.

During the eleven months ended November 30, 2018, the Company entered into a sublease agreement with a subtenant that commenced on October 1, 2018 and expires on September 15, 2020. The annual base rent of the subtenant is $78,000.
Future minimum payments under operating leases for each of the two succeeding years subsequent to November 30, 2018 are as follows (in thousands):

November 30,
2019	$255
2020	217
$472

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

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018 (the "Petition Date"), the November Chapter 11 Cases were filed. The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and

WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV Corporation, the lender under the White Eagle Revolving Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the White Eagle Revolving Credit Facility ("CLMG"), to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations.

On November 23, 2018, the effective period under the Standstill Agreement was extended to November 27, 2018; on November 27, 2018, the effective period under the Standstill Agreement was extended to November 30, 2018; on November 30, 2018, the effective period under the Standstill Agreement was extended to December 4, 2018; on December 4, 2018, the effective period under the Standstill Agreement was extended to December 7, 2018; and on December 6, 2018, the effective period under the Standstill Agreement was extended to December 11, 2018; and on December 10, 2018, the effective period under the Standstill Agreement was extended to December 13, 2018.

Subsequent Event

On December 13, 2018, the White Eagle Chapter 11 Case was filed. The commencement of the White Eagle Chapter 11 Case would constitute a default and event of default under the terms of the Amended and Restated Indenture between the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Note Indenture") relating to the Company’s 8.5% Senior Secured Notes due 2021 (the "Senior Notes") and the Indenture between the Company and U.S. Bank, National Association, as indenture trustee (the "Convertible Note Indenture") relating to the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 (the "Convertible Notes"). However, such defaults and events of default and their consequences were waived by holders of all of the outstanding principal amount of the outstanding Senior Notes and by holders of a majority of the outstanding principal amount of the outstanding Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Senior Note Indenture or the Convertible Note Indenture.

See Note 23, "Subsequent Events," of the accompanying consolidated financial statements for further information.

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

NOTE 19—STOCKHOLDERS’ EQUITY

Shares of Common Stock under Omnibus Plan

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, of which 85,000 options to purchase shares of common stock granted to existing employees were outstanding as of November 30, 2018, 633,215 shares of restricted stock had been granted to directors under the plan and 1,400,000 shares of restricted stock units had been granted to certain employees, with a total of 1,400,000 shares subject to vesting. There were 9,511,785 securities remaining for future issuance under the Omnibus Plan as of November 30, 2018.

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of November 30, 2018, options to purchase 85,000 shares of common stock granted to existing employees were outstanding, 100,000 shares of stock appreciation rights had been granted to directors and were vested during the eleven months ended November 30, 2018, 633,215 shares of restricted stock had been granted to directors with 408,522 shares vested during the eleven months ended November 30, 2018 and 2,270,000 shares of restricted stock units had been granted to certain employees, with a total of 1,400,000 shares subject to vesting. Approximately 870,000 shares have been vested since granted. There were 9,511,785 securities remaining for future issuance under the Omnibus Plan as of November 30, 2018.

Share Note Repurchase Program

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program had a two-year expiration date, and authorized the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. As of November 30, 2018, the repurchase program has terminated.

Warrants
On February 11, 2011, three shareholders received warrants that may be exercised for up to a total of 4,240,521 shares of the Company’s common stock at a weighted average exercise price of $14.51 per share. The warrants expired seven years after the date of issuance which occurred during the eleven months ended November 30, 2018 and were un-exercised.

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

NOTE 20—EMPLOYEE BENEFIT PLAN
The Company has adopted a 401(k) plan that covers employees that have reached 18 years of age and completed three months of service. The plan provides for voluntary employee contributions through salary deductions, as well as discretionary employer contributions. For the eleven months ended November 30, 2018, the years ended December 31, 2017 and 2016, there were no employer contributions made.

NOTE 21—SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited consolidated financial data regarding continuing operations for each quarter of fiscal 2018 and 2017 (in thousands). This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations (in thousands).

	Fiscal 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	5,591	5,563	29,714	(86,395)
(Loss)/income from continuing operations before taxes	(3,994)	(6,483)	11,751	(171,170)
Net (loss)/income from continuing operations	(3,994)	(9,603)	14,288	(170,631)
(Loss)/income per share from continuing operations:
Basic and diluted	$(0.03)	$(0.04)	$0.09	$(1.09)	(1)

	Fiscal 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	25,590	3,461	24,488	(1,666)
(Loss)/income from continuing operations before income taxes	1,884	(6,474)	7,427	(2,865)
Net (loss)/income from continuing operations	1,884	(6,474)	4,217	(2,865)
(Loss)/income per share from continuing operations:
Basic and diluted	$0.07	$(0.23)	$0.04	$(0.02)	(1)

(1)
The sum of the basic and diluted earnings per share amounts for each quarter in fiscal year 2018 and 2017 do not equal the amount presented in the statements of operations for the eleven months ended November 30, 2018 November 30, 2018 and the year ended December 31, 2017 due to the Company having losses for the eleven months ended November 30, 2018 and fiscal years ended December 31, 2017 and therefore all common stock equivalents were antidilutive.

NOTE 22—INCOME TAXES
The provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	November 30, 2018	December 31, 2017	December 31, 2016
Continuing operations	$45	$—	$—
Discontinued operations	—	—	—
Provision (benefit) for income taxes	$45	$—	$—
Current
Federal	$621	$—	$—
State	—	—	—
	$621	$—	$—
Deferred
Federal	2,427	14,109	(16,550)
State	(60)	2,931	(1,292)
	2,367	17,040	(17,842)
Valuation allowance increase (decrease)	(2,943)	(17,040)	17,842
	$(576)	$—	$—

Provision (benefit) for income taxes from continuing operations	$45	$—	$—
U.S. and foreign components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	November 30, 2018	December 31, 2017	December 31, 2016
U.S.	$(153,896)	$(19,016)	$(23,405)
Foreign	(16,001)	15,778	(26,024)
	$(169,897)	$(3,238)	$(49,429)
The Company’s actual provision (benefit) for income taxes from continuing operations differ from the federal expected income tax provision as follows (in thousands):

	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Tax provision (benefit) at statutory rate	$(35,678)	21.00%	$(1,134)	35.00%	$(17,300)	35.00%
Increase (decrease) in taxes resulting from:	—	—	—	—	—	—
State tax (net of federal benefit)	(151)	0.09	(679)	20.98	(836)	1.72
Attribute reduction from ownership change	—	—	35,871	(1,107.45)	—	—
Impact of rate changes	—	—	—	—	253	(0.50)
Other permanent items	(2)	—	2	(0.07)	4	(0.01)
Tax Cuts and Job Act Enactment	—	—	(17,199)	530.99	—	—
Prior year true-ups	(533)	0.31	50	(1.54)	—	—
Effects of deconsolidation	31,591	(18.59)	—	—	—	—
Foreign rate differential	3,360	(1.98)	—	—	—	—
Alternative Minimum Tax	621	(0.37)	—	—	—	—
Other	85	(0.05)	129	(3.99)	37	(0.07)
Valuation allowance (decrease) increase	752	(0.44)	(17,040)	526.08	17,842	(36.14)
Provision (benefit) for income taxes	$45	(0.03)%	$—	—%	$—	—%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	November 30, 2018	December 31, 2017
Deferred tax assets:
Federal and state net operating loss carryforward	$2,459	$1,537
Unrealized gains on life settlements	—	4
Federal AMT Credit carryforward	576	—
Deferred gain	2,450	6,178
Other	1,153	1,281
Total gross deferred tax assets	6,638	9,000
Less valuation allowance	(2,586)	(5,522)
Total deferred tax assets	4,052	3,478
Deferred tax liabilities:
Unrealized gains on life and structured settlements	76	—
Gain on structured settlements deferred for tax purposes	2,539	2,466
Convertible debt discount	861	1,012
Total deferred tax liabilities	3,476	3,478
Total net deferred tax asset (liability)	$576	$—

The Company’s provision for income taxes from continuing operations results in an effective rate of (0.03)% for the eleven-month period ended November 30, 2018. The Company recorded a total tax expense of approximately $45,000 that represents taxes paid with the filing of its tax returns for the tax year ended November 30, 2017.

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance was established against a portion of its net deferred tax assets as of November 30, 2018. This valuation allowance was determined to be necessary as an offset to the federal and state deferred tax asset exclusive of the Company’s deferred tax asset for unused AMT credit carryforwards, which it expects to fully realize in the next several years.

The federal and state net operating loss carryovers ("NOLs") that are available to the Company as of November 30, 2018 are approximately $93.6 million and $97.0 million, respectively. Of these amounts, the Company estimates that approximately $12.5 million and $9.1 million, may be available for utilization prior to their scheduled expiration periods, as a substantial portion of the NOLs are subject to limitations under Section 382 of the Internal Revenue Code. These NOLs are scheduled to begin expiring in 2031.

On December 22, 2017 the United States enacted the Tax Cuts and Jobs Act ("TCJA"). Under ASC 740, Income Taxes, the effects of new legislation are recognized upon enactment. Accordingly, Management has reviewed the legislation and addressed the provisions that are most relevant to its business, including the required accounting under ASC 740. The key provisions of the TCJA that have factored into the determination of the Company’s tax position for the year ended November 30, 2018 are discussed below.

Corporate Tax Rate

The TCJA reduced the corporate tax rate from 35% to 21% generally effective for tax years beginning after December 31, 2017. Consequently, management is maintaining its deferred tax inventory at November 30, 2018 using the new corporate tax rate.

Transition Tax

Under Section 965 as amended by the TCJA, a U.S. shareholder of a controlled foreign corporation ("CFC") must generally include in gross income as a deemed dividend, at the end of the CFC’s last tax year beginning before January 1, 2018, the U.S. shareholder’s share of certain undistributed and previously untaxed accumulated earnings and profits ("E&P"). The income inclusion can be offset by a deduction intended to result in an effective U.S. federal income tax rate of either 15.5% or 8% of the gross income inclusion amount. The guidance provided by SAB 118 was applied to the Transition Tax enacted by the TCJA. The Company made its best estimate of the impact of the Transition Tax as of December 31, 2017 and concluded that no cash tax obligation would arise from the Transition Tax. The Company changed its U.S. tax year from December 31st to November 30th and filed federal and state tax returns for the initial short year ended November 30, 2017. For the tax year ended November 30, 2017, the Company recognized a taxable dividend as it related to the Special Dividend Note issued on July 28, 2017 from Lamington Road Designated Activity Company (“Lamington”), its wholly-owned Irish subsidiary. The taxable dividend represented Lamington’s undistributed and previously untaxed accumulated earnings and profits ("E&P") of $45.4 million. The reduction in Lamington’s E&P from the taxable dividend coupled with its loss activities through December 31, 2017 resulted in an E&P deficit. Consequently, the Company has determined that it will not be subject to the Transition Tax.

Global Intangible Low-Taxed Income ("GILTI")

For tax years beginning after December 31, 2017, under certain circumstances, Section 245A enacted by the TCJA eliminated U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also created a new tax on certain foreign income under new Section 951A. Specifically, for tax years beginning after December 31, 2017, income earned in excess of a deemed return on tangible assets held by a CFC (the excess referred to as "GILTI") must generally be included as U.S. taxable income on a current basis by its U.S. shareholders. In general, the gross income inclusion can be offset by a deduction in an amount up to 50% of the inclusion (through the end of 2025, thereafter the deduction is reduced to 37.5%) subject to certain limitations.

Based on the Company’s life settlement assets held within Ireland, management expects the net income generated from these activities to qualify entirely as GILTI in the coming years. For the period ended June 30, 2018, the Company reported a projected current income tax liability of $3.2 million. These projected cash taxes were principally driven by the GILTI. The Company changed the tax year of its U.S. parent (Emergent Capital, Inc.) from December 31st to November 30th coupled with a concurrent change to the tax year of Lamington Road Designated Activity Company ("Lamington"), its wholly-owned Irish subsidiary and its other subsidiaries. The change was timely made by filing Form 1128, Application to Adopt, Change, or Retain a Tax Year, in accordance with Rev. Proc. 2006-45 and resulted in a short tax year ended November 30, 2017. The Company timely filed federal and state tax returns for the short period ended November 30, 2017. As a result of the change in tax year, the Company is subject to GILTI regime for its first tax year beginning on December 1, 2018. Consequently, the Company reversed the entire $3.2 million tax expense recorded for the period ended June 30, 2018. The Company is currently researching and reviewing a potential change in one of their tax positions, which upon completion of that process, may mitigate some of the expected burden related to future GILTI tax and may result in the filing of additional tax returns. The Company's exposure to GILTI tax for the reporting period ended February 28, 2019 will be accounted for in the financial statements for this period in accordance with ASC 740.

On January 10, 2018, the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For its reporting period ended on December 31, 2017, the Company adopted an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.

Treatment of NOLs

The TCJA made changes to the treatment of NOLs arising in taxable years beginning after December 31, 2017. Such NOLs may only offset up to 80% of current year taxable income. Furthermore, such losses may not be carried back to prior years, but can be carried forward indefinitely. For fiscal year taxpayers with tax years beginning in 2017 and ending in 2018, the rules as currently enacted provide that NOLs for such period will not be subject to the 80% limitation, and will not be available for carryback to prior years. Based on the volatility in the Company’s earnings from year to year, the new NOL provisions could have an impact on the Company’s cash taxes in future years.

AMT Credits

The TCJA eliminated the corporate Alternative Minimum Tax effective for tax years beginning after December 31, 2017 and provided a mechanism to obtain refunds of unused AMT credit carryforwards. Under this mechanism, a corporation can utilize its AMT credit carryforwards to offset future regular income tax liability. In addition, a corporation will receive a refund equal to 50% of its AMT credit carryforwards for any amount of AMT credits that remain at the end of each tax year beginning in 2018 through 2020. Any AMT credits remaining at the beginning of the 2021 tax year will be entirely refunded. As of the year ended November 30, 2018, the Company has unused AMT credit carryforwards of $576,000. On January 14, 2019 the IRS announced that unused AMT credits are not subject to sequestration. As such, the Company expects the entire amount to be fully refunded over the course of the next several years.

Other Tax disclosures

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

Deconsolidation of Lamington and its Subsidiaries

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company ("Lamington"), the Company's wholly-owned indirect Irish subsidiary and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), and subsequently their jointly owned subsidiary White Eagle Asset Portfolio, L.P. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Lamington and its subsidiaries’ (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. For financial results occurring subsequent to the Petition Date, GAAP requires that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, generally must be prospectively deconsolidated from the parent and presented on the cost method. As the company maintains its assets at fair market value the accounting for the deconsolidation at November 13, 2018 did not result in a gain or loss being recognized upon the deconsolidation.

As a result, of the Chapter 11 Cases, consistent with ASC 321, Investments - Equity Securities, the Company subsequently, measured its investment in Lamington Road at fair value as of November 30, 2018. Further, the Company engaged a third party to perform a quantitative assessment to determine the value of its investment in Lamington. The valuation report showed the fair value of the Company's investment in Lamington to have reduced since its pre-petition value. As a result, the Company reflected in current earnings a loss of $150.9 million for the change in the fair value of its investment in Lamington which is not recognized for tax purposes. On its U.S. tax returns, the Company will continue to disclose its consolidated group in the same manner as done prior to the commencement of the Bankruptcy proceedings. The Company elected a policy of not recording U.S. deferred taxes on income expected to be subject to GILTI. As such, any deferred taxes for outside basis differences arising from the deconsolidation event are not recognized.

Unrecognized Tax Benefits

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. A reconciliation of the total amounts of unrecognized benefits at the beginning and end of the period was as follows (in thousands):

	November 30, 2018	December 31, 2017	December 31, 2016
Balance as of beginning of period	$—	$6,295	$6,295
Additions based on tax positions taken in the current year	—	—	—
Reductions of tax positions for prior years	—	(6,295)	—
Balance as of end of period	$—	$—	$6,295

Prior to the year ended December 31, 2017, the Company reflected an unrecognized benefit of $6.3 million as a reduction of the deferred tax asset related to the federal and state NOLs. The Section 382 limitation that resulted in the year ended December 31, 2017 impacted the future utilization of a significant portion of the Company’s NOLs. As a result, the NOLs that gave rise to the unrecognized tax benefit will be entirely forfeited. The Company wrote off the deferred tax asset and eliminated the liability for unrecognized tax benefits in that year. The Company does not have any unrecognized tax benefits to record for the current year.

Tax years prior to 2015 are no longer subject to IRS examination. Various state jurisdiction tax years remain open to examination.

NOTE 23—SUBSEQUENT EVENTS

8.5% Senior Secured Notes Amendment

On December 10, 2018, the Company and Wilmington Trust, National Association, as indenture trustee, entered into a Second Supplemental Indenture (the "Second Supplemental Indenture") which amended the Amended and Restated Indenture, dated as of July 28, 2017, as amended by the First Supplemental Indenture dated as of January 10, 2018 (as so amended, the "Indenture"), relating to the Company’s 8.5% Senior Secured Notes due July 15, 2021 (the "8.5% Senior Secured Notes"). The Second Supplemental Indenture (i) increased the aggregate principal amount of Notes permitted to be issued under the Indenture from $$40.0 million to $70.0 million and (ii) provided for interest on the Notes to be paid in kind, such that the principal amount of the relevant holder’s note is increased by the amount of interest, in lieu of cash payment ("PIK"). The Company may elect to pay PIK interest instead of cash interest for any Interest Period (as defined in the Indenture) to holders of Notes who consented to accept PIK interest. Each holder of outstanding Notes made an election with respect to some or all of the outstanding principal amount of such holder’s Notes as to whether or not to accept PIK interest whenever the Company elects to pay interest in PIK in lieu of cash. Any new holder of Notes, other than a transferee who is an affiliate of a transferring holder that did not elect to accept PIK interest, will be deemed to have elected to accept PIK interest. A holder receiving PIK interest shall also automatically receive, for each applicable Interest Period, an amount equal to 3.0% per annum of additional interest on the principal amount of such holder’s Notes for which the holder elected to accept PIK interest.

All terms of the Indenture that were not amended by the Second Supplemental Indenture remain in full force and effect.

On December 28, 2018, the Company entered into subscription agreements (the "Subscription Agreements) with several investors (the "Investors"), Pursuant to the Subscription Agreements, the Investors purchased from the Company an aggregate of $5.7 million principal amount of the Company’s 8.5% Senior Secured Notes for an aggregate purchase price of $4.3 million. The transactions were consummated on December 28, 2018.

On December 28, 2018, the Company received a commitment letter (the "Commitment Letter") from Ironsides Partners LLC, an entity affiliated with Robert Knapp, a member of the Board, for an aggregate investment, at the Company’s election, of up to $2.0 million principal amount of 8.5% Senior Secured Notes for an aggregate purchase price of up to $1.5 million no later than January 31, 2019. The Commitment Letter contains certain conditions precedent to Ironsides’ obligations to purchase such Senior Notes.

On January 30, 2019, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement")with Ironsides Partners Special Situations Master Fund III L.P. (the "Investor"), which is affiliated with Robert Knapp, a member of the Company’s Board of Directors. Pursuant to the Note Purchase Agreement, the Investor purchased from the Company $2.0 million principal amount of the Company’s 8.5% Senior Secured Notes for a purchase price of $1.5 million.

On February 11, 2019, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Brennan Opportunities Fund I LP (the "Investor"), which is affiliated with Patrick T. Brennan, a member of the Company’s Board of Directors. Pursuant to the Subscription Agreement, the Investor purchased from the Company $967,000 principal amount of the Company’s 8.5% Senior Secured Notes (the "Senior Notes") for a purchase price of $725,250. The transaction was consummated on February 14, 2019.

Appointment of Directors

Effective December 11, 2018, the Company appointed Matthew D. Houk and Patrick T. Brennan to its Board of Directors (the "Board"). In connection with these appointments, the Board fixed the size of the Board at eight (8) directors. The Board has not appointed Mr. Houk or Mr. Brennan to any committees of the Board of Directors at this time.

Effective February 21, 2019, the Company appointed James G. Wolf to its Board. In connection with this appointment, the Board fixed the size of the Board at nine (9) directors. The Board has not appointed Mr. Wolf to serve on any committees of the Board of Directors at this time.

Voluntary Petitions for Relief Under Chapter 11

On December 13, 2018, White Eagle Asset Portfolio, LP, Emergent Capital, Inc.’s (the "Company") wholly-owned indirect Delaware subsidiary ("White Eagle"), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 case is being administered under case number 18-12808 (the "White Eagle Chapter 11 Case").

The commencement of the White Eagle Chapter 11 Case would constitute a default and event of default under the terms of the Amended and Restated Indenture between the Company and Wilmington Trust, National Association, as indenture trustee (the "Senior Note Indenture") relating to the Company’s 8.5% Senior Secured Notes due 2021 (the "Senior Notes") and the Indenture between the Company and U.S. Bank, National Association, as indenture trustee (the "Convertible Note Indenture") relating to the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 (the "Convertible Notes"). However, such defaults and events of default and their consequences were waived by holders of all of the outstanding principal amount of the outstanding Senior Notes and by holders of a majority of the outstanding principal amount of the outstanding Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Senior Note Indenture or the Convertible Note Indenture.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP , the "Plaintiffs"), filed suit (the "Suit") against LNV Corporation ("LNV"), Silver Point Capital L.P. ("Silver Point") and GWG Holdings, Inc. ("GWG" and, with LNV and Sliver Point, the "Defendants") in the United States Bankruptcy Court for the District of Delaware (the "Court"), where the Suit will be administered together with the previously filed and announced petitions for relief under Chapter 11 of the United States Bankruptcy Code of White Eagle, Lamington and WEGP (the "Chapter 11 Cases" and White Eagle, Lamington and WEGP, the "Debtors"). LNV, a subsidiary of Beal Bank ("Beal"), is the lender under White Eagle’s outstanding revolving credit facility (the "Credit Facility").

In the Suit, the Plaintiffs allege that the Defendants engaged in a scheme to coerce the Plaintiffs into selling their valuable portfolio of life insurance policies to defendants for well below its true value. Pursuant to the Credit Facility, LNV agreed to lend $370 million to White Eagle, and in connection therewith received a 45% equity stake in White Eagle. That equity stake, and LNV’s significant control over White Eagle under the Credit Facility, creates a joint venture, and gives rise to fiduciary duties to White Eagle and Emergent, on the part of LNV. The Plaintiffs further allege that LNV has been engaged in a concerted campaign to "squeeze" White Eagle and Emergent by improperly restricting their cash flow, in the hopes that White Eagle and Emergent will have no choice but to sell the valuable policy portfolio to LNV or one of its proxies, including Silver Point and/or GWG, at below its true value.

The Plaintiffs seek, among other things, (i) economic damages and (ii) to have the Credit Facility recharacterized as equity rather than debt or, in the alternative, to have LNV’s 45% equity stake in White Eagle declared to be unmatured interest on the outstanding loan from LNV under the Credit Facility, should be disallowed through the effective date of any plan of reorganization of White Eagle.

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Court authorized the Debtors to use the proceeds of the cash collateral for a period of twenty (20) weeks (the "Cash Collateral'). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such Budget.

Non-payment of 8.5% Senior Unsecured Convertible Notes

On February 20, 2019, the Company received written notice from U.S. Bank, National Association, the trustee under the Indenture, dated as of February 21, 2014, by and among the Company and U.S. Bank, National Association, as Trustee, as amended and supplemented (the "Indenture"), that the Company was in default (the "Event of Default") under the Indenture for failure to pay the principal amount and accrued interest due upon maturity on February 15, 2019 of the Company’s outstanding 8.5% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes"). The outstanding principal amount of the Convertible Notes was $1.2 million and accrued interest thereon was approximately $51,000.

The Event of Default, which caused an automatic acceleration of the outstanding principal and accrued interest, had no practical effect on the Company, as such amounts were already due and payable. The Event of Default does not result in a cross-default under other debt agreements or arrangements of the Company. The total amount of $1.2 million due, consisting of principal and accrued interest, will accrue interest at 8.5% per annum (the original interest rate of the Convertible Notes) until payment thereof is made.