Form 10-Q
period 2019-02-28
EMERGENT CAPITAL, INC.
filed 2019-04-10
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019

or

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

As of April 9, 2019, the Registrant had 158,051,803 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED February 28, 2019

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

All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. See "Risk Factors" included in our Transition Report on Form 10-KT for the eleven months ended November 30, 2018. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	February 28, 2019	November 30, 2018*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$3,813	$1,209
Certificates of deposit	503	500
Prepaid expenses and other assets	1,012	657
Deposits - other	1,377	1,377
Life settlements, at estimated fair value	1,213	1,172
Fixed assets, net	63	78
Investment in deconsolidated subsidiaries (Note 4)	95,541	128,795
Investment in affiliates	2,384	2,384
Deferred tax asset	576	576
Total assets	$106,482	$136,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,919	$2,446
Other liabilities	750	194
Interest payable - 8.5% Convertible Notes (Note 12)	63	37
8.5% Convertible Notes, net of discount and deferred debt costs (Note 12)	1,194	1,173
Interest payable - 5.0% Convertible Notes (Note 13)	169	1,116
5.0% Convertible Notes, net of discount and deferred debt costs (Note 13)	70,036	69,742
Interest payable - 8.5% Senior Secured Notes (Note 14)	941	628
8.5% Senior Secured Notes, net of deferred debt costs (Note 14)	41,546	34,170
Total liabilities	116,618	109,506
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at February 28, 2019 and November 30, 2018; 158,659,803 issued and 158,051,803 outstanding as of February 28,2019;158,733,928 issued and 158,125,928 outstanding as of November 30, 2018)	1,587	1,587
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of February 28, 2019 and November 30, 2018)	—	—
Treasury Stock, net of issuance cost (608,000 shares as of February 28,2019 and November 30,2018)	(2,534)	(2,534)
Additional paid-in-capital	334,296	334,198
Accumulated deficit	(343,485)	(306,009)
Total stockholders’ deficit/equity	(10,136)	27,242
Total liabilities and stockholders’ deficit/equity	$106,482	$136,748

 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended February 28,
	2019	2018
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 10 & 15)	$2	$11,480
Other income	10	125
Total income	12	11,605
Expenses
Interest expense	2,763	7,602
Change in fair value of White Eagle Revolving Credit Facility (Notes 10 & 15)	—	(1,624)
Change in fair value of investment in deconsolidated subsidiaries (Note 4)	33,965	—
Personnel costs	169	786
Legal fees	(5)	1,551
Professional fees	335	955
Insurance	179	196
Other selling, general and administrative expenses	65	480
Total expenses	37,471	9,946
Income (loss) from continuing operations before income taxes	(37,459)	1,659
(Benefit) provision for income taxes	—	(3,210)
Net income (loss) from continuing operations	$(37,459)	$4,869
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(17)	(17)
(Benefit) provision for income taxes	—	—
Net income (loss) from discontinued operations	(17)	(17)
Net income (loss)	$(37,476)	$4,852
Basic income (loss) per share:
Continuing operations	$(0.24)	$0.03
Discontinued operations	$—	$—
Net income (loss) - basic	$(0.24)	$0.03
Diluted income (loss) per share:
Continuing operations	$(0.24)	$0.03
Discontinued operations	$—	$—
Net income (loss) - diluted	$(0.24)	$0.03
Weighted average shares outstanding:
Basic	156,919,099	155,893,843
Diluted	156,919,099	216,029,455
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT/EQUITY (UNAUDITED)
For the Three Months Ended February 28, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2018	158,733,928	1,587	(608,000)	$(2,534)	$334,198	$(306,009)	$27,242
Net income/loss	—	—	—	—	—	(37,476)	(37,476)
Stock-based compensation	—	—	—	—	98	—	98
Retirement of common stock	(74,125)	—	—	—	—	—	—
Balance, February 28, 2019	158,659,803	$1,587	(608,000)	$(2,534)	$334,296	$(343,485)	$(10,136)
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended February 28,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(37,476)	$4,852
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20	21
Amortization of discount and deferred costs for 8.5% Convertible Notes	21	21
Amortization of discount and deferred costs for 5.0% Convertible Notes	294	273
Amortization of deferred costs for 8.5% Senior Secured Notes	121	63
Change in fair value of investment in deconsolidated subsidiaries	33,965	—
Stock-based compensation expense	98	49
Finance cost and fees withheld by borrower	—	243
Interest paid in kind on 8.5% Senior Secured Notes	779	—
Change in fair value of life settlements	(2)	(11,480)
Change in fair value of White Eagle Revolving Credit Facility	—	(1,624)
Interest income	(56)	(56)
Deferred tax liability	—	(2,332)
Change in assets and liabilities:
Prepaid expenses and other assets	193	(335)
Accounts payable and accrued expenses	(524)	879
Other liabilities	(654)	206
Current tax liability	—	(878)
Interest payable - 8.5% Convertible Notes	25	(25)
Interest payable - 5.0% Convertible Notes	(948)	(948)
Interest payable - 8.5% Senior Secured Notes	313	(8)
Net cash used in operating activities	(3,831)	(11,079)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(2)	—
Premiums paid on life settlements	(39)	(20,826)
Proceeds from maturity of life settlements	—	10,104
Net cash used in investing activities	(41)	(10,722)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	—	23,091
Repayment of borrowings under White Eagle Revolving Credit Facility	—	(1,763)
Proceeds from 8.5% Senior Secured Notes	6,476	—
Net cash provided by financing activities	6,476	21,328
Net increase (decrease) in cash and cash equivalents	2,604	(473)
Cash and cash equivalents, at beginning of the period	1,209	31,208
Cash and cash equivalents, at end of the period	$3,813	$30,735
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$2,072	$7,600
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2019

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

Emergent Capital, through its consolidated and deconsolidated subsidiaries, owns a portfolio of 584 life insurance policies, also referred to as life settlements, with a fair value of $495.9 million and an aggregate death benefit of approximately $2.8 billion at February 28, 2019. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 582 of these policies, with an aggregate death benefit of approximately $2.8 billion and a fair value of approximately $494.7 million at February 28, 2019, are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At February 28, 2019, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.2 million, were not pledged as collateral under the White Eagle Revolving Credit Facility.

Change in Financial Year End

On September 7, 2018, the Board of Directors of the Company (the "Board") adopted resolutions to change the Company’s fiscal year end, and therefore the Company and its direct and indirect subsidiaries changed their fiscal year ends, from December 31 to November 30, effective immediately. The Company filed a Transition Report on Form 10-KT in accordance with SEC rules and regulations for the fiscal period ended November 30, 2018, which covered transactions from January 1, 2018 to November 30, 2018. This Form 10Q covers the period beginning December 1, 2018 and ending February 28, 2019 compared to December 1, 2017 to February 28, 2018. As a result, the Form 10Q will not be comparable to the results filed for the first quarter of 2018 covering January 1, 2018 to March 31, 2018.

Voluntary Petitions for Relief Under Chapter 11 and De-consolidation of Subsidiaries

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington" or "Lamington Road DAC"), and White Eagle General Partner, LLC, the Company’s wholly-owned indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. The Lamington and WEGP filings are referred to as the "November Chapter 11 Cases."

The commencement of the November Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture (each as defined below). However, such defaults and events of default and their consequences were waived in advance of the November Chapter 11 Cases by holders of a majority of the outstanding principal amounts of each of the 8.5% Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture. The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV Corporation, the lender under the White Eagle Revolving Credit Facility ("LNV"), or CLMG Corp., the administrative agent under the White Eagle Revolving Credit Facility ("CLMG"), to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations. The effective period under the Standstill Agreement was extended several times, finally to December 13, 2018.

On December 13, 2018, White Eagle filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "White Eagle Chapter 11 Case" and, together with the November Chapter 11 Cases, the "Chapter 11 Cases"). The Company obtained waivers from the requisite holders of each of the 8.5% Senior Secured Notes and the New Convertible Notes with respect to the White Eagle Chapter 11 Case, similar to the waivers for the November Chapter 11 Cases, and believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred with respect to both the 8.5% Senior Secured Notes and the New Convertible Notes.

Lamington and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are excluded from the Company’s consolidated results for the period from November 14, 2018, the Petition Date. ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Road Bermuda which collectively are referred to herein as the ("Deconsolidated Entities") or the "Debtors". Therefore, our 2019 results are not comparable with our 2018 results. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value each reporting period. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP, collectively the "Plaintiffs", filed suit (the "Suit") against LNV Corporation ("LNV"), Silver Point Capital L.P. ("Silver Point") and GWG Holdings, Inc. ("GWG" and, with LNV and Silver Point, the "Defendants") in the Bankruptcy Court, where the Suit will be administered together with the Chapter 11 Cases. LNV, a subsidiary of Beal Bank ("Beal"), is the lender under the White Eagle Revolving the Credit Facility.

In the Suit, the Plaintiffs allege that the Defendants engaged in a scheme to coerce the Plaintiffs into selling their valuable portfolio of life insurance policies to defendants for well below its true value. Pursuant to the White Eagle Revolving Credit Facility, LNV agreed to lend $370 million to White Eagle, and in connection therewith received a 45% equity stake in White Eagle. That equity stake, and LNV’s significant control over White Eagle under the Credit Facility, creates a joint venture, and gives rise to fiduciary duties to White Eagle and Emergent, on the part of LNV. The Plaintiffs further allege that LNV has been engaged in a concerted campaign to "squeeze" White Eagle and Emergent by improperly restricting their cash flow, in the hopes that White Eagle and Emergent will have no choice but to sell the valuable policy portfolio to LNV or one of its proxies, including Silver Point and/or GWG, at below its true value.

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

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of the Deconsolidated Entities and Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the measurement alternative, which is measured at cost less impairment. The special purpose entity was to fulfill specific objectives. All significant intercompany balances and transactions except those related to Lamington after November 13, 2018 (see Note 4) have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility, as detailed herein. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 582 policies, with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $494.7 million which has been deconsolidated as of November 13, 2018, the date prior to the Petition Date.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended February 28, 2019 are not necessarily indicative of the results that may be expected for future periods or for the year ending November 30, 2019. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Transition Report on Form 10-KT for the fiscal year ended November 30, 2018.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $343.5 million as of February 28, 2019. Cash flows used in operating activities were $3.8 million for the three months ended February 28, 2019 and $41.2 million for the eleven months ended November 30, 2018. As of February 28, 2019, the Company had approximately $3.8 million of cash and cash equivalents and certificates of deposit of $503,000; of this amount, approximately $3.8 million is available to pay premiums on the two unencumbered policies of which such expenses will approximate $124,000 in 2019 and other overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of death benefits from life insurance policy maturities, strategic capital market raises, pledged policy sales (subject to certain asset sale restrictions by the Bankruptcy Court), obtaining financing needed to exit the bankruptcy process, the approval of the Bankruptcy Court to continue utilizing death benefits for payment of premiums and cash on hand. Management’s current plan is to exit the bankruptcy process with a financing arrangement that is viable to the Company and will allow it to pay overhead and other necessary expenses and to keep the policies in force.

As of the filing date of this Form 10-Q, we had approximately $2.8 million of cash and cash equivalents inclusive of certificates of deposit of $503,000. Our deconsolidated subsidiaries hold approximately $17.6 million in cash and cash equivalents which is restricted by the Bankruptcy Court. In considering our forecast for the next twelve months and the pending approval of the Debtors' Chapter 11 reorganization plan by the Bankruptcy Court, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet their financial needs and continue as a going concern. In considering the factors above, management plans to continue to operate our business and to seek Bankruptcy Court approval to continue to use cash collateral after the expiration of the initially approved twenty (20) week period.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Reorganization

On the Petition Date, Lamington and WEGP filed the November Chapter 11 Cases in the Bankruptcy Court. Once a reporting entity has filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code, its accounting and financial reporting fall under the scope of ASC 852-10, Reorganizations, which will serve as the foundation for accounting during bankruptcy. In accordance with ASC 852-10, transactions and events directly associated with the Chapter 11 Cases are required to be distinguished from the ongoing operations of the business. In addition, ASC 852-10 requires changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

Deconsolidation

Lamington's and its subsidiaries' (White Eagle and WEGP) filing reorganization of the Chapter 11 Cases was a reconsideration event for Emergent Capital to reevaluate whether consolidation of Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited) (the Deconsolidated Entities) continued to be appropriate. Under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

Related Party Relationship

Upon filing for Chapter 11 and the subsequent deconsolidation, transactions with Lamington are no longer eliminated in consolidation and are treated as related party transactions for Emergent Capital. See Note 5 "Condensed and Consolidated Financial Statements For Entities in Bankruptcy" for all transactions between Emergent Capital and Lamington.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the three months ended February 28, 2019 and 2018, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 9, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility, the valuation of equity awards and the valuation investment in deconsolidated entities.

(3) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. In December 2018, the Board released the amendments related to 1) sales taxes and other similar taxes collected from lessees that affect all lessors electing the accounting policy election; 2) lessor costs affecting all lessor entities that have lease contracts that either require lessees to pay lessor costs directly to a third party or require lessees to reimburse lessors for costs paid by lessors directly to third parties; and 3) recognition of variable payments for contracts with lease and nonlease components affecting all lessor entities with variable payments related to both lease and nonlease components. During the first quarter of 2019, the FASB issued targeted amendments to ASC 842 that affect how (1) financial institution lessors present lessee payments in their statements of cash flows and (2) lessors that are not manufacturers or dealers determine the fair value of the underlying asset. The FASB also clarified that companies transitioning to ASC 842 do not need to provide the interim transition disclosures required by ASC 250 (accounting changes and error corrections). All entities, including early adopters, must apply the amendments in this Update to all new and existing leases. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements. We do not expect that it will have a material impact.

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

In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements to Leases" (Topic 842) primarily to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. The amendments in this Update address stakeholders’ concerns about the requirement for lessors to separate components of a contract by providing lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. The amendments in this Update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820 among others: 1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy 2) The policy for timing of transfers between levels. The following disclosure requirements were part of the modifications in Topic 820:1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Lastly, the following disclosure requirements were added to Topic 820: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

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

(4) Deconsolidation of Subsidiaries

On the "Petition Date, Lamington States and WEGP filed the November Chapter 11 Cases in the Bankruptcy Court. Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. Lamington and WEGP will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) is a separate entity, and has not filed for bankruptcy relief and is continuing to operate in the ordinary course.

The Deconsolidated Entities' financial results are included in the Company’s consolidated results through November 13, 2018, the day prior the Petition Date. However, under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

At November 13, 2018, the pre-petition date, the Company valued its investment in Lamington to be $278.4 million, of which $127.3 million represents equity, $145.9 million represents promissory notes and interest receivable and $5.2 million represents other liabilities, which is equivalent to the Company's carrying value. This valuation was determined by performing a fair value calculation of the assets and liabilities of Lamington under ASC 820, Fair Value Measurement. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The Company calculated the fair value of the White Eagle Revolving Credit Facility using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insureds, the estimate of the amount that will be necessary to settle the debt under the White Eagle Revolving Credit Facility, and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. All other assets and liabilities were deemed equivalent to their carrying value as at the pre-petition date. See Note 15, "Fair Value Measurements," of the accompanying consolidated financial statements.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities was effective for calendar year-end public business entities in 2018. Under the new guidance, a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings. Lamington's main subsidiary, White Eagle, carries its life settlements policies and debt under the White Eagle Revolving Credit Facility at fair value, these valuations are based on inputs that are both significant to the fair value measurement and unobservable. As a result, the Company adopted ASU 2016-01 to value its investment in Lamington. The calculation was performed consistent with ASC 820 with changes in fair value recorded in current earnings.

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

As a result of the Chapter 11 Cases, consistent with ASC 321, Investments - Equity Securities, the Company subsequently, measured its investment in Lamington at fair value as of November 30, 2018. Further, the Company engaged a third party to perform a quantitative assessment to determine the value of its investment in Lamington. The valuation report showed the fair value of the Company's investment in Lamington to be $128.8 million, which was $149.6 million lower than its pre-petition value. As a result, the Company recognized a reduction in its investment in Lamington at November 30, 2018. The Company further evaluated its investment at February 28, 2019 and recognized a reduction of approximately $34.0 million, which amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with losses incurred by Lamington for the three months ended February 28, 2019. The fair value of $95.5 million has inherent estimates including, but not limited to, when the Debtors will emerge from bankruptcy, the estimated discount rate, the value of the debt under the White Eagle Revolving Credit Facility, and other factors inherent in the valuation process.

The fair value of the investment in Lamington is calculated as follows:

Investment in Lamington at December 1, 2018	$128,795
Increase in basis investment (see below)	711
Less: Change in fair value	(33,965)
Investment in Lamington at February 28, 2019	$95,541

The table below summarizes the composition of the Company's investment in the deconsolidated entities at February 28, 2019:

		Increase/Decrease in Basis	Change in Fair Value
	November 30, 2018	Three Months Ended February 28, 2019		February 28, 2019
Equity investment	$66,251	$—	$(33,965)	$32,286
Promissory notes	56,596	—	—	56,596
Other liabilities	5,948	711	—	6,659
Total investment	$128,795	$711	$(33,965)	$95,541

(5) Condensed and Consolidated Financial Statements for Entities in Bankruptcy

Condensed consolidated financial information for Lamington Road DAC is set forth below, presented at historical cost basis

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements Balance Sheet

	February 28, 2019	November 30, 2018*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$21,742	$33,719
Prepaid expenses and other assets	833	68
Investment in life settlements, at estimated fair value	494,732	505,235
Receivable for maturity of life settlements	36,754	27,700
Total assets	$554,061	$566,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	2,702	1,410
Other liabilities (subject to compromise)*	7,181	5,997
Revolving Credit Facility debt, at estimated fair value	365,499	346,671
Promissory notes payable (subject to compromise)*	146,393	137,813
Promissory notes interest payable (subject to compromise)*	—	8,580
Total liabilities	521,775	500,471

Share Capital (1 share of $1 authorized and issued)	—	—
Additional paid in capital	60,602	60,602
Accumulated deficit/retained earnings	(28,316)	5,649
Total stockholders' equity	32,286	66,251

Total liabilities and stockholders' equity	$554,061	$566,722

*Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts different from those recorded in the condensed consolidated balance sheet.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Operations

	For the Three Months Ended February 28,
	2019	2018
Change in Fair Value of Life Settlements (Notes 11 & 15)	$(12,750)	$11,481
Other Income	234	83
Total income	(12,516)	11,564

Interest expense	2,400	5,187
Interest expense - affiliate	—	2,375
Change in fair value of White Eagle Revolving Credit Facility (Notes 11 & 15)	14,608	(1,624)
Participation Interest - Revolving Credit Facility	—	340
Reorganization cost	1,901	—
Legal fees	587	427
Professional fees	428	475
Administrative service fees - affiliate	1,427	1,059
Other general and administrative expenses	98	101
Total expenses	21,449	8,340
Income taxes	—	—
(Loss) income	$(33,965)	$3,224

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Cash Flows

	For the Three Months Ended February 28,
	2019	2018

Net cash used in operating activities	$(4,951)	$(6,540)
Cash flows from investing activities
Premiums paid on life settlements	(25,247)	(20,794)
Proceeds from maturity of life settlements	14,000	10,104
Net cash used in investing activities	$(11,247)	$(10,690)
Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	—	(1,763)
Borrowings from White Eagle Revolving Credit Facility	4,221	23,091
Net cash provided by financing activities	$4,221	$21,328
Net increase/(decrease) in cash and cash equivalents	(11,977)	4,098
Cash and cash equivalents, at beginning of the period	33,719	12,129
Cash and cash equivalents, at end of the period	$21,742	$16,227
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$2,400	$5,187

Related Party Transactions

Certain related party transactions had been eliminated in consolidation. Due to the deconsolidation of Lamington, transactions after November 13, 2018 are no longer eliminated. The below is a description of related party transactions for the period.

Administrative Services Fees

In 2014, White Eagle entered into an Administrative Service Agreement with Imperial Finance and Trading ("IFT"). Under the agreement, IFT will perform certain non-discretionary, administrative or ministerial services to assist with certain reporting, compliance and document retention duties and obligations arising under or in connection with the Amended and Restated Loan and Securities Agreement. IFT shall recover all cost incurred in performing these services, with billings quarterly or annually. Bills will be based on actual cost or an appropriate allocation methodology. White Eagle incurred administrative service expenses of approximately $1.4 million and $1.1 million during the three months ended February 28, 2019 and 2018, respectively, amounts for 2018 were eliminated in consolidation. Amounts due from White Eagle resulting from the administrative services during three months ended February 28, 2019 are included in investment in deconsolidated subsidiaries and amounts payable to IFT are included in other liabilities on the Lamington Road DAC consolidated balance sheet totaling $7.2 million, net of repayments.

Promissory Notes Receivable

Effective May 16, 2014, Lamington entered into a 10 year, $59.3 million unsecured Promissory Note ("the 8.5% Promissory Note") with its parent company, Markley Asset Portfolio, LLC ("Markley"). The amount was used by Lamington as the partial purchase price of Markley’s interest in White Eagle. The annual interest rate on the Promissory Note is 8.5% and is due to be paid at the end of each calendar year; provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of February 28, 2019 the outstanding principal balance was $87.1 million, which includes $27.7 million in capitalized interest. Total interest expense related to the Promissory Note was $0 and $1.7 million for the three months ended February 28, 2019 and 2018, respectively. The entire remaining principal balance of the Promissory Note shall be due and payable, together with all accrued but unpaid interest, on May 16, 2024. No principal payments are due prior to the maturity date.

Effective July 28, 2017, Lamington issued an unsecured Promissory Note to Markley, in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy Profit Participation Notes issued by Markley to Lamington (the "Special Dividend Note"). The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0% provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of February 28, 2019 the outstanding principal balance was $60.6 million, which includes $3.6 million in capitalized interest. Total interest expense related to the Special Dividend Note was $0 and $718,000 for the three months ended February 28, 2019 and 2018 respectively. The entire remaining principal balance of the Special Dividend Note shall be due and payable, together with all accrued but unpaid interest, on July 28, 2027. No principal payments are due prior to the maturity date. Approximately $570,000 was paid as interest for the three month period ended February 28, 2018. There was no payment for the three months ended February 28, 2019.

At February 28, 2019, the notes were fair valued in accordance with ASC 820 with a carrying value of approximately $56.6 million consistent with its value at November 30, 2018 and were included in the remaining investment in deconsolidated subsidiaries and not separately presented on the face of the consolidated balance sheet. At February 28, 2019 and 2018, the combined face value of the notes was $147.6 million and $137.8 million, respectively. The Company has stopped accruing interest on these notes effective December 1, 2018.

(6) Consolidation of Variable Interest Entities

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of February 28, 2019 and November 30, 2018, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Not Primary Beneficiary
	Non-consolidated VIE
	Total Assets	Maximum Exposure To Loss
February 28, 2019	$2,384	$2,384
November 30, 2018	$2,384	$2,384

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheet as of each of February 28, 2019 and November 30, 2018.

(7) Earnings Per Share

As of February 28, 2019 and 2018, there were 158,659,803 and 158,475,399 shares of common stock issued, respectively, and 158,051,803 and 157,867,399 shares of common stock outstanding, respectively. Outstanding shares as of February 28, 2019 and 2018 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months ended February 28, 2019 and 2018 (in thousands except per share data).

	For the Three Months Ended February 28,
	2019(1)	2018(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(37,459)	$4,869
Net income (loss) from discontinued operations	(17)	(17)
Numerator for basic EPS - net income (loss) attributable to common stockholders	$(37,476)	$4,852
Add back convertible notes interest	—	824
Numerator for diluted earnings per share - net income (loss) attributable to common stockholders	$(37,476)	$5,676
Basic income (loss) per common share:
Basic income (loss) from continuing operations	$(0.24)	$0.03
Basic income (loss) from discontinued operations	—	—
Basic income (loss) per share available to common shareholders	$(0.24)	$0.03
Diluted income (loss) per common share:
Diluted income (loss) from continuing operations	$(0.24)	$0.03
Diluted income (loss) from discontinued operations	—	—
Diluted income (loss) per share available to common shareholders	$(0.24)	$0.03
Denominator:
Basic	156,919,099	155,893,843
Diluted	156,919,099	216,029,455

(1)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights, 1,150,000 shares of restricted stock, 44,500,000 shares of common stock underlying warrants, and up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights and 2,000,000 shares of common stock underlying warrants, as the effect of their inclusion would have been anti-dilutive.

(8) Stock-based Compensation

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

Options

As of November 30, 2018, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during the three months ended February 28, 2019 and 2018, respectively.

As of February 28, 2019, options to purchase 85,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the three months ended February 28, 2019:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance, December 1, 2018	85,000	$6.94	0.72	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	—	$—	—
Options expired	—	—	—
Options outstanding, February 28, 2019	85,000	$6.94	0.47	$—
Exercisable at February 28, 2019	85,000	$6.94	0.47
Unvested at February 28, 2019	—	—	—	$—

As of February 28, 2019, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred stock-based compensation expense of approximately $98,000 and $49,000 relating to restricted stock granted to the board and certain employees during the three months ended February 28, 2019 and 2018, respectively.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which were subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. Approximately 46,000 and 60,000 shares of restricted stock were vested and forfeited, respectively, since issuance and 74,000 and 20,000 were vested and forfeited, respectively, during the eleven months ended November 30, 2018 with 0 unvested at February 28, 2019. The Company incurred stock-based compensation income due to forfeitures of approximately $0 and $91,000 related to these 200,000 shares of restricted stock during the three months ended February 28, 2019 and 2018 respectively.

During the year ended December 31, 2017, the Company granted 51,132 shares of restricted stock to its directors under the Omnibus Plan, which were subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $17,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 51,132 shares of restricted stock of approximately $0 during the three months ended February 28, 2019 and 2018. Approximately 42,610 shares of restricted stock vested during the year ended December 31, 2017, with 8,522 vested during the eleven months November 30, 2018.
During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 750,000 shares of restricted stock vested during the eleven months ended November 30, 2018 and 250,000 during the three months ended February 28, 2019 with 1,000,000 unvested at February 28, 2019. The Company incurred stock-based compensation expense of approximately $92,000 and $141,000 related to these 2,000,000 shares of restricted stock during the three months ended February 28, 2019 and 2018, respectively.

During the eleven months November 30, 2018, the Company granted 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a two and three year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $6,000 and $0 related to these 150,000 shares of restricted stock during the three months ended February 28, 2019 and 2018, respectively. All 150,000 shares remained unvested at February 28, 2019.

The following table presents the activity of the Company’s unvested shares of restricted stock for the three months ended February 28, 2019:

Common Unvested Shares	Number of Shares
Outstanding Balance, December 1, 2018	1,400,000
Granted	—
Vested	(250,000)
Forfeited	—
Outstanding February 28, 2019	1,150,000

The aggregate intrinsic value of the awards of 150,000 and 1,000,000 shares is $34,000 and $267,000, respectively and the remaining weighted average life of these awards is 1.38 years and 0.72 years respectively as of February 28, 2019. As of February 28, 2019, a total of $302,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the eleven months November 30, 2018, the Company issued 100,000 SARs to the sole non-employee member of the ad hoc Capital Structure Committee of the Board, which will expire 10 years after the date the SARs were granted. The SARs will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee and had a fair value of $9,000 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The 100,000 SARs vested during the eleven months November 30, 2018 and remains unexcercised at February 28, 2019.

(9) Discontinued Operations

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended February 28,
	2019	2018
Total income	$—	$—
Total expenses	17	17
Income (loss) before income taxes	(17)	(17)
(Benefit) provision for income taxes	—	—
Net income (loss) from discontinued operations, net of income taxes	$(17)	$(17)

(10) Life Settlements (Life Insurance Policies)

The Company accounts for policies it acquires using the fair value method in accordance with ASC 325-30-50 Investments-Other-Investment in Insurance Contracts. Under the fair value method, the Company recognizes the initial investment at the purchase price. For policies that were relinquished in satisfaction of premium finance loans at maturity, the initial investment is the loan carrying value. For policies purchased in the secondary or tertiary markets, the initial investment is the amount of cash outlay at the time of purchase. At each reporting period, the Company re-measures the investment at fair value in its entirety and recognizes changes in the consolidated statements of operations in the periods in which the changes occur.
As of February 28, 2019 and November 30, 2018, the Company through its consolidated and deconsolidated subsidiary companies owned 584 and 588 policies, respectively, with an aggregate estimated fair value of life settlements of $495.9 million and $506.4 million, respectively. 582 of these policies with a fair value of approximately $493.6 million at February 28, 2019 are held by White Eagle whose results have been deconsolidated from the Company's results at November 30, 2018 and are pledged under the $370.0 million, White Eagle Revolving Credit Agreement. See Note 4, "Deconsolidation of Subsidiaries" and Note 5, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy," to the accompanying consolidated financial statements for further information. Two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.2 million were not pledged as collateral under the White Eagle Revolving Credit Facility and are included in the Company's Consolidated financial statements.

The following describes the Company’s life settlements as of February 28, 2019 (dollars in thousands):
Policies Pledged Under White Eagle Revolving Credit Facility and Deconsolidated

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by White Eagle at February 28, 2019 was 8.8 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	4	$19,263	$23,213
1 - 2	22	59,864	86,746
2 - 3	22	36,313	66,424
3 - 4	37	66,279	158,247
4 - 5	44	75,639	216,350
Thereafter	453	237,373	2,202,270
Total	582	$494,731	$2,753,250
*Based on remaining life expectancy at February 28, 2019, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 15, "Fair Value Measurements" of the accompanying consolidated financial statements.

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

During the three months ended February 28, 2019 and 2018, the Company experienced maturities of 4 and 4 life insurance policies, respectively, with face amounts totaling $23.0 million and $22.7 million, respectively, resulting in a net gain of approximately $15.7 million and $14.1 million, respectively.

The below is an analysis of policy maturities for the three months ended February 28, 2019 and 2018.

	Three Months Ended February 28,
	2019	2018
Face value	$23,000	$22,700

Cost*	5,635	6,442
Accumulated Change in Fair Value*	1,673	2,130
Carrying Value	7,308	8,572

Gain on Maturities	$15,692	$14,128

Number of Policies	4	4

* Cost includes purchase price and premiums paid into the policy to date of maturity. Accumulated change in fair value is impacted by changes in discount rate, updated life expectancy estimates on the life insurance policy and cost of insurance increase.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of February 28, 2019, are as follows (in thousands):

Remainder of 2019	77,585
2020	108,567
2021	110,681
2022	109,583
2023	106,968
Thereafter	1,027,569
$1,540,953

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

Policies Not Pledged
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at February 28, 2019 was 12.0 years.

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	—	—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,213	12,000
Total	2	$1,213	$12,000
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at November 30, 2018 was 12.2 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	$—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,172	12,000
Total	$2	$1,172	$12,000

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of February 28, 2019, are as follows (in thousands):

Remainder of 2019	124
2020	190
2021	220
2022	252
2023	283
Thereafter	4,952
$6,021
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

(11) White Eagle Revolving Credit Facility

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

On December 29, 2016, White Eagle entered into a Second Amendment to the Amended and Restated Loan and Security Agreement ("White Eagle Second Amendment") and on January 31, 2017, as required by the terms of the White Eagle Second Amendment, White Eagle executed the Second Amended and Restated Loan and Security Agreement, dated January 31, 2017, which consolidated into a single document the amendments evidenced by the White Eagle Amendment (as defined below) and all previous amendments.

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

General and Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 582 life insurance policies with an aggregate death benefit of approximately $2.8 billion and an estimated fair value of approximately $494.7 million are pledged as collateral under the White Eagle Revolving Credit Facility at February 28, 2019. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

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

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). As of February 28, 2019, the cash interest coverage ratio was 3.74:1 and the loan to value ratio was 83%, as calculated using the lenders' valuation most recent valuation dated October 31, 2018. The lender ceased provided its valuation to the Company subsequent to October 31, 2018.

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $44.4 million 8.5% Senior Secured Notes due July 15, 2021 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), the $75.8 million 5% Convertible Notes due February 15, 2023 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), and the $1.2 million 8.5% Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 12, "8.50% Senior Unsecured Convertible Notes", Note 13, "5.0% Senior Unsecured Convertible Notes" and Note 14, "8.5% Senior Secured Notes", to the accompanying consolidated financial statements for further information.

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

Due to the White Eagle Chapter 11 Case, there was no waterfall distribution for the three month period ended February 28, 2019.

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

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed from the collection account in accordance with the budget approved by the Bankruptcy court (in thousands):

Collection account balance at December 1, 2018	$28,059
Face value collected in current quarter	14,000
Other collections in current quarter*	2,563
$44,622
Expenses paid from the collection account Post-Petition
Premiums	$(22,880)
Lender's Interest	(2,400)
White Eagle Credit Facility expenses	(2,779)
Total payment	$(28,059)

Collection account balance at February 28, 2019	$16,563

*Includes refund of premiums and interest earned on maturity proceeds

For the three month period ended February 28, 2018 approximately $7.8 million of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Three Months Ended February 28, 2018
Clause	Amount	Use of Proceeds
First:	$84	Custodian and Securities Intermediary
Second:	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	Administrative Agent - Protective Advances
Fourth:	10	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	5,187	Administrative Agent - Accrued and Unpaid Interest
Sixth:	1,763	Administrative Agent - Required Amortization
Seventh:	—	Administrative Agent - Amortization Shortfall
Eighth:	340	Administrative Agent - Participation Interest
Ninth:	—	Reserved - $0
Tenth:	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	416	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$7,800

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the amendment to the White Eagle Revolving Credit Facility on November 9, 2015 (the "White Eagle Amendment"), ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the three months ended February 28, 2019 and 2018, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended February 28,
	2019	2018

Amount drawn for premium payments	$4,221	$22,694
Amount drawn in fees to service providers	—	640
Total amount drawn	$4,221	$23,334

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 31, 2018, the LIBOR floor increased from 2.11% to 3.01%. The effective rate at February 28, 2019 and 2018 was 9.51% and 6.61%, respectively. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six and a half percent (6.5%).

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Total interest expense on the facility during the three months ended February 28, 2019 and 2018 paid from maturity proceeds or paid directly by White Eagle was as follows (in thousands):

	Three Months Ended February 28,
	2019	2018
Interest paid through waterfall	$—	$5,187
Interest paid by White Eagle	—	—
Participation interest paid through waterfall	—	340
Interest paid from collection account	2,400	—
Total interest expense	$2,400	$5,527

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also includes cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no cash interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of February 28, 2019, the cash interest coverage ratio was 3.74:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

Voluntary Petitions for Relief Under Chapter 11

On the Petition Date Lamington and WEGP filed the November Chapter 11 Cases in the Bankruptcy Court. Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. The Lamington and WEGP filings are referred to as the "November Chapter 11 Cases."

The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts or CLMG to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations. The effective period under the Standstill Agreement was extended several times, finally to December 13, 2018.

On December 13, 2018, White Eagle filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 case is being administered under case number 18-12808 the "White Eagle Chapter 11 Case" and, together with the November Chapter 11
Cases, the "Chapter 11 Cases").

The commencement of the White Eagle Chapter 11 Case would constitute a default and event of default under the terms of the Amended and Restated Senior Note Indenture relating to the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture. However, such defaults and events of default and their consequences were waived in advance of the White Eagle Chapter 11 Case by holders of all of the outstanding principal amount of the 8.5% Senior Secured Notes and by holders of a majority of the outstanding principal amount of the outstanding New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Company’s Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture.

The commencement of the White Eagle Chapter 11 Case, together with the related Chapter 11 Cases, constitutes an event of default under the White Eagle’s Revolving credit facility (the "Credit Facility"), resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV to enforce repayment by White Eagle and/or such pledges by Lamington and WEGP of their respective interests in White

Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. The previously announced Standstill Agreement among White Eagle, LNV and CLMG expired prior to the filing of the White Eagle Chapter 11 Case.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP (collectively the Plaintiffs filed the Suit against LNV , Silver Point and GWG the "Defendants") in the United States Bankruptcy Court for the District of Delaware (the "Court"), where the Suit will be administered together with the previously filed and announced petitions for relief under Chapter 11 of the United States Bankruptcy Code of White Eagle, Lamington and WEGP (the "Chapter 11 Cases" and White Eagle, Lamington and WEGP, the "Debtors"). LNV, a subsidiary of Beal Bank ("Beal"), is the lender under the White Eagle Revolving credit facility (the "Credit Facility").

In the Suit, the Plaintiffs allege that the Defendants engaged in a scheme to coerce the Plaintiffs into selling their valuable portfolio of life insurance policies to defendants for well below its true value. Pursuant to the White Eagle Revolving Credit Facility, LNV agreed to lend $370 million to White Eagle, and in connection therewith received a 45% equity stake in White Eagle. That equity stake, and LNV’s significant control over White Eagle under the White Eagle Revolving Credit Facility, creates a joint venture, and gives rise to fiduciary duties to White Eagle and Emergent, on the part of LNV. The Plaintiffs further allege that LNV has been engaged in a concerted campaign to "squeeze" White Eagle and Emergent by improperly restricting their cash flow, in the hopes that White Eagle and Emergent will have no choice but to sell the valuable policy portfolio to LNV or one of its proxies, including Silver Point and/or GWG, at below its true value.

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

Deconsolidation of Subsidiaries

Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Road Bermuda (which collectively are referred to herein as the "Deconsolidated Entities). Therefore, our 2019 results are not comparable with 2018, the post-petition results are not included in our consolidated results for the three months ended February 28, 2019. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

In addition, ASC 852, Reorganization allows consolidated financial statements that include one or more entities in reorganization proceedings and one or more entities not in reorganization proceedings shall include condensed consolidated financial statements of the entities in reorganization proceedings.

See Note 5, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy," to the accompanying consolidated financial statements for further information.

At February 28, 2019, the fair value of the outstanding debt was $365.5 million with approximately $368.0 million of outstanding principal.

There are no scheduled repayments of principal prior to maturity although payments are due upon the next distribution date following the receipt of death benefits and distributed pursuant to the waterfall as described above. At February 28, 2019, approximately $16.6 million included in cash of the deconsolidated subsidiaries was on account with White Eagle. With the White Eagle Chapter 11 Case, the Bankruptcy Court authorized the Debtors to use the proceeds of the cash collateral for a period of twenty (20) weeks (the "Cash Collateral"). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Bankruptcy Court.

(12) 8.50% Senior Unsecured Convertible Notes

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

The Company performed an assessment of the modification of the Convertible Notes under ASC 470, Debt, and determined the transaction is a troubled debt restructuring. The Company did not recognize any gain as a result of the restructuring, therefore, approximately $7.7 million was reclassified to the New Convertible Notes, including $6.7 million and $1.0 million related to debt discount and origination cost, respectively. See Note 13 "5.0% Senior Unsecured Convertible Notes" for a description of the changes in terms of the Convertible Notes.

On February 20, 2019, the Company received written notice from U.S. Bank, National Association, the trustee under New Convertible Note Indenture, that the Company was in default (the "Event of Default") under the New Convertible Note Indenture for failure to pay the principal amount and accrued interest due upon maturity on February 15, 2019 of Convertible Notes due 2019 (the "Convertible Notes"). The outstanding principal amount of the Convertible Notes was $1.2 million and accrued interest thereon was approximately $63,000 as of February 28, 2019.

The Event of Default, which caused an automatic acceleration of the outstanding principal and accrued interest, had no practical effect on the Company, as such amounts were already due and payable. The Event of Default did not result in a cross-default under other debt agreements or arrangements of the Company. The total amount of $1.2 million due, consisting of principal and accrued interest, will accrue interest at 8.5% per annum (the original interest rate of the Convertible Notes) until payment thereof is made.

As of February 28, 2019, the carrying value of the Convertible Notes was $1.2 million.

During the three months ended February 28, 2019, the Company recorded $46,000 of interest expense on the Convertible Notes, including $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, compared to interest expense of $46,000 during the three months ended February 28, 2018, which included $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively.

(13) 5.0% Senior Unsecured Convertible Notes

On July 26, 2017, the Company’s Convertible Note Exchange Offer expired. Holders of at least 98% of the Convertible Notes tendered in the Convertible Note Exchange Offer.

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to the "New Convertible Note Indenture. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provide, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

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

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018, the November Chapter 11 Cases were filed, and on December 13, 2018, the White Eagle
Chapter 11 Case was filed. The commencement of the Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture. However, such defaults and events of default and their consequences were waived by holders of a majority of the outstanding principal amounts of each of the 8.5% Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Company’s Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture.

As of February 28, 2019, the carrying value of the New Convertible Notes was $70.0 million, net of unamortized debt discounts and origination costs of $5.1 million and $748,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months ended February 28, 2019, the Company recorded $1.2 million of interest expense on the New Convertible Notes, including $948,000, $256,000 and $38,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $1.2 million during the three months ended February 28, 2018, which included $948,000, $238,000 and $35,000 from interest, amortizing debt discounts and origination costs, respectively.

(14) 8.5% Senior Secured Notes

In connection with the Transaction Closing, the Company and the Senior Secured Note Trustee entered into an Amended and Restated Senior Secured Note Indenture to amend and restate the Senior Secured Indenture between the Company (as amended and restated, the “Amended and Restated Senior Note Indenture") and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "8.5% Senior Secured Notes") in an aggregate amount of $30.0 million. The Amended and Restated Senior Secured Indenture allows for an aggregate of $40.0 million of 8.5% Senior Secured Notes to be issued thereunder. On August 11, 2017 and August 14, 2017 the Company issued an additional $3.5 million and $1.5 million of 8.5% Senior Secured Notes which resulted in total notes issued of $44.4 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017. Certain holders of the Company's securities that are party to Board Designation Agreements (as discussed below), purchased approximately $24.5 million of the 8.5% Senior Secured Notes that were issued in exchange for 15% Senior Secured Notes during the year ended December 31, 2017.

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

On January 10, 2018, the Company commenced the process of appointing a liquidator to liquidate Blue Heron. The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months, and liquidation was still pending at February 28, 2019. Blue Heron is an inactive subsidiary of the Company. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"),entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement Pledge and Security Agreement, dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

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

On December 10, 2018, the Company and Wilmington Trust, National Association, as indenture trustee, entered into a Second Supplemental Indenture (the "Second Supplemental Indenture") which amended the Amended and Restated Indenture, dated as of July 28, 2017, as amended by the First Supplemental Indenture dated as of January 10, 2018 (as so amended, the "Indenture"), relating to the Company’s 8.5% Senior Secured Notes due July 15, 2021 (the "8.5% Senior Secured Notes"). The Second Supplemental Indenture (i) increased the aggregate principal amount of Notes permitted to be issued under the Indenture from $40 million to $70 million and (ii) provided for interest on the Notes to be paid in kind, such that the principal amount of the relevant holder’s note is increased by the amount of interest, in lieu of cash payment ("PIK"). The Company may elect to pay PIK interest instead of cash interest for any Interest Period (as defined in the Indenture) to holders of Notes who consented to accept PIK interest. Each holder of outstanding Notes made an election with respect to some or all of the outstanding principal amount of such holder’s Notes as to whether or not to accept PIK interest whenever the Company elects to pay interest in PIK in lieu of cash. Any new holder of Notes, other than a transferee who is an affiliate of a transferring holder that did not elect to accept PIK interest, will be deemed to have elected to accept PIK interest. A holder receiving PIK interest shall also automatically receive, for each applicable Interest Period, an amount equal to 3.0% per annum of additional interest on the principal amount of such holder’s Notes for which the holder elected to accept PIK interest. Holders receiving PIK is approximately $26.8 million with approximately $8.2 million electing to be paid by cash.

On December 15, 2018, the Company issued an additional $779,000 in additional 8.5% Senior Secured Notes in lieu of a cash payment of interest to the relevant holders of the notes.

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

On December 28, 2018, the Company received a commitment letter (the "Commitment Letter") from Ironsides Partners LLC, an entity affiliated with Robert Knapp, a member of the Board, for an aggregate investment, at the Company’s election, of up to $2.0 million principal amount of 8.5% Senior Secured Notes for an aggregate purchase price of up to $1.5 million no later than January 31, 2019. The Commitment Letter contains certain conditions precedent to Ironsides’ obligations to purchase such 8.5% Senior Secured Notes. On January 30, 2019, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Ironsides Partners Special Situations Master Fund III L.P. (the "Investor"), which is affiliated with Robert Knapp, a member of the Company’s Board of Directors. Pursuant to the Note Purchase Agreement, the Investor purchased from the Company $2.0 million principal amount of the Company’s 8.5% Senior Secured Notes for a purchase price of $1.5 million.

On February 11, 2019, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Brennan Opportunities Fund I LP (the "Investor"), which is affiliated with Patrick T. Brennan, a member of the Company’s Board of

Directors. Pursuant to the Subscription Agreement, the Investor purchased from the Company $967,000 principal amount of the Company’s 8.5% Senior Secured Notes (the "Senior Notes") for a purchase price of $725,000. The transaction was consummated on February 14, 2019.

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018, the November Chapter 11 Cases were filed, and on December 13, 2018, the White Eagle
Chapter 11 Case was filed. The commencement of the Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture. However, such defaults and events of default and their consequences were waived by holders of a majority of the outstanding principal amounts of each of the 8.5%Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Company’s Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture.

At February 28, 2019, the outstanding principal of the 8.5% Senior Secured Notes was $44.4 million with a carrying value of $41.5 million, net of discount and unamortized debt issuance cost of $2.1 million and $768,000, respectively.
During the three months ended February 28, 2019, the Company recorded approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest expense, $82,000 of closing costs, $61,000 of amortizing debt issuance costs and $60,000 of amortizing of debt discount, respectively, compared to approximately $807,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended February 28, 2018, which includes $744,000 of interest and $63,000 of amortizing debt issuance costs, respectively.

(15) Fair Value Measurements

The Company and its deconsolidated subsidiaries carries life settlements and debt under the White Eagle Revolving Credit Facility at fair value as shown in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of February 28, 2019, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements - Deconsolidated	$—	$—	$494,732	$494,732
Investment in life settlements - Consolidated	—	—	1,213	1,213
	$—	$—	$495,945	$495,945

Investment in deconsolidated subsidiaries	$—	$—	$95,541	$95,541

The balances of the Company’s liabilities measured at fair value on a recurring basis as of February 28, 2019 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility - Deconsolidated	$—	$—	$365,499	$365,499
	$—	$—	$365,499	$365,499

The balances of the Company’s assets measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements - Deconsolidated	$—	$—	$505,235	$505,235
Investment in life settlements - Consolidated	—	—	1,172	1,172
	$—	$—	$506,407	$506,407

Investment in deconsolidated subsidiaries	$—	$—	$128,795	$128,795

The balances of the Company’s liabilities measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility - Deconsolidated	$—	$—	$346,670	$346,670
	$—	$—	$346,670	$346,670

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements - Deconsolidated
	Fair Value at 2/28/19	Aggregate death benefit at 02/28/19	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed - Deconsolidated	$91,996	$287,776	Discounted cash flow	Discount rate	12.25%	-	13.25%
				Life expectancy evaluation	(5.5 years)
Premium financed - Deconsolidated	$402,736	$2,465,474	Discounted cash flow	Discount rate	12.25%	-	19.25%
				Life expectancy evaluation	(9.1 years)
Life settlements - Deconsolidated	$494,732	$2,753,250	Discounted cash flow	Discount rate	13.41%
				Life expectancy evaluation	(8.8 years)
Premium financed - Consolidated	$1,213	$12,000	Discounted cash flow	Discount rate	13.25%	-	14.75%
				Life expectancy evaluation	(12.0 years)
Life settlements	$495,945	$2,765,250	Discounted cash flow	Discount rate	13.41%
				Life expectancy evaluation	(8.8 years)
Investment in deconsolidated subsidiaries	95,541	$—	Discounted cash flow	Discount rate	22.50%
				Payoff amount and timeframe
White Eagle Revolving Credit Facility - Deconsolidated	$365,499	$2,753,250	Discounted cash flow	Discount rate	23.27%
				Life expectancy evaluation	(8.8 years)

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

To account for the impact of the revisions by 21st Services and based off of market responses to the methodology change, the Company decided to lengthen the life expectancies furnished by 21st Services by 9% during the eleven months ended November 30, 2018. The resulting impact was approximately $124.0 million reduction in the fair value of its life settlements.

Further, the Company has decide to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. The Company's decision was based on a series of events leading up to the announcement on October 29, 2018, which includes AVS' inability to furnish timely reports to allow the Company to blend the results to facilitate timely quarterly reporting. Market participants have expressed concerns regarding their inability to connect the new AVS model to past model. During the eleven months ended November 30, 2018, the Company discontinued its blending approach. The resulting impact was approximately $23.1 million reduction in the fair value of its life settlements.

Moving forward, the Company will procure its life expectancy report from 21st Services on a periodic basis and expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. The amount of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured. As of February 28, 2019, the Company received 95 updated life expectancies reports from 21st Services. These life expectancies reported an average lengthening of life expectancy of 27.6% based on this sample.

Future changes in the life expectancies could have a material adverse effect on the fair value of the Company’s life settlements, which could have a material adverse effect on its business, financial condition and results of operations.

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value as of February 28, 2019 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment - Deconsolidated	Value	Change in Value
+6	$420,887	$(73,845)
-	$494,732	$—
-6	$575,523	$80,791

Life Expectancy Months Adjustment - Consolidated	Value	Change in Value
+6	$1,014	$(199)
-	$1,213	$—
-6	$1,421	$208

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at February 28, 2019, the Company determined that the weighted average discount rate calculated based on death benefit was 13.41% compared to 13.42% at November 30, 2018.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At February 28, 2019, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of February 28, 2019:

Carrier - Deconsolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	18.2%	21.1%	A1	AA-
Lincoln National Life Insurance Company	23.2%	19.9%	A1	AA-

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100%	100%	Aa3	AA-

Estimated risk premium

As of February 28, 2019, the life settlement portfolio includes 582 policies held by the deconsolidated subsidiaries with an estimated fair value of $494.7 million and 2 policies held by Emergent with an estimated fair value of $1.2 million totaling 584 policies. Of these 584 policies, 512 were previously premium financed and are valued using discount rates that range from 12.25% to 19.25%. The remaining 72 policies, which are non-premium financed, are valued using discount rates that range from 12.25% to 13.25%. As of February 28, 2019, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 13.41%.

Market interest rate sensitivity analysis

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate was increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of February 28, 2019 would be as follows (dollars in thousands):

Weighted Average Rate Calculated Based on Death Benefit - Deconsolidated	Rate Adjustment	Value	Change in Value
12.91%	-0.50%	$507,495	$12,763
13.41%	—	$494,732	$—
13.91%	+0.50%	$482,522	$(12,210)

Weighted Average Rate Calculated Based on Death Benefit - Consolidated	Rate Adjustment	Value	Change in Value
14.00%	(0.50)%	$1,269	$56
14.50%	—	$1,213	$—
15.00%	0.50%	$1,161	$(52)

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

White Eagle Revolving Credit Facility— As of February 28, 2019, 582 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 11, "White Eagle Revolving Credit Facility," proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

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

The Company elected to account for the debt under the White Eagle Revolving Credit Facility in accordance with ASC 820, which includes the 45% interest in policy proceeds payable to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the White Eagle Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value calculation at February 28, 2019, incorporates expected cash flows as approved by the Bankruptcy Court as documented above.

To account for the impact of the revisions to the mortality tables and based off of market responses to the methodology change, White Eagle decided to lengthen the life expectancies furnished by 21st Services by 9% during the eleven months ended November 30, 2018. The resulting impact was a positive change in the fair value of the White Eagle Revolving Credit Facility of approximately $66.7 million.

Discount rate of the White Eagle Revolving Credit Facility

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and the Company’s estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of February 28, 2019 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
22.77%	-0.50%	$366,723	$1,224
23.27%	—	$365,499	$—
23.77%	+0.50%	$364,284	$(1,215)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

At February 28, 2019, the fair value of the debt was $365.5 million and the outstanding principal was approximately $368.0 million.

Investment in deconsolidated subsidiaries - As previously discussed in Note 4, upon the deconsolidation of Lamington, an investment was recorded for $278.4 million which represented the fair value of the Company's investment in Lamington at November 13, 2018. The amount was equivalent to the carrying value of Lamington's net assets. The fair value measurements were calculated using unobservable inputs, primarily discounted cash flow analysis and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of similar nature. The investment was further valued at November 30, 2018 by a third party also using unobservable inputs, which utilizes a discounted cash flow analysis considering the anticipated date the Company would emerge from bankruptcy, the settlement amount of debt, and future expenses, resulted in a fair value of approximately $128.8 million, the Company further evaluate its investment at February 28, 2019 and took a further reduction of approximately $34.0 million, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries, the fair value of $95.5 million at February 28, 2019.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the three months ended February 28, 2019, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements - Consolidated: :
Balance, December 1, 2018	$1,172
Purchase of policies	—
Change in fair value	2
Matured/lapsed/sold policies	—
Premiums paid	39
Balance, February 28, 2019	$1,213
Changes in fair value included in earnings for the period relating to assets held at February 28, 2019	$1

Life Settlements - Deconsolidated:
Balance, December 1, 2018	$505,235
Purchase of policies	—
Change in fair value	(12,750)
Matured/lapsed/sold polices	(23,000)
Premiums paid	25,247
Balance, February 28, 2019	$494,732
Changes in fair value included in earnings for the period relating to deconsolidated assets held at February 28, 2019	$28,430

The following table provides a roll-forward in the changes in fair value for the three months ended February 28, 2019, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, December 1, 2018	$346,670
Draws under the White Eagle Revolving Credit Facility	4,221
Payments on White Eagle Revolving Credit Facility	—
Unrealized change in fair value	14,608
Balance, February 28, 2019	$365,499
Changes in fair value included in earnings for period relating to liabilities held at February 28, 2019	$14,608
The following table provides a roll-forward in the changes in fair value for the period ended three months ended February 28, 2019, for the investment in deconsolidated subsidiaries for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Investment in Deconsolidated Subsidiaries
Investment in Lamington at December 1, 2018	$128,795
Increase in basis investment	711
Change in fair value	(33,965)
Investment in Lamington at February 28, 2019	$95,541

The following table provides a roll-forward in the changes in fair value for the three months ended February 28, 2018, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, December 1, 2017	$557,786
Purchase of policies	—
Change in fair value	11,480
Matured/sold policies	(22,700)
Premiums paid	20,826
Transfers into level 3	—
Transfers out of level 3	—
Balance, February 28, 2018	$567,392
Changes in fair value included in earnings for the period relating to assets held at February 28, 2018	$2,665

The following table provides a roll-forward in the changes in fair value for the three months ended February 28, 2018, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, December 1, 2017	$326,104
Draws under the White Eagle Revolving Credit Facility	23,334
Payments on White Eagle Revolving Credit Facility	(1,763)
Unrealized change in fair value	(1,624)
Transfers into level 3	—
Transfer out of level 3	—
Balance, February 28, 2018	$346,051
Changes in fair value included in earnings for the period relating to liabilities at February 28, 2018	$(1,624)

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the three months ended February 28, 2019 and 2018.

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

(16) Segment Information

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. See Note 9 "Discontinued Operations" to the accompanying consolidated financial statements for further information. Management views its current operations as one segment.

(17) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $261,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $77,000 and $114,000 for the three months ended February 28, 2019 and 2018, respectively.

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

Voluntary Petitions for Relief Under Chapter 11

On the Petition Date, the November Chapter 11 Cases were filed. The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV or CLMG to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations.

On December 13, 2018, the White Eagle Chapter 11 Case was filed. The commencement of the White Eagle Chapter 11 Case would constitute a default and event of default under the terms of the Amended and Restated Senior Note Indenture 8.5% Senior Secured Notes Unsecured and the New Convertible Indenture relating to the New Convertible Notes. However, such defaults and events of default and their consequences were waived by holders of all of the outstanding principal amount of the outstanding 8.5% Senior Secured Notes and by holders of a majority of the outstanding principal amount of the outstanding New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Amended and Restated Senior Note Indenture or the New Convertible Note Indenture.

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

(18) Stockholders’ Equity

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of February 28, 2019, options to purchase 85,000 shares of common stock granted to existing employees were outstanding, 100,000shares of stock appreciation rights had been granted to directors and were fully vested and outstanding, 633,215 shares of restricted stock had been granted to directors and were fully vested 2,270,000 shares of restricted stock units had been granted to certain employees, with a total of 1,150,000 shares subject to vesting. Approximately 1,120,000 shares have been vested since granted. There were 9,511,785 securities remaining for future issuance under the Omnibus Plan as of February 28, 2019.

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

(19) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of 0.0% for the three months ended February 28, 2019. The Company’s quarterly effective income tax rates are based upon the Company’s annual estimated tax rate. The Company’s annual estimated tax rate varies based upon the Company’s expected annual federal taxable earnings, as well as on a mix of taxable earnings in the various state and foreign jurisdictions. The Company’s estimated annual effective rate is principally due to expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical NOLs, and interest expense limitations under IRC Sec. 264(a)(4) that are expected to apply when determining tested income for the GILTI inclusion.

Based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the three months ended February 28, 2019, the Company does not expect that position to change and therefore is not recording any income tax benefit.

For tax years beginning after December 31, 2017 under certain circumstances, Section 245A enacted by the TCJA eliminated U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also created a new tax on certain foreign income under new Section 951A. Specifically, for tax years beginning after December 31, 2017, income earned in excess of a deemed return on tangible assets held by a CFC (the excess referred to as "GILTI") must generally be included as U.S. taxable income on a current basis by its U.S. shareholders. In general, the gross income inclusion can be offset by a deduction in an amount up to 50% of the inclusion (through the end of 2025, thereafter the deduction is reduced to 37.5%) subject to certain limitations.

The Company changed the tax year of its U.S. parent (Emergent Capital, Inc.) from December 31st to November 30th coupled with a concurrent change to the tax year of Lamington Road Designated Activity Company ("Lamington"), its wholly-owned Irish subsidiary. The change was timely made by filing Form 1128, Application to Adopt, Change, or Retain a Tax Year, in accordance with Rev. Proc. 2006-45 and resulted in a short tax year ended November 30, 2017. The Company timely filed federal and state tax returns for the short period ended November 30, 2017. As a result of the change in tax year, the Company is subject to GILTI for its first tax year beginning on December 1, 2018. Based on the Company’s life settlement assets held within Ireland, the net income generated from these activities qualify entirely as GILTI.

On January 10, 2018 the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a Company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For ASC 740 purposes, the Company adopted an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.

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

Business Overview

Incorporated in Florida, Emergent Capital through its consolidated and deconsolidated subsidiary companies owns a portfolio of 584 life insurance policies, also referred to as life settlements, with a fair value of approximately $495.9 million and an aggregate death benefit of approximately $2.8 billion at February 28, 2019. The Company primarily earns income on its life insurance policies from changes in their fair value and through death benefits.

The Company has incurred substantial losses and reported negative cash flows from operating activities of $3.8 million for the three months ended February 28, 2019 and $41.2 million for the eleven months ended November 30, 2018. As of February 28, 2019, we had approximately $3.8 million of cash and cash equivalents and certificates of deposit of $503,000; of this amount, approximately $3.8 is available to pay premiums on the two unencumbered policies of which such expenses will approximate $124,000 in 2019 and other overhead expenses.

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

As of the filing date of this Form 10-Q, we had approximately $2.8 million of cash and cash equivalents inclusive of certificates of deposit of $503,000. Our deconsolidated subsidiaries holds approximately $17.6 million in cash and cash equivalents which is restricted by the Bankruptcy Court. In considering our forecast for the next twelve months and the pending approval of the Debtors' Chapter 11 reorganization plan by the Bankruptcy Court, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet their financial needs. In considering the factors above, management plans to continue to operate our business and to seek Bankruptcy Court approval to continue to use cash collateral after the expiration of the initially approved twenty (20) week period.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

White Eagle Revolving Credit Facility Events

Our deconsolidated subsidiary, White Eagle, is the owner of 582 life insurance policies with an aggregate death benefit of approximately $2.8 billion and a fair value of approximately $494.7 million at February 28, 2019. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the White Eagle Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During the three months ended February 28, 2019, or deconsolidated subsidiaries experienced maturity of 4 life insurance policies with face amounts totaling $23.0 million, resulting in a net gain of approximately $15.7 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the deconsolidated subsidiaries statements of operations for the three months ended February 28, 2019. Proceeds from maturities totaling $14.0 million were received during the three months ended February 28, 2019 and is included in the $16.6 million for the collection account for White Eagle which was approved by the Bankruptcy Court to be used solely for the purposes permitted under the budget approved by the Court.

Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2019 would be $80.3 million. White Eagle would be eligible to borrow approximately $80.1 million of this amount subject to the Company securing new financing to exit the bankruptcy process with approximately $124,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of February 28, 2019.

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

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 10, "Life Settlements (Life Insurance Policies)" and Note 15, "Fair Value Measurements" of the notes to Consolidated Financial Statements for further information.

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

Deconsolidation

Lamington and its subsidiaries’ (White Eagle and WEGP) filing for reorganization was a reconsideration event for
Emergent Capital to reevaluate whether consolidation of Lamington and its subsidiaries (White Eagle, WEGP and Lamington
Road Bermuda Limited and together with Lamington, the “Deconsolidated Entities) continued to be appropriate. Under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities was effective for calendar year-end public business entities in 2018. Under the new guidance, a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings. Lamington's main subsidiary, White Eagle, carries its life settlements policies and debt under the White Eagle Revolving Credit Facility at fair value, these valuations are based on inputs that are both significant to the fair value measurement and unobservable. As a result, the Company adopted ASU 2016-01 to value its investment in Lamington during the eleven months ended November 30, 2018. The calculation was performed consistent with ASC 820, Fair Value Measurement with changes in fair value recorded in current earnings.

Related Party Relationship

Upon filing for Chapter 11 and the subsequent deconsolidation, transactions with Lamington are no longer eliminated in consolidation and are treated as related party transactions for Emergent Capital. See Note 5 "Condensed and Consolidated Financial Statements For Entities in Bankruptcy" for all transactions between Emergent Capital and Lamington.

Accounting Changes

Note 3, "Recent Accounting Pronouncements," of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2019, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements.

Selected Operating Data (dollars in thousands):

	Three Months Ended February 28,
	2019	2018
Consolidated
End of Period — Policies Owned
Number of policies owned	2	604
Average age of insured	77.9	83.6
Average death benefit per policy	$6,000	$4,731
Average Life Expectancy — Calculated LE (Years)	12.0	8.2
Aggregate Death Benefit	$12,000	$2,857,767
Aggregate fair value	$1,213	$567,392
Monthly premium — average per policy	$7.0	$12.6

Period Maturities
Number of policies matured	—	4
Average age of insured at maturity	—	82.7
Average life expectancy - Calculated LE (Years)	—	6.9
Aggregate death benefit	$—	$22,700
Gains on maturity	$—	$14,128
Proceeds collected	$—	$10,104

White Eagle Portfolio - Deconsolidated
End of Period — Policies Owned
Number of policies owned	582	—
Average age of insured	84.5	—
Average death benefit per policy	$4,731	$—
Average Life Expectancy — Calculated LE (Years)	8.8	—
Aggregate Death Benefit	$2,753,250	$—
Aggregate fair value	$494,732	$—
Monthly premium — average per policy	$15.0	$—

Period Maturities
Number of policies matured	4	—
Average age of insured at maturity	84.9	—
Average life expectancy - Calculated LE (Years)	5.9	—
Aggregate death benefit	$23,000	$—
Gains on maturity	$22,338	$—
Proceeds collected	$14,000	$—

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements.

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and therefore the Company and its direct and indirect subsidiaries changed their fiscal year ends, from December 31 to November 30, effective immediately. The Company filed a Transition Report on Form 10-KT in accordance with SEC rules and regulations for the fiscal period ended November 30, 2018 covering transactions from January 1, 2018 to November 30, 2018. This Form

10Q cover the period December 1, 2018 to February 28, 2019 compared to December 1, 2017 to February 28, 2018. As a result, the Form 10Q will not be comparable to the results filed for the first quarter of 2018 covering January 1, 2018 to March 31, 2018.

Additionally, as a result of our subsidiaries' Chapter 11 Cases, Lamington's and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment. Therefore, our 2019 results are not comparable with 2018, and the post-petition results are not included in our consolidated results for the three months ended February 28, 2019. The results of White Eagle represents the Company's core business, and although the results are deconsolidated, the Company will analyze significant activities for the deconsolidated subsidiaries

Our results of operations are discussed below in three parts: (i) our consolidated results of continuing operations for 2019 compared to 2018, (ii) our results of deconsolidated subsidiaries for 2019, and (iii) our results of discontinued operations 2019 compared to 2018.

Results of Continuing Operations - Consolidated Subsidiaries

Three Months Ended February 28, 2019 Compared to Three Months Ended February 28, 2018

Net loss from continued operations for the quarter ended February 28, 2019 was $37.5 million as compared to a net income of $4.9 million for the same period last year. The following is our analysis for the period.

	Three Months Ended February 28,
	2019	2018	Change	% Change
Income	$12	$11,605	$(11,593)	(100)%	decrease
Expenses	37,471	9,946	27,525	277%	increase
(Benefit) provision for income taxes	—	(3,210)	3,210	—%	decrease
Net income (loss)	$(37,459)	$4,869	$(42,328)	(869)%	decrease

Income from continuing operations for the three months ended February 28, 2019 was significantly impacted by the deconsolidation of Lamington and related subsidiaries. Income for 2018 mainly includes net gain on maturity of $14.1 million which is attributable to four policies maturity.

Total expenses from continuing operations for the three months ended February 28, 2019 were mainly comprised of interest expense of approximately $1.2 million on the 5% Convertible Notes, $1.5 million on the 8.5% Senior Secured Notes and $46,000 on the 8.5% Convertible Notes.

Approximately $34.0 million included in expense represents reduction of our investment in deconsolidated subsidiaries, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The fair value of $95.5 million has inherent estimates including, but not limited to, when Lamington and related subsidiaries will emerge from bankruptcy, the estimated discount rate, the value of the debt under the White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

Total expenses from continuing operations for the three months ended February 28, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $5.2 million, $1.2 million on the 5% Convertible Notes, $807,000 on the 8.5% Senior Secured Notes and $46,000 on the 8.5% Convertible Notes; offset by a change in the fair value gain for the White Eagle Revolving Credit Facility of $1.6 million.

Income for the three months ended February 28, 2018 was impacted by a net tax benefit of approximately $3.2 million which represents reversal of estimated cash taxes to be paid of approximately $878,000 and deferred tax expense of approximately $2.3 million.

See Note 19, "Income Taxes," to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Three Months Ended February 28,
	2019	2018	Change	% Change
Change in fair value of life settlements	$2	$11,480	$(11,478)	(100)%	decrease

During the three months ended February 28, 2018, four life insurance policies with face amounts totaling $22.7 million matured. The net gain of these maturities was $14.1 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the three months ended February 28, 2018. Of these maturities all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $10.1 million were received during the three months ended February 28, 2018. Approximately $7.8 million in policy proceeds were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the three months ended February 28, 2018. There were no maturity for the consolidated entities for the three months ended February 28, 2019.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health increased, therefore, lengthening their life expectancies relative to the prior life expectancies.

Of these two policies owned as of February 28, 2019, all were previously premium financed and are valued using discount rates that range from 13.25% to 14.75%.

As of February 28, 2019, we owned 2 policies with an estimated fair value of $1.2 million compared to 2 policies with an estimated fair value of $1.2 million at November 30, 2018.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended February 28,
	2019	2018	Change	% Change
Interest expense	$2,763	$7,602	$(4,839)	(64)%	decrease
Change in fair value of investment in deconsolidated subsidiaries	33,965	—	33,965	100%	increase
Change in fair value of White Eagle Revolving Credit Facility	—	(1,624)	1,624	(100)%	decrease
SG&A expenses	743	3,968	(3,225)	(81)%	decrease
Total Expense	$37,471	$9,946	$27,525	277%	increase

Interest expense (in thousands)

	Three Months Ended February 28,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$5,187	$(5,187)	(100)%	decrease
8.5% Convertible Notes	46	46	—	—%	no change
5% Convertible Notes	1,242	1,221	21	100%	increase
8.5% Senior Secured Notes	1,471	807	664	100%	increase
Participation Interest - White Eagle Revolving Credit Facility	—	340	(340)	100%	decrease
Other	4	1	3	300%	increase
Total Interest Expense	$2,763	$7,602	$(4,839)	(64)%	decrease

Outstanding debt for the quarter ended February 28, 2019 included $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $44.4 million of 8.5% Senior Secured Notes.
The White Eagle Revolving Credit Facility interest expense shows a decrease of approximately $5.2 million which is attributable to the deconsolidation of subsidiaries.

The Company recorded $46,000 of interest expense on the 8.5% Convertible Notes, including $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, during the three months ended February 28, 2019.

During the three months ended February 28, 2019, the Company recorded $1.2 million of interest expense on the 5% Convertible Notes, including $948,000, $256,000 and $38,000 from interest, amortization of debt discount and origination costs, respectively.
During the three months ended February 28, 2019, the Company recorded approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest, $82,000 of closing costs, $61,000 of amortizing debt issuance costs and $60,000 of amortizing of debt discount. Amounts for 2019 are higher due to new notes issued during the three months ended February 28, 2019.

Of the interest expense of $7.6 million for the three months ended February 28, 2018, approximately $5.2 million of interest expense was attributable to the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 2.11% at February 28, 2018.

The Company recorded approximately $46,000 of interest expense on the 8.5% Convertible Notes, which included, $25,000, $18,000 and $3,000 from a onetime debt modification cost, interest, amortizing debt discounts and origination costs, respectively, during the three months ended February 28, 2018.

The Company recorded approximately $1.2 million on the 5% Convertible Notes, which included $948,000, $238,000 and $35,000 from interest, amortization of debt discount and origination costs, respectively, during the three months ended February 28, 2018, respectively.
The Company recorded approximately $807,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended February 28, 2018 which includes $744,000 of interest and $63,000 of amortizing debt issuance costs, respectively, during the three months ended February 28, 2018.
See Notes 11, "White Eagle Revolving Credit Facility," 12, "8.50% Senior Unsecured Convertible Notes," 13, "5.0% Senior Unsecured Convertible Notes," and 14 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Change in fair value of White Eagle Revolving Credit Facility (in thousands)

	Three Months Ended February 28,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$(1,624)	$1,624	(100)%	increase

At February 28, 2018, the White Eagle Revolving Credit Facility incurred a gain of approximately $1.6 million. During the three months ended February 28, 2018, the fair value was impacted by increased borrowings and the lengthening of life expectancies certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rates.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended February 28,
	2019	2018	Change	% Change
Personnel costs	$169	$786	$(617)	(78)%	decrease
Legal fees	(5)	1,551	(1,556)	(100)%	decrease
Professional fees	335	955	(620)	(65)%	decrease
Insurance	179	196	(17)	(9)%	decrease
Other SG&A expenses	65	480	(415)	(86)%	decrease
Total SG&A Expenses	$743	$3,968	$(3,225)	(81)%	decrease

The overall change in operating expenses is due to the deconsolidation of the subsidiaries that have filed for Chapter 11, these expenses have been excluded from the consolidated results for the period. Significant decrease in operating expenses was primarily a result of a decrease in legal expense of $1.6 million, a decrease in professional fees of $620,000, a decrease in personnel costs of $617,000, and a decrease in other operating expenses of $415,000.

Results of Operations for Deconsolidated Subsidiaries

Net loss from deconsolidated operations was $34.0 million and comprise the below:

Three Months Ended February 28, 2019
Income (loss)	$(12,516)
Expenses	21,449
Net income (loss)	$(33,965)

Total income for the deconsolidated subsidiaries was a loss of $12.5 million and mainly comprised change in fair value of life settlements loss of approximately $12.8 million.

Expense was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately of approximately $14.6 million. Other items impacting expenses were interest expense of $2.4 million, reorganization cost of $1.9 million, administrative services fees of $1.4 million, legal fees of $587,000 and professional fees of $428,000.

Change in fair value of life settlements (in thousands) - Deconsolidated Subsidiaries

During the quarter ended February 28, 2019, our deconsolidated subsidiaries had four life insurance policies with face amounts totaling $23.0 million matured. The net gain of these maturities was $15.7 million and is recorded as a change in fair value of life settlements in the deconsolidated statements of operations for the quarter ended February 28, 2019. Proceeds from maturities totaling $14.0 million were received during the quarter ended February 28, 2019. White Eagle recorded a $36.8 million receivable for maturity of life settlements at February 28, 2019.

Other items impacting the change in fair value include updated life expectancies procured by our deconsolidated subsidiaries with respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

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
In November 2018, White Eagle decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. Going forward, White Eagle will procure its life expectancy reports solely from 21st Services on a periodic basis and expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. The amount of policies that are lengthened by White Eagle in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured. As of February 28, 2019, White Eagle received 95 updated life expectancy reports from 21st Services. These life expectancies reported an average lengthening of life expectancies of 27.6% based on this sample, which is significantly higher than the 9% impact first communicated by 21st Services and has significantly impacted the results for the three months ended February 28, 2019 by approximately $23.4 million.

White Eagle re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving its portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at February 28, 2019, White Eagle determined that the weighted average discount rate calculated based on death benefit was 13.41%, compared to 13.42% at November 30, 2018.

As of February 28, 2019, White Eagle owned 582 policies with an estimated fair value of $494.7 million compared to 586 policies with an estimated fair value of $505.2 million at November 30, 2018, a decrease in estimated fair value of $9.3 million. As of February 28, 2019, the aggregate death benefit of White Eagle's life settlements was approximately $2.8 billion.

Of these 582 policies owned as of February 28, 2019, 510 were previously premium financed and are valued using discount rates that range from 12.25% – 19.25%. The remaining 72 policies are valued using discount rates that range from 12.25% – 13.25%.

See Note 15 "Fair Value Measurements" to the accompanying consolidated financial statements for further information.

Change in fair value of White Eagle Revolving Credit Facility (in thousands)

At February 28, 2019, the White Eagle Revolving Credit Facility incurred a loss of approximately $14.6 million which is mainly attributable to the lengthening of life expectancies of certain insureds' underlying policies pledged under the Facility offset by assumptions of an early repayment of the Credit Facility due to the Chapter 11 filings. The calculation incorporates expected cash flows as approved by the Bankruptcy Court. The Facility is valued at February 28, 2019 using a discount rate of 23.27%.

Refer to Note 4 "Deconsolidation of Subsidiaries", Note 5 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 6 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Discontinued Operations

Three Months Ended February 28, 2019 Compared to Three Months Ended February 28, 2018

	Three Months Ended February 28,
	2019	2018	Change	% Change
Total income	$—	$—	$—	—%
Total expenses	17	17	—	—%
Income (loss) before income taxes	(17)	(17)	—	—%
Net income (loss), net of income taxes	$(17)	$(17)	$—	—%

Net loss from our discontinued structured settlement operations for the three months ended February 28, 2019 was $17,000 compared to a net loss of $17,000 for the same quarter in 2018.

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

The payment of premiums to maintain the life insurance policies represents our most significant requirement for cash disbursement. On a quarterly basis, we calculate the minimum premium payments required to maintain the policies in-force. Over time, as an insured ages, the relevant premium payments will increase. Nevertheless, the probability we will actually be required to pay the premium decreases as mortality becomes more likely. In addition to premiums, we incur policy servicing costs, including updated medical records, updated life expectancies and securities intermediaries fees; in most cases, these amounts are determined by the number of policies we own. The majority of these costs relates to the 582 policies pledged as collateral under the White Eagle Revolving Credit Facility, and as a result, we are able to pay these cost through maturity proceeds.

At February 28, 2019, we had approximately $3.8 million of cash and cash equivalents and certificates of deposit of $503,000. Of this amount, approximately $3.8 million was available to pay premiums on two policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility and for other overhead expenses, with approximately $21.7 million restricted to the White Eagle Revolving Credit Facility. We expect to meet our liquidity needs for the foreseeable future, to the extent we are able to do so, primarily through a combination of the receipt of death benefits from life insurance policy maturities, policy sales (subject to the asset sale restrictions by the bankruptcy courts) and cash on hand.

For the three months ended February 28, 2019, we paid $25.3 million in premiums to maintain our policies in force in our consolidated and deconsolidated subsidiaries. Of this amount, approximately $25.2 million was paid by White Eagle through its borrowings and maturity proceeds. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, there can be no assurance as to when proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to White Eagle. To the extent there are insufficient collections from policy proceeds to cover these amounts, these required payments will stress White Eagle's available cash. Assuming no policy maturities, as of February 28, 2019, we expect to pay $124,000 in premiums during the remainder of 2019 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility and $80.1 million for the policies pledged under the White Eagle Revolving Credit Facility.

The following table illustrates the total amount of face value of life insurance policies owned, the trailing 12- months of life insurance policy maturities realized and premiums paid on our consolidated and deconsolidated portfolio. The trailing 12-month maturities/premium coverage ratio indicates the ratio of policy maturities realized to premiums paid over the trailing 12-month period from our portfolio of life insurance policies.

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Maturities Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Maturities/Premiums Coverage Ratio (%)
March 31, 2015	3,001,987	27,188	57,723	47%
June 30, 2015	2,982,416	63,768	59,990	106%
September 30, 2015	2,997,903	67,468	63,124	107%
December 31, 2015	2,979,352	67,403	64,923	104%
March 31, 2016	2,969,670	67,195	66,049	102%
June 30, 2016	2,966,388	34,815	67,843	51%
September 30, 2016	2,953,796	43,915	69,430	63%
December 31, 2016	2,946,511	37,460	71,681	52%
March 31, 2017	2,908,876	62,330	75,609	82%
June 30, 2017	2,903,899	63,353	79,378	80%
September 30, 2017	2,887,827	67,053	82,032	82%
December 30, 2017	2,880,487	67,176	84,751	79%
March 31, 2018	2,852,803	57,026	86,561	66%
June 30, 2018	2,826,863	78,039	87,650	89%
September 30, 2018	2,794,652	94,039	89,263	105%
November 30, 2018	2,787,916	93,435	91,601	102%
February 28, 2019	2,765,250	93,735	88,235	106%

We believe that the life insurance policy maturities we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining policies in the portfolio but do expect that our portfolio cash flow on a period-to-period basis will remain inconsistent given its dependence on actual maturities.

At February 28, 2019, we had $75.8 million, $44.4 million and $1.2 million and in aggregate principal amount of outstanding 5% Convertible Notes, 8.5% Senior Secured Notes and 8.5% Convertible Notes, which accrue interest at 5.0%, 8.5%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes and the 8.5% Convertible Notes are due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly, the Company has the ability to pay interest in kind on approximately $36.2 million or 82% of the 8.5% Senior Secured Notes which was done during the three months ended February 28, 2019.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $343.5 million as of February 28, 2019. Cash flows used in operating activities were $3.8 million for the three months ended February 28, 2019 and $41.2 million for the eleven months ended November 30, 2018. As of February 28, 2019, the Company had approximately $3.8 million of cash and cash equivalents and certificates of deposit of $503,000; of this amount, approximately $3.8 million is available to pay premiums on the two unencumbered policies of which such expenses will approximate $124,000 in 2019 and other overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of death benefits from life insurance policy maturities, strategic capital market raises, pledged policy sales (subject to certain asset sale restrictions by the bankruptcy court), secure financing needed to exit the bankruptcy process, the approval of the Bankruptcy Court to continue utilizing death benefits for payment of premiums and cash on hand. Management’s current plans is to exit the bankruptcy process with a financing arrangement that is viable to the Company and will allow them to pay overhead expenses as well as other necessary expense for financing and to keep the policies in force.

As of the filing date of this Form 10-Q, we had approximately $2.8 million of cash and cash equivalents inclusive of certificates of deposit of $503,000. Our deconsolidated subsidiaries holds approximately $17.6 million in cash and cash equivalents which is restricted by the Bankruptcy Court. In considering our forecast for the next twelve months and the pending approval of the Debtors' Chapter 11 reorganization plan by the Bankruptcy Court, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet their financial needs and continue as a going concern. In considering the factors above, management plans to continue to operate our business and to seek Bankruptcy Court approval to continue to use cash collateral after the expiration of the initially approved twenty (20) week period.

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

For a discussion of the calculation of the facility's borrowing base availability, see Note 11, "White Eagle Revolving Credit Facility—Borrowing Base & Availability" of the accompanying consolidated financial statements for further information.

At February 28, 2019, the fair value of the debt under the White Eagle Revolving Credit Facility was $365.5 million, with outstanding principal of $368.0 million i. Interest is calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $2.4 million was paid during the three months ended February 28, 2019 from policy proceeds. Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5)% plus (ii) six percent (6.5)%. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At February 28, 2019, LIBOR was 3.01%, given the White Eagle Chapter 11 Case interest is currently being accrued at 9.51%.

8.50% Senior Unsecured Convertible Notes

At February 28, 2019, there was $1.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 outstanding (the "Convertible Notes").

On February 20, 2019, the Company received written notice from U.S. Bank, National Association, the trustee under New Convertible Note Indenture, that the Company was in default (the "Event of Default") under the New Convertible Note Indenture for failure to pay the principal amount and accrued interest due upon maturity on February 15, 2019 of Convertible Notes due 2019 (the "Convertible Notes"). The outstanding principal amount of the Convertible Notes was $1.2 million and accrued interest thereon was approximately $63,000 as of February 28, 2019.

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

For a description of the Convertible Notes see Note 12, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements.

5.0% Senior Unsecured Convertible Notes

At February 28, 2019, there was $75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes"). For a description of the New Convertible Notes see Note 13, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements.

8.5% Senior Secured Notes

At February 28, 2019, there was $44.4 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 14, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended February 28, 2019 and 2018 (in thousands):

	Three Months Ended February 28,
	2019	2018
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(3,831)	$(11,079)
Investing activities	(41)	(10,722)
Financing activities	6,476	21,328
Increase (decrease) in cash and cash equivalents	$2,604	$(473)

Operating Activities

During the three months ended February 28, 2019, operating activities used cash of $3.8 million. Our net loss of $37.5 million was adjusted for the following: change in fair value of investment in deconsolidated subsidiaries of approximately $34.0 million, attributable to the deconsolidation of Lamington and its subsidiaries due to the Chapter 11 cases; interest paid in kind on 8.5% Senior Secured Notes of approximately $779,000 and a net negative change in the components of operating assets and liabilities of $1.6 million. This $1.6 million change in operating assets and liabilities is partially attributable to a $948,000 decrease in interest payable on the 5% convertible notes, a $654,000 decrease in other liabilities, a $524,000 decrease in accounts payable and accrued expenses, a $313,000 increase in interest payable on the 8.5% Senior Notes and a $193,000 decrease in prepaid and other assets.

During the three months ended February 28, 2018, operating activities used cash of $11.1 million. Our net income of $4.9 million was adjusted for the following: change in fair value of life settlement gain of $11.5 million that is mainly attributable to maturities of 4 policies; change in fair value of the White Eagle Revolving Credit Facility gain of $1.6 million that is mainly attributable to increased borrowings offset by the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight decrease in the discount rate; deferred tax liability of $2.3 million and a net negative change in the components of operating assets and liabilities of $1.1 million. This $1.1 million change in operating assets and liabilities is partially attributable to a $335,000 increase in prepaid and other assets, a $878,000 decrease in current tax liability, a $948,000 decrease in interest payable for the 5% Convertible Notes and a $879,000 increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended February 28, 2019 was $41,000 and includes $39,000 for premiums paid on life settlements.

Net cash used in investing activities for the three months ended February 28, 2018 was $10.7 million and includes proceeds of $10.1 million from the maturity of life settlements offset by $20.8 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the three months ended February 28, 2019 was $6.5 million resulted from proceeds from the issue of 8.5% Senior Secured Notes.

Net cash provided by financing activities for the three months ended February 28, 2018 was $21.3 million and includes $23.1 million of borrowings from the White Eagle Revolving Credit Facility offset by $1.8 million in repayment under the White Eagle Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At February 28, 2019, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of February 28, 2019, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of February 28, 2019:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	18.2%	21.1%	A1	AA-
Lincoln National Life Insurance Company	23.2%	19.9%	A1	AA-

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100%	100%	Aa3	AA-

Interest Rate Risk

At February 28, 2019, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At February 28, 2019, the applicable LIBOR rate was 3.01%. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six percent (6.5)%.

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

As of February 28, 2019, the Company through its consolidated and deconsolidated subsidiaries owned life settlements with a fair value of $495.9 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the three months ended February 28, 2019, see "Litigation" under Note 17, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-KT filed for the eleven months ended November 30, 2018.

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
Date April 10, 2019