Form 10-Q
period 2019-05-31
EMERGENT CAPITAL, INC.
filed 2019-07-10
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(a) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of July 9, 2019, the Registrant had 158,051,803 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED May 31, 2019

"Forward Looking" Statements

As used in this Form 10-Q, "Emergent Capital," "Company, "we," "us," "its," or "our" refer to Emergent Capital, Inc. and its consolidated subsidiary companies, unless the context suggests otherwise.

This Quarterly Report on Form 10-Q contains forward looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward looking statements. Forward looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future cash flows, operating or financial performance or other events. These forward looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and Company, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward looking statements are reasonable as of the date made, results may prove to be materially different. Unless otherwise required by law, we disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report.

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward looking statements include, but are not limited to, the following:

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

All written and oral forward looking statements attributable to the Company, or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. See "Risk Factors" included in our Transition Report on Form 10-KT for the eleven months ended November 30, 2018. You should evaluate all forward looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	May 31, 2019	November 30, 2018*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$1,424	$1,209
Certificates of deposit	506	500
Prepaid expenses and other assets	1,212	657
Deposits - other	1,377	1,377
Life settlements, at estimated fair value	1,255	1,172
Fixed assets, net	49	78
Investment in deconsolidated subsidiaries (Note 4)	77,177	128,795
Investment in affiliates	2,384	2,384
Deferred tax asset	—	576
Total assets	$85,384	$136,748
LIABILITIES AND STOCKHOLDERS’ DEFICIT / EQUITY
Liabilities
Accounts payable and accrued expenses	$1,947	$2,446
Other liabilities	173	194
Interest payable - 8.5% Convertible Notes (Note 12)	88	37
8.5% Convertible Notes, net of discount and deferred debt costs (Note 12)	1,194	1,173
Interest payable - 5.0% Convertible Notes (Note 13)	1,116	1,116
5.0% Convertible Notes, net of discount and deferred debt costs (Note 13)	70,363	69,742
Interest payable - 8.5% Senior Secured Notes (Note 14)	1,064	628
8.5% Senior Secured Notes, net of deferred debt costs (Note 14)	42,720	34,170
Current tax liability	2,642	—
Total liabilities	121,307	109,506
Commitments and Contingencies (Note 17)
Stockholders’ Deficit/ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at May 31, 2019 and November 30, 2018; 158,659,803 issued and 158,051,803 outstanding as of May 31, 2019;158,733,928 issued and 158,125,928 outstanding as of November 30, 2018)	1,587	1,587
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of May 31, 2019 and November 30, 2018)	—	—
Treasury Stock, net of issuance cost (608,000 shares as of May 31,2019 and November 30, 2018)	(2,534)	(2,534)
Additional paid-in-capital	334,393	334,198
Accumulated deficit	(369,369)	(306,009)
Total stockholders’ deficit/equity	(35,923)	27,242
Total liabilities and stockholders’ deficit/equity	$85,384	$136,748

 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 10 & 15)	$4	$2,415	$6	$13,895
Other income	8	119	17	243
Total income	12	2,534	23	14,138
Expenses
Interest expense	2,775	7,817	5,538	15,419
Change in fair value of White Eagle Revolving Credit Facility (Notes 10 & 15)	—	(3,002)	—	(4,626)
Change in fair value of investment in deconsolidated subsidiaries (Note 4)	18,804	—	52,769	—
Personnel costs	138	873	307	1,660
Legal fees	725	1,375	720	2,927
Professional fees	(57)	1,668	278	2,623
Insurance	217	203	396	400
Other selling, general and administrative expenses	60	532	124	1,010
Total expenses	22,662	9,466	60,132	19,413
Income (loss) from continuing operations before income taxes	(22,650)	(6,932)	(60,109)	(5,275)
(Benefit) provision for income taxes	3,218	(19)	3,218	(3,230)
Net income (loss) from continuing operations	$(25,868)	$(6,913)	$(63,327)	$(2,045)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(16)	20	(33)	3
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	(16)	20	(33)	3
Net income (loss)	$(25,884)	$(6,893)	$(63,360)	$(2,042)
Basic and diluted (loss) income per common share:
Continuing operations	$(0.16)	$(0.04)	$(0.40)	$(0.01)
Discontinued operations	$—	$—	$—	$—
Net income (loss) - basic and diluted	$(0.16)	$(0.04)	$(0.40)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	156,960,046	156,014,138	156,939,797	155,954,652
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT/EQUITY (UNAUDITED)

Six Months Ended May 31, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2018	158,733,928	$1,587	(608,000)	$(2,534)	$334,198	$(306,009)	$27,242
Net income/loss	—	—	—	—	—	(37,476)	(37,476)
Stock-based compensation	—	—	—	—	98	—	98
Retirement of common stock	—	—	—	—	—	—	—
Balance, February 28, 2019	158,733,928	$1,587	(608,000)	$(2,534)	$334,296	$(343,485)	$(10,136)
Net income/loss	—	—	—	—	—	(25,884)	(25,884)
Stock-based compensation	—	—	—	—	97	—	97
Retirement of common stock	(74,125)	—	—	—	—	—	—
Balance, May 31, 2019	158,659,803	$1,587	(608,000)	$(2,534)	$334,393	$(369,369)	$(35,923)

Six Months Ended May 31, 2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2017	156,515,399	$1,565	(608,000)	$(2,534)	$333,631	$(143,718)	$188,944
Net income/loss	—	—	—	—	—	4,851	4,851
Stock-based compensation	2,000,000	20	—	—	121	—	141
Retirement of common stock	(40,000)		—	—	(91)	—	(91)
Balance, February 28, 2018	158,475,399	$1,585	(608,000)	$(2,534)	$333,661	$(138,867)	$193,845
Net income/loss	—	—	—	—	—	(6,893)	(6,893)
Stock-based compensation	150,000	1	—	—	122	—	123
Issue of common stock, net	25,000	—	—	—	9	—	9
Balance, May 31, 2018	158,650,399	$1,586	(608,000)	$(2,534)	$333,792	$(145,760)	$187,084

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended May 31,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(63,360)	$(2,042)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	39	41
Amortization of discount and deferred costs for 8.5% Convertible Notes	21	41
Amortization of discount and deferred costs for 5.0% Convertible Notes	622	578
Amortization of deferred costs for 8.5% Senior Secured Notes	326	129
Change in fair value of investment in deconsolidated subsidiaries	52,769	—
Stock-based compensation expense	195	173
Finance cost and fees withheld by borrower	—	1,281
Interest paid in kind on 8.5% Senior Secured Notes	1,749	—
Change in fair value of life settlements	(6)	(13,895)
Change in fair value of White Eagle Revolving Credit Facility	—	(4,626)
Interest income	(197)	(114)
Deferred tax asset	576	—
Deferred tax liability	—	(2,352)
Change in assets and liabilities:
Prepaid expenses and other assets	92	(4)
Accounts payable and accrued expenses	(500)	423
Other liabilities	(1,634)	24
Current tax liability	2,642	(878)
Interest payable - 8.5% Convertible Notes	51	—
Interest payable - 8.5% Senior Secured Notes	436	8
Net cash used in operating activities	(6,179)	(21,213)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(5)	—
Premiums paid on life settlements	(77)	(44,990)
Proceeds from maturity of life settlements	—	31,804
Net cash used in investing activities	(82)	(13,186)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	—	44,912
Repayment of borrowings under White Eagle Revolving Credit Facility	—	(19,543)
Proceeds from 8.5% Senior Secured Notes	6,476	—
Net cash provided by financing activities	6,476	25,369
Net increase (decrease) in cash and cash equivalents	215	(9,030)
Cash and cash equivalents, at beginning of the period	1,209	31,208
Cash and cash equivalents, at end of the period	$1,424	$22,178
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$2,246	$14,314
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2019

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

Emergent Capital, through its consolidated and deconsolidated subsidiaries, owns a portfolio of 576 life insurance policies, also referred to as life settlements, with a fair value of $476.8 million and an aggregate death benefit of approximately $2.7 billion at May 31, 2019. The Company primarily earns income on these policies from changes in their fair value and through death benefits. 574 of these policies, with an aggregate death benefit of approximately $2.7 billion and a fair value of approximately $475.6 million at May 31, 2019, are pledged under a $370.0 million, revolving credit agreement (the "White Eagle Revolving Credit Facility") entered into by the Company’s indirect subsidiary, White Eagle Asset Portfolio, LP ("White Eagle"). At May 31, 2019, two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.3 million, were not pledged as collateral under the White Eagle Revolving Credit Facility.

Change in Financial Year End

On September 7, 2018, the Board of Directors of the Company (the "Board") adopted resolutions to change the Company’s fiscal year end, and therefore the Company and its direct and indirect subsidiaries changed their fiscal year ends, from December 31 to November 30, effective immediately. The Company filed a Transition Report on Form 10-KT in accordance with SEC rules and regulations for the fiscal period ended November 30, 2018, which covered transactions from January 1, 2018 to November 30, 2018. This Form 10-Q covers the period beginning March 1, 2019 and ending May 31, 2019 compared to March 1, 2018 to May 31, 2018. As a result, the Form 10-Q will not be comparable to the results filed for the second quarter of 2018 covering April 1, 2018 to June 30, 2018.

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

Lamington and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are excluded from the Company’s consolidated results for the period from November 14, 2018, the Petition Date. ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Road Bermuda which collectively are referred to herein as the ("Deconsolidated Entities" or the "Debtors"). Therefore, our 2019 results are not comparable with our 2018 results. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value each reporting period. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP, collectively the "Plaintiffs", filed suit (the "Suit") against LNV Corporation ("LNV"), Silver Point Capital L.P. ("Silver Point") and GWG Holdings, Inc. ("GWG" and, with LNV and Silver Point, the "Defendants") in the Bankruptcy Court, where the Suit will be administered together with the Chapter 11 Cases. LNV, a subsidiary of Beal Bank ("Beal"), is the lender under the White Eagle Revolving Credit Facility.

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

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Court authorized the Debtors to use the proceeds of pre-petition cash collateral for a period of twenty (20) weeks (the "Cash Collateral"), which allowance was extended in May 2019 for another nine (9) weeks. The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such Budget.

Global Settlement Agreement in Principle in Bankruptcies

On May 7, 2019, a global settlement in principle of the Chapter 11 Cases and the Suit was announced on the record to, and filed with, the Bankruptcy Court jointly by the Debtors and Defendants (the "Proposed Settlement"). The Proposed Settlement would be effected together with the plan of reorganization, in accordance with the following schedule: (x) the Proposed Settlement and plan of reorganization, and other relevant documents, would be filed with the Bankruptcy Court by May 24, 2019, (y) the parties would use their best efforts to have the Proposed Settlement approved by the Bankruptcy Court by June 7, 2019, and (z) the parties would use their best efforts to have a confirmation hearing for approval of the plan of reorganization by the Bankruptcy Court held on or before June 21, 2019.

Pursuant to the Proposed Settlement, among other things:

•
White Eagle shall have up to and including September 17, 2019 to satisfy any and all obligations to LNV under the Credit Facility by paying LNV 102% of its outstanding principal plus accrued interest at the relevant default rate, accrued fees and costs, which aggregate amount would include the resolution of the 45% participation interest element of the Credit Facility which was part of the subject matter of the Suit;

•	If White Eagle satisfies such obligations after September 17, 2019 and by December 30, 2019, the amount due on the outstanding principal would increase to 104%;

•
In the event LNV has not received the payoff described above by September 17, 2019, the court-appointed liquidation trustee, together with investment banking assistance from Maple Life Financial, LLC, shall have full authority to sell White Eagle’s life insurance policy portfolio (which constitutes collateral under the Credit Facility) for the maximum amount achievable through an orderly sale process, taking into account that the transaction must be closed no later than December 30, 2019; in connection with this authority, the liquidation trustee and the investment banker may work prior to September 17, 2019 to prepare the portfolio for sale, but may not take actions to actually commence a sale including, but not limited to, marketing the portfolio or contacting potential buyers about the portfolio, prior to such date.

•
If the portfolio is sold in whole or in part, LNV shall only have the right to step in to bid for such sale if, and to the extent, the total amounts generated through the sale thereof do not fully satisfy the payoff amount.

•
If the sale of any portion of the policies that serve as collateral under the White Eagle Revolving Credit Facility (the "Collateral") has not closed or the proceeds of such sale(s) have not been received by CLMG by December 30, 2019, and if the obligations due to LNV (the "Payoff Amount") has not then been paid in cash in full, such Collateral shall be transferred on or before Noon Eastern on December 31, 2019 to CLMG (or its designee) in full satisfaction of the remaining unpaid portion of the amounts due to LNV.

In addition, in order to provide sufficient cash flow to the Company during this period, and subject to negotiation of mutually-agreed upon terms and conditions, the Debtors shall have the right to use proceeds from the maturity of any portfolio policy and resolution of certain claims, and LNV will provide the Debtors a revolving $15.0 million of debtor-in-possession financing (which amount may be increased if found to be insufficient) through December 30, 2019 (the "DIP Financing").

On June 5, 2019, the Bankruptcy Court approved an agreement memorializing the Proposed Settlement (the "Settlement Agreement") and the DIP Financing. The plan of reorganization for the Chapter 11 Cases, which implements the Settlement Agreement and the DIP Financing (the "Plan of Reorganization") was confirmed by the Bankruptcy Court on June 19, 2019.

(2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of the Deconsolidated Entities and Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the measurement alternative, which is measured at cost less impairment. The special purpose entity was to fulfill specific objectives. All significant intercompany balances and transactions except those related to Lamington after November 13, 2018 (see Note 4) have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility, as detailed herein. Notwithstanding consolidation, as referenced above, White Eagle is the owner of 574 policies, with an aggregate death benefit of approximately $2.7 billion and an estimated fair value of approximately $475.6 million which has been deconsolidated as of November 13, 2018, the date prior to the Petition Date.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended May 31, 2019 and six months ended May 31, 2019 are not necessarily indicative of the results that may be expected for future periods or for the year ending November 30, 2019. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Transition Report on Form 10-KT for the fiscal year ended November 30, 2018.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $369.4 million as of May 31, 2019. Cash flows used in operating activities were $6.2 million for the six months ended May 31, 2019 and $21.2 million for the six months ended May 31, 2018. As of May 31, 2019, the Company had approximately $1.4 million of cash and cash equivalents and certificates of deposit of $506,000; of this amount, approximately $1.4 million is available to pay premiums on the two unencumbered policies for which such expenses will approximate $85,000 in 2019 and other overhead expenses.

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

As of the filing date of this Form 10-Q, we had approximately $3.0 million of cash and cash equivalents inclusive of certificates of deposit of $506,000. Our deconsolidated subsidiaries hold approximately $33.4 million in cash and cash equivalents which is restricted by the Bankruptcy Court. In considering our forecast for the next twelve months and the execution of the Plan of Reorganization, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet their financial needs and continue as a going concern. In considering the factors above, management plans to continue to operate our business and to seek Bankruptcy Court approval to continue to use cash collateral after the expiration of the initially approved twenty (20) week period. On May 7, 2019, the Bankruptcy Court extended the Company’s use of the cash collateral for another nine (9) weeks and the DIP Financing was confirmed by the Bankruptcy Court on June 19, 2019.

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

Deconsolidation

Lamington's and its subsidiaries' (White Eagle and WEGP) filing of the Chapter 11 Cases was a reconsideration event for Emergent Capital to reevaluate whether consolidation of Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited) (collectively, and with Lamington, the "Deconsolidated Entities") continued to be appropriate. Under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

Related Party Relationship

Upon filing for Chapter 11 and the subsequent deconsolidation, transactions with Lamington are no longer eliminated in consolidation and are treated as related party transactions for Emergent Capital. See Note 5 "Condensed and Consolidated Financial Statements For Entities in Bankruptcy" for all transactions between Emergent Capital and Lamington.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the three months and six months ended May 31, 2019 and 2018, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 9, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility, the valuation of equity awards and the valuation of our investment in deconsolidated entities.

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

In May 2019, the FASB issued ASU No. 2019- 05 which amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-203 if the instruments are eligible for the fair value option under ASC 825-10.4 The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05’s amendments should be applied "on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13." Certain disclosures are required. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date in ASU 2016-13.We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In May 2019, the FASB issued ASU No 2019-04 which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The ASU’s amendments apply to all entities within the scope of the affected guidance. Accrued interest - Amortized cost basis is defined in ASU 2016-13 as "the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, writeoffs, foreign exchange, and fair value hedge accounting adjustments" (emphasis added). To address stakeholders’ concerns that the inclusion of accrued interest in the definition of amortized cost basis could make application of the credit loss guidance operationally burdensome, ASU 2019-04 provides certain alternatives for the measurement of the allowance for credit losses (ALL) on accrued interest receivable (AIR). These measurement alternatives include (1) measuring an ALL on AIR separately, (2) electing to provide separate disclosure of the AIR component of amortized cost as a practical expedient, and (3) making accounting policy elections to simplify certain aspects of the presentation and measurement of such AIR. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-04 related to ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and interim periods therein. ASU 2019-04’s amendments should be applied "on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date an entity adopted the amendments in ASU 2016-13." Certain disclosures are also required. For all other entities, the effective date will be the same as the effective date in ASU 2016-13.We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

Adopted Accounting Pronouncements

On August 17, 2018, the SEC issued a final rule that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, or changes in the information environment. The financial reporting implications of the final rule’s amendments are generally expected to reduce or eliminate some of an SEC registrant’s disclosure requirements. In limited circumstances, however, the amendments may expand those requirements, including those related to interim disclosures about changes in stockholders’ equity and noncontrolling interests (hereinafter referred to as changes in stockholders’ equity). The changes in stockholders’ equity extends to interim periods the annual disclosure requirement in SEC Regulation S-X, Rule 3-04,5,6 of presenting (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares. An analysis of changes in stockholders’ equity will now be required for the current and comparative year-to-date interim periods with subtotals for each interim period. Note that both rules refer to Rule 3-04 for presentation requirements, which, among other items, include a reconciliation that describes all significant reconciling items in each caption of stockholders’ equity and noncontrolling interests (if applicable). Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule was effective for all filings submitted on or after November 5, 2018. This standard was adopted during the quarter ended May 31, 2019.

(4) Deconsolidation of Subsidiaries

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

When the Debtors emerge from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) is a separate entity with independent capital structures and has not filed for bankruptcy relief and is continuing to operate in the ordinary course.

As a result of the Chapter 11 Cases, consistent with ASC 321, Investments - Equity Securities, the Company subsequently, measured its investment in Lamington at fair value as of November 30, 2018. Further, the Company engaged a third party to perform a quantitative assessment to determine the value of its investment in Lamington. The valuation report showed the fair value of the Company's investment in Lamington to be $128.8 million, which was $149.6 million lower than its pre-petition value. As a result, the Company recognized a reduction in its investment in Lamington at November 30, 2018. The Company further evaluated its investment at May 31, 2019 and recognized a reduction of approximately $52.8 million, which amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with losses incurred by Lamington for the six months ended May 31, 2019 and a further reduction in the promissory note. The fair value of $77.2 million has inherent estimates including, but not limited to, when the Debtors will emerge from bankruptcy, the estimated discount rate, the value of the life settlement assets, the value of the debt under the White Eagle Revolving Credit Facility, and other factors inherent in the valuation process.

The fair value of the investment in Lamington is calculated as follows:

Investment in Lamington at December 1, 2018	$128,795
Increase in basis investment (see below)	1,151
Less: Change in fair value	(52,769)
Investment in Lamington at May 31, 2019	$77,177

The table below summarizes the composition of the Company's investment in the deconsolidated entities at May 31, 2019:

		Increase/Decrease in Basis	Change in Fair Value
	November 30, 2018	Six Months Ended May 31, 2019		May 31, 2019
Equity investment	$66,251	$—	$(66,251)	$—
Promissory notes	56,596	—	13,482	70,078
Other liabilities	5,948	1,151	—	7,099
Total investment	$128,795	$1,151	$(52,769)	$77,177

(5) Condensed and Consolidated Financial Statements for Entities in Bankruptcy

Condensed consolidated financial information for Lamington Road DAC is set forth below, presented at historical cost basis

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Balance Sheet

	May 31, 2019	November 30, 2018
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$8,703	$33,719
Prepaid expenses and other assets	606	68
Investment in life settlements, at estimated fair value	475,551	505,235
Receivable for maturity of life settlements	46,190	27,700
Total assets	$531,050	$566,722

LIABILITIES AND STOCKHOLDERS' DEFICIT/EQUITY

Liabilities
Accounts payable and accrued expenses	8,501	1,410
Other liabilities (subject to compromise)*	7,588	5,997
Revolving Credit Facility debt, at estimated fair value	394,570	346,671
Promissory notes payable (subject to compromise)*	146,393	137,813
Promissory notes interest payable (subject to compromise)*	—	8,580
Total liabilities	557,052	500,471

Share Capital (1 share of $1 authorized and issued)	—	—
Additional paid in capital	60,602	60,602
Accumulated deficit/retained earnings	(86,604)	5,649
Total stockholders' deficit/equity	(26,002)	66,251

Total liabilities and stockholders' equity	$531,050	$566,722

*Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts different from those recorded in the condensed consolidated balance sheet.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Operations

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2019	2018	2019	2018
Change in Fair Value of Life Settlements (Notes 10 & 15)	$(17,075)	$2,419	$(29,825)	$13,899
Other income	131	87	365	170
Total income	(16,944)	2,506	(29,460)	14,069

Interest expense	2,600	5,685	5,000	10,872
Interest expense - affiliate	—	2,478	—	4,852
Change in fair value of White Eagle Revolving Credit Facility (Notes 11 & 15)	29,071	(3,002)	43,679	(4,626)
Participation Interest - Revolving Credit Facility	—	—	—	340
Reorganization cost	6,742	—	8,644	—
Legal fees	627	724	1,214	1,151
Professional fees	523	557	950	1,032
Administrative service fees - affiliate	1,338	1,312	2,765	2,371
Other general and administrative expenses	442	95	540	196
Total expenses	41,343	7,849	62,792	16,188
Income taxes	—	—	—	—
(Loss) income	$(58,287)	$(5,343)	$(92,252)	$(2,119)

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Cash Flows

	For the Six Months Ended May 31,
	2019	2018

Net cash used in operating activities	$(10,632)	$(12,076)
Cash flows from investing activities
Premiums paid on life settlements	(50,947)	(44,930)
Proceeds from maturity of life settlements	32,342	31,804
Net cash used in investing activities	$(18,605)	$(13,126)
Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	—	(19,543)
Borrowings from White Eagle Revolving Credit Facility	4,221	44,912
Net cash provided by financing activities	$4,221	$25,369
Net increase/(decrease) in cash and cash equivalents	(25,016)	167
Cash and cash equivalents, at beginning of the period	33,719	12,129
Cash and cash equivalents, at end of the period	$8,703	$12,296
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$5,000	$10,872

Related Party Transactions

Certain related party transactions had been eliminated in consolidation. Due to the deconsolidation of Lamington, transactions after November 13, 2018 are no longer eliminated. The below is a description of related party transactions for the period.

Administrative Services Fees

In 2014, White Eagle entered into an Administrative Service Agreement with Imperial Finance and Trading ("IFT"). Under the agreement, IFT will perform certain non-discretionary, administrative or ministerial services to assist with certain reporting, compliance and document retention duties and obligations arising under or in connection with the Amended and Restated Loan and Securities Agreement. IFT shall recover all cost incurred in performing these services, with billings quarterly or annually. Bills will be based on actual cost or an appropriate allocation methodology. White Eagle incurred administrative service expenses of approximately $1.3 million during the three months ended May 31, 2019 and 2018, respectively, with $2.8 million and $2.4 million during the six months ended May 31, 2019 and 2018, respectively, amounts for 2018 were eliminated in consolidation. Amounts due from White Eagle resulting from the administrative services during six months ended May 31, 2019 are included in investment in deconsolidated subsidiaries and amounts payable to IFT are included in other liabilities on the Lamington Road DAC consolidated balance sheet totaling $7.6 million, net of repayments.

Promissory Notes Receivable

Effective May 16, 2014, Lamington entered into a 10 year, $59.3 million unsecured Promissory Note ("the 8.5% Promissory Note") with its parent company, Markley Asset Portfolio, LLC ("Markley"). The amount was used by Lamington as the partial purchase price of Markley’s interest in White Eagle. The annual interest rate on the Promissory Note is 8.5% and is due to be paid at the end of each calendar year; provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of May 31, 2019 the outstanding principal balance was $86.5 million, which includes $27.2 million in capitalized interest. Total interest expense related to the 8.5% Promissory Note was $0 and $1.7 million for the three months ended May 31, 2019 and 2018, respectively, with $0 and $3.4 million during the six months ended May 31, 2019 and 2018, respectively. The entire remaining principal balance of the 8.5% Promissory Note shall be due and payable, together with all accrued but unpaid interest, on May 16, 2024. No principal payments are due prior to the maturity date.

Effective July 28, 2017, Lamington issued an unsecured Promissory Note to Markley, in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy Profit Participating Notes issued by Markley to Lamington (the "Special Dividend Note").The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0% provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of May 31, 2019 the outstanding principal balance was $59.9 million, which includes $2.9 million in capitalized interest. Total interest expense related to the Special Dividend Note was $0 and $737,000 for the three months ended May 31, 2019 and 2018, respectively, with $0 and $1.5 million during the six months ended May 31, 2019 and 2018, respectively. The entire remaining principal balance of the Special Dividend Note shall be due and payable, together with all accrued but unpaid interest, on July 28, 2027. No principal payments are due prior to the maturity date. Approximately $570,000 was paid as interest for the six months ended May 31, 2018. There was no payment for the six months ended May 31, 2019.

At May 31, 2019, the notes were fair valued in accordance with ASC 820 with a fair value of approximately $70.1 million, resulting in a change in fair value of approximately $13.5 million for the six months ended May 31, 2019 which is included in change in fair value of investment in deconsolidated subsidiaries. The fair value of $70.1 million is included in investment in deconsolidated subsidiaries and not separately presented on the face of the consolidated balance sheet. At May 31, 2019 and 2018, the combined face value of the notes was $146.4 million and $137.8 million, respectively. The Company has stopped accruing interest on these notes effective December 1, 2018.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of May 31, 2019 and November 30, 2018, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Not Primary Beneficiary
	Non-consolidated VIE
	Total Assets	Maximum Exposure To Loss
May 31, 2019	$2,384	$2,384
November 30, 2018	$2,384	$2,384

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheet as of each of May 31, 2019 and November 30, 2018.

(7) Earnings Per Share

As of May 31, 2019 and 2018, there were 158,659,803 and 158,650,399 shares of common stock issued, respectively, and 158,051,803 and 158,042,399 shares of common stock outstanding, respectively. Outstanding shares as of May 31, 2019 and 2018 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months and six months ended May 31, 2019 and 2018 (in thousands except per share data).

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2019(1)	2018(2)	2019(1)	2018(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(25,868)	$(6,913)	$(63,327)	$(2,045)
Net income (loss) from discontinued operations	(16)	20	(33)	3
Net (loss) income	(25,884)	(6,893)	(63,360)	(2,042)
Basic and diluted (loss) income per common share:
Basic and diluted (loss) income per share from continuing operations	$(0.16)	$(0.04)	$(0.40)	$(0.01)
Basic and diluted (loss) income per share from discontinued operations	—	—	—	—
Basic and diluted (loss) income per share available to common shareholders	$(0.16)	$(0.04)	$(0.40)	$(0.01)
Denominator:
Basic and diluted	156,960,046	156,014,138	156,939,797	155,954,652

(1)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights, 1,083,333 shares of restricted stock, 44,500,000 shares of common stock underlying warrants, and up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS does not include 2,558,522 shares of restricted stock, 85,000 shares of common stock underlying options, 44,500,000 shares of common stock underlying warrants, and up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

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

Options

As of November 30, 2018, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during the three months and six months ended May 31, 2019 and 2018, respectively.

As of May 31, 2019, options to purchase 85,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The options were issued on June 6, 2013 and expires seven years after the date of grant. The following table presents the activity of the Company’s outstanding stock options to purchase common stock for the six months ended May 31, 2019:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance, December 1, 2018	85,000	$6.94	0.72	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	—	$—	—
Options expired	—	—	—
Options outstanding, May 31, 2019	85,000	$6.94	0.22	$—
Exercisable at May 31, 2019	85,000	$6.94	0.22
Unvested at May 31, 2019	—	—	—	$—

As of May 31, 2019, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred stock-based compensation expense of approximately $97,000 and $123,000 relating to restricted stock granted to the board and certain employees during the three months ended May 31, 2019 and 2018, respectively, and $195,000 and $173,000 during the six months ended May 31, 2019 and 2018, respectively.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which were subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. Approximately 46,000 and 60,000 shares of restricted stock were vested and forfeited, respectively, since issuance and 74,000 and 20,000 were vested and forfeited, respectively, during the eleven months ended November 30, 2018 with 0 unvested at May 31, 2019. The Company incurred stock-based compensation expense of approximately $0 and $29,000 related to these 200,000 shares of restricted stock during the three months ended May 31, 2019 and 2018 respectively, and income due to the forfeitures of $0 and $35,000 during the six months ended May 31, 2019 and 2018, respectively.

During the year ended December 31, 2017, the Company granted 51,132 shares of restricted stock to its directors under the Omnibus Plan, which were subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $17,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 51,132 shares of restricted stock of approximately $0 during the three months and six months ended May 31, 2019 and 2018. Approximately 42,610 shares of restricted stock vested during the year ended December 31, 2017, with 8,522 vested during the eleven months November 30, 2018.
During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 750,000 shares of restricted stock vested during the eleven months ended November 30, 2018 and 250,000 during the six months ended May 31, 2019 with 1,000,000 unvested at May 31, 2019.

The Company incurred stock-based compensation expense of approximately $89,000 and $90,000 during the three months ended May 31, 2019 and 2018, respectively, with $181,000 and $203,000 during the six months ended May 31, 2019 and 2018, respectively, related to these 2,000,000 shares of restricted stock.
During the eleven months ended November 30, 2018, the Company granted 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a two and three year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 66,667 shares of restricted stock vested during the three months and six months ended May 31, 2019 with 83,333 unvested at May 31, 2019. The Company incurred stock-based compensation expense of approximately $7,000 and $5,000 during the three months ended May 31, 2019 and 2018, respectively, with $13,000 and $5,000 during the six months ended May 31, 2019 and 2018, respectively, related to these 150,000 shares of restricted stock.

The following table presents the activity of the Company’s unvested shares of restricted stock for the six months ended May 31, 2019:

Common Unvested Shares	Number of Shares
Outstanding Balance, December 1, 2018	1,400,000
Granted	—
Vested	(316,667)
Forfeited	—
Outstanding May 31, 2019	1,083,333

The aggregate intrinsic value of the awards of 83,333 and 1,000,000 shares is $27,000 and $178,000, respectively, and the remaining weighted average life of these awards is 1.12 years and 0.47 years respectively as of May 31, 2019. As of May 31, 2019, a total of $205,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the eleven months November 30, 2018, the Company issued 100,000 SARs to the sole non-employee member of the ad hoc Capital Structure Committee of the Board, which will expire 10 years after the date the SARs were granted. The SARs will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee and had a fair value of $9,000 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The 100,000 SARs vested during the eleven months November 30, 2018 and remains unexercised at May 31, 2019.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Total income	$—	$17	$—	$17
Total expenses	16	(3)	33	14
Income (loss) before income taxes	(16)	20	(33)	3
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations, net of income taxes	$(16)	$20	$(33)	$3

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
As of May 31, 2019 and November 30, 2018, the Company through its consolidated and deconsolidated subsidiary companies, owned 576 and 588 policies, respectively, with an aggregate estimated fair value of life settlements of $476.8 million and $506.4 million, respectively. 574 of these policies with a fair value of approximately $475.6 million at May 31, 2019 are held by White Eagle whose results have been deconsolidated from the Company's results at November 30, 2018 and are pledged under the $370.0 million, White Eagle Revolving Credit Agreement. See Note 4, "Deconsolidation of Subsidiaries" and Note 5, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy," to the accompanying consolidated financial statements for further information. Two policies owned by the Company, with an aggregate death benefit of approximately $12.0 million and a fair value of $1.3 million were not pledged as collateral under the White Eagle Revolving Credit Facility and are included in the Company's consolidated financial statements.

The following describes the Company’s life settlements as of May 31, 2019 (dollars in thousands):
Policies Pledged Under White Eagle Revolving Credit Facility and Deconsolidated

The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by White Eagle at May 31, 2019 was 8.7 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Estimated Fair Value	Face Value
0 - 1	3	$10,299	$12,000
1 - 2	21	64,487	92,600
2 - 3	21	39,034	73,893
3 - 4	44	78,157	181,314
4 - 5	41	66,629	189,155
Thereafter	444	216,945	2,159,014
Total	574	$475,551	$2,707,976
*Based on remaining life expectancy at May 31, 2019, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements" in Note 15, "Fair Value Measurements" of the accompanying consolidated financial statements.

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

During the three months ended May 31, 2019 and 2018, the Company experienced maturities of 8 and 8 life insurance policies, respectively, with face amounts totaling $45.6 million and $31.2 million, respectively, resulting in a net gain of approximately $34.6 million and $13.9 million, respectively.

The below is an analysis of policy maturities for the three months and six months ended May 31, 2019 and 2018.

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Face value	$45,605	$31,235	$68,606	$53,935

Cost*	13,177	8,649	18,812	15,091
Accumulated Change in Fair Value*	(2,180)	8,714	(507)	10,844
Carrying Value	10,997	17,363	18,305	25,935

Gain on Maturities	$34,608	$13,872	$50,301	$28,000

Number of Policies	8	8	12	12

* Cost includes purchase price and premiums paid into the policy to date of maturity. Accumulated change in fair value is impacted by changes in discount rate, updated life expectancy estimates on the life insurance policy and cost of insurance increase.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of May 31, 2019, are as follows (in thousands):

Remainder of 2019	52,302
2020	109,397
2021	112,016
2022	111,206
2023	108,465
Thereafter	1,034,467
$1,527,853

The amount of $1.53 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

Policies Not Pledged
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at May 31, 2019 was 11.8 years.

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,255	12,000
Total	2	$1,255	$12,000
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at November 30, 2018 was 12.2 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	$—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,172	12,000
Total	$2	$1,172	$12,000

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of May 31, 2019, are as follows (in thousands):

Remainder of 2019	$85
2020	190
2021	221
2022	253
2023	285
Thereafter	4,970
$6,004
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

General and Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability. 574 life insurance policies with an aggregate death benefit of approximately $2.7 billion and an estimated fair value of approximately $475.6 million are pledged as collateral under the White Eagle Revolving Credit Facility at May 31, 2019. In addition, the equity interests in White Eagle have been pledged under the White Eagle Revolving Credit Facility.

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

Provided that (i) if (a) the Company failed to maintain a cash interest coverage ratio of at least 2.0:1 at any time during the immediately preceding calendar quarter or (b) the Company fails to take steps to improve its solvency in a manner acceptable to the required lenders (as determined in their sole and absolute discretion), then the cash flow sweep percentage to the lenders shall equal one-hundred percent (100%) and (ii) if such distribution date occurs on or after December 29, 2025, then the cash flow sweep percentage shall equal one-hundred percent (100%). Due to the White Eagle Chapter 11 Case, the Company no longer reports the ratio to the lender. As of May 31, 2019, the cash interest coverage ratio was 1.53:1. The lender ceased to provide its valuation to the Company subsequent to October 31, 2018.

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $45.4 million 8.5% Senior Secured Notes due July 15, 2021 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), the $75.8 million 5% Convertible Notes due February 15, 2023 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), and the $1.2 million 8.5% Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 12, "8.50% Senior Unsecured Convertible Notes", Note 13, "5.0% Senior Unsecured Convertible Notes" and Note 14, "8.5% Senior Secured Notes", to the accompanying consolidated financial statements for further information.

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

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Bankruptcy Court authorized the Debtors to use the proceeds of the cash collateral for a period of twenty (20) weeks (the "Cash Collateral"). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Bankruptcy Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such budget. On May 7, 2019, the Bankruptcy Court extended the Company’s use of the cash collateral for another nine (9) weeks and the DIP Financing was confirmed by the Bankruptcy Court on June 19, 2019.

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed from the collection account in accordance with the budget approved by the Bankruptcy court (in thousands):

Collection account balance at December 1, 2018	$28,059
Face value collected in current quarter	18,342
Face value collected in prior quarters	14,000
Other collections *	1,584
$61,985

Expenses paid from the collection account Post-Petition
Premiums	(49,424)
Interest paid in current quarter	(2,600)
Interest paid in prior quarters	(2,400)
White Eagle Credit Facility expenses	(4,340)
Total payment	$(58,764)

Collection account balance at May 31, 2019	$3,221

*Includes refund of premiums and interest earned on maturity proceeds

Assuming no event of default, funds on account from policy proceeds shall be distributed in specified stages of priority. Due to the White Eagle Chapter 11 Case, there was no waterfall distribution during the six month period ended May 31, 2019.

For the three months and six months ended May 31, 2018, approximately $23.6 million and $31.4 million , respectively, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Three Months Ended May 31, 2018	Six Months Ended May 31, 2018
Clause	Amount		Use of Proceeds
First:	$83	$167	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	7	17	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	5,685	10,872	Administrative Agent - Accrued and Unpaid Interest
Sixth:	17,780	19,543	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	—	340	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved - $0
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	416	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$23,555	$31,355

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the amendment to the White Eagle Revolving Credit Facility on November 9, 2015 (the "White Eagle Amendment"), ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the three months and six months ended May 31, 2019 and 2018, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Amount drawn for premium payments	$—	$22,218	$4,221	$44,912
Amount drawn in fees to service providers	—	642	—	1,281
Total amount drawn	$—	$22,860	$4,221	$46,193

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 31, 2018, the LIBOR floor increased from 2.11% to 3.01%. The effective rate at May 31, 2019 and 2018 was 9.51% and 6.61%, respectively. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six and a half percent (6.5%).

Interest paid during the period is recorded in the Company’s consolidated and deconsolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Total interest expense on the facility during the three months and six months ended May 31, 2019 and 2018 paid from maturity proceeds or paid directly by White Eagle was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Interest paid through waterfall	$—	$5,685	$—	$10,872
Interest paid by White Eagle	—	—	—	—
Participation interest paid through waterfall	—	—	—	340
Interest paid from collection account	2,600	—	5,000	—
Total interest expense	$2,600	$5,685	$5,000	$11,212

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

Covenants/Events of Defaults. The White Eagle Revolving Credit Facility contains covenants and events of default that are customary for asset-based credit agreements of this type, but also includes cross defaults under the servicing, account control, contribution and pledge agreements entered into in connection with the White Eagle Revolving Credit Facility (including in relation to breaches by third parties thereunder), certain changes in law, changes in control of or insolvency or bankruptcy of the Company and relevant subsidiary companies and performance of certain obligations by certain relevant subsidiary companies, White Eagle and third parties. Effective with the White Eagle Second Amendment, and as described above in "Amortization and Distributions", the White Eagle Revolving Credit Facility contains a financial covenant requiring White Eagle to maintain a cash interest coverage ratio of at least 1.75:1 commencing after June 30, 2019. Failure to maintain this ratio for 60 consecutive days after June 30, 2019 constitutes an event of default. There is no cash interest coverage ratio requirement that would result in an event of default prior to this date; however, any failure to maintain a cash interest coverage ratio of at least 2.0:1 does impact the cash flow sweep percentage for proceeds distributed through the waterfall. As of May 31, 2019, the cash interest coverage ratio was 1.53:1. The White Eagle Revolving Credit Facility also contains certain tests relating to asset maintenance, performance and valuation, the satisfaction of which will be determined by the lenders with a high degree of discretion.

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

The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts of CLMG to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations. The effective period under the Standstill Agreement was extended several times, finally to December 13, 2018.

On December 13, 2018, White Eagle filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The Chapter 11 case is being administered under case number 18-12808 (the "White Eagle Chapter 11 Case" and, together with the November Chapter 11Cases, the "Chapter 11 Cases").

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

The commencement of the White Eagle Chapter 11 Case, together with the related Chapter 11 Cases, constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV to enforce repayment by

White Eagle and/or such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. The previously announced Standstill Agreement among White Eagle, LNV and CLMG expired prior to the filing of the White Eagle Chapter 11 Case.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP (collectively the "Plaintiffs" filed the Suit against LNV, Silver Point and GWG the "Defendants") in the Bankruptcy Court where the Suit will be administered together with the previously filed and announced petitions for relief under Chapter 11 of the United States Bankruptcy Code of White Eagle, Lamington and WEGP (the "Chapter 11 Cases" and White Eagle, Lamington and WEGP, the "Debtors"). LNV, a subsidiary of Beal Bank ("Beal"), is the lender under the White Eagle Revolving Credit Facility.

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

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Bankruptcy Court authorized the Debtors to use the proceeds of the cash collateral for a period of twenty (20) weeks (the "Cash Collateral'). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Bankruptcy Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such budget. On May 7, 2019, the Bankruptcy Court extended the Company’s use of the cash collateral for another nine (9) weeks and the DIP Financing was confirmed by the Bankruptcy Court on June 19, 2019.

Global Settlement Agreement in Principle in Bankruptcies

On May 7, 2019, a global settlement in principle of the Chapter 11 Cases and the Suit was announced on the record to, and filed with, the Bankruptcy Court jointly by the Debtors and Defendants (the "Proposed Settlement"). The Proposed Settlement would be effected together with the plan of reorganization, in accordance with the following schedule: (x) the Proposed Settlement and plan of reorganization, and other relevant documents, would be filed with the Bankruptcy Court by May 24, 2019, (y) the parties would use their best efforts to have the Proposed Settlement approved by the Bankruptcy Court by June 7, 2019, and (z) the parties would use their best efforts to have a confirmation hearing for approval of the plan of reorganization by the Bankruptcy Court held on or before June 21, 2019.

Pursuant to the Proposed Settlement, among other things:

•
White Eagle shall have up to and including September 17, 2019 to satisfy any and all obligations to LNV under the Credit Facility by paying LNV 102% of its outstanding principal plus accrued interest at the relevant default rate, accrued fees and costs, which aggregate amount would include the resolution of the 45% participation interest element of the Credit Facility which was part of the subject matter of the Suit;

•	If White Eagle satisfies such obligations after September 17, 2019 and by December 30, 2019, the amount due on the outstanding principal would increase to 104%;

•
In the event LNV has not received the payoff described above by September 17, 2019, the court-appointed liquidation trustee, together with investment banking assistance from Maple Life Financial, LLC, shall have full authority to sell White Eagle’s life insurance policy portfolio (which constitutes collateral under the Credit Facility) for the maximum amount achievable through an orderly sale process, taking into account that the transaction must be closed no later than December 30, 2019; in connection with this authority, the liquidation trustee and the investment banker may work prior to September 17, 2019 to prepare the portfolio for sale, but may not take actions to actually commence a sale including, but not limited to, marketing the portfolio or contacting potential buyers about the portfolio, prior to such date.

•
If the portfolio is sold in whole or in part, LNV shall only have the right to step in to bid for such sale if, and to the extent, the total amounts generated through the sale thereof do not fully satisfy the payoff amount.

•
If the sale of any portion of the Collateral has not closed or the proceeds of such sale(s) have not been received by CLMG by December 30, 2019, (i) if the Payoff Amount has not then been paid in cash in full, such Collateral shall be transferred on or before Noon Eastern on December 31, 2019 to CLMG (or its designee) in full satisfaction of the remaining unpaid portion of the amounts due to LNV.

In addition, in order to provide sufficient cash flow to the Company during this period, and subject to negotiation of mutually-agreed upon terms and conditions, the Debtors shall have the right to use proceeds from the maturity of any portfolio policy and resolution of certain claims, and LNV will provide the Debtors a revolving $15.0 million of debtor-in-possession financing (which amount may be increased if found to be insufficient) through December 30, 2019 (the "DIP Financing").

Plan of Reorganization

On June 5, 2019, the Bankruptcy Court approved an agreement memorializing the Proposed Settlement (the "Settlement Agreement") and the DIP Financing. The plan of reorganization for the Chapter 11 Cases, which implements the Settlement Agreement and the DIP Financing (the "Plan of Reorganization") was confirmed by the Bankruptcy Court on June 19, 2019. In addition, the Plan of Reorganization provides for the payment of all other allowed third party creditor claims in full, including allowed professional fees and taxes.

Deconsolidation of Subsidiaries

Lamington and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited) financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation requires that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Road Bermuda (which collectively are referred to herein as the "Deconsolidated Entities"). Therefore, our 2019 results are not comparable with 2018, the post-petition results are not included in our consolidated results for the three months and six months ended May 31, 2019. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

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

At May 31, 2019, the fair value of the outstanding debt was $394.6 million with approximately $368.0 million of outstanding principal.

Based on the Settlement Agreement described above, the outstanding debt is scheduled to be repaid by September 17, 2019 with latest repayment date being December 30, 2019. At May 31, 2019, approximately $3.2 million included in cash of the deconsolidated subsidiaries was on account with White Eagle. With the White Eagle Chapter 11 Case, the Bankruptcy Court authorized the Debtors to use the proceeds of the cash collateral for a period of twenty (20) weeks (the "Cash Collateral"). The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Bankruptcy Court. On May 7, 2019, the Bankruptcy Court extended the Company’s use of the cash collateral for another nine (9) weeks and the DIP Financing was confirmed by the Bankruptcy Court on June 19, 2019.

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

On February 20, 2019, the Company received written notice from U.S. Bank, National Association, the trustee under New Convertible Note Indenture, that the Company was in default (the "Event of Default") under the New Convertible Note Indenture for failure to pay the principal amount and accrued interest due upon maturity on February 15, 2019 of Convertible Notes due 2019 (the "Convertible Notes"). The outstanding principal amount of the Convertible Notes was $1.2 million and accrued interest thereon was approximately $88,000 as of May 31, 2019.

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

As of May 31, 2019, the carrying value of the Convertible Notes was $1.2 million.

During the three months ended May 31, 2019, the Company recorded $25,000 of interest expense on the Convertible Notes, compared to interest expense of $46,000 during the three months ended May 31, 2018, which included $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively.

During the six months ended May 31, 2019, the Company recorded $71,000 of interest expense on the Convertible Notes, including $51,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively compared to interest expense of $92,000, during the six months ended May 31, 2018, which included $51,000, $36,000 and $5,000 from interest, amortizing debt discounts and origination costs, respectively.

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

As of May 31, 2019, the carrying value of the New Convertible Notes was $70.4 million, net of unamortized debt discounts and origination costs of $4.8 million and $706,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months ended May 31, 2019, the Company recorded $1.3 million of interest expense on the New Convertible Notes, including $948,000, $285,000 and $42,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $1.3 million during the three months ended May 31, 2018, which included $948,000, $266,000 and $39,000 from interest, amortizing debt discounts and origination costs, respectively.

During the six months ended May 31, 2019, the Company recorded $2.5 million of interest expense on the 5% Convertible Notes, including $1.9 million, $541,000 and $80,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $2.5 million during the six months ended May 31, 2018, which included $1.9 million, $504,000 and $75,000 from interest, amortizing debt discounts and origination costs, respectively.

(14) 8.5% Senior Secured Notes

In connection with the Transaction Closing, the Company and the Senior Secured Note Trustee entered into an Amended and Restated Senior Secured Note Indenture to amend and restate the Senior Secured Indenture between the Company (as amended and restated, the “Amended and Restated Senior Note Indenture") and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "8.5% Senior Secured Notes") in an aggregate amount of $30.0 million. The Amended and Restated Senior Secured Indenture allows for an aggregate of $40.0 million of 8.5% Senior Secured Notes to be issued thereunder. On August 11, 2017 and August 14, 2017 the Company issued an additional $3.5 million and $1.5 million of 8.5% Senior Secured Notes which resulted in total notes issued of $45.4 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017. Certain holders of the Company's securities that are party to Board Designation Agreements (as discussed below), purchased approximately $24.5 million of the 8.5% Senior Secured Notes that were issued in exchange for 15% Senior Secured Notes during the year ended December 31, 2017.

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

On January 10, 2018, the Company commenced the process of appointing a liquidator to liquidate Blue Heron. The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months, and liquidation was still pending at May 31, 2019. Blue Heron is an inactive subsidiary of the Company. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"),entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement Pledge and Security Agreement, dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

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

The Company issued an additional $970,000 and $1.7 million in additional 8.5% Senior Secured Notes in lieu of a cash payment of interest to the relevant holders of the notes during the three months and six months ended May 31, 2019, respectively.

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

At May 31, 2019, the outstanding principal of the 8.5% Senior Secured Notes was $45.4 million with a carrying value of $42.7 million, net of discount and unamortized debt issuance cost of $2.0 million and $697,000, respectively.
During the three months ended May 31, 2019, the Company recorded approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest expense, $71,000 of amortizing debt issuance costs and $133,000 of amortizing of debt discount, respectively, compared to approximately $826,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended May 31, 2018, which includes $760,000 of interest and $66,000 of amortizing debt issuance costs, respectively.
During the six months ended May 31, 2019, the Company recorded approximately $2.9 million of interest expense on the 8.5% Senior Secured Notes, which includes $2.5 million of interest and $133,000 of amortizing debt issuance costs and $193,000 of amortizing of debt discount respectively, compared to approximately $1.6 million of interest expense on the 8.5% Senior Secured Notes, during the six months ended May 31, 2018, which includes $1.5 million of interest and $129,000 of amortizing debt issuance costs, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of May 31, 2019, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements - Deconsolidated	$—	$—	$475,551	$475,551
Investment in life settlements - Consolidated	—	—	1,255	1,255
	$—	$—	$476,806	$476,806

Investment in deconsolidated subsidiaries	$—	$—	$77,177	$77,177

The balances of the Company’s liabilities measured at fair value on a recurring basis as of May 31, 2019 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility - Deconsolidated	$—	$—	$394,570	$394,570
	$—	$—	$394,570	$394,570

The balances of the Company’s assets measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements - Deconsolidated	$—	$—	$505,235	$505,235
Investment in life settlements - Consolidated	—	—	1,172	1,172
	$—	$—	$506,407	$506,407

Investment in deconsolidated subsidiaries	$—	$—	$128,795	$128,795

The balances of the Company’s liabilities measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility - Deconsolidated	$—	$—	$346,670	$346,670
	$—	$—	$346,670	$346,670

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

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements - Deconsolidated
	Fair Value at 5/31/19	Aggregate death benefit at 05/31/19	Valuation Technique	Unobservable Input	Range (Weighted Average)
Non-premium financed - Deconsolidated	$88,648	$283,070	Discounted cash flow	Discount rate	12.25%	-	13.25%
				Life expectancy evaluation	(5.6 years)
Premium financed - Deconsolidated	$386,903	$2,424,906	Discounted cash flow	Discount rate	12.25%	-	19.25%
				Life expectancy evaluation	(9.0 years)
Life settlements - Deconsolidated	$475,551	$2,707,976	Discounted cash flow	Discount rate	13.44%
				Life expectancy evaluation	(8.7 years)
Premium financed - Consolidated	$1,255	$12,000	Discounted cash flow	Discount rate	13.25%	-	14.75%
				Life expectancy evaluation	(11.8 years)
Life settlements	476,806	$2,719,976	Discounted cash flow	Discount rate	13.44%
				Life expectancy evaluation	(8.7 years)
Investment in deconsolidated subsidiaries	$77,177	$—	Discounted cash flow	Discount rate	13.00%
				Payoff amount and timeframe
White Eagle Revolving Credit Facility - Deconsolidated	$394,570	$2,707,976	Discounted cash flow	Discount rate	15.44%
				Life expectancy evaluation	(8.7 years)

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

On October 18, 2018, 21st Services, LLC ("21st Services") announced revisions to its underwriting methodology, which revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 9%. On October 29, 2018, AVS Underwriting LLC ("AVS"), also announced revisions to its underwriting methodology without an estimated impact, which resulted in an average lengthening of the life expectancies by approximately 13%.

To account for the impact of the revisions by 21st Services and based off of market responses to the methodology change, the Company decided to lengthen the life expectancies furnished by 21st Services by 9% during the eleven months ended November 30, 2018, the resulting impact was approximately $124.0 million reduction in the fair value of its life settlements.

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

Moving forward, the Company will procure its life expectancy report from 21st Services on a periodic basis and expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. The amount of policies that are lengthened by the Company in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured. As of May 31, 2019, the Company received 262 updated life expectancies reports from 21st Services. These life expectancies reported an average lengthening of life expectancy of 22.8% based on this sample.

Future changes in the life expectancies could have a material adverse effect on the fair value of the Company’s life settlements, which could have a material adverse effect on its business, financial condition and results of operations.

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value as of May 31, 2019 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment - Deconsolidated	Value	Change in Value
+6	$402,435	$(73,116)
-	$475,551	$—
-6	$556,002	$80,451

Life Expectancy Months Adjustment - Consolidated	Value	Change in Value
+6	$1,052	$(203)
-	$1,255	$—
-6	$1,467	$212

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at May 31, 2019, the Company determined that the weighted average discount rate calculated based on death benefit was 13.44% compared to 13.42% at November 30, 2018.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At May 31, 2019, the Company had 19 life insurance policies issued by three carriers that were rated non-investment grade as of that date. In order to compensate a market participant for the perceived credit and challenge risks associated with these policies, the Company applied an additional 300 basis point risk premium.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of May 31, 2019:

Carrier - Deconsolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody's Rating	S&P Rating
Transamerica Life Insurance Company	18.5%	21.1%	A1	AA-
Lincoln National Life Insurance Company	22.6%	20.1%	A1	AA-

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100%	100%	Aa3	AA-

Estimated risk premium

As of May 31, 2019, the life settlement portfolio includes 574 policies held by the deconsolidated subsidiaries with an estimated fair value of $475.6 million and 2 policies held by Emergent with an estimated fair value of $1.3 million totaling 576 policies. Of these 576 policies, 503 were previously premium financed and are valued using discount rates that range from 12.25% to 19.25%. The remaining 71 policies, which are non-premium financed, are valued using discount rates that range from 12.25% to 13.25%. As of May 31, 2019, the weighted average discount rate calculated based on death benefit used in valuing the policies in the Company’s life settlement portfolio was 13.44%.

Market interest rate sensitivity analysis

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate was increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of May 31, 2019 would be as follows (dollars in thousands):

Weighted Average Rate Calculated Based on Death Benefit - Deconsolidated	Rate Adjustment	Value	Change in Value
12.94%	(0.50)%	$488,025	$12,474
13.44%	—	$475,551	$—
13.94%	0.50%	$463,656	$(11,895)

Weighted Average Rate Calculated Based on Death Benefit - Consolidated	Rate Adjustment	Value	Change in Value
14.00%	(0.50)%	$1,312	$57
14.50%	—	$1,255	$—
15.00%	0.50%	$1,202	$(53)

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

White Eagle Revolving Credit Facility— As of May 31, 2019, 574 policies are pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. Absent an event of default under the White Eagle Revolving Credit Facility, ongoing borrowings will be used to pay the premiums on these policies and certain approved third party expenses. As more fully described in Note 11, "White Eagle Revolving Credit Facility," prior to the Chapter 11 filings, proceeds from the maturity of the policies pledged as collateral under the White Eagle Revolving Credit Facility are distributed pursuant to a waterfall. After premium payments, fees to service providers and payments of interest, a percentage of the collections from policy proceeds are to be paid to the Company, which will vary depending on the then LTV ratio.

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

The Company elected to account for the debt under the White Eagle Revolving Credit Facility in accordance with ASC 820, which includes the 45% interest in policy proceeds payable to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. We calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the White Eagle Revolving Credit Facility and probabilistic cash flows from the pledged policies. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value calculation at May 31, 2019, incorporates a probability weighted assessment of expected cash flows based on the Settlement Agreement approved by the Bankruptcy Court as documented above.

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

At May 31, 2019, the fair value of the outstanding debt was $394.6 million with approximately $368.0 million of outstanding principal.

Discount rate of the White Eagle Revolving Credit Facility

The discount rate incorporates current information about market interest rates, credit exposure to insurance companies and the Company’s estimate of the return a lender lending against the policies would require.

Market interest rate sensitivity analysis of the White Eagle Revolving Credit Facility

The extent to which the fair value of the White Eagle Revolving Credit Facility could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of the White Eagle Revolving Credit Facility as of May 31, 2019 would be as follows (dollars in thousands):

Discount Rate	Rate Adjustment	Fair Value of White Eagle Revolving Credit Facility	Change in Value
14.94%	(0.50)%	$394,919	$349
15.44%	—	$394,570	$—
15.94%	0.50%	$394,224	$(346)

Future changes in the discount rates could have a material effect on the fair value of the White Eagle Revolving Credit Facility, which could have a material adverse effect on its business, financial condition and results of its operations.

Investment in deconsolidated subsidiaries - As previously discussed in Note 4, upon the deconsolidation of Lamington, an investment was recorded for $278.4 million which represented the fair value of the Company's investment in Lamington at November 13, 2018. The amount was equivalent to the carrying value of Lamington's net assets. The fair value measurements were calculated using unobservable inputs, primarily discounted cash flow analysis and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of similar nature. The investment was further valued at November 30, 2018 by a third party also using unobservable inputs, which utilizes a discounted cash flow analysis considering the anticipated date the Company would emerge from bankruptcy, the settlement amount of debt, and future expenses, resulted in a fair value of approximately $128.8 million, the Company further evaluate its investment at May 31, 2019 and took a further reduction of approximately $52.8 million, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries, the fair value was $77.2 million at May 31, 2019.

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the six months ended May 31, 2019, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements - Consolidated: :
Balance, December 1, 2018	$1,172
Purchase of policies	—
Change in fair value	6
Matured/lapsed/sold policies	—
Premiums paid	77
Balance, May 31, 2019	$1,255
Changes in fair value included in earnings for the period relating to assets held at May 31, 2019	$6

Life Settlements - Deconsolidated:
Balance, December 1, 2018	$505,235
Purchase of policies	—
Change in fair value	(29,825)
Receivable for maturity of life settlement write off (Note 17)	17,800
Matured/lapsed/sold polices	(68,606)
Premiums paid	50,947
Balance, May 31, 2019	$475,551
Changes in fair value included in earnings for the period relating to deconsolidated assets held at May 31, 2019	$69,907

The following table provides a roll-forward in the changes in fair value for the six months ended May 31, 2019, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, December 1, 2018	$346,670
Draws under the White Eagle Revolving Credit Facility	4,221
Payments on White Eagle Revolving Credit Facility	—
Unrealized change in fair value	43,679
Balance, May 31, 2019	$394,570
Changes in fair value included in earnings for period relating to liabilities held at May 31, 2019	$43,679
The following table provides a roll-forward in the changes in fair value for the period ended six months ended May 31, 2019, for the investment in deconsolidated subsidiaries for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Investment in Deconsolidated Subsidiaries
Investment in Lamington at December 1, 2018	$128,795
Increase in basis investment	1,151
Change in fair value	(52,769)
Investment in Lamington at May 31, 2019	$77,177

The following table provides a roll-forward in the changes in fair value for the six months ended May 31, 2018, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, December 1, 2017	$557,786
Purchase of policies	—
Change in fair value	13,895
Matured/sold policies	(53,935)
Premiums paid	44,990
Transfers into level 3	—
Transfers out of level 3	—
Balance, May 31, 2018	$562,736
Changes in fair value included in earnings for the period relating to assets held at May 31, 2018	$21,238

The following table provides a roll-forward in the changes in fair value for the six months ended May 31, 2018, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, December 1, 2017	$326,104
Draws under the White Eagle Revolving Credit Facility	46,193
Payments on White Eagle Revolving Credit Facility	(19,543)
Unrealized change in fair value	(4,626)
Transfers into level 3	—
Transfer out of level 3	—
Balance, May 31, 2018	$348,128
Changes in fair value included in earnings for the period relating to liabilities at May 31, 2018	$(4,626)

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the six months ended May 31, 2019 and 2018.

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

(17) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $261,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $75,000 and $116,000 for the three months ended May 31, 2019 and 2018, respectively, with approximately $152,000 and $230,000 for the six months ended May 31, 2019 and 2018, respectively.

During the eleven months ended November 30, 2018, the Company entered into a sublease agreement with a subtenant that commenced on October 1, 2018 and expires on September 15, 2020. The annual base rent of the subtenant is $78,000. On March 11, 2019 the sublease contract was amended to increase the square footage thereunder, hence increasing the annual base rent to $89,000.

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

Litigation Settlement

On May 22, 2019, a settlement in the amount of $21.3 million was signed between Lincoln Benefit Life Company, White Eagle Asset Portfolio, L.P. and Emergent Capital, Inc. pursuant to which Lincoln Benefit, agreed to not to contest the 55 life insurance policies that are presently owned by White Eagle policies and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The settlement relates to six separate legal actions pertaining to the validity of certain White Eagle policies and receivables for maturities of life settlements totaling $39.1 million. The settlement of the litigation was approved by the Bankruptcy Court in June 2019, and accordingly, the receivable for maturities of life settlement was adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements loss in the condensed and consolidated financial statements of the Debtors at May 31, 2019. The $2.0 million settlement related to the Allstate lawsuit will be recorded upon receipt. All amounts were received in June 2019.

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

Voluntary Petitions for Relief Under Chapter 11 and Suit

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

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP, collectively the "Plaintiffs", filed suit (the "Suit") against LNV Corporation ("LNV"), Silver Point Capital L.P. ("Silver Point") and GWG Holdings, Inc. ("GWG" and, with LNV and Silver Point, the "Defendants") in the Bankruptcy Court, where the Suit will be administered together with the Chapter 11 Cases. LNV, a subsidiary of Beal Bank ("Beal"), is the lender under the White Eagle Revolving Credit Facility.

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

Global Settlement Agreement in Principle in Bankruptcies

On May 7, 2019, a global settlement in principle of the Chapter 11 Cases and the Suit was announced on the record to, and filed with, the Bankruptcy Court jointly by the Debtors and Defendants (the "Proposed Settlement"). The Proposed Settlement would be effected together with the plan of reorganization, in accordance with the following schedule: (x) the Proposed Settlement and plan of reorganization, and other relevant documents, would be filed with the Bankruptcy Court by May 24, 2019, (y) the parties would use their best efforts to have the Proposed Settlement approved by the Bankruptcy Court by June 7, 2019, and (z) the parties would use their best efforts to have a confirmation hearing for approval of the plan of reorganization by the Bankruptcy Court held on or before June 21, 2019.

On June 5, 2019, the Bankruptcy Court approved an agreement memorializing the Proposed Settlement (the "Settlement
Agreement") and a debtor-in-possession credit agreement (the "DIP Financing"). The plan of reorganization for the Chapter
11 Cases, which implements the Settlement Agreements and the DIP Financing (the "Plan of Reorganization") was confirmed by the Bankruptcy Court on June 19, 2019.

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

(18) Stockholders’ Deficit/Equity

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of May 31, 2019, options to purchase 85,000 shares of common stock granted to existing employees were outstanding, 100,000 shares of stock appreciation rights had been granted to directors and were fully vested and outstanding, 633,215 shares of restricted stock had been granted to directors and were fully vested, 2,270,000 shares of restricted stock units had been granted to certain employees, with a total of 1,083,333 shares subject to vesting. Approximately 1,186,667 shares have been vested since granted. There were 9,511,785 securities remaining for future issuance under the Omnibus Plan as of May 31, 2019.

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

(19) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an annual effective tax rate of (5.66)% and a total tax expense of approximately $3.2 million for the three and six months ended May 31, 2019. The Company’s quarterly effective income tax rates are based upon the Company’s annual estimated tax rate. The Company’s annual estimated tax rate varies based upon the Company’s expected annual federal taxable earnings, as well as on a mix of taxable earnings in the various state and foreign jurisdictions. The Company’s estimated annual effective rate is principally due to expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical NOLs, and interest expense limitations under IRC Sec. 264(a)(4) that are expected to apply when determining tested income for the GILTI inclusion.

Based on the Company's evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the six months ended May 31, 2019, the Company does not expect that position to change and therefore is not recording any income tax benefit.

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

(20) Subsequent Events
Global Settlement Agreement

The Company also previously announced that a global settlement in principle of the Chapter 11 Cases and the Suit was announced on the record to, and filed with, the Bankruptcy Court jointly by the Debtors and Defendants (the "Proposed Settlement").

On June 5, 2019, the Bankruptcy Court approved an agreement memorializing the Proposed Settlement (the "Settlement Agreement") and a debtor-in-possession credit agreement (the "DIP Financing"). The plan of reorganization for the Chapter 11 Cases, which implements the Settlement Agreements and the DIP Financing (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court on June 19, 2019.

Plan of Reorganization

On June 19, 2019, the Bankruptcy Court entered an order confirming the plan of reorganization for the Chapter 11 Cases (the "Plan"). The Plan implements the Settlement Agreement and the DIP Financing. In addition, the Plan provides for the payment of all other allowed third party creditor claims in full, including allowed professional fees and taxes. The effective date of the Plan occurred on June 19, 2019.

Settlement Agreement

The Settlement Agreement by and among LNV, CLMG, White Eagle, Lamington, WEGP, the Company, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, OLIPP IV, LLC and Markley Asset Portfolio LLC, dated as of May 24, 2019, provides for the Debtors to arrange financing, the proceeds of which will be used to pay off the Credit Facility at 102%, if paid by September 17, 2019, or 104%, if paid by December 30, 2019, of the outstanding principal amount plus accrued and unpaid interest, at which point the Credit Facility will be terminated in all respects. If the Credit Facility is not paid in full by September 17, 2019, a liquidation trustee appointed by the Bankruptcy Court may begin selling life insurance policies out of White Eagle’s portfolio, with the proceeds of any such sales used to pay down the Credit Facility. If the Credit Facility is not paid in full by December 30, 2019, the lender thereunder may take possession of the remaining collateral pledged in support thereof. The Settlement Agreement constitutes the settlement of all matters between the lender and its related parties and the Debtors, including with respect to the Credit Agreement, the Chapter 11 Cases, and the Suit.

DIP Financing

The DIP Financing by and among White Eagle, as the DIP borrower, LNV Corporation, as DIP Lender, CLMG Corp., as DIP Agent, and Lamington and WEGP as DIP guarantors, dated as of May 24, 2019, provides for DIP loans of up to 15.0 million and matures on the earlier of (x) December 30, 2019 or (y) the date of acceleration of the loans under the DIP Financing or termination of the DIP Financing by the DIP Agent following an Event of Default thereunder. The DIP Financing bears interest at the rate per annum of the sum of (i) the greater of (a) LIBOR or, if LIBOR is unavailable, a base rate consisting of the Federal Funds Rate plus 0.5%, and (b) 1.50%, plus (ii) 4.50%, and may be prepaid without premium or penalty. The DIP Financing is subject to customary representations and warranties and is guaranteed by Lamington and WEGP.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below and should be read in conjunction with the financial statements and accompanying notes included with this Quarterly Report on Form 10-Q. This discussion contains forward looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward looking statements as a result of various factors. See "Forward Looking Statements."

Business Overview

Incorporated in Florida, Emergent Capital through its consolidated and deconsolidated subsidiary companies owns a portfolio of 576 life insurance policies, also referred to as life settlements, with a fair value of approximately $476.8 million and an aggregate death benefit of approximately $2.7 billion at May 31, 2019. The Company primarily earns income on its life insurance policies from changes in their fair value and through death benefits.

The Company has incurred substantial losses and reported negative cash flows from operating activities of $6.2 million for the six months ended May 31, 2019 and $21.2 million for the six months ended May 31, 2018. As of May 31, 2019, we had approximately $1.4 million of cash and cash equivalents and certificates of deposit of $506,000; of this amount, approximately $1.4 million is available to pay premiums on the two unencumbered policies for which such expenses will approximate $86,000 in 2019 and other overhead expenses.

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Court authorized the Debtors to use the proceeds of pre-petition cash collateral for a period of twenty (20) weeks (the "Cash Collateral') which allowance was extended in May 2019 for another nine (9) weeks. The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such Budget.

Global Settlement Agreement in Principle in Bankruptcies

On May 7, 2019, a global settlement in principle of the Chapter 11 Cases and the Suit was announced on the record to, and filed with, the Bankruptcy Court jointly by the Debtors and Defendants (the "Proposed Settlement"). The Proposed Settlement would be effected together with the plan of reorganization, in accordance with the following schedule: (x) the Proposed Settlement and plan of reorganization, and other relevant documents, would be filed with the Bankruptcy Court by May 24, 2019, (y) the parties would use their best efforts to have the Proposed Settlement approved by the Bankruptcy Court by June 7, 2019, and (z) the parties would use their best efforts to have a confirmation hearing for approval of the plan of reorganization by the Bankruptcy Court held on or before June 21, 2019.

Pursuant to the Proposed Settlement, among other things:

•
White Eagle shall have up to and including September 17, 2019 to satisfy any and all obligations to LNV under the Credit Facility by paying LNV 102% of its outstanding principal plus accrued interest at the relevant default rate, accrued fees and costs, which aggregate amount would include the resolution of the 45% participation interest element of the Credit Facility which was part of the subject matter of the Suit;

•	If White Eagle satisfies such obligations after September 17, 2019 and by December 30, 2019, the amount due on the outstanding principal would increase to 104%;

•
In the event LNV has not received the payoff described above by September 17, 2019, the appointed liquidation trustee, together with investment banking assistance from Maple Life Financial, LLC, shall have full authority to sell White Eagle’s life insurance policy portfolio (which constitutes collateral under the Credit Facility) for the maximum amount achievable through an orderly sale process, taking into account that the transaction must be closed no later than December 30, 2019; in connection with this authority, the liquidation trustee and the investment banker may work prior to September 17, 2019 to prepare the portfolio for sale, but may not take actions to actually commence a sale including, but not limited to, marketing the portfolio or contacting potential buyers about the portfolio, prior to such date.

•
If the portfolio is sold in whole or in part, LNV shall only have the right to step in to bid for such sale if, and to the extent, the total amounts generated through the sale thereof do not fully satisfy the payoff amount.

•
If the sale of any portion of the Collateral has not closed or the proceeds of such sale have not been received by CLMG by December 30, 2019 and ) if the Payoff Amount has not then been paid in cash in full, such Collateral shall be transferred on or before Noon Eastern on December 31, 2019 to CLMG (or its designee) in full satisfaction of the remaining unpaid portion of the amounts due to LNV.

In addition, in order to provide sufficient cash flow to the Company during this period, and subject to negotiation of mutually-agreed upon terms and conditions, the Debtors shall have the right to use proceeds from the maturity of any portfolio policy and resolution of certain claims, and LNV will provide the Debtors a revolving $15.0 million of debtor-in-possession financing (which amount may be increased if found to be insufficient) through December 30, 2019 (the "DIP Financing").

On June 5, 2019, the Bankruptcy Court approved an agreement memorializing the Proposed Settlement (the "Settlement Agreement") and a debtor-in-possession credit agreement (the "DIP Financing"). The plan of reorganization for the Chapter 11 Cases, which implements the Settlement Agreements and the DIP Financing (the "Plan of Reorganization") was confirmed by the Bankruptcy Court on June 19, 2019.

Liquidity

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of death benefits from life insurance policy maturities, strategic capital market raises, pledged policy sales (subject to the Settlement Agreement), draws on the DIP Financing, secure financing needed to exit the bankruptcy process, utilizing death benefits for payment of premiums and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $3.0 million of cash and cash equivalents inclusive of certificates of deposit of $506,000. Our deconsolidated subsidiaries holds approximately $33.4 million in cash and cash equivalents which is restricted by the Bankruptcy Court. In considering our forecast for the next twelve months and the pending repayment of the debt under the White Eagle Revolving Credit Facility, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet its financial needs. In considering the factors above, management plans to continue to operate our business and to comply with the Plan of Reorganization plan and utilize the DIP Financing if and when needed.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

White Eagle Revolving Credit Facility Events

Our deconsolidated subsidiary, White Eagle, is the owner of 574 life insurance policies with an aggregate death benefit of approximately $2.7 billion and a fair value of approximately $475.6 million at May 31, 2019. White Eagle pledged its policies as collateral to secure borrowings made under the White Eagle Revolving Credit Facility, which is used, among other things, to pay premiums on the life insurance policies owned by White Eagle. Borrowings under the White Eagle Revolving Credit Facility fund the payment of premiums on the life insurance policies that have been pledged as collateral for the White Eagle Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

During the six months ended May 31, 2019, our deconsolidated subsidiaries experienced maturity of 12 life insurance policies with face amounts totaling $68.6 million, resulting in a net gain of approximately $50.3 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the deconsolidated subsidiaries statements of operations for the six months ended May 31, 2019. Proceeds from maturities totaling $32.3 million were received during the six months ended May 31, 2019 and were used solely for the purposes permitted under the budget approved by the Bankruptcy Court.

Assuming we recognize no policy maturities, our estimated premiums for the remainder of 2019 would be $53.3 million. White Eagle would be eligible to borrow approximately $53.3 million of this amount subject to the Company securing new financing to exit the bankruptcy process with approximately $86,000 in estimated premiums required to maintain the policies not pledged as collateral under the White Eagle Revolving Credit Facility as of May 31, 2019.

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

Deconsolidation

Lamington and its subsidiaries’ (White Eagle and WEGP) filing for reorganization was a reconsideration event for
Emergent Capital to reevaluate whether consolidation of Lamington and its subsidiaries (White Eagle, WEGP and Lamington
Road Bermuda Limited and together with Lamington, the “Deconsolidated Entities" continued to be appropriate. Under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Consolidated
End of Period — Policies Owned
Number of policies owned	2	596	2	596
Average age of insured	78.2	83.8	78.2	83.8
Average death benefit per policy	$6,000	$4,743	$6,000	$4,743
Average Life Expectancy — Calculated LE (Years)	11.8	8.1	11.8	8.1
Aggregate Death Benefit	$12,000	$2,826,568	$12,000	$2,826,568
Aggregate fair value	$1,255	$562,736	$1,255	$562,736
Monthly premium — average per policy	$7.3	$13.2	$7.3	$13.2

Period Maturities
Number of policies matured	—	8	—	12
Average age of insured at maturity	—	86.1	—	86.1
Average life expectancy - Calculated LE (Years)	—	3.0	—	3
Aggregate death benefit	$—	$31,235	$—	$53,935
Gains on maturity	$—	$13,872	$—	$28,000
Proceeds collected	$—	$21,700	$—	$31,804

White Eagle Portfolio - Deconsolidated
End of Period — Policies Owned
Number of policies owned	574	—	574	—
Average age of insured	84.8	—	84.8	—
Average death benefit per policy	$4,718	$—	$4,718.0	$—
Average Life Expectancy — Calculated LE (Years)	8.7	—	8.7	—
Aggregate Death Benefit	$2,707,976	$—	$2,707,976	$—
Aggregate fair value	$475,551	$—	$475,551	$—
Monthly premium — average per policy	$15.5	$—	$15.5	$—

Period Maturities
Number of policies matured	8	—	12	—
Average age of insured at maturity	85.8	—	85.5	—
Average life expectancy - Calculated LE (Years)	7.4	—	6.9	—
Aggregate death benefit	$45,605	$—	$68,606	$—
Gains on maturity	$34,608	$—	$50,301	$—
Proceeds collected	$18,342	$—	$32,342	$—

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements.

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and therefore the Company and its direct and indirect subsidiaries changed their fiscal year ends, from December 31 to November 30, effective immediately. The Company filed a Transition Report on Form 10-KT in accordance with SEC rules and regulations for the fiscal period ended November 30, 2018 covering transactions from January 1, 2018 to November 30, 2018. This Form 10-Q cover the period March 1, 2019 to May 31, 2019 compared to March 1, 2018 to May 31, 2018. As a result, the Form 10-Q will not be comparable to the results filed for the second quarter of 2018 covering April 1, 2018 to June 30, 2018.

Additionally, as a result of our subsidiaries' Chapter 11 Cases, Lamington's and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment. Therefore, our 2019 results are not comparable with 2018, and the post-petition results are not included in our consolidated results for the six months ended May 31, 2019. The results of White Eagle represents the Company's core business, and although the results are deconsolidated, the Company will analyze significant activities for the deconsolidated subsidiaries

Our results of operations are discussed below in three parts: (i) our consolidated results of continuing operations for 2019 compared to 2018, (ii) our results of deconsolidated subsidiaries for 2019, and (iii) our results of discontinued operations 2019 compared to 2018.

Results of Continuing Operations - Consolidated Subsidiaries

Three Months Ended May 31, 2019 Compared to Three Months Ended May 31, 2018

Net loss from continued operations for the quarter ended May 31, 2019 was $25.9 million as compared to a net loss of $6.9 million for the same period last year. The following is our analysis for the period.

	Three Months Ended May 31,
	2019	2018	Change	% Change
Income	$12	$2,534	$(2,522)	(100)%	decrease
Expenses	22,662	9,466	13,196	139%	increase
(Benefit) provision for income taxes	3,218	(19)	3,237	(17,037)%	decrease
Net income (loss)	$(25,868)	$(6,913)	$(18,955)	274%	increase

Income from continuing operations for the three months ended May 31, 2019 was significantly impacted by the deconsolidation of Lamington and related subsidiaries. Income for 2018 mainly includes net gain on maturity of $13.9 million which is attributable to eight policies maturity.

Total expenses from continuing operations for the three months ended May 31, 2019 were mainly comprised of interest expense of approximately $1.3 million on the 5% Convertible Notes, $1.5 million on the 8.5% Senior Secured Notes and $25,000 on the 8.5% Convertible Notes.

Approximately $18.8 million included in expense represents reduction of our investment in deconsolidated subsidiaries, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The fair value of $77.2 million has inherent estimates including, but not limited to, when Lamington and related subsidiaries will emerge from bankruptcy, the estimated discount rate, the value of the debt under the White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

Our income for the three months ended May 31, 2019 was impacted by income tax expense of approximately $3.2 million.

See Note 19, "Income Taxes," to the accompanying consolidated financial statements for further information.

Total expenses from continuing operations for the three months ended May 31, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $5.7 million, $1.3 million on the 5% Convertible Notes, $826,000 on the 8.5% Senior Secured Notes and $46,000 on the 8.5% Convertible Notes; offset by a change in the fair value gain for the White Eagle Revolving Credit Facility of $3.0 million.

Change in fair value of life settlements (in thousands)

	Three Months Ended May 31,
	2019	2018	Change	% Change
Change in fair value of life settlements	$4	$2,415	$(2,411)	(100)%	decrease

During the three months ended May 31, 2018, eight life insurance policies with face amounts totaling $31.2 million matured. The net gain of these maturities was $13.9 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the three months ended May 31, 2018. Of these maturities all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $21.8 million were received during the three months ended May 31, 2018. Approximately $23.6 million in policy proceeds were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the three months ended May 31, 2018. There were no maturities for the consolidated entities for the three months ended May 31, 2019.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health increased, therefore, lengthening their life expectancies relative to the prior life expectancies.

Of these two policies owned as of May 31, 2019, all were previously premium financed and are valued using discount rates that range from 13.25% to 14.75%.

As of May 31, 2019, we owned 2 policies with an estimated fair value of $1.3 million compared to 2 policies with an estimated fair value of $1.2 million at November 30, 2018.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended May 31,
	2019	2018	Change	% Change
Interest expense	$2,775	$7,817	$(5,042)	(65)%	decrease
Change in fair value of investment in deconsolidated subsidiaries	18,804	—	18,804	100%	increase
Change in fair value of White Eagle Revolving Credit Facility	—	(3,002)	3,002	(100)%	decrease
SG&A expenses	1,083	4,651	(3,568)	(77)%	decrease
Total Expense	$22,662	$9,466	$13,196	139%	increase

Interest expense (in thousands)

	Three Months Ended May 31,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$5,685	$(5,685)	(100)%	decrease
8.5% Convertible Notes	25	46	(21)	(46)%	decrease
5% Convertible Notes	1,275	1,253	22	2%	increase
8.5% Senior Secured Notes	1,471	826	645	78%	increase
Other	4	7	(3)	(43)%	decrease
Total Interest Expense	$2,775	$7,817	$(5,042)	(65)%	decrease

Outstanding debt for the quarter ended May 31, 2019 included $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $45.4 million of 8.5% Senior Secured Notes.
The White Eagle Revolving Credit Facility interest expense shows a decrease of approximately $5.7 million which is attributable to the deconsolidation of subsidiaries.

The Company recorded $25,000 of interest expense on the 8.5% Convertible Notes, during the three months ended May 31, 2019.

During the three months ended May 31, 2019, the Company recorded $1.3 million of interest expense on the 5% Convertible Notes, including $948,000, $285,000 and $42,000 from interest, amortization of debt discount and origination costs, respectively.
During the three months ended May 31, 2019, the Company recorded approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest, $71,000 of amortizing debt issuance costs and $133,000 of amortizing of debt discount. Amounts for 2019 are higher due to an increase in the outstanding principal balance.

Of the interest expense of $7.8 million for the three months ended May 31, 2018, approximately $5.7 million of interest expense was attributable to the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 2.11% at May 31, 2018.

The Company recorded approximately $46,000 of interest expense on the 8.5% Convertible Notes, which included, $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, during the three months ended May 31, 2018.

The Company recorded approximately $1.3 million on the 5% Convertible Notes, which included $948,000, $266,000 and $39,000 from interest, amortization of debt discount and origination costs, respectively, during the three months ended May 31, 2018, respectively.
The Company recorded approximately $826,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended May 31, 2018 which includes $760,000 of interest and $66,000 of amortizing debt issuance costs, respectively, during the three months ended May 31, 2018.
See Notes 11, "White Eagle Revolving Credit Facility," 12, "8.50% Senior Unsecured Convertible Notes," 13, "5.0% Senior Unsecured Convertible Notes," and 14 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Change in fair value of White Eagle Revolving Credit Facility (in thousands)

	Three Months Ended May 31,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$(3,002)	$3,002	100%	decrease

At May 31, 2018, the White Eagle Revolving Credit Facility incurred a gain of approximately $3.0 million. During the three months ended May 31, 2018, the fair value was impacted by increased borrowings and the lengthening of life expectancies certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rates.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended May 31,
	2019	2018	Change	% Change
Personnel costs	$138	$873	$(735)	(84)%	decrease
Legal fees	725	1,375	(650)	(47)%	decrease
Professional fees	(57)	1,668	(1,725)	(103)%	decrease
Insurance	217	203	14	7%	increase
Other SG&A expenses	60	532	(472)	(89)%	decrease
Total SG&A Expenses	$1,083	$4,651	$(3,568)	(77)%	decrease

The overall change in operating expenses is due to the deconsolidation of the subsidiaries that have filed for Chapter 11, these expenses have been excluded from the consolidated results for the period. Significant decrease in operating expenses was primarily a result of a decrease in professional fees of $1.7 million, a decrease in personnel costs of $735,000, a decrease in legal expense of $650,000 and a decrease in other operating expenses of $472,000.

Results of Operations for Deconsolidated Subsidiaries

Net loss from deconsolidated operations was $58.3 million and comprise the below:

Three Months Ended May 31, 2019
Income (loss)	$(16,944)
Expenses	41,342
Net income (loss)	$(58,286)

Total income for the deconsolidated subsidiaries was a loss of $16.9 million and mainly comprised change in fair value of life settlements loss of approximately $17.1 million.

Expense was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately of approximately $29.1 million. Other items impacting expenses were interest expense of $2.6 million, reorganization cost of $6.7 million, administrative services fees of $1.3 million, legal fees of $627,000 and professional fees of $523,000.

Change in fair value of life settlements (in thousands) - Deconsolidated Subsidiaries

During the quarter ended May 31, 2019, our deconsolidated subsidiaries had eight life insurance policies with face amounts totaling $45.6 million matured. The net gain of these maturities was $34.6 million and is recorded as a change in fair value of life settlements in the deconsolidated statements of operations for the quarter ended May 31, 2019. Proceeds from maturities totaling $18.3 million were received during the quarter ended May 31, 2019. White Eagle recorded a $46.2 million receivable for maturity of life settlements at May 31, 2019.

On May 22, 2019, a settlement in the amount of $21.3 million was signed between Lincoln Benefit Life Company, White Eagle Asset Portfolio, L.P. and Emergent Capital, Inc. pursuant to which Lincoln Benefit, agreed to not to contest the 55 life insurance policies that are presently owned by White Eagle policies and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The settlement relates to six separate legal actions pertaining to the validity of certain White Eagle policies and receivables for maturities of life settlement totaling $39.1 million. The settlement of the litigation, was approved by the Bankruptcy Courts in June 2019, and accordingly, the receivables for maturities of life settlement were adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements loss at May 31, 2019.

Other items impacting the change in fair value include updated life expectancies procured by our deconsolidated subsidiaries with respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

On October 18, 2018, 21st Services, LLC ("21st Services") announced revisions to its underwriting methodology, which revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 9%. On October 29, 2018, AVS Underwriting LLC ("AVS"), also announced revisions to its underwriting methodology without an estimated impact, which resulted in an average lengthening of the life expectancies by approximately 13%.
In November 2018, White Eagle decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. Going forward, White Eagle will procure its life expectancy reports solely from 21st Services on a periodic basis and expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. The amount of policies that are lengthened by White Eagle in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured. As of May 31, 2019, White Eagle received 262 updated life expectancy reports from 21st Services inclusive of 167 received three months ended May 31, 2019. These life expectancies reported an average lengthening of life expectancies of 22.8% based on this sample, which is significantly higher than the 9% impact first communicated by 21st Services and has significantly impacted the results for the three months ended May 31, 2019 by approximately $26.6 million.

White Eagle re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving its portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at May 31, 2019, White Eagle determined that the weighted average discount rate calculated based on death benefit was 13.44%, compared to 13.42% at November 30, 2018.

As of May 31, 2019, White Eagle owned 574 policies with an estimated fair value of $475.6 million compared to 586 policies with an estimated fair value of $505.2 million at November 30, 2018, a decrease in estimated fair value of $28.4 million. As of May 31, 2019, the aggregate death benefit of White Eagle's life settlements was approximately $2.7 billion.

Of these 574 policies owned as of May 31, 2019, 503 were previously premium financed and are valued using discount rates that range from 12.25% – 19.25%. The remaining 71 policies are valued using discount rates that range from 12.25% – 13.25%.

See Note 15 "Fair Value Measurements" to the accompanying consolidated financial statements for further information.

Change in fair value of White Eagle Revolving Credit Facility (in thousands)

At May 31, 2019, the White Eagle Revolving Credit Facility incurred a loss of approximately $29.1 million which is mainly attributable the projected early repayment of the White Eagle Revolving Credit Facility due to the Chapter 11 filings. The calculation incorporates a probability weighted assessment of expected cash flows based on the Settlement Agreement approved by the Bankruptcy Court as documented above.

Refer to Note 4 "Deconsolidation of Subsidiaries", Note 5 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 6 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Discontinued Operations

Three Months Ended May 31, 2019 Compared to Three Months Ended May 31, 2018 (in thousands)

	Three Months Ended May 31,
	2019	2018	Change	% Change
Total income	$—	$17	$(17)	(100)%	decrease
Total expenses	16	(3)	19	633%	increase
Income (loss) before income taxes	(16)	20	(36)	(180)%	decrease
Net income (loss), net of income taxes	$(16)	$20	$(36)	(180)%	decrease

Net loss from our discontinued structured settlement operations for the three months ended May 31, 2019 was $16,000 compared to a net income of $20,000 for the same quarter in 2018.

Results of Continuing Operations - Consolidated Subsidiaries

Six Months Ended May 31, 2019 Compared to Six Months Ended May 31, 2018

Net loss from continued operations for the six months ended May 31, 2019 was $63.3 million compared to $2.0 million for the same period last year. The following is our analysis for the period (in thousands).

	Six Months Ended May 31,
	2019	2018	Change	% Change
Income	$23	$14,138	$(14,115)	(100)%	decrease
Expenses	60,132	19,413	40,719	210%	increase
(Benefit) provision for income taxes	3,218	(3,230)	6,448	200%	increase
Net income/(loss)	$(63,327)	$(2,045)	$(61,282)	2,997%	increase

Net loss for the six months ended May 31, 2019 was significantly impacted by the deconsolidation of Lamington and related subsidiaries. Income for 2018 mainly includes net gain on maturity of $28.0 million which is attributable to 12 policies maturity.

Total expenses from continuing operations for the six months ended May 31, 2019 were mainly comprised of interest on the 5% Convertible Notes of $2.5 million $2.9 million on the 8.5% Senior Secured Notes and $71,000 on the 8.5% Convertible Notes.

Approximately $52.8 million included in expense represents reduction of our investment in deconsolidated subsidiaries, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The fair value of $77.2 million has inherent estimates including, but not limited to, when Lamington and related subsidiaries will emerge from bankruptcy, the estimated discount rate, the value of the debt under the White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

Total expenses from continuing operations for the six months ended May 31, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $10.9 million, $2.5 million on the 5% Convertible Notes, $1.6 million on the 8.5% Senior Secured Notes and $92,000 on the 8.5% Convertible Notes; offset by a change in the fair value gain for the White Eagle Revolving Credit Facility of $4.6 million.

Income for the six months ended May 31, 2018 was impacted by a net tax benefit of approximately $3.2 million which represents reversal of estimated cash taxes to be paid of approximately $878,000 and deferred tax expense of approximately $2.3 million.

Our income for the six months ended May 31, 2019 and 2018 was impacted by income tax expense of approximately $3.2 million compared to tax benefit of approximately $3.2 million, respectively, tax benefits for 2018 represents reversal of estimated cash taxes to be paid of approximately $878,000 and deferred tax expense of approximately $2.3 million.

See Note 19, "Income Taxes," to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Six Months Ended May 31,
	2019	2018	Change	% Change
Change in fair value of life settlements	$6	$13,895	$(13,889)	(100)%	decrease

During the six months ended May 31, 2018, 12 policies with face amounts totaling $53.9 million matured. The net gain of these maturities was $28.0 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the six months ended May 31, 2018. Of these maturities, all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $31.8 million were received during the six months ended May 31, 2018. Approximately $31.4 million in policy proceeds were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the six months ended May 31, 2018. There were no maturities for the consolidated entities for the six months ended May 31, 2019.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health increased, therefore, lengthening their life expectancies relative to the prior life expectancies.

Of the 2 policies owned as of May 31, 2019, all were previously premium financed and are valued using discount rates that range from 13.25% to 14.75%.

As of May 31, 2019, we owned 2 policies with an estimated fair value of $1.3 million compared to 2 policies with an estimated fair value of $1.2 million at November 30, 2018.

See Note 15, Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Six Months Ended May 31,
	2019	2018	Change	% Change
Interest expense	$5,538	$15,419	$(9,881)	(64)%	decrease
Change in fair value of investment in deconsolidated subsidiaries	52,769	—	52,769	100%	increase
Change in fair value of Revolving Credit Facility	—	(4,626)	4,626	(100)%	decrease
SG&A expenses	1,825	8,620	(6,795)	(79)%	decrease
Total Expense	$60,132	$19,413	$40,719	210%	increase

Interest expense (in thousands)

	Six Months Ended May 31,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$10,872	$(10,872)	(100)%	decrease
8.5% Convertible Notes	71	92	(21)	(23)%	decrease
5% Convertible Notes	2,518	2,474	44	2%	increase
8.5% Senior Secured Notes	2,943	1,633	1,310	80%	increase
Participation Interest - White Eagle Revolving Credit Facility	—	340	(340)	(100)%	decrease
Other	6	8	(2)	(25)%	decrease
Total Interest Expense	$5,538	$15,419	$(9,881)	(64)%	decrease

Outstanding debt for the six months ended May 31, 2019 included $1.2 million of 8.5% Convertible Notes, $75.8 million of 5% Convertible Notes and $45.4 million of 8.5% Senior Secured Notes.
The White Eagle Revolving Credit Facility interest expense shows a decrease of approximately $10.9 million which is attributable to the deconsolidation of subsidiaries.

The Company's outstanding debt decreased by 349.5 million from $471.9 million at May 31, 2018 to $122.4 million at May 31, 2019. The decrease is attributable to the deconsolidation of White Eagle, resulting in the exclusion of the White Eagle Revolving Credit Facility principal of 368.0 million at May 31, 2019.

Of the interest expense of $5.5 million for the six months ended May 31, 2019, approximately $2.5 million represents interest paid on the 5% Convertible Notes and $2.9 million represents interest paid on 8.5% Senior Secured Notes.

Interest expense on the 8.5% Convertible Notes totaled $71,000, including $51,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively during the six months ended May 31, 2019.

The Company recorded $2.5 million of interest expense on the 5% Convertible Notes, including $1.9 million, $541,000 and $80,000 from interest, amortization of debt discount and origination costs, during the six months ended May 31, 2019, respectively.
The Company recorded approximately $2.9 million of interest expense on the 8.5% Senior Secured Notes, during the six months ended May 31, 2019 which includes $2.5 million of interest,$133,000 of amortizing debt issuance costs and$193,000 of amortizing of debt discount respectively.

Of the interest expense of $15.4 million for the six months ended May 31, 2018, approximately 10.9 million of interest expense was attributable to the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 2.11% at May 31, 2018.

Interest expense on the 8.5% Convertible Notes totaled $92,000, including $51,000, $36,000 and $5,000 representing interest, amortization of debt discount and issuance costs, respectively during six months ended May 31, 2018.

The Company recorded approximately $2.5 million of interest expense on the 5% Convertible Notes which included $1.9 million, $504,000 and $75,000 from interest, amortizing debt discounts and origination costs, respectively, during the six months ended May 31, 2018.

The Company recorded approximately $1.6 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.5 million of interest and $129,000 of amortizing debt issuance costs, respectively during the six months ended May 31, 2018.
See Notes 11, "White Eagle Revolving Credit Facility," 12, "8.50% Senior Unsecured Convertible Notes," 13, "5.0% Senior Unsecured Convertible Notes," and 14 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Change in fair value of Revolving Credit Facility (in thousands)

	Six Months Ended May 31,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$(4,626)	$4,626	(100)%	decrease

During the six months ended May 31, 2018, the fair value was impacted by increased borrowings offset by the shortening of life expectancy estimates for the policies pledged under the White Eagle Revolving Credit Facility, and a decrease in the discount rate.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Six Months Ended May 31,
	2019	2018	Change	% Change
Personnel costs	$307	$1,660	$(1,353)	(82)%	decrease
Legal fees	720	2,927	(2,207)	(75)%	decrease
Professional fees	278	2,623	(2,345)	(89)%	decrease
Insurance	396	400	(4)	(1)%	decrease
Other SG&A	124	1,010	(886)	(88)%	decrease
Total SG&A Expenses	$1,825	$8,620	$(6,795)	(79)%	decrease

The overall change in operating expenses is due to the deconsolidation of the subsidiaries that have filed for Chapter 11, which expenses have been excluded from the consolidated results for the period. Significant decrease in operating expenses was primarily a result of a decrease in legal expense of $2.2 million, a decrease in professional fees of $2.3 million, a decrease in personnel cost of $1.4 million and a decrease in other operating expenses of 886,000.

Results of Operations for Deconsolidated Subsidiaries

Net loss from deconsolidated operations was $92.3 million and comprise the below (in thousands):

Six Months Ended May 31, 2019
Income (loss)	$(29,460)
Expenses	62,792
Net income (loss)	$(92,252)

Total income for the deconsolidated subsidiaries was a loss of $29.5 million and mainly comprised change in fair value of life settlements loss of approximately $29.8 million.

Expense was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately $43.7 million. Other items impacting expenses were interest expense of $5.0 million, reorganization cost of $8.6 million, administrative services fees of $2.8 million, legal fees of $1.2 million and professional fees of 1.0 million.

Change in fair value of life settlements (in thousands) - Deconsolidated Subsidiaries

During the six months ended May 31, 2019, our deconsolidated subsidiaries had 12 life insurance policies with face amounts totaling $68.6 million matured. The net gain of these maturities was $50.3 million and is recorded as a change in fair value of life settlements in the deconsolidated statements of operations for the quarter ended May 31, 2019. Proceeds from maturities totaling $32.3 million were received during the six months ended May 31, 2019. White Eagle recorded a $46.2 million receivable for maturity of life settlements at May 31, 2019.

On May 22, 2019, a settlement in the amount of $21.3 million was signed between Lincoln Benefit Life Company, White Eagle Asset Portfolio, L.P. and Emergent Capital, Inc. pursuant to which Lincoln Benefit, agreed to not to contest the 55 life insurance policies that are presently owned by White Eagle policies and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The settlement relates to six separate legal actions pertaining to the validity of certain White Eagle Policies and receivables for maturities of life settlement totaling $39.1 million. The settlement of the litigation, was approved by the bankruptcy courts in June 2019, as such the receivable for maturities of life settlement was adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements at May 31, 2019.

Other items impacting the change in fair value include updated life expectancies procured by our deconsolidated subsidiaries with respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

On October 18, 2018, 21st Services, LLC ("21st Services") announced revisions to its underwriting methodology, which revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 9%. On October 29, 2018, AVS Underwriting LLC ("AVS"), also announced revisions to its underwriting methodology without an estimated impact, which resulted in an average lengthening of the life expectancies by approximately 13%.

In November 2018, White Eagle decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. Going forward, White Eagle will procure its life expectancy reports solely from 21st Services on a periodic basis and expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. The amount of policies that are lengthened by White Eagle in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured. As of May 31, 2019, White Eagle received 262 updated life expectancy reports from 21st Services. These life expectancies reported an average lengthening of life expectancies of 22.8% based on this sample, which is significantly higher than the 9% impact first communicated by 21st Services and has significantly impacted the results for the six months ended May 31, 2019 by approximately $52.4 million.

White Eagle re-evaluates its discount rates at the end of each reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving its portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance, market activity, credit exposure of the insurance company that issued the life insurance policy and the estimated risk premium an investor in the policy would require, among other factors. In considering these factors, at May 31, 2019, White Eagle determined that the weighted average discount rate calculated based on death benefit was 13.44%, compared to 13.42% at November 30, 2018.

As of May 31, 2019, White Eagle owned 574 policies with an estimated fair value of $475.6 million compared to 586 policies with an estimated fair value of $505.2 million at November 30, 2018, a decrease in estimated fair value of $28.4 million. As of May 31, 2019, the aggregate death benefit of White Eagle's life settlements was approximately $2.7 billion.

Of these 574 policies owned as of May 31, 2019, 503 were previously premium financed and are valued using discount rates that range from 12.25% – 19.25%. The remaining 71 policies are valued using discount rates that range from 12.25% – 13.25%.

See Note 15 "Fair Value Measurements" to the accompanying consolidated financial statements for further information.

Change in fair value of White Eagle Revolving Credit Facility

At May 31, 2019, the White Eagle Revolving Credit Facility incurred a loss of approximately $43.7 million which is mainly attributable to the projected early repayment of the Credit Facility due to the Chapter 11 filings. The calculation incorporates expected cash flows as approved by the Bankruptcy Court. The calculation incorporates a probability weighted assessment of expected cash flows based on the Settlement Agreement approved by the Bankruptcy Court as documented above.
Refer to Note 4 "Deconsolidation of Subsidiaries", Note 5 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 6 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Discontinued Operations

Six Months Ended May 31, 2019 Compared to Six Months Ended May 31, 2018 (in thousands)

	Six Months Ended May 31,
	2019	2018	Change	% Change
Total income (loss)	$—	$17	$(17)	(100)%	decrease
Total expenses	33	14	19	136%	increase
Income (loss) before income taxes	(33)	3	(36)	(1,200)%	decrease
Income tax benefit	—	—	—	—%
Net income (loss), net of income taxes	$(33)	$3	$(36)	(1,200)%	decrease

Net loss from our discontinued structured settlement operations for the six months ended May 31, 2019 was $33,000 as compared to a net income of $3,000 for the same period in 2018. Total income from our discontinued structured settlement operations was $0 compared to $17,000 for the six months ended May 31, 2019 and 2018, respectively.

Total expenses from our discontinued structured settlement operations were $33,000 for the six months ended May 31, 2019 compared to $14,000 incurred during the same period in 2018.

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

The payment of premiums to maintain the life insurance policies represents our most significant requirement for cash disbursement. On a quarterly basis, we calculate the minimum premium payments required to maintain the policies in-force. Over time, as an insured ages, the relevant premium payments will increase. Nevertheless, the probability we will actually be required to pay the premium decreases as mortality becomes more likely. In addition to premiums, we incur policy servicing costs, including updated medical records, updated life expectancies and securities intermediaries fees; in most cases, these amounts are determined by the number of policies we own. The majority of these costs relates to the 574 policies pledged as collateral under the White Eagle Revolving Credit Facility, and as a result, we are able to pay these cost through maturity proceeds.

At May 31, 2019, we had approximately $1.4 million of cash and cash equivalents and certificates of deposit of $506,000. Of this amount, approximately $1.4 million was available to pay premiums on two policies that have not been pledged as collateral under the White Eagle Revolving Credit Facility and for other overhead expenses, with approximately $8.7 million restricted to the White Eagle Revolving Credit Facility. We expect to meet our liquidity needs through a combination of factors including but not limited to, the receipt of death benefits from life insurance policy maturities, strategic capital market raises, pledged policy sales (subject to the Settlement Agreement), draws on the DIP Financing, secure financing needed to exit the bankruptcy process, utilizing death benefits for payment of premiums and cash on hand.

For the six months ended May 31, 2019, we paid $51.0 million in premiums to maintain our policies in force in our consolidated and deconsolidated subsidiaries. Of this amount, approximately $50.9 million was paid by White Eagle through its borrowings and maturity proceeds. While the liquidity risk associated with the policies that have been pledged as collateral under the White Eagle Revolving Credit Facility has been mitigated, there can be no assurance as to when proceeds from maturities of the policies pledged as collateral under the White Eagle Revolving Credit Facility will be distributed to White Eagle. To the extent there are insufficient collections from policy proceeds to cover these amounts, we will utilize the DIP financing facility approved by the Bankruptcy Court. Assuming no policy maturities, as of May 31, 2019, we expect to pay $86,000 in premiums during the remainder of 2019 on the two policies that have not been pledged under the White Eagle Revolving Credit Facility and $53.3 million for the policies pledged under the White Eagle Revolving Credit Facility.

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

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Maturities Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Maturities/Premiums Coverage Ratio (%)
March 31, 2015	3,001,987	27,188	57,723	47%
June 30, 2015	2,982,416	63,768	59,990	106%
September 30, 2015	2,997,903	67,468	63,124	107%
December 31, 2015	2,979,352	67,403	64,923	104%
March 31, 2016	2,969,670	67,195	66,049	102%
June 30, 2016	2,966,388	34,815	67,843	51%
September 30, 2016	2,953,796	43,915	69,430	63%
December 31, 2016	2,946,511	37,460	71,681	52%
March 31, 2017	2,908,876	62,330	75,609	82%
June 30, 2017	2,903,899	63,353	79,378	80%
September 30, 2017	2,887,827	67,053	82,032	82%
December 30, 2017	2,880,487	67,176	84,751	79%
March 31, 2018	2,852,803	57,026	86,561	66%
June 30, 2018	2,826,863	78,039	87,650	89%
September 30, 2018	2,794,652	94,039	89,263	105%
November 30, 2018	2,787,916	93,435	91,601	102%
February 28, 2019	2,765,250	93,735	88,235	106%
May 31, 2019	2,719,976	108,105	97,602	111%

We believe that the life insurance policy maturities we receive will continue to increase over time in relation to the premiums we are required to pay on the remaining policies in the portfolio but do expect that our portfolio cash flow on a period-to-period basis will remain inconsistent given its dependence on actual maturities.

At May 31, 2019, we had $75.8 million, $45.4 million and $1.2 million and in aggregate principal amount of outstanding 5% Convertible Notes, 8.5% Senior Secured Notes and 8.5% Convertible Notes, which accrue interest at 5.0%, 8.5%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes and the 8.5% Convertible Notes are due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly, the Company has the ability to pay interest in kind on approximately $37.2 million or 82% of the 8.5% Senior Secured Notes which was done during the six months ended May 31, 2019.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $369.4 million as of May 31, 2019. Cash flows used in operating activities were $6.2 million for the six months ended May 31, 2019 and $21.2 million for the six months ended May 31, 2018. As of May 31, 2019, the Company had approximately $1.4 million of cash and cash equivalents and certificates of deposit of $506,000; of this amount, approximately $1.4 million is available to pay premiums on the two unencumbered policies of which such expenses will approximate $86,000 in 2019 and other overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of death benefits from life insurance policy maturities, strategic capital market raises, pledged policy sales (subject to the Proposed Settlement approved by the bankruptcy court), draws on the DIP Financing, secure financing needed to exit the bankruptcy process, utilizing death benefits for payment of premiums and cash on hand. Management plans to continue to operate our business and to comply with the reorganization plan approved by the court and utilize the DIP Financing if and when needed.

As of the filing date of this Form 10-Q, we had approximately $3.0 million of cash and cash equivalents inclusive of certificates of deposit of $506,000. Our deconsolidated subsidiaries holds approximately $33.4 million in cash and cash equivalents which is restricted by the Bankruptcy Court. In considering our forecast for the next twelve months and the execution of the Debtors' Plan of Reorganization. These facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet their financial needs and continue as a going concern. In considering the factors above, management plans to continue to operate our business and to seek Bankruptcy Court approval to continue to use cash collateral after the expiration of the initially approved twenty (20) week period. On May 7, 2019, the Bankruptcy Court extended the Company’s use of the cash collateral for another nine (9) weeks and the DIP Financing was confirmed by the Bankruptcy Court on June 19, 2019.

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

At May 31, 2019, the fair value of the debt under the White Eagle Revolving Credit Facility was $394.6 million, with outstanding principal of $368.0 million. Interest is calculated as LIBOR (subject to a floor of 1.5%) plus an applicable margin of 4.5% is due quarterly. Interest totaling $5.0 million was paid during the six months ended May 31, 2019 from policy proceeds. Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5)% plus (ii) six percent (6.5)%. Future increase in LIBOR could have a material adverse effect on the Company’s financial position and results of operations. At May 31, 2019, LIBOR was 3.01%, given the White Eagle Chapter 11 Case interest is currently being accrued at 9.51%.

8.50% Senior Unsecured Convertible Notes

At May 31, 2019, there was $1.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 outstanding (the "Convertible Notes").

On February 20, 2019, the Company received written notice from U.S. Bank, National Association, the trustee under New Convertible Note Indenture, that the Company was in default (the "Event of Default") under the New Convertible Note Indenture for failure to pay the principal amount and accrued interest due upon maturity on February 15, 2019 of Convertible Notes due 2019 (the "Convertible Notes"). The outstanding principal amount of the Convertible Notes was $1.2 million and accrued interest thereon was approximately $88,000 as of May 31, 2019.

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

5.0% Senior Unsecured Convertible Notes

At May 31, 2019, there was $75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes"). For a description of the New Convertible Notes see Note 13, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements.

8.5% Senior Secured Notes

At May 31, 2019, there was $45.4 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 14, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended May 31, 2019 and 2018 (in thousands):

	Six Months Ended May 31,
	2019	2018
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(6,179)	$(21,213)
Investing activities	(82)	(13,186)
Financing activities	6,476	25,369
Increase (decrease) in cash and cash equivalents	$215	$(9,030)

Operating Activities

During the six months ended May 31, 2019, operating activities used cash of $6.2 million. Our net loss of $63.4 million was adjusted for the following: change in fair value of investment in deconsolidated subsidiaries of approximately $52.8 million, attributable to the deconsolidation of Lamington and its subsidiaries due to the Chapter 11 Cases; interest paid in kind on 8.5% Senior Secured Notes of approximately $1.7 million and a net positive change in the components of operating assets and liabilities of $1.1 million. This $1.1 million change in operating assets and liabilities is partially attributable to a $2.6 million increase in current tax liability, a $1.6 million decrease in other liabilities, a $499,000 decrease in accounts payable and accrued expenses, a $436,000 increase in interest payable on the 8.5% Senior Notes, and a $92,000 decrease in prepaid and other assets.

During the six months ended May 31, 2018, operating activities used cash of $21.2 million. Our net loss of $2.0 million was adjusted for the following: change in fair value of life settlement gain of $13.9 million that is mainly attributable to maturities of twelve policies; change in fair value of the White Eagle Revolving Credit Facility gain of $4.6 million that is mainly attributable to increased borrowings offset by the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight decrease in the discount rate; deferred tax liability of $2.4 million and a net negative change in the components of operating assets and liabilities of $426,000. This $426,000 change in operating assets and liabilities is partially attributable to a $4,000 increase in prepaid and other assets, a $878,000 decrease in current tax liability and a $423,000 increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the six months ended May 31, 2019 was $82,000 and includes $77,000 for premiums paid on life settlements.

Net cash used in investing activities for the six months ended May 31, 2018 was $13.2 million and includes proceeds of $31.8 million from the maturity of life settlements offset by $45.0 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the six months ended May 31, 2019 was $6.5 million resulted from proceeds from the issue of 8.5% Senior Secured Notes.

Net cash provided by financing activities for the six months ended May 31, 2018 was $25.4 million and includes $44.9 million of borrowings from the White Eagle Revolving Credit Facility offset by $19.5 million in repayment under the White Eagle Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At May 31, 2019, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of May 31, 2019, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of May 31, 2019:

Carrier	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Transamerica Life Insurance Company	18.5%	21.1%	A1	AA-
Lincoln National Life Insurance Company	22.6%	20.1%	A1	AA-

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100%	100%	Aa3	AA-

Interest Rate Risk

At May 31, 2019, fluctuations in interest rates did not impact interest expense in the life finance business. The White Eagle Revolving Credit Facility accrues interest at LIBOR plus an applicable margin. LIBOR is subject to a floor of 1.5%.

Based on the White Eagle Revolving Credit Facility loan agreement, the LIBOR portion of the interest rate will re-adjust annually once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. At May 31, 2019, the applicable LIBOR rate was 3.01%. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six percent (6.5)%.

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

As of May 31, 2019, the Company through its consolidated and deconsolidated subsidiaries owned life settlements with a fair value of $476.8 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the six months ended May 31, 2019, see "Litigation" under Note 17, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-KT filed for the eleven months ended November 30, 2018, investors should also consider the following additional risk factors.

Refinancing as Part of Plan to Exit Bankruptcy May Result in Adverse Terms
We are in the process of securing financing needed to pay off the White Eagle Revolving Credit Facility as part of our plan to exit the bankruptcy process, but there can be no assurance that we will be able to do so upon favorable terms or at all. The terms of any such financing we are able to obtain may require that we relinquish ownership or control of some of White Eagle’s portfolio of life insurance policies, and may have other adverse results. If we are not able to secure such financing within the time periods set forth in the exit plan, we would not be able to pay off the White Eagle Revolving Credit Facility as planned and we could lose White Eagle’s portfolio, which serves as collateral under the White Eagle Revolving Credit Facility, leaving us with extremely limited assets and revenues.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Default Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

None

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith	SEC File #
10.1	Settlement Agreement dated as of May 24, 2019 by and among LNV Corporation, CLMG Corp., White Eagle Assets Portfolio, LP, Lamington Road Designated Activity Company, White Eagle General Partner, LLC, Emergent Capital, Inc., Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, OLIPP IV, LLC and Markley Asset Portfolio LLC.	8-K	10.1	6/14/2019		001-35064
10.2	Debtor-in-Possession Credit Agreement dated as of May 24, 2019 among White Eagle Asset portfolio, LP, LNV Corporation, as DIP Lender, CLMG Corp., as DIP Agent, and the Guarantors named therein.	8-K	10.2	6/14/2019		001-35064
10.3	Second Amended Joint Plan of Reorganization of White Eagle Asset Portfolio, LP, et al., dated as of June 19, 2019.	8-K	10.1	6/24/2019		001-35064
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				**
101	Interactive Data Files				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emergent Capital, Inc.

/s/ Miriam Martinez	Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date July 10, 2019