Form 10-Q
period 2019-08-31
EMERGENT CAPITAL, INC.
filed 2019-10-09
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of October 8, 2019, the Registrant had 158,051,803 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED August 31, 2019

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

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward looking statements include, but are not limited to, the following:

•	our ability to obtain future financings on favorable terms, or at all;

•	our ability to meet our debt service obligations;

•	delays in the receipt of death benefits may impact distribution from our investment in the limited partnership that constitutes our primary asset;

•	increases in premiums on, or the cost of insurance of, life insurance policies that we own or owned by the limited partnership;

•	our lack of control over the policies that are within the limited partnership under its current ownership and control;

•	changes in general economic conditions, including inflation, changes in interest or tax rates;

•	our actual results of operations;

•	our ability to continue to make premium payments on the life insurance policies that we own;

•	adverse developments, including financial ones, associated with litigation and judicial actions;

•
changes to actuarial life expectancy tables including inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies that we own or owned by the limited partnership;

•	lack of mortalities of insureds of the life insurance policies that we own or owned by the limited partnership;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the two life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in the portfolio held by the limited partnership;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issued the policies included in the portfolio held by the limited partnership;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	our ability to maintain a listing or quotation on a national securities exchange or other trading platform for our common stock;

•	cyber security risks and the threat of data breaches resulting in disruption of our information technology systems; and

•	loss of the services of any of our executive officers;

•	our ability to mitigate the effects of global intangible low-taxed income ("GILTI") tax;

•	We do not control our significant asset and rely on third parties to manage it.

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

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	August 31, 2019	November 30, 2018*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$8,780	$1,209
Certificates of deposit	508	500
Prepaid expenses and other assets	844	657
Deposits - other	1,377	1,377
Life settlements, at estimated fair value	1,254	1,172
Receivable for maturity of life settlements	17,768	—
Fixed assets, net	28	78
Investment in limited partnership, at estimated fair value (Note 11)	132,334	—
Investment in deconsolidated subsidiaries, at estimated fair value (Note 4)	—	128,795
Investment in affiliate	2,384	2,384
Deferred tax asset	—	576
Total assets	$165,277	$136,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$2,093	$2,446
Other liabilities	100	194
Interest payable - 8.5% Convertible Notes (Note 13)	—	37
8.5% Convertible Notes, net of discount and deferred debt costs (Note 13)	—	1,173
Interest payable - 5.0% Convertible Notes (Note 14)	169	1,116
5.0% Convertible Notes, net of discount and deferred debt costs (Note 14)	70,697	69,742
Interest payable - 8.5% Senior Secured Notes (Note 15)	1,091	628
8.5% Senior Secured Notes, net of deferred debt costs (Note 15)	44,042	34,170
Current tax liability	2,642	—
Total liabilities	120,834	109,506
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at August 31, 2019 and November 30, 2018; 158,659,803 issued and 158,051,803 outstanding as of August 31, 2019; 158,733,928 issued and 158,125,928 outstanding as of November 30, 2018)	1,587	1,587
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of August 31, 2019 and November 30, 2018)	—	—
Treasury Stock, net of issuance cost (608,000 shares as of August 31, 2019 and November 30, 2018)	(2,534)	(2,534)
Additional paid-in-capital	334,488	334,198
Accumulated deficit	(289,098)	(306,009)
Total stockholders’ equity	44,443	27,242
Total liabilities and stockholders’ equity	$165,277	$136,748

 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 10 & 16)	$(42)	$5,404	$(37)	$19,299
Change in fair value of investment in limited partnership	(5,821)	—	(5,821)	—
Change in fair value of investment in deconsolidated subsidiaries (Notes 4 & 16)	90,710	—	37,941	—
Other income	2,011	153	2,028	396
Total income	86,858	5,557	34,111	19,695
Expenses
Interest expense	2,832	7,979	8,370	23,398
Change in fair value of White Eagle Revolving Credit Facility (Notes 12 & 16)	—	(7,037)	—	(11,663)
Personnel costs	694	800	1,001	2,460
Legal fees	1,448	552	2,117	3,478
Professional fees	1,142	1,875	1,470	4,497
Insurance	270	193	666	592
Other selling, general and administrative expenses	276	394	399	1,407
Total expenses	6,662	4,756	14,023	24,169
Income (loss) from continuing operations before income taxes	80,196	801	20,088	(4,474)
(Benefit) provision for income taxes	(5)	3,094	3,213	(136)
Net income (loss) from continuing operations	$80,201	$(2,293)	$16,875	$(4,338)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	70	(17)	36	(14)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	70	(17)	36	(14)
Net income (loss)	$80,271	$(2,310)	$16,911	$(4,352)
Basic income (loss) per common share:
Continuing operations	$0.51	$(0.01)	$0.11	$(0.03)
Discontinued operations	$—	$—	$—	$—
Net income (loss) - basic	$0.51	$(0.01)	$0.11	$(0.03)
Diluted income (loss) per share:
Continuing operations	$0.41	$(0.01)	$0.10	$(0.03)
Discontinued operations	$—	$—	$—	$—
Net income (loss) - diluted	$0.41	$(0.01)	$0.10	$(0.03)
Weighted average shares outstanding:
Basic	156,968,470	158,305,635	156,949,425	157,919,215
Diluted	195,979,957	158,305,635	194,867,908	157,919,215
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT/EQUITY (UNAUDITED)

Nine Months Ended August 31, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2018	158,733,928	$1,587	(608,000)	$(2,534)	$334,198	$(306,009)	$27,242
Net income/(loss)	—	—	—	—	—	(37,476)	(37,476)
Stock-based compensation	—	—	—	—	98	—	98
Balance, February 28, 2019	158,733,928	$1,587	(608,000)	$(2,534)	$334,296	$(343,485)	$(10,136)
Net income/(loss)	—	—	—	—	—	(25,884)	(25,884)
Stock-based compensation	—	—	—	—	97	—	97
Retirement of common stock	(74,125)	—	—	—	—	—	—
Balance, May 31, 2019	158,659,803	$1,587	(608,000)	$(2,534)	$334,393	$(369,369)	$(35,923)
Net income/(loss)	—	—	—	—	—	80,271	80,271
Stock-based compensation	—	—	—	—	95	—	95
Balance, August 31, 2019	158,659,803	$1,587	(608,000)	$(2,534)	$334,488	$(289,098)	$44,443

Nine Months Ended August 31, 2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2017	156,515,399	$1,565	(608,000)	$(2,534)	$333,631	$(143,718)	$188,944
Net income/(loss)	—	—	—	—	—	4,851	4,851
Stock-based compensation	2,000,000	20	—	—	121	—	141
Retirement of common stock	(40,000)		—	—	(91)	—	(91)
Balance, February 28, 2018	158,475,399	$1,585	(608,000)	$(2,534)	$333,661	$(138,867)	$193,845
Net income/(loss)	—	—	—	—	—	(6,893)	(6,893)
Stock-based compensation	150,000	1	—	—	122	—	123
Issue of common stock, net	25,000	—	—	—	9	—	9
Balance, May 31, 2018	158,650,399	$1,586	(608,000)	$(2,534)	$333,792	$(145,760)	$187,084
Net income/(loss)	—	—	—	—	—	(2,310)	(2,310)
Stock-based compensation	400,000	4	—	—	207	—	211
Retirement of common stock	(21,941)		—	—	(4)	—	(4)
Balance, August 31, 2018	159,028,458	$1,590	(608,000)	$(2,534)	$333,995	$(148,070)	$184,981

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended August 31,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net income (loss)	$16,911	$(4,352)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	63	55
Amortization of discount and deferred costs for 8.5% Convertible Notes	21	62
Amortization of discount and deferred costs for 5.0% Convertible Notes	955	889
Amortization of deferred costs for 8.5% Senior Secured Notes	554	197
Change in fair value of investment in deconsolidated subsidiaries	(37,941)	—
Stock-based compensation expense	290	380
Finance cost and fees withheld by borrower	—	1,910
Interest paid in kind on 8.5% Senior Secured Notes	2,842	—
Change in fair value of life settlements	37	(19,299)
Change in fair value of investment in limited partnership	5,821	—
Change in fair value of White Eagle Revolving Credit Facility	—	(11,663)
Interest income	(311)	(114)
Deferred tax asset	576	—
Deferred tax liability	—	(2,378)
Change in assets and liabilities:
Prepaid expenses and other assets	118	145
Accounts payable and accrued expenses	(394)	306
Other liabilities	(155)	14
Current tax liability	2,642	2,242
Interest payable - 8.5% Convertible Notes	(37)	(25)
Interest payable - 5.0% Convertible Notes	(948)	(948)
Interest payable - 8.5% Senior Secured Notes	463	8
Net cash used in operating activities	(8,493)	(32,571)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(5)	—
Premiums paid on life settlements	(118)	(67,916)
Proceeds from maturity of life settlements	—	52,304
Consolidation of subsidiaries (cash)	10,905	—
Net cash provided by (used) in investing activities	10,782	(15,612)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	—	67,580
Repayment of borrowings under White Eagle Revolving Credit Facility	—	(34,597)
Proceeds from issue of 8.5% Senior Secured Notes	6,476	—
Repayment of 8.5% Convertible Notes	(1,194)	—
Net cash provided by financing activities	5,282	32,983
Net increase (decrease) in cash and cash equivalents	7,571	(15,200)
Cash and cash equivalents, at beginning of the period	1,209	31,208
Cash and cash equivalents, at end of the period	$8,780	$16,008
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$4,430	$22,865
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2019

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

Emergent Capital, through its subsidiaries, owns 2 life insurance policies, also referred to as life settlements, with a fair value of $1.3 million and an aggregate death benefit of approximately $12.0 million at August 31, 2019. Additionally, through a subsidiary, the Company owns a 27.5% equity investment, having an estimated fair value of approximately $132.3 million at August 31, 2019, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and death benefits from these two polices and change in fair value and distributions from its equity investment in White Eagle.

Change in Financial Year End

On September 7, 2018, the Board of Directors of the Company (the "Board") adopted resolutions to change the Company’s fiscal year end, and therefore the Company and its direct and indirect subsidiaries changed their fiscal year ends, from December 31 to November 30, effective immediately. The Company filed a Transition Report on Form 10-KT in accordance with SEC rules and regulations for the fiscal period ended November 30, 2018, which covered transactions from January 1, 2018 to November 30, 2018. This Form 10-Q covers the period beginning June 1, 2019 and ending August 31, 2019 compared to June 1, 2018 to August 31, 2018. As a result, the Form 10-Q will not be comparable to the results filed for the third quarter of 2018 covering July 1, 2018 to September 30, 2018.

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

The commencement of the November Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture (each as defined below). However, such defaults and events of default and their consequences were waived in advance of the November Chapter 11 Cases by holders of a majority of the outstanding principal amounts of each of the 8.5% Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture. The commencement of the November Chapter 11 Cases constituted an event of default under the Second Amended and Restated Loan and Security Agreement, dated as of January 31, 2017, by and among White Eagle, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager ("Lamington Bermuda"), CLMG Corp., as Administrative Agent ("CLMG"), and LNV Corporation, as Lender ("LNV"), as amended (the "White Eagle Revolving Credit Facility"), resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV, or CLMG to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations. The effective period under the Standstill Agreement was extended several times, finally to December 13, 2018.

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

Subsequent Event

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP, collectively the "Plaintiffs", filed suit (the "Suit") against LNV , Silver Point Capital L.P. ("Silver Point") and GWG Holdings, Inc. ("GWG" and, with LNV and Silver Point, the "Defendants") in the Bankruptcy Court, where the Suit will be administered together with the Chapter 11 Cases. LNV, a subsidiary of Beal Bank ("Beal"), is the lender under the White Eagle Revolving Credit Facility.

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

On July 18, 2019, the Company entered into a commitment letter (the "Commitment Letter") with Lamington, White Eagle and Jade Mountain Partners ("Jade Mountain") in connection with the Plan of Reorganization. The Commitment Letter provided for a transaction in which Jade Mountain and/or certain of its affiliates and/or certain investors would acquire 72.5% of the equity interests of White Eagle in exchange for $384.3 million as may be adjusted in accordance with the final documentation. The Commitment Letter and its terms and the transactions contemplated thereby were approved by the Bankruptcy Court on July 22, 2019.

Repayment and Termination of the White Eagle Revolving Credit Facility

On August 16, 2019, the Company entered into a subscription agreement (the "Subscription Agreement") with Lamington Road ("Class B Limited Partner"), White Eagle, WEGP ("Withdrawing General Partner"), and Palomino JV, L.P. ("Palomino" or "Class A Limited Partner"), in connection with the commitment letter signed on June 22, 2019 with Jade Mountain Partners, LLC ("Jade Mountain"), pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate of Jade Mountain (the "Manager") all of its general partnership interests (collectively, the "WE Investment") for a purchase price of approximately $366.2 million and $8.0 million for the Class A and Class D interests, respectively. Pursuant to the Subscription Agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests with a value of approximately $138.9 million on the closing date.

The proceeds of the WE Investment were used to satisfy in full (i) the White Eagle Revolving Credit Facility , and (ii) DIP Financing extended by CLMG, as Administrative Agent ("CLMG"), as agent, and LNV, as Lender, to White Eagle, each in connection with the termination of the White Eagle Revolving Credit Facility and the release of the related liens on the collateral thereunder pursuant to a Master Termination Agreement dated as of August 16, 2019 among WEGP, Lamington, White Eagle, Markley Asset Portfolio, LLC, CLMG, as administrative agent, LNV, as initial lender, Wilmington Trust, National Association, in its capacities as securities intermediary, custodian and agent, and Palomino (the "Master Termination Agreement"). The repayment and termination of the White Eagle Revolving Credit Facility and the termination of the DIP Financing, which had not been drawn against, were in accordance with the Plan of Reorganization for Lamington, WEGP and White Eagle approved by the Bankruptcy Court with respect to the previously announced voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code of Lamington, WEGP and White Eagle (the "Chapter 11 Cases").

The WE Investment was consummated, and the White Eagle Revolving Credit Facility was paid off in full and terminated, on August 16, 2019. The payoff totaled $402.5 million, which included payment directly to CLMG by Palomino of

$374.2 million and payment to CLMG by White Eagle of $28.3 million, collectively sufficient to repay, under the White Eagle Revolving Credit Facility, the outstanding principal of $368.0 million, accrued and unpaid interest of $21.3 million plus, under the Plan of Reorganization, an early payment amount due to LNV of $7.4 million and lender-allowed claims of $5.8 million. Of the $374.2 million purchase price of the limited partnership, $8.0 million was allocated to the Class D interests which amount is to be repaid in accordance with the distribution terms of the amended and restated Limited Partnership Agreement of White Eagle.

In connection with the WE Investment, the Limited Partnership Agreement of White Eagle was amended and restated (the "A&R LPA") to provide for the issuance of the Class A, B and D limited partnership interests, and for funding of an "Advance Facility" to maintain reserves sufficient to fund premiums, certain operating expenses of White Eagle and certain minimum payments to Lamington as the holder of the Class B interests. Pursuant to the A&R LPA, holders of Class A interests are entitled to receive distributions on the amounts paid or contributed by them in relation to the WE Investment and funding of the Advance Facility after payment of premiums on the portfolio policies and other fees and expenses. The A&R LPA provides generally that holders of the Class A and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years), provided that commencing after year three (3), such minimum payments will be utilized to repay the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distributions as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility) and to any indemnification payments, if any, due to such holders and related indemnified persons pursuant to the indemnities afforded them in and in relation to the A&R LPA, Subscription Agreement, Master Termination Agreement and related documents. As of the closing of the Investment, Lamington Bermuda resigned as manager of the portfolio and was replaced by Jade Mountain or an affiliate thereof.

On August 16, 2019, Lamington also entered into (i) a pledge agreement (the "Pledge Agreement") pursuant to which it pledged the 27.5% limited partnership interests of White Eagle owned by it to Palomino and certain other secured parties in support of the payment and indemnification obligations described above, and (ii) an assumption agreement among White Eagle, Lamington, the Company and WEGP (the "Assumption Agreement") pursuant to which Lamington assumed all liabilities and obligations of White Eagle and WEGP as of the closing date of the Transactions, and Lamington, the Company and WEGP agreed to terminate, waive and release any intercompany debt, obligations and liabilities of White Eagle to Lamington, the Company and WEGP. On August 16, 2019, Emergent entered into an indemnification agreement (the "Indemnification Agreement") pursuant to which it indemnified Wilmington Trust, National Association against claims and liabilities that may arise in relation to policies that have matured prior to the Closing Date but as to which Wilmington Trust, National Association has historically held title as securities intermediary.

See Note 11, "Investment in Limited Partnership", to the accompanying consolidated financial statements for further information.

Deconsolidation and Subsequent Measurement of the Deconsolidated Entities

Lamington and its subsidiaries' (White Eagle, WEGP and Lamington Bermuda), financial results were excluded from the Company’s consolidated results for the period from November 14, 2018, the Petition Date to August 16, 2019 the day the date the White Eagle Revolving Facility was terminated. ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Bermuda which collectively are referred to herein as the ("Deconsolidated Entities" or the "Debtors"). Therefore, our 2019 results are not comparable with our 2018 results. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value each reporting period. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

Lamington and WEGP had pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility, with the termination of the facility, this pledge was also terminated. There was no outstanding third party liabilities for either Lamington or WEGP at August 16, 2019 besides intercompany obligations to Emergent.

On September 16, 2019, subsequent to the quarter end, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case, the Lamington and WEGP case were not yet dismissed as of the filing date of this Form 10Q.
However pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate.

As part of the WE Investment, the Company sold 72.5% of its ownership in White Eagle, which is the most substantial asset of the Company, resulting in a reduction in its ownership from 100% to 27.5%. Given the new percentage ownership, this is considered an equity investment. Based on the A&R LPA, the Company will receive funds from White Eagle through a monthly distribution which is highly driven by maturities of the portfolio. Although the Company is guaranteed certain monthly payments, the Class A Partner must be made whole based on their established IRR of 11% which exposes the Company as to the amount and timing of funds that will be received. Although White Eagle continues to be a VIE under ASC 810, Consolidation, the Company has not met the criteria for consolidation as they do not have a controlling interest in While Eagle, financially or otherwise. Based on the A&R LPA, the Company's management responsibilities are very limited. The Company's remaining ownership of White Eagle does not give the Company any control over decisions of White Eagle and the Company is the minority owner. As a result, the Company is precluded from consolidating White Eagle Asset Portfolio at August 31, 2019.

White Eagle previously valued its life settlement policies at fair value whose valuation were based on inputs that are both significant to the fair value measurement and unobservable. The Company now holds an equity investment of 27.5% in White Eagle whose only assets are these life settlements. Additionally, the investment includes a mezzanine financing which the Company assumed at closing which repayment by, and ultimate distributions to, the Company are based on a prescribed waterfall with a guaranteed 11% return to the majority owner partner. Given the nature of this ownership, fair value is not readily redeemable and inputs are not observable. The Company will utilize a fair value approach to account for its 27.5% investment in White Eagle Asset Portfolio, and the calculation will be performed consistent with ASC 820, Fair Value Measurement with changes in fair value recorded in current earnings.

2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of the Deconsolidated Entities, White Eagle Asset Portfolio, an unconsolidated equity investment effective August 17, 2019, which is accounted for using fair value and Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the measurement alternative, which is measured at cost less impairment. The special purpose entity was to fulfill specific objectives. All significant intercompany balances and transactions except those related to Lamington after November 13, 2018 to August 16, 2019 (see Note 4) have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility, as detailed herein.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended August 31, 2019 and nine months ended August 31, 2019 are not necessarily indicative of the results that may be expected for future periods or for the year ending November 30, 2019. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Transition Report on Form 10-KT for the fiscal year ended November 30, 2018.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $289.1 million as of August 31, 2019. Cash flows used in operating activities were $8.5 million for the nine months ended August 31, 2019 and $32.6 million for the nine months ended August 31, 2018. As of August 31, 2019, the Company had approximately $8.8 million of cash and cash equivalents and certificates of deposit of $508,000; of this amount, approximately $8.8 million is available to pay premiums on the two unencumbered policies for which such expenses will approximate $45,000 in 2019 and other overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle Asset Portfolio, strategic capital market raises and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $26.8 million of cash and cash equivalents inclusive of certificates of deposit of $511,000. In considering our forecast for the next twelve months with the current cash balance as of the filing of this Form 10-Q, the Company has sufficient resources to meet its liquidity needs for the foreseeable future.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Reorganization and Consolidation

Lamington and its subsidiaries' (White Eagle and WEGP) filing of the Chapter 11 Cases was a reconsideration event for Emergent Capital to reevaluate whether consolidation of Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited) (collectively, and with Lamington, the "Deconsolidated Entities") continued to be appropriate. Under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

On June 19, 2019, the Bankruptcy Court entered an order confirming the Plan of Reorganization for the Chapter 11 Cases. The Plan of Reorganization implemented the Settlement Agreement and the DIP Financing. In addition, the Plan of Reorganization provided for the payment of all other allowed third party creditor claims in full, including allowed professional fees and taxes. The effective date of the Plan of Reorganization was June 19, 2019.

On August 16, 2019, the White Eagle Revolving Credit Facility was paid in full and terminated, additionally, payment was made to all White Eagle vendors and intercompany liabilities were contributed by Emergent. Lamington and WEGP had pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. With the termination of the facility, this pledge was released. There were no outstanding third party liabilities for either Lamington or WEGP at August 16, 2019 besides intercompany obligations to Emergent. Pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate. However, the consummation of the transaction under the Subscription Agreement resulted in the Company being a minority owner in White Eagle, the entity was not reconsolidated but rather treated as an equity investment.

On September 16, 2019, subsequent to the quarter end, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP Chapter 11 Cases were not yet dismissed as of the filing date of this Form 10-Q.

Related Party Relationship

Upon filing for Chapter 11 and the subsequent deconsolidation, transactions with Lamington are no longer eliminated in consolidation and are treated as related party transactions for Emergent Capital. See Note 5 "Condensed and Consolidated Financial Statements For Entities in Bankruptcy" for all transactions between Emergent Capital and Lamington.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the three months and nine months ended August 31, 2019 and 2018, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 9, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility, the valuation of equity awards, the valuation of our investment in deconsolidated entities and the valuation of our investment in limited partnership.

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

In July 2019, the FASB issued ASU No 2019-07, Codification Updates to SEC Sections—Amendments to SEC paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The FASB has updated the SEC portion of its codification literature to reflect changes the regulator made to simplify disclosures, modernize the reporting and disclosure of information by registered investment companies, and other items. ASU. 2019-07 updates the codification to reflect the amendments of various SEC disclosure requirements that the agency determined were redundant, duplicative, overlapping, outdated or superseded. The SEC amended its disclosure rules in 2018 with the aim of providing investors with useful disclosure information and to simplify compliance without significantly altering the mix of the information being provided. The amendments were part of an initiative by the SEC’s Division of Corporation Finance to review disclosure requirements applicable to issuers to consider ways to improve the requirements for the benefit of investors and issuers. The amendments are effective upon issuance of this update on July 2019.

Adopted Accounting Pronouncements

On August 17, 2018, the SEC issued a final rule that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, or changes in the information environment. The financial reporting implications of the final rule’s amendments are generally expected to reduce or eliminate some of an SEC registrant’s disclosure requirements. In limited circumstances, however, the amendments may expand those requirements, including those related to interim disclosures about changes in stockholders’ equity and noncontrolling interests (hereinafter referred to as changes in stockholders’ equity). The changes in stockholders’ equity extends to interim periods the annual disclosure requirement in SEC Regulation S-X, Rule 3-04,5,6 of presenting (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares. An analysis of changes in stockholders’ equity will now be required for the current and comparative year-to-date interim periods with subtotals for each interim period. Note that both rules refer to Rule 3-04 for presentation requirements, which, among other items, include a reconciliation that describes all significant reconciling items in each caption of stockholders’ equity and noncontrolling interests (if applicable). Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule was effective for all filings submitted on or after November 5, 2018. This standard was adopted during the nine months ended August 31, 2019.

(4) Deconsolidation of Subsidiaries

On the Petition Date, Lamington and WEGP filed the November Chapter 11 Cases in the Bankruptcy Court. As of such date, Lamington was the limited partner and owned 99.99%, and WEGP was the general partner and owned 0.01%, of White Eagle. In its capacity as general partner, WEGP managed the affairs of White Eagle. Lamington and WEGP will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) is a separate entity, and has not filed for bankruptcy relief and is continuing to operate in the ordinary course.

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

On August 16, 2019, the White Eagle Revolving Credit Facility was paid in full and terminated. In addition, payment was made to all White Eagle vendors and intercompany liabilities were contributed by Emergent. Lamington and WEGP had pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. With the termination of the facility, this pledge was released. There were no outstanding third party liabilities for either Lamington or WEGP at August 16, 2019 besides intercompany obligations.

On September 16, 2019, subsequent to the quarter end, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP case were not yet dismissed as of the filing date of this Form 10-Q. However pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate.

The Company further evaluated its investment at August 16, 2019 and recognized a gain of approximately $37.9 million, which amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with gains incurred by Lamington for the period up to August 16, 2019 in considering the proceeds received through the transactions for the Subscription Agreement, the actual payoff of the White Eagle Revolving Credit Facility and all other third party claims.

Effective August 17, 2019, the entities are no longer deconsolidated.

The fair value of the investment in Lamington is calculated as follows:

Investment in Lamington at December 1, 2018	$128,795
Less: Change in fair value	37,941
Investment in Lamington at August 16, 2019	$166,736

The table below summarizes the composition of the Company's investment in the deconsolidated entities at August 16, 2019:

		Change in Fair Value
	November 30, 2018	December 1, 2018 to August 16, 2019	August 16, 2019
Equity investment	$66,251	$(45,847)	$20,404
Promissory notes	56,596	89,736	146,332
Other liabilities	5,948	(5,948)	—
Total investment	$128,795	$37,941	$166,736

(5) Condensed and Consolidated Financial Statements for Entities in Bankruptcy

Condensed consolidated financial information for Lamington Road DAC is set forth below, presented at historical cost basis from the Petition Date to August 16, 2019.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Balance Sheet

	August 31, 2019	November 30, 2018
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$—	$33,719
Prepaid expenses and other assets	—	68
Investment in life settlements, at estimated fair value	—	505,235
Receivable for maturity of life settlements	—	27,700
Total assets	$—	$566,722

LIABILITIES AND STOCKHOLDERS' DEFICIT/EQUITY
Liabilities
Accounts payable and accrued expenses	—	1,410
Other liabilities (subject to compromise)*	—	5,997
Revolving Credit Facility debt, at estimated fair value	—	346,671
Promissory notes payable (subject to compromise)*	—	137,813
Promissory notes interest payable (subject to compromise)*	—	8,580
Total liabilities	—	500,471

Share Capital (1 share of $1 authorized and issued)	—	—
Additional paid in capital	—	60,602
Accumulated deficit/retained earnings	—	5,649
Total stockholders' deficit/equity	—	66,251
Total liabilities and stockholders' equity	$—	$566,722

*Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts different from those recorded in the condensed consolidated balance sheet.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Operations

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2019	2018	2019	2018
Change in Fair Value of Life Settlements (Notes 10 & 16)	$12,985	$5,245	$(16,841)	$19,144
Change in fair value of investment in limited partnership (Note 11&16)	15,352	—	15,352	—
Realized Gain on Life Settlements, Net	21,336	—	21,336	—
Other income	345	134	709	304
Total income	50,018	5,379	20,556	19,448

Interest expense	23,331	5,844	28,331	16,716
Interest expense - affiliate	—	2,478	—	7,330
Change in fair value of White Eagle Revolving Credit Facility (Notes 12 & 16)	(26,586)	(7,037)	17,094	(11,663)
Loss on extinguishment of debt	7,360	—	7,360	—
Participation Interest - Revolving Credit Facility	—	—	—	340
Reorganization cost	4,769	—	13,954	—
Legal fees	158	836	890	1,987
Professional fees	659	478	1,549	1,510
Administrative service fees - affiliate	—	—	2,765	2,371
Other general and administrative expenses	(71)	96	469	292
Total expenses	9,620	2,695	72,412	18,883
Income taxes	—	—	—	—
(Loss) income	$40,398	$2,684	$(51,856)	$565

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Cash Flows

	For the Nine Months Ended August 31,
	2019	2018

Net cash used in operating activities	$(58,793)	$(18,283)
Cash flows from investing activities
Premiums paid on life settlements	(69,827)	(67,815)
Proceeds from maturity of life settlements	92,505	52,304
Net cash used in investing activities	$22,678	$(15,511)
Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	(1,804)	(34,597)
Borrowings from White Eagle Revolving Credit Facility	4,221	67,580
Cash distributed to Parent Company	(21)	700
Net cash provided by financing activities	$2,396	$33,683
Net increase (decrease) in cash and cash equivalents	(33,719)	(111)
Cash and cash equivalents, at beginning of the period	33,719	12,129
Cash and cash equivalents, at end of the period	$—	$12,018
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$28,331	$16,716
Supplemental disclosures of non-cash financing activities:
Repayment of White Eagle Revolving Credit Facility by third party from proceeds of sale of life settlement	$366,821	$—
White Eagle early extinguishment fees paid by third party from proceeds of Class D Shares	$7,360	$—

Related Party Transactions

Certain related party transactions had been eliminated in consolidation. Due to the deconsolidation of Lamington, transactions after November 13, 2018 are no longer eliminated. With deemed discharge of the Chapter 11 Cases, effective August 17, 2019 related party transactions are now eliminated in consolidation. The below is a description of related party transactions for the period.

Administrative Services Fees

In 2014, White Eagle entered into an Administrative Service Agreement with Imperial Finance and Trading ("IFT"). Under the agreement, IFT will perform certain non-discretionary, administrative or ministerial services to assist with certain reporting, compliance and document retention duties and obligations arising under or in connection with the Amended and Restated Loan and Securities Agreement. IFT shall recover all cost incurred in performing these services, with billings quarterly or annually. Bills will be based on actual cost or an appropriate allocation methodology. White Eagle incurred administrative service expenses of approximately $0 during the three months ended August 31, 2019 and 2018, respectively, with $2.8 million and $2.4 million during the nine months ended August 31, 2019 and 2018, respectively, amounts for 2018 were eliminated in consolidation. Amounts due from White Eagle resulting from the administrative services during the nine months ended August 31, 2019 were contributed on August 16, 2019 consisted with the Master Termination Agreement.

Promissory Notes Receivable

Effective May 16, 2014, Lamington entered into a 10 year, $59.3 million unsecured Promissory Note ("the 8.5% Promissory Note") with its parent company, Markley Asset Portfolio, LLC ("Markley"). The amount was used by Lamington as the partial purchase price of Markley’s interest in White Eagle. The annual interest rate on the Promissory Note is 8.5% and is due to be paid at the end of each calendar year; provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of August 31, 2019 the outstanding principal balance was $86.5 million, which includes $27.2 million in capitalized interest. Total interest expense related to the 8.5% Promissory Note was $0 and $1.7 million for the three months ended August 31, 2019 and 2018, respectively, with $0 and $5.1 million during the nine months ended August 31, 2019 and 2018, respectively. The entire remaining principal balance of the 8.5% Promissory Note shall be due and payable, together with all accrued but unpaid interest, on May 16, 2024. No principal payments are due prior to the maturity date.

Effective July 28, 2017, Lamington issued an unsecured Promissory Note to Markley, in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy Profit Participating Notes issued by Markley to Lamington (the "Special Dividend Note").The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0% provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of August 31, 2019 the outstanding principal balance was $59.9 million, which includes $2.9 million in capitalized interest. Total interest expense related to the Special Dividend Note was $0 and $737,000 for the three months ended August 31, 2019 and 2018, respectively, with $0 and $1.5 million during the nine months ended August 31, 2019 and 2018, respectively. The entire remaining principal balance of the Special Dividend Note shall be due and payable, together with all accrued but unpaid interest, on July 28, 2027. No principal payments are due prior to the maturity date. Approximately $570,000 was paid as interest for the nine months ended August 31, 2018. There was no payment for the nine months ended August 31, 2019 up to the deconsolidated period. Approximately $10.9 million was paid after the deemed discharge of the Chapter 11 Case and have been eliminated in consolidation at August 31, 2019.

At August 16, 2019, the notes were fair valued in accordance with ASC 820, with a fair value of approximately $146.3 million, resulting in a change in fair value of approximately $89.7 million for the period up to August 16, 2019, which is included in change in fair value of investment in deconsolidated subsidiaries. The notes are now being eliminated in consolidation effective August 17, 2019. At August 31, 2019 and 2018, the combined face value of the notes was $146.4 million and $137.8 million, respectively.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of August 31, 2019 and November 30, 2018, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Not Primary Beneficiary		Not Primary Beneficiary
	Non-consolidated VIE		Non-consolidated VIE- White Eagle
	Total Assets	Maximum Exposure To Loss	Total Assets	Maximum Exposure To Loss
August 31, 2019	$2,384	$2,384	$132,334	$132,334
November 30, 2018	$2,384	$2,384	$—	$—

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheet as of each of August 31, 2019 and November 30, 2018.

In connection with the WE Investment, the Limited Partnership Agreement of White Eagle was amended and restated (the "A&R LPA") to provide for the issuance of the Class A, B and D limited partnership interests, and for funding of an "Advance Facility" evidenced by the Class D limited partnership interests, to maintain reserves sufficient to fund premiums, certain operating expenses of White Eagle and certain minimum payments to Lamington as the holder of the Class B interests. The A&R LPA provides generally that the Class A and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership. The limited partnership is a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. The Company accounts for its equity investment at fair value with changes in fair included in current earnings.

(7) Earnings Per Share

As of August 31, 2019 and 2018, there were 158,659,803 and 159,028,458 shares of common stock issued, respectively, and 158,051,803 and 158,420,458 shares of common stock outstanding, respectively. Outstanding shares as of August 31, 2019 and 2018 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months and nine months ended August 31, 2019 and 2018 (in thousands except per share data).

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2019(1)	2018(2)	2019(3)	2018(4)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$80,201	$(2,293)	$16,875	$(4,338)
Net income (loss) from discontinued operations	70	(17)	36	(14)
Numerator for basic EPS - net income (loss) attributable to common stockholders	$80,271	$(2,310)	$16,911	$(4,352)
Add back convertible notes interest	1,095	—	3,270	—
Numerator for diluted earnings per share - net income (loss) attributable to common stockholders	$81,296	$(2,293)	$20,145	$(4,338)
Basic income (loss) per common share:
Basic income (loss) from continuing operations	$0.51	$(0.01)	$0.11	$(0.03)
Basic income (loss) from discontinued operations	—	—	—	—
Basic income (loss) per share available to common shareholders	$0.51	$(0.01)	$0.11	$(0.03)
Diluted income (loss) per common share:
Diluted income (loss) from continuing operations	$0.41	$(0.01)	$0.10	$(0.03)
Diluted income (loss) from discontinued operations	—	—	—	—
Diluted income (loss) per share available to common shareholders	$0.41	$(0.01)	$0.10	$(0.03)
Denominator:
Basic	156,968,470	158,305,635	156,949,425	157,919,215
Diluted	195,979,957	158,305,635	194,867,908	157,919,215

(1)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights and 2,000,000 shares of common stock underlying warrants, as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS does not include 2,550,000 shares of restricted stock, 85,000 shares of common stock underlying options,100,000 shares of stock appreciation rights, 44,500,000 shares of common stock underlying warrants, and up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

(3)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights, 1,083,333 shares of restricted stock and 44,500,000shares of common stock underlying warrants, as the effect of their inclusion would have been anti-dilutive.

(4)
The computation of diluted EPS does not include 2,550,000 shares of restricted stock, 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights, 44,500,000 shares of common stock underlying warrants, up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

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

Options

As of November 30, 2018, all options to purchase shares of common stock issued by the Company were fully vested with 85,000 exercisable. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during the three months and nine months ended August 31, 2019 and 2018, respectively.

As of August 31, 2019, options to purchase 85,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The options were issued on June 6, 2013 and expire seven years after the date of grant which will be June 6, 2020. The following table presents the activity of the Company’s outstanding stock options to purchase common stock for the nine months ended August 31, 2019:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance, December 1, 2018	85,000	$6.94	1.50	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	—	$—	—
Options expired	—	—	—
Options outstanding, August 31, 2019	85,000	$6.94	0.75	$—
Exercisable at August 31, 2019	85,000	$6.94	0.75
Unvested at August 31, 2019	—	—	—	$—

As of August 31, 2019, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred stock-based compensation expense of approximately $95,000 and $207,000 relating to restricted stock granted to the board and certain employees during the three months ended August 31, 2019 and 2018, respectively, and $290,000 and $380,000 during the nine months ended August 31, 2019 and 2018, respectively.

During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which were subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company’s shares on the day prior to the grant date. Approximately 46,000 and 60,000 shares of restricted stock were vested and forfeited, respectively, since issuance and 74,000 and 20,000 were vested and forfeited, respectively, during the eleven months ended November 30, 2018 with 0 unvested at August 31, 2019. The Company incurred stock-based compensation expense of approximately $0 and $10,000 related to these 200,000 shares of restricted stock during the three months ended August 31, 2019 and 2018 respectively, and income of $0 and $25,000 during the nine months ended August 31, 2019 and 2018, respectively.

During the year ended December 31, 2017, the Company granted 51,132 shares of restricted stock to its directors under the Omnibus Plan, which were subject to a one year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $17,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 51,132 shares of restricted stock of approximately $0 during the three months and nine months ended August 31, 2019 and 2018. Approximately 42,610 shares of restricted stock vested during the year ended December 31, 2017, with 8,522 vested during the eleven months November 30, 2018.
During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 750,000 shares of restricted stock vested during the eleven months ended November 30, 2018 and 250,000 during the nine months ended August 31, 2019 with 1,000,000 unvested at August 31, 2019. The Company incurred stock-based compensation expense of approximately $89,000 and $101,000 during the three months ended August 31, 2019 and 2018, respectively, with $271,000 and $305,000 during the nine months ended August 31, 2019 and 2018, respectively, related to these 2,000,000 shares of restricted stock.
During the eleven months ended November 30, 2018, the Company granted 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a two and three year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 66,667 shares of restricted stock vested during the three months and nine months ended August 31, 2019 with 83,333 unvested at August 31, 2019. The Company incurred stock-based compensation expense of approximately $6,000 and $6,000 during the three months ended August 31, 2019 and 2018, respectively, with $19,000 and $11,000 during the nine months ended August 31, 2019 and 2018, respectively, related to these 150,000 shares of restricted stock.

During the three months and nine months ended August 31, 2018, the Company established an ad hoc Capital Structure Committee (the "Committee") consisting of members of the board of directors, to undertake a review of the Company's capital structure. As compensation to the sole non-employee member of the Committee, the Company granted 400,000 restricted stock units under the Omnibus Plan, which will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee. The fair value of the restricted stock was valued at approximately $128,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 400,000 restricted stock units of approximately $81,000 and $81,000 during the three months and nine months ended August 31, 2018 and 2018. The 400,000 restricted stock units vested during the eleven months November 30, 2018.

The following table presents the activity of the Company’s unvested shares of restricted stock for the nine months ended August 31, 2019:

Common Unvested Shares	Number of Shares
Outstanding Balance, December 1, 2018	1,400,000
Granted	—
Vested	(316,667)
Forfeited	—
Outstanding August 31, 2019	1,083,333

The aggregate intrinsic value of the awards of 83,333 and 1,000,000 shares is $20,000 and $240,000, respectively, and the remaining weighted average life of these awards is 0.87 years and 0.21 years respectively as of August 31, 2019. As of August 31, 2019, a total of $110,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the eleven months November 30, 2018, the Company issued 100,000 SARs to the sole non-employee member of the ad hoc Capital Structure Committee of the Board, which will expire 10 years after the date the SARs were granted. The SARs will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee and had a fair value of $9,000 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The 100,000 SARs vested during the eleven months November 30, 2018 and remain unexercised at August 31, 2019.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Total income	$—	$—	$—	$17
Total expenses	(70)	18	(36)	32
Income (loss) before income taxes	70	(18)	36	(15)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations, net of income taxes	$70	$(18)	$36	$(15)

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
Emergent Capital, through its subsidiaries, owns two life insurance policies, also referred to as life settlements, with a fair value of $1.3 million and an aggregate death benefit of approximately $12.0 million at August 31, 2019. Additionally, through a subsidiary, the Company owns a 27.5% equity investment, having an estimated fair value of approximately $132.3 million at August 31, 2019, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and death benefits from these two polices and change in fair value and distributions from its equity investment in White Eagle.
As of November 30, 2018, the Company through its consolidated and deconsolidated subsidiary companies owned 588 policies, with an aggregate estimated fair value of life settlements of $506.4 million. See Note 4, "Deconsolidation of Subsidiaries" and Note 5, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy," to the accompanying consolidated financial statements for further information.
The following describes the Company’s life settlements as of August 31, 2019 (dollars in thousands):
Policies Pledged Under White Eagle Revolving Credit Facility and Deconsolidated

On August 16, 2019 the Company and its subsidiaries entered into a Subscription Agreement where White Eagle sold 72.5% of its limited partnership interests for a purchase price of approximately $366.2 million and recognized a gain on disposal of approximately $21.3 million. The proceeds were used to satisfy all outstanding indebtedness held by the White Eagle’s Revolving Credit Facility thus terminating the credit facility and releasing the related pledge to the lender of the life settlements owned by White Eagle. The Company now owns a 27.5% equity investment in White Eagle.
As of August 31, 2019, there were no policies pledged under the White Eagle Credit Facility due to its termination.
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

During the three months ended August 31, 2019 and 2018, the Company experienced maturities of 6 and 3 life insurance policies, respectively, with face amounts totaling $31.8 million and $14.3 million, respectively, resulting in a net gain of approximately $20.0 million and $7.1 million, respectively.

During the nine months ended August 31, 2019 and 2018, the Company experienced maturities of 18 and 15 life insurance policies, respectively, with face amounts totaling $100.4 million and $68.2 million, respectively, resulting in a net gain of approximately $70.3 million and $35.1 million, respectively.

The below is an analysis of policy maturities for the three months and nine months ended August 31, 2019 and 2018.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Face value	$31,768	$14,250	$100,374	$68,185

Cost*	8,911	7,664	27,723	22,755
Accumulated Change in Fair Value*	2,858	(528)	2,351	10,316
Carrying Value	11,769	7,136	30,074	33,071

Gain on Maturities	$19,999	$7,114	$70,300	$35,114

Number of Policies	6	3	18	15

* Cost includes purchase price and premiums paid into the policy to date of maturity. Accumulated change in fair value is impacted by changes in discount rate, updated life expectancy estimates on the life insurance policy and cost of insurance increase.

Policies Not Pledged
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at August 31, 2019 was 11.6 years.

Remaining Life Expectancy (In Years)	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,254	12,000
Total	2	$1,254	$12,000
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at November 30, 2018 was 12.2 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	$—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,172	12,000
Total	$2	$1,172	$12,000
Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of August 31, 2019, are as follows (in thousands):

Remainder of 2019	$45
2020	191
2021	222
2022	254
2023	286
Thereafter	4,989
$5,987
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

(11) Investment in Limited Partnership

Subscription Agreement

On August 16, 2019 (the "Effective Date"), the Company entered into a subscription agreement (the "Subscription Agreement") with Lamington ("Class B Limited Partner"), White Eagle, WEGP ("Withdrawing General Partner"), and Palomino JV, L.P. ("Palomino" or "Class A Limited Partner"), in connection with the commitment letter signed on June 22, 2019 with Jade Mountain Partners, LLC ("Jade Mountain" ), pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate of Jade Mountain (the "Manager") all of its general partnership interests (collectively, the "WE Investment"). Pursuant to the Subscription Agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests.

The proceeds of the WE Investment and certain funds then held in accounts of White Eagle were used to satisfy in full (i) the White Eagle Revolving Credit Facility and (ii) the DIP Financing, each in connection with the termination of the White Eagle Revolving Credit Facility and the release of the related liens on the collateral thereunder pursuant to the Master Termination Agreement. The repayment and termination of the White Eagle Revolving Credit Facility and the termination of the DIP Financing, which had not been drawn against, were in accordance with the Plan of Reorganization.

The WE Investment was consummated, and the White Eagle Revolving Credit Facility was paid off in full and terminated, on August 16, 2019. The payoff totaled $402.5 million, which included payment directly to CLMG by Palomino of $374.2 million and payment to CLMG by White Eagle of $28.3 million, collectively sufficient to repay, under the White Eagle Revolving Credit Facility, the outstanding principal of $368.0 million, accrued and unpaid interest of $21.3 million plus, under the Plan of Reorganization, an early payment amount due to LNV of $7.4 million and lender allowed claims of $5.8 million. Of the $374.2 million purchase price, $8.0 million was allocated to the Class D interests which amount is to be repaid in accordance with the distribution terms of the A&R LPA.

On August 16, 2019, Lamington also entered into (i) the Pledge Agreement pursuant to which it pledged the 27.5% limited partnership interests of White Eagle owned by it to Palomino and certain other secured parties in support of the payment and indemnification obligations described above, and (ii) the Assumption Agreement pursuant to which Lamington assumed all liabilities and obligations of White Eagle and WEGP as of the closing date of the Transactions, and Lamington, the Company and WEGP agreed to terminate, waive and release any intercompany debt, obligations and liabilities of White Eagle to Lamington, the Company and WEGP. On August 16, 2019, Emergent entered into the Indemnification Agreement pursuant to which it indemnified Wilmington Trust, National Association against claims and liabilities that may arise in relation to policies that have matured prior to the Closing Date but as to which Wilmington Trust, National Association has historically held title as securities intermediary.

Amended and Restated Limited Partnership Agreement of White Eagle

In connection with the WE Investment, the Limited Partnership Agreement of White Eagle was amended and restated (the "A&R LPA") to provide for the issuance of the Class A, B and D limited partnership interests, and for funding of an "Advance Facility" evidenced by the Class D limited partnership interests, to maintain reserves sufficient to fund premiums, certain operating expenses of White Eagle and certain minimum payments to Lamington as the holder of the Class B interests. The A&R LPA provides generally that holders of the Class A and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years, provided that commencing after year three (3), such minimum payments will be utilized to repay the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distribution as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility) and to any indemnification payments, if any, due to such holders and related indemnified persons pursuant to the indemnities afforded them in and in relation to the A&R LPA, Subscription Agreement, Master Termination Agreement and related documents. As of the closing of the WE Investment, Lamington Road Bermuda, LTD resigned as manager of the portfolio and was replaced by an affiliate of Jade Mountain.

On August 16, 2019, White Eagle , Palomino JV GP Limited, ("the General Partner") and the Manager entered into the Management Agreement, setting forth the terms and conditions pursuant to which the General Partner has delegated certain of its management rights and obligations under the A&R LPA to the Manager.

Advance Facility. The facility under which the Class A Limited Partner or its Affiliates from time to time advance to the Class B Limited Partner (or, as a matter of convenience only, provides the proceeds of any such advance directly to the Partnership on behalf of the Class B Limited Partner, provided that, for the avoidance of doubt, any such advance distributed directly to the Partnership shall not be deemed to be an incurrence of an obligation of the Partnership for the repayment thereof) the portion of the premium/expense reserve account owed by the Class B Limited Partner under the Agreement. Essentially, this is the aggregate amount owed by the Class B Limited Partner to the Class A Limited Partner thereunder as a result of such advances.

Class A Minimum Return Cumulative Amount. An amount equal to 11% per annum, compounded quarterly and accruing from the Effective Date, on the sum of (i) 100% of the initial contribution by the Class A Limited Partner on its own behalf to the premium/expense reserve account, accruing from the Effective Date until repaid (as reduced by any repayment thereof) (but for the avoidance of doubt excluding any advances made by the Class A Limited Partner under the Advance Facility), (ii) 100% of the amounts funded into the premium/expense reserve account by the Class A Limited Partner on its own behalf after the Effective Date (as reduced by any repayment thereof), accruing from the date of funding until repaid (but for the avoidance of doubt excluding any advances made by the Class A Limited Partner under the Advance Facility), and (iii) the Purchase Price of $374.2 million (as reduced by any portion thereof repaid by the Class B Interest Monthly Distribution, as defined below, (v) that reflects amortization of principal, all sale proceeds received by the Class A Limited Partner and any reductions thereof as contemplated by the permitted disposition of policies, (plus (x) the amount necessary to reduce the principal balance to the targeted principal balance hereto for such Distribution Date, plus (y) later contributions by the Class A Limited Partner (excluding any advances made by the Class A Limited Partner under the Advance Facility but, for the avoidance of doubt, including amounts funded into the premium/expense reserve account by the Class A Limited Partner on its own behalf), plus (z) the Class D Return.

Class A True Up Payment. As of the applicable Distribution Date, (i) the excess (if positive) of (x) 72.5% of the total return distributions over (y) the sum of cumulative amounts actually received by the Class A Limited Partner prior to such Distribution Date on account of clauses (w), (x) and (y) of the Class A Minimum Return Cumulative Amount, any Class A true up payments and amounts paid to the Class A Limited Partner pursuant plus (ii) the amount necessary such that the Class A Limited Partner shall have received 72.5% of total return distributions after giving effect to the amounts to be paid to the Class A Limited Partner on such Distribution Date.

Class B True Up Payment. As of the applicable Distribution Date, (i) the excess (if positive) of (x) 27.5% of the Total Return Distributions over (y) the sum of cumulative amounts actually received by the Class B Limited Partners prior to such Distribution Date on account of the Minimum Class B Interest Monthly Distributions, the Class B True Up Payments and amounts paid to the Class B Limited Partners pursuant to Section 3.2(b)(v) (plus the cumulative amounts that were paid to the Class A Limited Partner in repayment of the Advance Facility, to the Class D Limited Partner on account of the Class D Return, or to the Purchaser Indemnified Parties to satisfy (in whole or in part) the indemnity obligations of Parent, Lamington Road or the Class B Limited Partner) plus (ii) the amount necessary such that the Class B Limited Partners shall have received 27.5% of Total Return Distributions after giving effect to the amounts to be paid to the Class B Limited Partner on account of the Minimum Class B Interest Monthly Distributions and amounts paid to the Class B Limited Partners on such Distribution Date in the priority of payments after payment of any Class A True Up Payments and Class B True Up Payments (plus the cumulative amounts that would have been distributed to the Class B Limited Partners but that were paid to the Class A Limited Partner in repayment of the Advance Facility, to the Class D Limited Partner on account of the Class D Return, or to the Purchaser Indemnified Parties to satisfy (in whole or in part) the indemnity obligations of Parent, Lamington Road or the Class B Limited Partner).

Class D Return. The aggregate repayment amount of approximately $8.0 million ( as described above) owed by the Class B Limited Partner to the Class D Limited Partner, payable in accordance with the terms herein, which shall equal the greater of (x) 125% of the Class D Payment Amount, and (y) the Class D Payment Amount plus the total amount of unpaid interest accruing on the Class D Payment Amount at a rate equal to 11% per annum compounded quarterly from the Effective Date through the date on which the Class D payment amount and all accrued and unpaid interest is repaid in full.

Distribution Date. The 5th Business Day of each month.

Minimum Class B Interest Monthly Distribution. The monthly amount equal to (i) for each month commencing prior to the third anniversary of the Effective Date, the greater of $667,000 and 1/12th of 1.50% of the Net Asset Value as determined by the most recent valuation report obtained on or prior to such Distribution Date and (ii) for each month commencing on or after the third anniversary of the Effective Date and prior to the tenth anniversary of the Effective Date, the greater of $333,000 and 1/12th of 0.75% of the net asset value as determined by the most recent valuation report obtained on or prior to such Distribution Date.

Expense. On August 16, 2019, the Class A Limited Partner contributed $21.8 million to the premium/expense reserve account in satisfaction of its obligations to fund the premium/expense reserve account as of the Effective Date, and (ii) advanced under the Advance Facility $8.3 million by deposit into the premium/expense reserve account on behalf of the Class B Limited Partner, in satisfaction of the Class B Limited Partner’s obligations to fund the premium/reserve fund as of the Effective Date. This $8.3 million is to be repaid through the waterfall distribution from amounts to be distributed to the Company. Total initial premium/expense reserve was approximately $30.0 million on August 16, 2019.

If at any time prior to a Distribution Date, the amount in the premium/expense reserve account is less than an amount sufficient to cover the next month of premiums and expenses, as set forth in the budget or as otherwise determined by the General Partner based upon advice of the Manager, the Class A Limited Partner will (i) contribute its percentage interest of 72.5%, and (ii) make advances under the Advance Facility of the Class B Limited Partner’s percentage interest of 27.5% , the aggregate amount of additional capital needed to increase the balance of the premium/expense reserve account to an amount sufficient to cover the next three months of premiums and expenses, as set forth in the budget.

All advances made by the Class A Limited Partner under the Advance Facility, whether prior to, on or after the Effective Date, shall accrue interest at the rate of 11% per annum, compounded quarterly, until repaid, and all such amounts (including any accrued but unpaid interest) shall be secured by the Class B Partnership Units pursuant to the Pledge Agreement. After the Effective Date, the General Partner will use commercially reasonable efforts to obtain financing proposals for premiums and expenses on terms more favorable to the Class B Limited Partner than the Advance Facility, if and to the extent available, and in the event such financing is obtained, the Class A Limited Partner shall no longer have any obligation to fund advances under the Advance Facility.

Funds in the premium/expense reserve account shall be used or otherwise distributed in the following order of priority:

Premium/Expense Reserve Account	Three Months Ended August 31, 2019	Nine Months Ended August 31, 2019
	Amount		Use of Proceeds
First	$8,210	$8,210	Premiums, Expenses and Manager Fees
Second	—	—	Minimum Class B Interest Monthly Distribution - after three years, Class D Returns takes priority until paid in full
Third	—	—	Minimum Class B Interest Monthly Distribution
Fourth	—	—	Retained For Premium/Expense to Cover Three Months of Transactions, excess to be sent to the Collection Account
	$8,210	$8,210

During the three months and nine months ended August 31, 2019, approximately $8.2 million was distributed from the premium/expense reserve with the balance of approximately $21.8 million remaining in the account at August 31, 2019.

Approximately $333,000 was due for distribution to the Company to cover the period from August 17, 2019 to August 31, 2019 and the amount was received subsequent to the quarter end.

Distribution. The General Partner has established a separate bank account on behalf of, and in the name of, the Partnership to hold, and shall direct all death benefits and other cash received by the Partnership (other than capital contributions, proceeds of the Advance Facility, and death benefits from matured policies which shall be distributed in accordance with Section 2.02(b) of the Subscription Agreement) into such account (the "Collections Account").

On each Distribution Date, funds on deposit in the Collections Account shall be distributed by the Paying Agent ("Wilmington Trust, N.A") pursuant to the Waterfall Notice in the following order of priority:

Collection Account	Three Months Ended August 31, 2019	Nine Months Ended August 31, 2019
Priority	Amount		Use of Proceeds
First	$—	$—	Premium/Expense Reserve Account - to cover next three months of premiums and expense
Second	—	—	Class A Minimum Return Cumulative Amount*
Third	—	—	Minimum Class B Interest Monthly Distribution
Fourth	—	—	Re-balancing the Total Return Distributions with 72.5% to the Class A Limited Partner and 27.5% to Class B Limited Partner
Fifth	—	—	72.5% to the Class A Limited Partner and 27.5% to the Class B Limited Partner
	$—	$—

*To pay the Class A Limited Partner the amount necessary such that the Class A Limited Partner shall have received the Class A Minimum Return Cumulative Amount (applied first which is 11%), second to the amounts necessary to reduce the principal balance from $406.0 million on the Effective Date to April 2039 when it is expected to be paid in full (the A&R LPA stipulate the expected monthly reduction in target principal commencing in April 2021), third to later contributions by the Class A Limited Partner, excluding Advance Facility but includes funded into premium/expense account on its own behalf and fourth the Class D Return, in each case of the definition of Class A Minimum Return Cumulative Amount as of the last day of the month immediately prior to such Distribution Date.

There was no distribution from the Collection Account for the three months and nine months ended August 31, 2019.

On August 16, 2019, Lamington's capital contribution to White Eagle was an estimated fair value of approximately $138.9 million. The Company performed a valuation at August 31, 2019 resulting in a value of approximately $132.3 million. See Note 16, "Fair Value Measurement", to the accompanying consolidated financial statements for further information.

(12) White Eagle Revolving Credit Facility

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

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $46.5 million 8.5% Senior Secured Notes due July 15, 2021 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), the $75.8 million 5% Convertible Notes due February 15, 2023 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), and the $1.2 million 8.5% Convertible Notes due February 15, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 12, "8.50% Senior Unsecured Convertible

Notes", Note 13, "5.0% Senior Unsecured Convertible Notes" and Note 14, "8.5% Senior Secured Notes", to the accompanying consolidated financial statements for further information.

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

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed from the collection account in accordance with the budget approved by the Bankruptcy court and the Revolving Credit Facility termination agreement (in thousands):

Collection account balance at December 1, 2018	$28,059
Face value collected in current quarter	60,163
Face value collected in prior quarters	32,342
Other collections *	2,575
$123,139

Expenses paid from the collection account Post-Petition
Premiums paid 2019	$(65,905)
Interest expenses	(28,331)
Payment toward principal	(1,804)
White Eagle credit facility expenses	(9,304)
Refund of premium payments advanced by parent	(3,000)
Lender allowed claim-Beal	(5,839)
Transfers of remaining funds to Lamington	(8,956)
$(123,139)

Collection account balance at August 16, 2019**	$—

*Includes refund of premiums and interest earned on maturity proceeds
** Collection account was closed on August 16, 2019 in connection with the termination of the White Eagle Revolving Credit Facility.

For the three months and nine months ended August 31, 2018, approximately $12.8 million and $44.2 million , respectively, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Three Months Ended August 31, 2018	Nine Months Ended August 31, 2018
Clause	Amount		Use of Proceeds
First:	$84	$251	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	26	43	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	5,844	16,716	Administrative Agent - Accrued and Unpaid Interest
Sixth:	6,854	26,397	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	—	340	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved - $0
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	416	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$12,808	$44,163

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the amendment to the White Eagle Revolving Credit Facility on November 9, 2015 (the "White Eagle Amendment"), ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the three months and nine months ended August 31, 2019 and 2018, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Amount drawn for premium payments	$—	$22,668	$4,221	$67,580
Amount drawn in fees to service providers	—	629	—	1,910
Total amount drawn	$—	$23,297	$4,221	$69,490

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 31, 2018, the LIBOR floor increased from 2.11% to 3.01%. The effective rate at August 15, 2019 and August 31, 2018 was 9.51% and 6.61%, respectively. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six and a half percent (6.5%).

Interest paid during the period is recorded in the Company’s consolidated and deconsolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. Total interest expense on the facility during the three months and nine months ended August 31, 2019 and 2018 paid from maturity proceeds or paid directly by White Eagle was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Interest paid through waterfall	$—	$5,844	$—	$16,716
Participation interest paid through waterfall	—	—	—	340
Interest paid from collection account	23,331	—	28,331	—
Total interest expense	$23,331	$5,844	$28,331	$17,056

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

Voluntary Petitions for Relief Under Chapter 11

On the Petition Date, Lamington and WEGP filed the November Chapter 11 Cases in the Bankruptcy Court. Lamington was the limited partner and owned 99.99%, and WEGP was the general partner and owned 0.01%, of White Eagle. In its capacity as general partner, WEGP managed the affairs of White Eagle. The Lamington and WEGP filings are referred to as the "November Chapter 11 Cases."

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

Subsequent Event

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case.

Deconsolidation and Subsequent Measurement of the Deconsolidated Entities

Lamington and its subsidiaries' (White Eagle, WEGP and Lamington Bermuda), financial results were excluded from the Company’s consolidated results for the period from November 14, 2018, the Petition Date, to August 16, 2019, the day the date the White Eagle Revolving Credit Facility was terminated. ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Bermuda which collectively are referred to herein as the ("Deconsolidated Entities" or the "Debtors"). Therefore, our 2019 results are not comparable with our 2018 results. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value each reporting period. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date. Effective August 17, 2019, the entities were deemed to have emerged from bankruptcy and were no longer deconsolidated. See Note 2, "Principles of Consolidation - Reorganization and Consolidation" to the accompanying consolidated financial statements.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP (collectively the "Plaintiffs" filed the Suit against LNV, Silver Point and GWG the "Defendants") in the Bankruptcy Court where the Suit will be administered together with the previously filed Chapter 11 Cases. LNV, a subsidiary of Beal, is the lender under the White Eagle Revolving Credit Facility.

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

In connection with the White Eagle Chapter 11 Case, on January 15, 2019, the Court authorized the Debtors to use the proceeds of pre-petition cash collateral for a period of twenty (20) weeks (the "Cash Collateral'), which allowance was extended in May 2019 for another nine (9) weeks. The Cash Collateral may be used solely for the purposes permitted under the budget approved by the Court, including (i) to provide working capital needs of the Debtors and general corporate purposes of the Debtors, (ii) to make the payments or fund amounts otherwise permitted in the final order that authorized such uses and such budget, (iii) to fund amounts necessary to pay certain fees; and (iv) to fund amounts necessary to pay certain professional fees in accordance with such Budget.

Global Settlement Agreement in Principle in Bankruptcies

On May 7, 2019, the Proposed Settlement, a global settlement in principle of the Chapter 11 Cases and the Suit, was announced on the record to, and filed with, the Bankruptcy Court jointly by the Debtors and Defendants. The Proposed Settlement would be effected together with the plan of reorganization, in accordance with the following schedule: (x) the Proposed Settlement and plan of reorganization, and other relevant documents, would be filed with the Bankruptcy Court by May 24, 2019, (y) the parties would use their best efforts to have the Proposed Settlement approved by the Bankruptcy Court by June 7, 2019, and (z) the parties would use their best efforts to have a confirmation hearing for approval of the plan of reorganization by the Bankruptcy Court held on or before June 21, 2019.

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

Plan of Reorganization

On June 5, 2019, the Bankruptcy Court approved the Settlement Agreement memorializing the Proposed Settlement and the DIP Financing. The Plan of Reorganization for the Chapter 11 Cases, which implements the Settlement Agreement and the DIP Financing, was confirmed by the Bankruptcy Court on June 19, 2019.

On July 18, 2019, the Company entered into the Commitment Letter with Lamington, White Eagle and Jade Mountain in connection with the Plan of Reorganization. The Commitment Letter provided for a transaction in which Jade Mountain and/or certain of its affiliates and/or certain investors would acquire 72.5% of the equity interests of White Eagle in exchange for $384.3 million as may be adjusted in accordance with the final documentation. The Commitment Letter and its terms and the transactions contemplated thereby were approved by the Bankruptcy Court on July 22, 2019.

Repayment and Termination of the White Eagle Revolving Credit Facility

On August 16, 2019, the Company entered into the Subscription Agreement, in connection with the Commitment Letter, pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate of Jade Mountain all of its general partnership interests for a purchase price of approximately $366.2 million and $8.0 million for the Class A and Class D interests, respectively. Pursuant to the Subscription Agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests with a value of approximately $138.9 million on the closing date.

The proceeds of the WE Investment were used to satisfy in full (i) the White Eagle Revolving Credit Facility, and (ii) the DIP Financing extended by CLMG, as agent, and LNV, as lender, to White Eagle, each in connection with the termination of the White Eagle Revolving Credit Facility and the release of the related liens on the collateral thereunder pursuant to a the Master Termination Agreement. The repayment and termination of the White Eagle Revolving Credit Facility and the termination of the DIP Financing, which had not been drawn against, were in accordance with the Plan of Reorganization.

The WE Investment was consummated, and the White Eagle Revolving Credit Facility was paid off in full and terminated, on August 16, 2019. The payoff totaled $402.5 million, which included payment directly to CLMG by Palomino of $374.2 million and payment to CLMG by White Eagle of $28.3 million, collectively sufficient to repay, under the White Eagle Revolving Credit Facility, the outstanding principal of $368.0 million, accrued and unpaid interest of $21.3 million plus, under the Plan of Reorganization, an early payment amount due to LNV of $7.4 million which is included in the income statement as loss on extinguishment of debt and lender-allowed claims of $5.8 million.

(13) 8.50% Senior Unsecured Convertible Notes

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

The Company performed an assessment of the modification of the Convertible Notes under ASC 470, Debt, and determined the transaction is a troubled debt restructuring. The Company did not recognize any gain as a result of the restructuring, therefore, approximately $7.7 million was reclassified to the New Convertible Notes, including $6.7 million and $1.0 million related to debt discount and origination cost, respectively. See Note 14 "5.0% Senior Unsecured Convertible Notes" for a description of the changes in terms of the Convertible Notes.

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

On August 28, 2019, the Company paid off the outstanding principal and accrued interest on its Convertible Notes, consisting of $1.2 million in principal, $110,000 in accrued and unpaid interest and $38,000 in administrative fees and expenses. The Convertible Notes matured on February 15, 2019. Upon the payoff, the Convertible Notes were extinguished.

During the three months ended August 31, 2019, the Company recorded $22,000 of interest expense on the Convertible Notes, compared to interest expense of $46,000 during the three months ended August 31, 2018, which included $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively.

During the nine months ended August 31, 2019, the Company recorded $93,000 of interest expense on the Convertible Notes, including $73,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively compared to interest expense of $138,000, during the nine months ended August 31, 2018, which included $76,000, $54,000 and $8,000 from interest, amortizing debt discounts and origination costs, respectively.

(14) 5.0% Senior Unsecured Convertible Notes

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

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018, the November Chapter 11 Cases were filed, and on December 13, 2018, the White Eagle
Chapter 11 Case was filed. The commencement of the Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s New Convertible Note Indenture. However, such defaults and events of default and their consequences were waived by holders of a majority of the outstanding principal amount of the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under the Company’s New Convertible Note Indenture.

As of August 31, 2019, the carrying value of the New Convertible Notes was $70.7 million, net of unamortized debt discounts and origination costs of $4.5 million and $663,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months ended August 31, 2019, the Company recorded $1.3 million of interest expense on the New Convertible Notes, including $948,000, $290,000 and $43,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $1.3 million during the three months ended August 31, 2018, which included $948,000, $271,000 and $40,000 from interest, amortizing debt discounts and origination costs, respectively.

During the nine months ended August 31, 2019, the Company recorded $3.8 million of interest expense on the 5% Convertible Notes, including $2.8 million, $832,000 and $123,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $3.7 million during the nine months ended August 31, 2018, which included $2.8 million, $774,000 and $115,000 from interest, amortizing debt discounts and origination costs, respectively.

(15) 8.5% Senior Secured Notes

In connection with the Transaction Closing, the Company and the Senior Secured Note Trustee entered into an Amended and Restated Senior Secured Note Indenture to amend and restate the Senior Secured Indenture between the Company (as amended and restated, the “Amended and Restated Senior Note Indenture") and the Senior Secured Note Trustee following the Company’s receipt of requisite consents of the holders of the 15% Senior Secured Notes. Pursuant to the terms of the Amended and Restated Senior Secured Indenture, the Company caused the cancellation of all outstanding 15% Senior Secured Notes and the issuance of 8.5% Senior Secured Notes due 2021 (the "8.5% Senior Secured Notes") in an aggregate amount of $30.0 million. The Amended and Restated Senior Secured Indenture allows for an aggregate of $40.0 million of 8.5% Senior Secured Notes to be issued thereunder. On August 11, 2017 and August 14, 2017 the Company issued an additional $3.5 million and $1.5 million of 8.5% Senior Secured Notes which resulted in total notes issued of $46.5 million. The Amended and Restated Senior Secured Indenture provides, among other things, that the 8.5% Senior Secured Notes will be secured senior obligations of the Company and will mature on July 15, 2021. The 8.5% Senior Secured Notes bear interest at a rate of 8.5% per annum, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2017. Certain holders of the Company's securities that are party to Board Designation Agreements (as discussed below), purchased approximately $24.5 million of the 8.5% Senior Secured Notes that were issued in exchange for 15% Senior Secured Notes during the year ended December 31, 2017.

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

On January 10, 2018, the Company commenced the process of appointing a liquidator to liquidate Blue Heron. The completion of liquidation formalities of Blue Heron under Irish law is expected to take several months, and liquidation was still pending at August 31, 2019. Blue Heron is an inactive subsidiary of the Company. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"),entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement Pledge and Security Agreement, dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

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

The Company issued an additional $1.1 million and $2.8 million in additional 8.5% Senior Secured Notes in lieu of a cash payment of interest to the relevant holders of the notes during the three months and nine months ended August 31, 2019, respectively.

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

Voluntary Petitions for Relief Under Chapter 11

On November 14, 2018, the November Chapter 11 Cases were filed, and on December 13, 2018, the White Eagle Chapter 11 Case was filed. The commencement of the Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture. However, such defaults and events of default and their consequences were waived by holders of a majority of the outstanding principal amounts of the 8.5% Senior Secured Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under the Company’s Amended and Restated Senior Secured Indenture.

At August 31, 2019, the outstanding principal of the 8.5% Senior Secured Notes was $46.5 million with a carrying value of $44.0 million, net of discount and unamortized debt issuance cost of $1.8 million and $621,000, respectively.
During the three months ended August 31, 2019, the Company recorded approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest expense, $76,000 of amortizing debt issuance costs and $152,000 of amortizing of debt discount, respectively, compared to approximately $828,000 of interest expense on the

8.5% Senior Secured Notes, during the three months ended August 31, 2018, which includes $760,000 of interest and $68,000 of amortizing debt issuance costs, respectively.
During the nine months ended August 31, 2019, the Company recorded approximately $4.4 million of interest expense on the 8.5% Senior Secured Notes, which includes $3.8 million of interest and $209,000 of amortizing debt issuance costs and $346,000 of amortizing of debt discount respectively, compared to approximately $2.5 million of interest expense on the 8.5% Senior Secured Notes, during the nine months ended August 31, 2018, which includes $2.3 million of interest and $197,000 of amortizing debt issuance costs, respectively.

(16) Fair Value Measurements

The Company and its deconsolidated subsidiaries carry life settlements and debt under the White Eagle Revolving Credit Facility at fair value as shown in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of August 31, 2019, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in limited partnership	$—	$—	132,334	$132,334
Investment in life settlements	—	—	1,254	1,254
	$—	$—	$133,588	$133,588

The balances of the Company’s assets measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements - Deconsolidated	$—	$—	$505,235	$505,235
Investment in life settlements - Consolidated	—	—	1,172	1,172
	$—	$—	$506,407	$506,407

Investment in deconsolidated subsidiaries	$—	$—	$128,795	$128,795

The balances of the Company’s liabilities measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility - Deconsolidated	$—	$—	$346,670	$346,670
	$—	$—	$346,670	$346,670

The below is a quantitative analysis of the Company's level 3 assets fair value measurements:

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 8/31/19	Aggregate death benefit at 08/31/19	Valuation Technique	Unobservable Input	Range (Weighted Average)
Investment in life settlements	$1,254	$12,000	Discounted cash flow	Discount rate	13.25%	15.25%
				Life expectancy evaluation	(11.6 years)
Investment in limited partnership	$132,334	$735,798	Discounted cash flow	Discount rate	15.03%
				Life expectancy evaluation, distributions, return on investment

Following is a description of the methodologies used to estimate the fair values of assets and liabilities measured at fair value on a recurring basis and within the fair value hierarchy. The primary asset in the investment in limited partnership is life settlements.

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

Life expectancy sensitivity analysis

If all of the insured lives in the Company’s life settlement portfolio lived six months shorter or longer than the life expectancies provided by these third parties, the change in estimated fair value as of August 31, 2019 would be as follows (dollars in thousands):

Life Expectancy Months Adjustment	Value	Change in Value
+6	$1,051	$(203)
-	$1,254	$—
-6	$1,466	$212

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at August 31, 2019, the Company determined that the weighted average discount rate calculated based on death benefit was 14.92% compared to 13.42% at November 30, 2018.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At August 31, 2019, the Company had no life insurance policies issued by one carriers that were rated non-investment grade as of that date.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of August 31, 2019:

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100%	100%	Aa3	AA

Market interest rate sensitivity analysis

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate was increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of August 31, 2019 would be as follows (dollars in thousands):

Weighted Average Rate Calculated Based on Death Benefit - Consolidated	Rate Adjustment	Value	Change in Value
14.42%	(0.50)%	$1,308	$54
14.92%	—	$1,254	$—
15.42%	0.50%	$1,202	$(52)

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

White Eagle Revolving Credit Facility— White Eagle holds life insurance policies previously pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. On August 16, 2019, the Company entered into a subscription agreement (the "Subscription Agreement") pursuant to which White Eagle sold 72.5% of its limited partnership in the form of newly issued limited partnership interests (the "WE Investment"). The proceeds of the WE Investment were used to satisfy in full (i) White Eagle’s Revolving Credit Facility, and (ii) the DIP Financing extended by CLMG, as agent, and LNV, as lender, to White Eagle, each in connection with the termination of the White Eagle Revolving Credit Facility and the release of the related liens on the collateral thereunder pursuant to the Master Termination Agreement. The repayment and termination of the White Eagle Revolving Credit Facility and the termination of the DIP Financing, which had not been drawn against, were in accordance with the Plan of Reorganization.

Investment in deconsolidated subsidiaries - As previously discussed in Note 4, upon the deconsolidation of Lamington, an investment was recorded for $278.4 million which represented the fair value of the Company's investment in Lamington at November 13, 2018. The amount was equivalent to the carrying value of Lamington's net assets. The fair value measurements were calculated using unobservable inputs, primarily discounted cash flow analysis and classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of similar nature. The investment was further valued at November 30, 2018 by a third party also using unobservable inputs, which utilizes a discounted cash flow analysis considering the anticipated date the Company would emerge from bankruptcy, the settlement amount of debt, and future expenses, resulted in a fair value of approximately $128.8 million.

Effective August 16, 2019, Lamington and WEGP were reconsolidated under the provisions of ASC 810, Consolidation. It was determined that the investment in White Eagle, which was no longer wholly owned, would be treated as an equity investment. The Company further evaluated its investment at August 16, 2019 and recognized a gain of approximately $37.9 million, which amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with gains incurred by Lamington for the period up to August 16, 2019 in considering the proceeds received through the transactions for the Subscription Agreement, the actual payoff of the White Eagle Revolving Credit Facility and all other third party claims.

Investment in limited partnership - In connection with the WE Investment, the Limited Partnership Agreement of White Eagle was amended and restated (the "A&R LPA") to provide for the issuance of the Class A, B and D limited partnership interests, and for funding of an "Advance Facility" evidenced by the Class D limited partnership interests, to maintain reserves sufficient to fund premiums, certain operating expenses of White Eagle and certain minimum payments to Lamington as the holder of the Class B interests. The A&R LPA provides generally that holders the Class A and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years, provided that commencing after year three (3), such minimum payments will be utilized to repay the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distribution as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility) and to any indemnification payments, if any, due to such holders and related indemnified persons pursuant to the indemnities afforded them in and in relation to the A&R LPA, Subscription Agreement, Master Termination Agreement and related documents.

ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities requires that a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings.

White Eagle previously valued its life settlement policies at fair value whose valuation are based on inputs that are both significant to the fair value measurement and unobservable. The Company now holds an equity investment of 27.5% in White Eagle whose only assets are these life settlement. Additionally, the investment includes a mezzanine financing which the Company assumed at closing which repayment by, and ultimate distributions to, the Company are based on a prescribed waterfall with a guaranteed 11% return to the majority owner partner. Given the nature of this ownership, fair value is not readily redeemable and inputs are not observable. The Company will utilize a fair value approach to account for its 27.5% investment in White Eagle Asset Portfolio, and the calculation will be performed consistent with ASC 820, Fair Value Measurement with changes in fair value recorded in current earnings.

On August 16, 2019, Lamington's capital contribution to the limited partnership was an estimated fair value of approximately $138.9 million. The Company performed a valuation at August 31, 2019 resulting in a value of approximately $132.3 million using an estimated discount rate of approximately 15.03%.

See Note 11, "Investment in Limited Partnership", to the accompanying consolidated financial statements for further information.

Discount rate of investment in limited partnership

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy, the Company's estimates of the return and investor would require and the current rate of return of the major partner.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s 27.5% investment in White Eagle Asset Portfolio. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment and engages in discussions with other market participants. In considering these factors, at August 31, 2019, the Company determined that the estimated discount rate was 15.03%.

Market interest rate sensitivity analysis of the investment in limited partnership

The extent to which the fair value of the investment in limited partnership could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of investment in limited partnership as of August 31, 2019 would be as follows (dollars in thousands):

Weighted Average Rate	Rate Adjustment	Value	Change in Value
14.53%	(0.50)%	$136,057	$3,723
15.03%	—	$132,334	$—
15.53%	0.50%	$128,766	$(3,568)

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the nine months ended August 31, 2019, for all life settlement assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements - Consolidated: :
Balance, December 1, 2018	$1,172
Purchase of policies	—
Change in fair value	(37)
Matured/lapsed/sold policies	—
Premiums paid	118
Balance, August 31, 2019	$1,253
Changes in fair value included in earnings for the period relating to assets held at August 31, 2019	$(37)

Life Settlements - Deconsolidated:
Balance, December 1, 2018	$505,235
Purchase of policies	—
Change in fair value	(16,841)
Receivable for maturity of life settlement write off (Note 18)	17,800
Policies sold	(344,845)
Policies matured	(100,373)
Premiums paid	69,827
Transfer to investment in limited partnership	(130,803)
Balance, August 31, 2019	—
Changes in fair value included in earnings for the period relating to deconsolidated assets held at August 31, 2019	$—

The following table provides a roll-forward in the changes in fair value for the nine months ended August 31, 2019, for investment in limited partnership for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Investment in Limited Partnership
Balance, December 1, 2018	$—
Transfer from investment in life settlement	130,803
Change in fair value - August 16, 2019	15,352
Advance for Class D Shares	(8,000)
Balance, August 16, 2019	$138,155

Change in fair value - August 17, 2019 to August 31, 2019	(5,821)
Balance, August 31, 2019	$132,334
Changes in fair value included in earnings for the period relating to assets held at August 31, 2019	$(5,821)

The following table provides a roll-forward in the changes in fair value for the nine months ended August 31, 2019, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, December 1, 2018	$346,670
Draws under the White Eagle Revolving Credit Facility	4,221
Payments on White Eagle Revolving Credit Facility	(367,985)
Unrealized change in fair value	17,094
Balance, August 31, 2019	$—
Changes in fair value included in earnings for period relating to liabilities held at August 31, 2019	$—

The following table provides a roll-forward in the changes in fair value for the period ended nine months ended August 31, 2019, for the investment in subsidiaries for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Investment in Deconsolidated Subsidiaries
Investment in Lamington at December 1, 2018	$128,795
Change in fair value	37,941
Transferred to consolidation	(166,736)
Investment in Lamington at August 31, 2019	$—

The following table provides a roll-forward in the changes in fair value for the nine months ended August 31, 2018, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements:
Balance, December 1, 2017	$557,786
Purchase of policies	—
Change in fair value	19,299
Matured/sold policies	(68,185)
Premiums paid	67,916
Transfers into level 3	—
Transfers out of level 3	—
Balance, August 31, 2018	$576,816
Changes in fair value included in earnings for the period relating to assets held at August 31, 2018	$(15,707)

The following table provides a roll-forward in the changes in fair value for the nine months ended August 31, 2018, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility:
Balance, December 1, 2017	$326,104
Draws under the White Eagle Revolving Credit Facility	69,490
Payments on White Eagle Revolving Credit Facility	(34,597)
Unrealized change in fair value	(11,663)
Transfers into level 3	—
Transfer out of level 3	—
Balance, August 31, 2018	$349,334
Changes in fair value included in earnings for the period relating to liabilities at August 31, 2018	$(11,663)

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the nine months ended August 31, 2019 and 2018.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, investment in affiliates, 8.5% Senior Secured Notes, 5.0% Senior Unsecured Convertible Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

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

(18) Commitments and Contingencies

Lease Agreements

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $261,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $63,000 and $109,000 for the three months ended August 31, 2019 and 2018, respectively, with approximately $215,000 and $338,000 for the nine months ended August 31, 2019 and 2018, respectively.

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

Litigation Settlement

On May 22, 2019, a settlement (the "Lincoln Benefit Settlement") in the amount of $21.3 million was signed between Lincoln Benefit Life Company ("Lincoln Benefit"), White Eagle and Emergent Capital pursuant to which Lincoln Benefit agreed not to contest the 55 life insurance policies that are presently owned by White Eagle and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The Lincoln Benefit Settlement relates to six separate legal actions pertaining to the validity of certain White Eagle policies and receivables for maturities of life settlements totaling $39.1 million. The Lincoln Benefit Settlement was approved by the Bankruptcy Court in June 2019, and accordingly, the receivable for maturities of life settlement was adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements loss in the condensed and consolidated financial statements of the Debtors at August 31, 2019. The amount was received during the three months ended August 31, 2019. The $2.0 million settlement related to the Allstate lawsuit was received during the three months ended August 31, 2019 and is recorded as other income on the statement of operations for consolidated financial statements at August 31, 2019.

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

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP, collectively the "Plaintiffs", filed the Suit against LNV, Silver Point and GWG, the Defendants, in the Bankruptcy Court, where the Suit will be administered together with the Chapter 11 Cases. LNV, a subsidiary of Beal, is the lender under the White Eagle Revolving Credit Facility.

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

Subsequent Event

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case.

Repayment and Termination of the White Eagle Revolving Credit Facility

On August 16, 2019, the Company entered into the Subscription Agreement, in connection with the Commitment Letter, pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate of Jade Mountain all of its general partnership interests (collectively, the " WE Investment"). Pursuant to the Subscription Agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests.

The proceeds of the WE Investment were used to satisfy in full (i) the White Eagle Revolving Credit Facility, and (ii) the DIP Financing extended by CLMG, as agent, and LNV, as lender, to White Eagle, each in connection with the termination of the White Eagle Revolving Credit Facility and the release of the related liens on the collateral thereunder pursuant to the Master Termination Agreement. The repayment and termination of the White Eagle Revolving Credit Facility and the termination of the DIP Financing, which had not been drawn against, were in accordance with the Plan of Reorganization.

On August 16, 2019, Lamington also entered into (i) the Pledge Agreement pursuant to which it pledged the 27.5% limited partnership interests of White Eagle owned by it to Palomino and certain other secured parties in support of the payment and indemnification obligations described above, and (ii) the Assumption Agreement pursuant to which Lamington assumed all liabilities and obligations of White Eagle and WEGP as of the closing date of the Transactions, and Lamington, the Company and WEGP agreed to terminate, waive and release any intercompany debt, obligations and liabilities of White Eagle to Lamington, the Company and WEGP. On August 16, 2019, Emergent entered into the Indemnification Agreement pursuant to which it indemnified Wilmington Trust, National Association against claims and liabilities that may arise in relation to policies that have matured prior to the Closing Date but as to which Wilmington Trust, National Association has historically held title as securities intermediary.

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

(19) Stockholders’ Deficit/Equity

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of August 31, 2019, options to purchase 85,000 shares of common stock granted to existing employees were outstanding, 100,000 shares of stock appreciation rights had been granted to a director and were fully vested and outstanding, 633,215 shares of restricted stock had been granted to directors and were fully vested, 2,270,000 shares of restricted stock units had been granted to certain employees, with a total of 1,083,333 shares subject to vesting. Approximately 1,186,667 shares have been vested since granted. There were 9,511,785 securities remaining for future issuance under the Omnibus Plan as of August 31, 2019.

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

(20) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an effective tax rate of 15.99% as of August 31, 2019 and a total tax expense of approximately $3.2 million for the nine months ended August 31, 2019. The Company’s effective tax rate is principally impacted by expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical NOLs, and interest expense limitations under IRC Sec. 264(a)(4) that are expected to apply when determining tested income for the GILTI inclusion. As a result of the WE Investment (described below), the Company must now rely on information from the Manager in order to reasonably forecast and project taxable income related to its distributive share of White Eagle. As the forecasted allocable share of taxable income from the WE investment represents a significant portion of the Company’s expected taxable income, the Company is currently working with the Manager to obtain reasonable forecasts that can be used for purposes of applying the annual effective tax rate method to computing the overall tax provision. As such, in accordance with ASC 740 principles, the Company’s tax provision recorded to date is based on actual results through August 31, 2019. The Company believes this approach most fairly represents its income tax provision as of August 31, 2019.

Based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the nine months ended August 31, 2019, the Company does not expect that position to change and therefore is not recording any income tax benefit.

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

The Company changed the tax year of its U.S. parent (Emergent Capital, Inc.) from December 31st to November 30th coupled with a concurrent change to the tax year of Lamington, its wholly-owned Irish subsidiary. The change was timely made by filing Form 1128, Application to Adopt, Change, or Retain a Tax Year, in accordance with Rev. Proc. 2006-45 and resulted in a short tax year ended November 30, 2017. The Company timely filed federal and state tax returns for the short period ended November 30, 2017. As a result of the change in tax year, the Company is subject to GILTI for its first tax year beginning on December 1, 2018. Based on the Company’s life settlement assets held within Ireland, the net income generated from these activities qualify entirely as GILTI.

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

On August 16, 2019, the WE Investment was consummated whereby White Eagle, an indirectly-owned entity of the Company, sold to Palomino a 72.5% limited partnership interest in White Eagle, consisting of newly issued and outstanding Class A and Class D interests. Pursuant to the agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests. For U.S. income tax purposes, this transaction was treated as a contribution by White Eagle of its assets and liabilities to a newly formed partnership in exchange for the 27.5% interest in White Eagle’s capital and profits. The Company recognized no gain or loss as a result of the transaction.

The Company and its subsidiary companies are subject to U.S. federal income tax, as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

(21) Subsequent Events

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case.

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

Business Overview

Incorporated in Florida, Emergent Capital, through its subsidiaries, owns two life insurance policies, also referred to as life settlements, with a fair value of $1.3 million and an aggregate death benefit of approximately $12.0 million at August 31, 2019. Additionally, through a subsidiary, the Company owns a 27.5% equity investment, having an estimated fair value of approximately $132.3 million at August 31, 2019, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and death benefits from these two polices and change in fair value and distributions from its equity investment in White Eagle.

The Company has incurred substantial losses and reported negative cash flows from operating activities of $8.5 million for the nine months ended August 31, 2019 and $32.6 million for the nine months ended August 31, 2018. As of August 31, 2019, we had approximately $8.8 million of cash and cash equivalents and certificates of deposit of $508,000; of this amount, approximately $8.8 million is available to pay premiums on the two unencumbered policies for which such expenses will approximate $45,000 in 2019 and other overhead expenses.

Liquidity

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle Asset Portfolio, strategic capital market raises and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $26.8 million of cash and cash equivalents inclusive of certificates of deposit of $511,000. In considering our forecast for the next twelve months with the current cash balance as of the filing of this Form 10-Q, the Company has sufficient resources to meet its liquidity needs for the foreseeable future.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

White Eagle Revolving Credit Facility Events

Repayment and Termination of the White Eagle Revolving Credit Facility

On August 16, 2019, the Company entered into a subscription agreement (the "Subscription Agreement") with Lamington Road ("Class B Limited Partner"), White Eagle, WEGP ("Withdrawing General Partner"), and Palomino JV, L.P. ("Palomino" or "Class A Limited Partner"), in connection with the commitment letter signed on June 22, 2019 with Jade Mountain Partners, LLC ("Jade Mountain"), pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate of Jade Mountain (the "Manager") all of its general partnership interests (collectively, the "WE Investment") for a purchase price of approximately $366.2 million and $8.0 million for the Class A and Class D interests, respectively. Pursuant to the Subscription Agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests with a value of approximately $138.9 million on the closing date.

The proceeds of the WE Investment were used to satisfy in full (i) the White Eagle Revolving Credit Facility , and (ii) DIP Financing extended by CLMG Corp., as Administrative Agent ("CLMG"), as agent, and LNV, LNV Corporation, as Lender ("LNV"), to White Eagle, each in connection with the termination of the White Eagle Revolving Credit Facility and the release of the related liens on the collateral thereunder pursuant to a Master Termination Agreement dated as of August 16 2019 among WEGP, Lamington, White Eagle, Markley Asset Portfolio, LLC, CLMG, as administrative agent, LNV, as initial lender, Wilmington Trust, National Association, in its capacities as securities intermediary, custodian and agent, and Palomino (the "Master Termination Agreement"). The repayment and termination of the White Eagle Revolving Credit Facility and the termination of the DIP Financing, which had not been drawn against, were in accordance with the Plan of Reorganization for Lamington, WEGP and White Eagle approved by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") with respect to the previously announced voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code of Lamington, WEGP and White Eagle (the "Chapter 11 Cases").

The WE Investment was consummated, and the White Eagle Revolving Credit Facility was paid off in full and terminated, on August 16, 2019. The payoff totaled $402.5 million, which included payment directly to CLMG by Palomino of $374.2 million and payment to CLMG by White Eagle of $28.3 million, collectively sufficient to repay, under the White Eagle Revolving Credit Facility, the outstanding principal of $368.0 million, accrued and unpaid interest of $21.3 million plus, under the Plan of Reorganization, an early payment amount due to LNV of $7.4 million and lender-allowed claims of $5.8 million. Of the $374.2 million purchase price, $8.0 million was allocated to the Class D interests which amount is to be repaid in accordance with the distribution terms of the amended and restated Limited Partnership Agreement of White Eagle.

White Eagle received proceeds of approximately $366.2 million towards the sale of 72.5% of its life settlement and recognize gains of approximately $21.3 million which is included in gains on sale of life settlements in the condensed and consolidated financial statements.

See Note 5, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy", to the accompanying consolidated financial statements for further information.

During the nine months ended August 31, 2019, White Eagle experienced maturity of 18 life insurance policies with face amounts totaling $100.4 million, resulting in a net gain of approximately $70.3 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the deconsolidated subsidiaries statements of operations for the nine months ended August 31, 2019. Proceeds from maturities totaling $92.5 million were received during the nine months ended August 31, 2019 and were used solely for the purposes permitted under the budget approved by the Bankruptcy Court including repayment of the outstanding debt under the White Eagle Revolving Credit Facility.

See Note 12, "White Eagle Revolving Credit Facility", to the accompanying consolidated financial statements for further information.

Investment in Limited Partnership Events

In connection with the Investment, the White Eagle Limited Partnership Agreement of White Eagle was amended and restated (the "A&R LPA") to provide for the issuance of the Class A, B and D limited partnership interests, and for funding of an "Advance Facility" to maintain reserves sufficient to fund premiums, certain operating expenses of White Eagle and certain minimum payments to Lamington as the holder of the Class B interest holders. Pursuant to the A&R LPA, holders of Class A interests are entitled to receive distributions on the amounts paid or contributed by them in relation to the Investment and funding of the Advance Facility after payment of premiums on the portfolio policies and other fees and expenses. The A&R LPA provides generally that holders of the Class A and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years, provided that, commencing after year three (3), such minimum payments will be utilize to satisfy the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distribution as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility) and to any indemnification payments, if any, due to such holders and related indemnified persons pursuant to the indemnities afforded them in and in relation to the A&R LPA, Subscription Agreement, Master Termination Agreement and related documents. As of the closing of the Investment, Lamington Bermuda resigned as manager of the portfolio and was replaced by Jade Mountain or an affiliate thereof.

On August 16, 2019, Lamington also entered into (i) a pledge agreement (the "Pledge Agreement") pursuant to which it pledged the 27.5% limited partnership interests of White Eagle owned by it to Palomino and certain other secured parties in support of the payment and indemnification obligations described above, and (ii) an assumption agreement among White Eagle, Lamington, the Company and WEGP (the "Assumption Agreement") pursuant to which Lamington assumed all liabilities and obligations of White Eagle and WEGP as of the closing date of the Transactions, and Lamington, the Company and WEGP agreed to terminate, waive and release any intercompany debt, obligations and liabilities of White Eagle to Lamington, the Company and WEGP. On August 16, 2019, Emergent entered into an indemnification agreement (the "Indemnification Agreement") pursuant to which it indemnified Wilmington Trust, National Association against claims and liabilities that may arise in relation to policies that have matured prior to the Closing Date but as to which Wilmington Trust, National Association has historically held title as securities intermediary.

On August 16, 2019, Lamington's capital contribution to White Eagle was an estimated fair value of approximately $138.9 million. The Company performed a valuation at August 31, 2019 resulting in a value of approximately $132.3 million.

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

Fair Value Measurement Guidance

We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, investment in limited partnership and White Eagle Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 16, "Fair Value Measurements" of the notes to Consolidated Financial Statements for a discussion of our fair value measurement.

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 10, "Life Settlements (Life Insurance Policies)" and Note 16, "Fair Value Measurements" of the notes to consolidated financial statements for further information.

We have elected to account for the investment in limited partnership using the fair value method. We calculate the fair value of the investment using a present value technique to estimate the fair value the limited partnership investment. The most significant assumptions are the estimates of life expectancy of the insured for the life insurance policies that are held by the partnership, the stipulated rate of return by the Class A Holder of the partnership, repayment of advances made by the Class A holder on the Company's behalf, distributions to the Company and the discount rate. See Note 11, "Investment in Limited Partnership" and Note 16, "Fair Value Measurements" of the notes to consolidated financial statements for further information.

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

Income Recognition

Our primary sources of income are in the form of changes in fair value of life settlements, gains on life settlements, net, change in fair value of investment in limited partnership and distributions from limited partnership. Our income recognition policies for this source of income is as follows:

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

•
Change in Fair Value of Investment in Limited Partnership — ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities requires that a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings. White Eagle previously valued its life settlement policies at fair value whose valuation are based on inputs that are both significant to the fair value measurement and unobservable. The Company now holds an equity investment of 27.5% in White Eagle whose only assets are these life settlement. Additionally, the investment includes a mezzanine financing which the Company assumed at closing which repayment by, and ultimate distributions to, the Company are based on a prescribed waterfall with a guaranteed 11% return to the majority owner partner. Given the nature of this ownership, fair value is not readily redeemable and inputs are not observable. The Company recognizes income from monthly distribution from the partnership as prescribed by the Subscription Agreement.

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

Deconsolidation

Lamington and its subsidiaries’ (White Eagle and WEGP) filing for reorganization was a reconsideration event for Emergent Capital to reevaluate whether consolidation of Lamington and its subsidiaries (White Eagle, WEGP and Lamington Road Bermuda Limited and together with Lamington, the “Deconsolidated Entities" continued to be appropriate. Under ASC 810, Consolidation, specifically ASC 810-10-15, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners, for instance, where the subsidiary is in legal reorganization or bankruptcy. Accordingly, when a subsidiary files for bankruptcy, it is appropriate for the parent to deconsolidate the subsidiary. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date. Effective August 17, 2019, the entities were deemed to have emerged from bankruptcy and were no longer deconsolidated.

Lamington and WEGP had pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. With the termination of the facility, this pledge was released. There were no outstanding third party liabilities for either Lamington or WEGP at August 16, 2019 besides intercompany obligations to Emergent.

On September 16, 2019, subsequent to the quarter end, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP case were not yet dismissed as of the filing date of this Form 10-Q.
Although the final decree was filed after the quarter end, August 16, 2019 is considered to be the reconsideration date which is the date all material unresolved conditions precedent to the plan becoming binding are resolved. This date is also considered the consolidation date for both Lamington and WEGP given the pledge of their interest in White Eagle was also terminated and there were no outstanding third party liabilities pending.

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

Related Party Relationship

Upon filing for Chapter 11 and the subsequent deconsolidation, transactions with Lamington are no longer eliminated in consolidation and are treated as related party transactions for Emergent Capital up to August 16, 2019. See Note 5 "Condensed and Consolidated Financial Statements For Entities in Bankruptcy" for all transactions between Emergent Capital and Lamington.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018

End of Period — Policies Owned
Number of policies owned	2	591	2	591
Average age of insured	78.4	84.1	78.4	84.1
Average death benefit per policy	$6,000	$4,739	$6,000	$4,739
Average Life Expectancy — Calculated LE (Years)	11.6	7.9	11.6	7.9
Aggregate Death Benefit	$12,000	$2,800,613	$12,000	$2,800,613
Aggregate fair value	$1,254	$575,837	$1,254	$575,837
Monthly premium — average per policy	$7.7	$13.8	$7.7	$13.8

Period Maturities
Number of policies matured	—	3	—	15
Average age of insured at maturity	—	89.2	—	89.2
Average life expectancy - Calculated LE (Years)	—	2.7	—	2.7
Aggregate death benefit	$—	$14,250	$—	$68,185
Gains on maturity	$—	$7,115	$—	$35,114
Proceeds collected	$—	$20,500	$—	$52,304

White Eagle Portfolio - Deconsolidated*
Period Maturities
Number of policies matured	6	—	18	—
Average age of insured at maturity	87.4	—	86.1	—
Average life expectancy - Calculated LE (Years)	3.6	—	5.9	—
Aggregate death benefit	$31,768	$—	$100,374	$—
Gains on maturity	$19,999	$—	$70,300	$—
Proceeds collected	$60,163	$—	$92,505	$—
*Information for deconsolidation is included up to August 16, 2019

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements.

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and therefore the Company and its direct and indirect subsidiaries changed their fiscal year ends, from December 31 to November 30, effective immediately. The Company filed a Transition Report on Form 10-KT in accordance with SEC rules and regulations for the fiscal period ended November 30, 2018 covering transactions from January 1, 2018 to November 30, 2018. This Form 10-Q cover the period June 1, 2019 to August 31, 2019 compared to June 1, 2018 to August 31, 2018. As a result, the Form 10-Q will not be comparable to the results filed for the third quarter of 2018 covering July 1, 2018 to September 30, 2018.

Additionally, as a result of our subsidiaries' Chapter 11 Cases, Lamington's and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment. Therefore, our 2019 results are not comparable with 2018, and the post-petition results are not included in our consolidated results for the nine months ended August 31, 2019 which ended August 16, 2019. The results of White Eagle represented the Company's core business, and although the results are deconsolidated, the Company will analyze significant activities for the deconsolidated subsidiaries up to the point of deemed closure of the bankruptcy case of August 16, 2019.

Our results of operations are discussed below in three parts: (i) our consolidated results of continuing operations for 2019 compared to 2018, (ii) our results of deconsolidated subsidiaries for 2019 up to August 16, 2019, and (iii) our results of discontinued operations 2019 compared to 2018.

Results of Continuing Operations - Consolidated Subsidiaries

Three Months Ended August 31, 2019 Compared to Three Months Ended August 31, 2018

Net income from continued operations for the quarter ended August 31, 2019 was $80.2 million as compared to a net loss of $2.3 million for the same period last year. The following is our analysis for the period.

	Three Months Ended August 31,
	2019	2018	Change	% Change
Income	$86,858	$5,557	$81,301	1,463%	increase
Expenses	6,662	4,756	1,906	40%	increase
(Benefit) provision for income taxes	(5)	3,094	(3,099)	(100)%	decrease
Net income (loss)	$80,201	$(2,293)	$82,494	(3,598)%	decrease

Income from continuing operations for the three months ended August 31, 2019 was significantly impacted by the consolidation of Lamington and related subsidiaries due to the deemed closure of the Chapter 11 Cases on August 16, 2019 with the repayment and termination of the White Eagle Revolving Credit Facility. Income for 2018 mainly includes net gain on maturity of $7.1 million which is attributable to three policies maturity.

Approximately $96.7 million included in income represents an increase of our investment in deconsolidated subsidiaries, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. On September 16, 2019, subsequent to the quarter end, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP case were not yet dismissed as of the filing date of this Form 10-Q. However pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate. The Company further evaluated its investment at August 16, 2019 and recognized a gain of approximately $96.7 million, which amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with gains incurred by Lamington for the period up to August 16, 2019 in considering the proceeds received through the transactions for the subscription agreement, the actual payoff of the White Eagle Revolving Credit Facility and all other third party claims.

Total expenses from continuing operations for the three months ended August 31, 2019 were mainly comprised of interest expense of approximately $1.3 million on the 5% Convertible Notes, $1.5 million on the 8.5% Senior Secured Notes and $22,000 on the 8.5% Convertible Notes.

Total expenses from continuing operations for the three months ended August 31, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $5.8 million, $1.3 million on the 5% Convertible Notes, $828,000 on the 8.5% Senior Secured Notes and $46,000 on the 8.5% Convertible Notes; offset by a change in the fair value gain for the White Eagle Revolving Credit Facility of $7.0 million.

Change in fair value of life settlements (in thousands)

	Three Months Ended August 31,
	2019	2018	Change	% Change
Change in fair value of life settlements	$(42)	$5,404	$(5,446)	(101)%	decrease

During the three months ended August 31, 2018, three life insurance policies with face amounts totaling $14.3 million matured. The net gain of these maturities was $7.1 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the three months ended August 31, 2018. Of these maturities all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $20.6 million were received during the three months ended August 31, 2018. Approximately $12.8 million in policy proceeds were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the three months ended August 31, 2018. There were no maturities for the consolidated entities for the three months ended August 31, 2019.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health increased, therefore, lengthening their life expectancies relative to the prior life expectancies.

Of these two policies owned as of August 31, 2019, all were previously premium financed and are valued using discount rates that range from 13.25% to 15.25%.

As of August 31, 2019, we owned 2 policies with an estimated fair value of $1.3 million compared to 2 policies with an estimated fair value of $1.2 million at November 30, 2018.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Change in fair value of investment in limited partnership (in thousands)

	Three Months Ended August 31,
	2019	2018	Change	% Change
Change in fair value of investment in limited partnership	$(5,821)	$—	$(5,821)	100%	decrease

On August 16, 2019, Lamington's capital contribution to White Eagle was an estimated fair value of approximately $138.9 million. The Company performed a valuation at August 31, 2019 resulting in a value of approximately $132.3 million using an estimated discount rate if approximately 15.03%. This resulted in a change in fair value of approximately $5.8 million for the three months ended August 31, 2019.

See Note 16, "Fair Value Measurement", to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended August 31,
	2019	2018	Change	% Change
Interest expense	$2,832	$7,979	$(5,147)	(65)%	decrease
Change in fair value of White Eagle Revolving Credit Facility	—	(7,037)	7,037	(100)%	decrease
SG&A expenses	3,830	3,814	16	—%	increase
Total Expenses	$6,662	$4,756	$1,906	40%	increase

Interest expense (in thousands)

	Three Months Ended August 31,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$5,844	$(5,844)	(100)%	decrease
8.5% Convertible Notes	22	46	(24)	(52)%	decrease
5% Convertible Notes	1,281	1,259	22	2%	increase
8.5% Senior Secured Notes	1,526	828	698	84%	increase
Other	3	2	1	50%	increase
Total Interest Expense	$2,832	$7,979	$(5,147)	(65)%	decrease

Outstanding debt for the quarter ended August 31, 2019 included $75.8 million of 5% Convertible Notes and $46.5 million of 8.5% Senior Secured Notes.
The White Eagle Revolving Credit Facility interest expense shows a decrease of approximately $5.8 million which is attributable to the deconsolidation of subsidiaries.

The Company recorded $22,000 of interest expense on the 8.5% Convertible Notes, during the three months ended August 31, 2019. The 8.5% Convertible Notes were repaid during the period.

During the three months ended August 31, 2019, the Company recorded $1.3 million of interest expense on the 5% Convertible Notes, which included $948,000, $290,000 and $43,000 from interest, amortization of debt discount and origination costs, respectively.
During the three months ended August 31, 2019, the Company recorded approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, which included $1.3 million of interest, $76,000 of amortizing debt issuance costs and $152,000 of amortizing of debt discount. Amounts for 2019 are higher than in previous periods due to an increase in the outstanding principal balance.

Of the interest expense of $8.0 million for the three months ended August 31, 2018, approximately $5.8 million of interest expense was attributable to the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 2.11% at August 31, 2018.

The Company recorded approximately $46,000 of interest expense on the 8.5% Convertible Notes, which included, $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, during the three months ended August 31, 2018.

The Company recorded approximately $1.3 million on the 5% Convertible Notes, which included $948,000, $271,000 and $40,000 from interest, amortization of debt discount and origination costs, respectively, during the three months ended August 31, 2018, respectively.
The Company recorded approximately $828,000 of interest expense on the 8.5% Senior Secured Notes, during the three months ended August 31, 2018 which included $760,000 of interest and $68,000 of amortizing debt issuance costs, respectively, during the three months ended August 31, 2018.
See Notes 12, "White Eagle Revolving Credit Facility," 13, "8.50% Senior Unsecured Convertible Notes," 14, "5.0% Senior Unsecured Convertible Notes," and 15 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Change in fair value of White Eagle Revolving Credit Facility (in thousands)

	Three Months Ended August 31,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$(7,037)	$7,037	100%	decrease

At August 31, 2018, the White Eagle Revolving Credit Facility incurred a gain of approximately $7.0 million. During the three months ended August 31, 2018, the fair value was impacted by increased borrowings and the lengthening of life expectancies certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rates.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended August 31,
	2019	2018	Change	% Change
Personnel costs	$694	$800	$(106)	(13)%	decrease
Legal fees	1,448	552	896	162%	increase
Professional fees	1,142	1,875	(733)	(39)%	decrease
Insurance	270	193	77	40%	increase
Other SG&A expenses	276	394	(118)	(30)%	decrease
Total SG&A Expenses	$3,830	$3,814	$16	—%	increase

Changes in operating expenses was primarily a result of a decrease in professional fees of $733,000, a decrease in personnel costs of $106,000 a decrease in other operating expenses of $118,000 offset by an increase in legal expense of $896,000.

Results of Operations for Deconsolidated Subsidiaries (in thousands)

Net income from deconsolidated operations was $40.4 million and comprise the below:

Three Months Ended August 31, 2019
Income	$50,018
Expenses	9,620
Net income (loss)	$40,398

Total income for the deconsolidated subsidiaries was $50.0 million and mainly comprised gain on maturity of $20.0 million which is attributable to six policies maturity, gain on sale of life settlement of approximately $21.3 million associated with the sale of the assets in White Eagle, change in fair value gain of investment in limited partnership of approximately $15.4 million which is attributable to the pickup in value for the assets contributed at closing of the subscription agreement on August 16, 2019, offset by change in fair value of life settlements loss of approximately $13.0 million.

Total expense was $9.6 million and was significantly impacted by interest expense of $23.3 million due to the repayment of the White Eagle Revolving Credit Facility, loss on extinguishment of debt of approximately $7.4 million associated with the early repayment of the White Eagle Revolving Credit Facility, reorganization cost of $4.8 million, legal fees of $158,000 and professional fees of $659,000, offset by change in fair value gain for the White Eagle Revolving Credit Facility of approximately $26.6 million.

Change in fair value of life settlements - Deconsolidated Subsidiaries

For the period up to August 16, 2019, our deconsolidated subsidiaries had change in fair value of life settlements loss of approximately $13.0 million, the amount was impacted by a combination to factors including maturity of six life insurance policies with face amounts totaling $31.8 million. The net gain of these maturities was $20.0 million and is recorded as a change in fair value of life settlements in the deconsolidated statements of operations for the quarter ended August 31, 2019. Proceeds from maturities totaling $60.2 million were received during the quarter ended August 31, 2019.

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

Change in fair value of investment in limited partnership

On August 16, 2019, Lamington's capital contribution to White Eagle comprised the fair value of the life settlement assets assigned by the purchaser. The company performed a fair value calculation to include various factors impacting the waterfall distribution as dictated by the subscription agreement, including but not limited to amounts advanced for the Class D Shares, the funding of the premium reserves on the Company's behalf and the expected return by the Class A Shares which is 11%. The Company determined that the fair value was approximately $138.2 million which resulted in a change in fair value gain of approximately $15.4 million at August 16, 2019.

Change in fair value of White Eagle Revolving Credit Facility

As of August 16, 2019, the White Eagle Revolving Credit Facility incurred a gain of approximately $26.6 million which is mainly attributable the early repayment of the White Eagle Revolving Credit Facility.
Refer to Note 4 "Deconsolidation of Subsidiaries", Note 5 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 6 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Discontinued Operations

Three Months Ended August 31, 2019 Compared to Three Months Ended August 31, 2018 (in thousands)

	Three Months Ended August 31,
	2019	2018	Change	% Change
Total income	$—	$—	$—	—%	—
Total expenses	(70)	18	(88)	489%	decrease
Income (loss) before income taxes	70	(18)	88	(489)%	increase
Net income (loss), net of income taxes	$70	$(17)	$87	(512)%	increase

Net income from our discontinued structured settlement operations for the three months ended August 31, 2019 was $70,000 compared to a net loss of $17,000 for the same quarter in 2018.

Results of Continuing Operations - Consolidated Subsidiaries

Nine Months Ended August 31, 2019 Compared to Nine Months Ended August 31, 2018

Net income from continued operations for the nine months ended August 31, 2019 was $16.9 million compared to a loss of $4.3 million for the same period last year. The following is our analysis for the period (in thousands).

	Nine Months Ended August 31,
	2019	2018	Change	% Change
Income	$34,111	$19,695	$14,416	73%	increase
Expenses	14,023	24,169	(10,146)	(42)%	decrease
(Benefit) provision for income taxes	3,213	(136)	3,349	2,463%	increase
Net income (loss)	$16,875	$(4,338)	$21,213	(489)%	decrease

Net income for the nine months ended August 31, 2019 was consolidation of Lamington and related subsidiaries due to the deemed closure of the Chapter 11 Cases on August 16, 2019 with the repayment and termination of the White Eagle Revolving Credit Facility. Income for 2018 mainly includes net gain on maturity of $35.1 million which is attributable to 15 policies maturity.

Approximately $37.9 million included in income represents an increase of our investment in deconsolidated subsidiaries, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. On September 16, 2019, subsequent to the quarter end, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP case were not yet dismissed as of the filing date of this Form 10-Q. However pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate. The Company further evaluated its investment at August 16, 2019 and recognized a gain of approximately $96.7 million, which amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with gains incurred by Lamington for the period up to August 16, 2019 in considering the proceeds received through the transactions for the subscription agreement, the actual payoff of the White Eagle Revolving Credit Facility and all other third party claims.

Total expenses from continuing operations for the nine months ended August 31, 2019 were mainly comprised of interest on the 5% Convertible Notes of $3.8 million, $4.5 million on the 8.5% Senior Secured Notes and $93,000 on the 8.5% Convertible Notes.

Total expenses from continuing operations for the nine months ended August 31, 2018 were mainly comprised of interest expense on the White Eagle Revolving Credit Facility of $16.7 million, $3.7 million on the 5% Convertible Notes, $2.5 million on the 8.5% Senior Secured Notes and $138,000 on the 8.5% Convertible Notes; offset by a change in the fair value gain for the White Eagle Revolving Credit Facility of $11.7 million.

Income for the nine months ended August 31, 2019 was impacted by income tax expense of approximately $3.2 million.

See Note 20, "Income Taxes," to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Nine Months Ended August 31,
	2019	2018	Change	% Change
Change in fair value of life settlements	$(37)	$19,299	$(19,336)	(100)%	decrease

During the nine months ended August 31, 2018, 15 policies with face amounts totaling $68.2 million matured. The net gain of these maturities was $35.1 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the nine months ended August 31, 2018. Of these maturities, all served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $52.4 million were received during the nine months ended August 31, 2018. Approximately $44.2 million in policy proceeds were utilized to repay interest and credit facility expenses under the White Eagle Revolving Credit Facility during the nine months ended August 31, 2018. There were no maturities for the consolidated entities for the nine months ended August 31, 2019.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health increased, therefore, lengthening their life expectancies relative to the prior life expectancies.

Of these two policies owned as of August 31, 2019, all were previously premium financed and are valued using discount rates that range from 13.25% to 15.25%.

As of August 31, 2019, we owned 2 policies with an estimated fair value of $1.3 million compared to 2 policies with an estimated fair value of $1.2 million at November 30, 2018.

See Note 16, Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Nine Months Ended August 31,
	2019	2018	Change	% Change
Interest expense	$8,370	$23,398	$(15,028)	(64)%	decrease
Change in fair value of Revolving Credit Facility	—	(11,663)	11,663	(100)%	decrease
SG&A expenses	5,653	12,434	(6,781)	(55)%	decrease
Total Expense	$14,023	$24,169	$(10,146)	(42)%	decrease

Interest expense (in thousands)

	Nine Months Ended August 31,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$16,716	$(16,716)	(100)%	decrease
8.5% Convertible Notes	93	138	(45)	(33)%	decrease
5% Convertible Notes	3,799	3,733	66	2%	increase
8.5% Senior Secured Notes	4,469	2,461	2,008	82%	increase
Participation Interest - White Eagle Revolving Credit Facility	—	340	(340)	(100)%	decrease
Other	9	10	(1)	(10)%	decrease
Total Interest Expense	$8,370	$23,398	$(15,028)	(64)%	decrease

Outstanding debt for the nine months ended August 31, 2019 included $75.8 million of 5% Convertible Notes and $46.5 million of 8.5% Senior Secured Notes.
The White Eagle Revolving Credit Facility interest expense shows a decrease of approximately $16.7 million which is attributable to the deconsolidation of subsidiaries.

The Company's outstanding debt decreased by $358.9 million from $481.2 million at August 31, 2018 to $122.3 million at August 31, 2019. The decrease is attributable to the repayment of the White Eagle Revolving Credit Facility of 368.0 million and the 8.5% Convertible Notes of $1.2 million.

Of the interest expense of $8.4 million for the nine months ended August 31, 2019, approximately $3.8 million represents interest paid on the 5% Convertible Notes and $4.5 million represents interest paid on 8.5% Senior Secured Notes.

Interest expense on the 8.5% Convertible Notes totaled $93,000, including $73,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively during the nine months ended August 31, 2019.

The Company recorded $3.8 million of interest expense on the 5% Convertible Notes, including $2.8 million, $832,000 and $123,000 from interest, amortization of debt discount and origination costs, during the nine months ended August 31, 2019, respectively.
The Company recorded approximately $4.4 million of interest expense on the 8.5% Senior Secured Notes, during the nine months ended August 31, 2019 which includes $3.8 million of interest, $209,000 of amortizing debt issuance costs and $346,000 of amortizing of debt discount respectively.

Of the interest expense of $23.4 million for the nine months ended August 31, 2018, approximately 16.7 million of interest expense was attributable to the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the facility and an increase in the LIBOR floor from 1.5% to 2.11% at August 31, 2018.

Interest expense on the 8.5% Convertible Notes totaled $138,000, including $76,000, $54,000 and $8,000 representing interest, amortization of debt discount and issuance costs, respectively during nine months ended August 31, 2018.

The Company recorded approximately $3.7 million of interest expense on the 5% Convertible Notes which included $2.8 million, $774,000 and $115,000 from interest, amortizing debt discounts and origination costs, respectively, during the nine months ended August 31, 2018.

The Company recorded approximately $2.5 million of interest expense on the 8.5% Senior Secured Notes, which includes $2.3 million of interest and $197,000 of amortizing debt issuance costs, respectively during the nine months ended August 31, 2018.
See Notes 12, "White Eagle Revolving Credit Facility," 13, "8.50% Senior Unsecured Convertible Notes," 14, "5.0% Senior Unsecured Convertible Notes," and 15 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Change in fair value of Revolving Credit Facility (in thousands)

	Nine Months Ended August 31,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$(11,663)	$11,663	(100)%	decrease

During the nine months ended August 31, 2018, the fair value was impacted by increased borrowings offset by the shortening of life expectancy estimates for the policies pledged under the White Eagle Revolving Credit Facility, and a decrease in the discount rate.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Nine Months Ended August 31,
	2019	2018	Change	% Change
Personnel costs	$1,001	$2,460	$(1,459)	(59)%	decrease
Legal fees	2,117	3,478	(1,361)	(39)%	decrease
Professional fees	1,470	4,497	(3,027)	(67)%	decrease
Insurance	666	592	74	13%	increase
Other SG&A	399	1,407	(1,008)	(72)%	decrease
Total SG&A Expenses	$5,653	$12,434	$(6,781)	(55)%	decrease

The overall change in operating expenses is due to the deconsolidation of the subsidiaries that have filed for Chapter 11, which expenses have been excluded from the consolidated results for the period up to August 16, 2019. Significant decrease in operating expenses was primarily a result of a decrease in legal expense of $1.4 million, a decrease in professional fees of $3.0 million, a decrease in personnel cost of $1.5 million and a decrease in other operating expenses of $1.0 million.

Results of Operations for Deconsolidated Subsidiaries

Net loss from deconsolidated operations was $51.9 million and comprise the below (in thousands):

Nine Months Ended August 31, 2019
Income	$20,556
Expenses	72,412
Net income (loss)	$(51,856)

Total income for the deconsolidated subsidiaries was $20.6 million and mainly comprised gain on maturity of $70.3 million which is attributable to 18 policies maturity, gain on sale of life settlement of approximately $21.3 million associated with the sale of the limited partnership interests of White Eagle, change in fair value gain of investment in limited partnership of approximately $15.4 million which is attributable to the pickup in value for the assets contributed at closing of the subscription agreement, offset by change in fair value of life settlements loss of approximately $16.8 million.

Expense of approximately $72.4 million was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately $17.1 million, interest expense of $28.3 million, reorganization cost of $14.0 million, loss on extinguishment of debt of approximately $7.4 million associated with the early repayment of the White Eagle Revolving Credit Facility, administrative services fees of $2.8 million, legal fees of $890,000 and professional fees of 1.5 million.

Change in fair value of life settlements - Deconsolidated Subsidiaries

During the nine months ended August 31, 2019, our deconsolidated subsidiaries had 18 life insurance policies with face amounts totaling $100.4 million matured. The net gain of these maturities was $70.3 million and is recorded as a change in fair value of life settlements in the deconsolidated statements of operations for the nine months ended August 31, 2019. Proceeds from maturities totaling $92.5 million were received during the nine months ended August 31, 2019.

On May 22, 2019, a settlement in the amount of $21.3 million was signed between Lincoln Benefit Life Company ("Lincoln Benefit"), White Eagle and Emergent Capital pursuant to which Lincoln Benefit, agreed to not to contest the 55 life insurance policies that are presently owned by White Eagle and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The settlement relates to six separate legal actions pertaining to the validity of certain White Eagle policies and receivables for maturities of life settlement totaling $39.1 million. The settlement of the litigation, was approved by the Bankruptcy Court in June 2019, and, as such the receivable for maturities of life settlement was adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements for the nine months ended August 31, 2019.

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

In November 2018, White Eagle decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. Going forward, White Eagle will procure its life expectancy reports solely from 21st Services on a periodic basis and expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. The amount of policies that are lengthened by White Eagle in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured. As of August 31, 2019, White Eagle received 326 updated life expectancy reports from 21st Services. These life expectancies reported an average lengthening of life expectancies of 23.45% based on this sample, which is significantly higher than the 9% impact first communicated by 21st Services and has significantly impacted the results for the nine months ended August 31, 2019 by approximately $57.6 million.

See Note 16 "Fair Value Measurements" to the accompanying consolidated financial statements for further information.

Change in fair value of investment in limited partnership

On August 16, 2019, Lamington's capital contribution to White Eagle comprised the fair value of the life settlement assets based on the purchaser's valuation. The Company performed a fair value calculation to include various factors impacting the waterfall distribution as dictated by the Subscription Agreement, including but not limited to amounts advanced for the Class D Shares, the funding of the premium reserves on the Company's behalf and the expected return by the Class A Shares which is 11%. The Company determined that the fair value was approximately $138.2 million which resulted in a change in fair value gain of approximately $15.4 million at August 16, 2019.

Change in fair value of White Eagle Revolving Credit Facility

For the nine months ended August 31, 2019 the White Eagle Revolving Credit Facility incurred a loss of approximately $17.1 million which is mainly attributable the early repayment of the White Eagle Revolving Credit Facility.

Refer to Note 4 "Deconsolidation of Subsidiaries", Note 5 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 6 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Discontinued Operations

Nine Months Ended August 31, 2019 Compared to Nine Months Ended August 31, 2018 (in thousands)

	Nine Months Ended August 31,
	2019	2018	Change	% Change
Total income (loss)	$—	$17	$(17)	(100)%	decrease
Total expenses	(36)	32	(68)	(213)%	decrease
Income (loss) before income taxes	36	(15)	51	(340)%	increase
Income tax benefit	—	—	—	—%
Net income (loss), net of income taxes	$36	$(15)	$51	(340)%	increase

Net income from our discontinued structured settlement operations for the nine months ended August 31, 2019 was $36,000 as compared to a net loss of $15,000 for the same period in 2018. Total income from our discontinued structured settlement operations was $0 compared to $17,000 for the nine months ended August 31, 2019 and 2018, respectively.

Total expenses from our discontinued structured settlement operations was income of $36,000 for the nine months ended August 31, 2019 compared to expense of $32,000 incurred during the same period in 2018.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the White Eagle Revolving Credit Facility, the indentures governing our 5% Convertible Notes, 8.5% Senior Secured Notes and other financing arrangements.

Previously the payment of premiums to maintain the life insurance policies represents our most significant requirement for cash disbursement. On a quarterly basis, we calculate the minimum premium payments required to maintain the policies in-force. Over time, as an insured ages, the relevant premium payments will increase. Nevertheless, the probability we will actually be required to pay the premium decreases as mortality becomes more likely. In addition to premiums, we incur policy servicing costs, including updated medical records, updated life expectancies and securities intermediaries' fees; in most cases, these amounts are determined by the number of policies we own. The majority of these costs relates to the policies previously pledged as collateral under the White Eagle Revolving Credit Facility with the termination of such facility and the sale of 72.5% of the ownership interests in the holder of the assets, the Company's exposure to these risks has been significantly reduced.

As of August 31, 2019, we had approximately $8.8 million of cash and cash equivalents and certificates of deposit of $508,000; of this amount, approximately $8.8 million is available to pay premiums on the two unencumbered policies for which such expenses will approximate $45,000 in 2019 and other overhead expenses.

For the nine months ended August 31, 2019, we paid $69.9 million in premiums to maintain our policies in force in our consolidated and deconsolidated subsidiaries. Of this amount, approximately $69.7 million was paid by White Eagle through its borrowings and maturity proceeds.

In connection with the WE Investment, the A&R LPA provides generally that holders of the Class A and Class B Interest holders receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years, provided that commencing after year three (3), such minimum payments will be utilized to satisfy the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distribution as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility).

Although the WE Investment provides guaranteed payments of $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years to the Company, irrespective of maturities, there can be no assurance as to when proceeds from maturities of the policies in the WE Investment will be distributed to the Company. Delays will impact the timing of distribution since the Class A Shares must meet their 11% return as well as repayments for any advance to the premium reserve on the Company's behalf.

 Assuming no policy maturities, as of August 31, 2019, we expect to pay $45,000 in premiums during the remainder of 2019 on the two policies we own.

The following table illustrates the total amount of face value of life insurance policies owned up to August 16, 2019, the trailing 12- months of life insurance policy maturities realized and premiums paid on our consolidated and deconsolidated portfolio. The trailing 12-month maturities/premium coverage ratio indicates the ratio of policy maturities realized to premiums paid over the trailing 12-month period from our portfolio of life insurance policies.

Quarter End Date	Portfolio Face Amount ($)	12-Month Trailing Maturities Realized ($)	12-Month Trailing Premiums Paid ($)	12-Month Trailing Maturities/Premiums Coverage Ratio (%)
March 31, 2015	3,001,987	27,188	57,723	47%
June 30, 2015	2,982,416	63,768	59,990	106%
September 30, 2015	2,997,903	67,468	63,124	107%
December 31, 2015	2,979,352	67,403	64,923	104%
March 31, 2016	2,969,670	67,195	66,049	102%
June 30, 2016	2,966,388	34,815	67,843	51%
September 30, 2016	2,953,796	43,915	69,430	63%
December 31, 2016	2,946,511	37,460	71,681	52%
March 31, 2017	2,908,876	62,330	75,609	82%
June 30, 2017	2,903,899	63,353	79,378	80%
September 30, 2017	2,887,827	67,053	82,032	82%
December 30, 2017	2,880,487	67,176	84,751	79%
March 31, 2018	2,852,803	57,026	86,561	66%
June 30, 2018	2,826,863	78,039	87,650	89%
September 30, 2018	2,794,652	94,039	89,263	105%
November 30, 2018	2,787,916	93,435	91,601	102%
February 28, 2019	2,765,250	93,735	88,235	106%
May 31, 2019	2,719,976	108,105	97,602	111%
August 31, 2019	2,688,556	125,623	100,697	125%

At August 31, 2019, we had $75.8 million and $46.5 million and in aggregate principal amount of outstanding 5% Convertible Notes and 8.5% Senior Secured Notes, which accrue interest at 5.0%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes is due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly, and the Company has the ability to pay interest in kind on approximately $38.3 million, or 82%, of the 8.5% Senior Secured Notes, which was done during the nine months ended August 31, 2019.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $289.1 million as of August 31, 2019. Cash flows used in operating activities were $8.5 million for the nine months ended August 31, 2019 and $32.6 million for the nine months ended August 31, 2018. As of August 31, 2019, the Company had approximately $8.8 million of cash and cash equivalents and certificates of deposit of $508,000; of this amount, approximately $8.8 million is available to pay premiums on the two policies owned by the Company of which such expenses will approximate $45,000 in 2019 and other overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle, strategic capital market raises and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $26.8 million of cash and cash equivalents inclusive of certificates of deposit of $511,000. In considering our forecast for the next twelve months with the current cash balance as of the filing of this Form 10-Q, the Company has sufficient resources to meet its liquidity needs for the foreseeable future.

Financing Arrangements Summary

White Eagle Revolving Credit Facility

White Eagle is the borrower under a $370.0 million revolving credit facility, with Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV, as initial lender, the other financial institutions party thereto as lenders, and CLMG, as administrative agent for the lenders. Effective August 16, 2019, all outstanding principal and interest under the White Eagle Revolving Credit Facility was repaid.

See Note 11, "White Eagle Revolving Credit Facility" of the accompanying consolidated financial statements for further information.

8.50% Senior Unsecured Convertible Notes

At August 31, 2019, the $1.2 million in aggregate principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 (the "Convertible Notes") was fully repaid.

For a description of the Convertible Notes see Note 13, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements.

5.0% Senior Unsecured Convertible Notes

At August 31, 2019, there was $75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes"). For a description of the New Convertible Notes see Note 14, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements.

8.5% Senior Secured Notes

At August 31, 2019, there was $46.5 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 15, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended August 31, 2019 and 2018 (in thousands):

	Nine Months Ended August 31,
	2019	2018
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(8,493)	$(32,571)
Investing activities	10,782	(15,612)
Financing activities	5,282	32,983
Increase (decrease) in cash and cash equivalents	$7,571	$(15,200)

Operating Activities

During the nine months ended August 31, 2019, operating activities used cash of $8.5 million. Our net income of $16.9 million was adjusted for the following: change in fair value of investment in deconsolidated subsidiaries of approximately $37.9 million, attributable to the deconsolidation of Lamington and its subsidiaries gain due to the Chapter 11 Cases up to August 16, 2019, change in fair value of investment in limited partnership gain of approximately $5.8 million interest paid in kind on 8.5% Senior Secured Notes of approximately $2.8 million and a net positive change in the components of operating assets and liabilities of $1.7 million. This $1.7 million change in operating assets and liabilities is partially attributable to a $2.6 million increase in current tax liability, a $155,000 decrease in other liabilities, a $392,000 decrease in accounts payable and accrued expenses, a $463,000 increase in interest payable on the 8.5% Senior Notes, and a $118,000 decrease in prepaid and other assets.

During the nine months ended August 31, 2018, operating activities used cash of $32.6 million. Our net loss of $4.4 million was adjusted for the following: change in fair value of life settlement gain of $19.3 million that is mainly attributable to maturities of twelve policies; change in fair value of the White Eagle Revolving Credit Facility gain of $11.7 million that is mainly attributable to increased borrowings offset by the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and a slight decrease in the discount rate; deferred tax liability of $2.4 million and a net positive change in the components of operating assets and liabilities of $1.7 million. This $1.7 million change in operating assets and liabilities is partially attributable to a $145,000 decrease in prepaid and other assets, a $2.2 million increase in current tax liability and a $306,000 increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the nine months ended August 31, 2019 was $10.8 million and includes $10.9 million in cash from consolidated of subsidiaries that were previously deconsolidated due to the Chapter 11 Cases offset by $118,000 for premiums paid on life settlements.

Net cash used in investing activities for the nine months ended August 31, 2018 was $15.6 million and includes proceeds of $52.3 million from the maturity of life settlements offset by $67.9 million for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the nine months ended August 31, 2019 was $5.3 million resulted from proceeds from the issue of 8.5% Senior Secured Notes of approximately $6.5 million offset by repayment of outstanding principal under the 8.5% Convertible Notes of approximately $1.2 million.

Net cash provided by financing activities for the nine months ended August 31, 2018 was $33.0 million and includes $67.6 million of borrowings from the White Eagle Revolving Credit Facility offset by $34.6 million in repayment under the White Eagle Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

At August 31, 2019, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of August 31, 2019, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our two life settlement policies as of August 31, 2019:

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100%	100%	Aa3	AA

Interest Rate Risk

At August 31, 2019, fluctuations in interest rates did not impact interest expense in our business.

We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of August 31, 2019, the Company through its consolidated subsidiaries owned life settlements with a fair value of $1.3 million. A rise in interest rates could potentially have an adverse impact on the sale price if we were to sell some or all of these assets. There are several factors that affect the market value of life settlements, including the age and health of the insured, investors’ demand, available liquidity in the marketplace, duration and longevity of the policy, and interest rates. We currently do not view the risk of a decline in the sale price of life settlements due to normal changes in interest rates as a material risk.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the nine months ended August 31, 2019, see "Litigation" under Note 18, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-KT filed for the eleven months ended November 30, 2018, investors should also consider the following additional risk factors.

We do not control our significant asset and rely on third parties to manage it.

As a result of the transaction we consummated on August 16, 2019, pursuant to which we sold newly-issued limited partnership interests in White Eagle, constituting 72.5% of White Eagle’s outstanding equity, to Palomino, we no longer control many of the operations and decisions of White Eagle relating to management of its life settlement portfolio, although the distributions from our remaining 27.5% investment in White Eagle constitute substantially all of our revenue. Specifically, we do not control decisions relating to optimizing the portfolio, including whether to sell policies, buy new policies, and lapse policies, and although we contribute to the payment of premiums which is funded by Palomino and repaid by us from funds to be distributed to the Company through the waterfall, we do not control the timing or any decisions for the premium payments. In spite of the change in ownership, the distributions from that portfolio still constitute substantially all of our revenue. Accordingly, we rely on third parties, including Palomino, Palomino JV GP Limited, the general partner of White Eagle, and the manager of the portfolio as selected by such general partner, to manage the portfolio. There can be no assurance that such third parties will manage the portfolio in a successful manner or in the manner that we would do so. If such third parties do not manage the portfolio successfully, there could be adverse effects on our financial results, liquidity and performance.

We may make significant changes in an attempt to improve our financial condition.

We have begun to make changes to improve our financial position, including the recent transaction pursuant to which we partnered with a third party with respect to the ownership and management of White Eagle and its portfolio of life settlements, and the related termination of the White Eagle Revolving Credit Facility. We may make additional changes to improve, among other things, our significant debt obligations and our expected tax situation. We are considering a restructuring of our capital structure, our domicile in or outside of the United States, the stock exchange where our common stock is listed for trading, optimizing our tax position, and the operation of our business and assets in run-off mode, among other things. Such changes, if undertaken, may result in significant alterations to the Company and its security holders’ tax positions, and there can be no assurance that any such changes will result in the desired improvements.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Default Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

None

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/ Furnished Herewith	SEC File #
10.1	Settlement Agreement dated as of May 24, 2019 by and among LNV Corporation, CLMG Corp., White Eagle Assets Portfolio, LP, Lamington Road Designated Activity Company, White Eagle General Partner, LLC, Emergent Capital, Inc., Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, OLIPP IV, LLC and Markley Asset Portfolio LLC.	8-K	10.1	6/14/2019		001-35064
10.2	Debtor-in-Possession Credit Agreement dated as of May 24, 2019 among White Eagle Asset portfolio, LP, LNV Corporation, as DIP Lender, CLMG Corp., as DIP Agent, and the Guarantors named therein.	8-K	10.2	6/14/2019		001-35064
10.3	Second Amended Joint Plan of Reorganization of White Eagle Asset Portfolio, LP, et al., dated as of June 19, 2019.	8-K	10.1	6/24/2019		001-35064
10.4	Commitment Letter dated as of July 18, 2019 among Emergent Capital, Inc., Lamington Road Designated Activity Company, White Eagle Asset Portfolio, LP and Jade Mountain Partners.	8-K	10.1	7/24/2019		001-35064
10.5	Subscription Agreement dated as of August 16, 2019 among Emergent Capital, Inc., Lamington Road Designated Activity Company, White Eagle Asset Portfolio, LP and Jade Mountain Partners.	8-K	10.1	8/21/2019		001-35064
10.6	Amended and Restated Limited Partnership Agreement of White Eagle Asset Portfolio, LP dated as of August 16, 2019.***	8-K	10.2	8/21/2019		001-35064
10.7	Master Termination Agreement dated as of August 16, 2019 among White Eagle General Partner, LLC, Lamington Road Designated Activity Company, White Eagle Asset Portfolio, LP, Markley Asset Portfolio, LLC, CLMG Corp., as administrative agent, LNV Corporation, as initial lender, Wilmington Trust, National Association, in its capacities as securities intermediary, custodian and agent, and Palomino JV, L.P.	8-K	10.3	8/21/2019		001-35064
10.8	Pledge Agreement dated as of August 16, 2019 between Lamington Road Designated Activity Company and Palomino JV, L.P.	8-K	10.4	8/21/2019		001-35064
10.9	Assumption Agreement dated as of August 16, 2019 among White Eagle Asset Portfolio, LP, Lamington Road Designated Activity Company, Emergent Capital Inc. and White Eagle General Partner, LLC.	8-K	10.5	8/21/2019		001-35064
10.10	Indemnification Agreement dated as of August 16, 2019 between Emergent Holdings, Inc. and Wilmington Trust, National Association.	8-K	10.6	8/21/2019		001-35064

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101	Interactive Data Files	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document 10.1 & 10.2	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

**	Furnished herewith.

**
Portions of this exhibit have been omitted pursuant to the Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emergent Capital, Inc.

/s/ Miriam Martinez	Chief Financial Officer
Miriam Martinez	(Principal Financial Officer)
Date October 9, 2019