Form 10-K
period 2019-11-30
EMERGENT CAPITAL, INC.
filed 2020-03-13
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on May 31, 2019 was $8,224,053.
The number of shares of the registrant’s common stock outstanding as of March 12, 2020 was 159,270,553.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2020 annual meeting are incorporated by reference in this Annual Report on Form 10-K in response to Part III— Items 10, 11, 12, 13 and 14.

EMERGENT CAPITAL, INC.
2019 Annual Report on Form 10-K

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

•	lack of mortalities of insureds of the life insurance policies that we own or owned by the limited partnership;

•	increases to the discount rates used to value the life insurance policies that we own;

•	changes in mortality rates and inaccurate assumptions about life expectancies;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies;

•	our ability to sell the two life insurance policies we own at favorable prices, if at all;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of our life insurance policies;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in the portfolio held by the limited partnership;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issued the policies included in the portfolio held by the limited partnership;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	our ability to maintain a listing or quotation on a national securities exchange or other trading platform for our common stock;

•	cyber security risks and the threat of data breaches resulting in disruption of our information technology systems;

•	loss of the services of any of our executive officers;

•	our ability to mitigate the effects of global intangible low-taxed income ("GILTI") tax; and

•	We do not control our significant asset and rely on third parties to manage it.

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
Emergent Capital, through its subsidiaries owns two life insurance policies, also referred to as life settlements, with a fair value of $1.3 million and an aggregate death benefit of approximately $12.0 million at November 30, 2019. Additionally, through a subsidiary, the Company owns a 27.5% equity investment, having an estimated fair value of approximately $137.8 million at November 30, 2019, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and death benefits from these two polices and change in fair value and distributions from its equity investment in White Eagle.

Change in Financial Year End

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and have the Company cause its direct and indirect subsidiaries change their fiscal year ends, from December 31 to November 30, effective immediately. Our financial results for the fiscal year ended November 30, 2019 will cover the twelve months of transactions from December 1, 2018 to November 30, 2019, and are compared to the results of our previous fiscal year ended November 30, 2018 which covers the eleven months transition period from January 1, 2018 to November 30, 2018 and our previous twelve month year-end as of December 31, 2017.

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

The effective period under the Standstill Agreement was extended several times, finally to December 13, 2018. On November 25, 2019, the Bankruptcy Court entered an order and final decree closing both of the Lamington and WEGP chapter 11 cases.

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

On July 18, 2019, the Company entered into a commitment letter (the "Commitment Letter") with Lamington, White Eagle and Jade Mountain Partners, LLC ("Jade Mountain") in connection with the Plan of Reorganization. The Commitment Letter provided for a transaction in which Jade Mountain and/or certain of its affiliates and/or certain investors would acquire 72.5% of the equity interests of White Eagle in exchange for $384.3 million as may be adjusted in accordance with the final documentation. The Commitment Letter and its terms and the transactions contemplated thereby were approved by the Bankruptcy Court on July 22, 2019.

Repayment and Termination of the White Eagle Revolving Credit Facility

On August 16, 2019, the Company entered into a subscription agreement (the "Subscription Agreement") with Lamington Road ("Class B Limited Partner"), White Eagle, WEGP ("Withdrawing General Partner"), and Palomino JV, L.P. ("Palomino" or "Class A Limited Partner"), in connection with the commitment letter signed on June 22, 2019 with Jade Mountain pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate of Jade Mountain (the "Manager") all of its general partnership interests (collectively, the "WE Investment") for a purchase price of approximately $366.2 million and $8.0 million for the Class A and Class D interests, respectively. Pursuant to the Subscription Agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests with a value of approximately $138.9 million on the closing date.

The proceeds of the WE Investment were used to satisfy in full (i) the White Eagle Revolving Credit Facility, and (ii) DIP Financing extended by CLMG, as Administrative Agent ("CLMG"), as agent, and LNV, as Lender, to White Eagle, each in connection with the termination of the White Eagle Revolving Credit Facility and the release of the related liens on the collateral thereunder pursuant to a Master Termination Agreement dated as of August 16, 2019 among WEGP, Lamington, White Eagle, Markley Asset Portfolio, LLC, CLMG, as administrative agent, LNV, as initial lender, Wilmington Trust, National Association, in its capacities as securities intermediary, custodian and agent, and Palomino (the "Master Termination Agreement"). The repayment and termination of the White Eagle Revolving Credit Facility and the termination of the DIP Financing, which had not been drawn against, were in accordance with the Plan of Reorganization for Lamington, WEGP and White Eagle approved by the Bankruptcy Court with respect to the Chapter 11 Cases.

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

See Note 10, "Investment in Limited Partnership", to the accompanying consolidated financial statements for further information.

Deconsolidation and Subsequent Measurement of the Deconsolidated Entities

Lamington and its subsidiaries' (White Eagle, WEGP and Lamington Bermuda), financial results were excluded from the Company’s consolidated results for the period from November 14, 2018, the Petition Date to August 16, 2019 the date the White Eagle Revolving Facility was terminated. ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Bermuda which collectively are referred to herein as the ("Deconsolidated Entities" or the "Debtors"). Therefore, our 2019 results are not comparable with our 2018 results. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value each reporting period. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date.

Lamington and WEGP had pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility, with the termination of the facility, this pledge was also terminated. There was no outstanding third party liabilities for either Lamington or WEGP at August 16, 2019 besides intercompany obligations to Emergent.

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case, and on November 25, 2019, the Bankruptcy Court entered an order and final decree closing both of the Lamington and WEGP chapter 11 cases. However pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate.

As part of the WE Investment, the Company sold 72.5% of its ownership in White Eagle, which is the most substantial asset of the Company, resulting in a reduction in its ownership from 100% to 27.5%. Given the new percentage ownership, this is considered an equity investment. Based on the A&R LPA, the Company will receive funds from White Eagle through a monthly distribution which is highly driven by maturities of the portfolio. Although the Company is guaranteed certain monthly payments, the Class A Partner must be made whole based on their established internal rate of return ("IRR") of 11% which exposes the Company as to the amount and timing of funds that will be received. Although White Eagle continues to be a variable interest entity ("VIE") under ASC 810, Consolidation, the Company has not met the criteria for consolidation as they do not have a controlling interest in While Eagle, financially or otherwise. Based on the A&R LPA, the Company's management responsibilities are very limited. The Company's remaining ownership of White Eagle does not give the Company any control over decisions of White Eagle and the Company is the minority owner. As a result, the Company is precluded from consolidating White Eagle at November 30, 2019.

White Eagle previously valued its life settlement policies at fair value whose valuation were based on inputs that are both significant to the fair value measurement and unobservable. The Company now holds an equity investment of 27.5% in White Eagle whose only assets are these life settlements. Additionally, the investment includes a mezzanine financing which the Company assumed at closing which repayment by, and ultimate distributions to, the Company are based on a prescribed waterfall with a guaranteed 11% return to the majority owner partner. The Company will utilize a fair value approach to account for its 27.5% investment in White Eagle, and the calculation will be performed consistent with ASC 820, Fair Value Measurement with changes in fair value recorded in current earnings.
Life Settlements Portfolio & Portfolio Management
The life insurance policies previously included in the Company and its subsidiaries portfolio were acquired through a combination of direct policy purchases from the original policy owners (the secondary market), purchases of policies owned by other institutional investors (the tertiary market) and from policy surrenders or foreclosures in satisfaction of loans issued under the Company’s legacy premium finance business. Emergent Capital previously used a probabilistic method of valuing life insurance policies, meaning the insured individual's probability of survival and probability of death are applied to the required premiums and net death benefit of the policy to extrapolate the likely cash flows over the life expectancy of the insured. These likely cash flows are then discounted using a net present value formula. Management believes this to be the preferred valuation method in the industry at the present time.
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
At November 30, 2019, the Company, through its subsidiary Imperial Life Settlements, LLC, maintained licenses to transact life settlements as a provider in 28 of the states that currently require a license and could conduct business in 36 states, and the District of Columbia.
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
Employees
At November 30, 2019, we employed 9 full-time employees and no part-time employees. None of our employees are subject to any collective bargaining agreements. We believe that our employee relations are good.
Company Website Access and SEC Filings
Our website may be accessed at www.emergentcapital.com. All of our filings with the Securities and Exchange Commission ("SEC") can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent Annual Report on Form 10-K, the most recent quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.
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

Our cash, cash equivalents, short-term investments and operating cash flows may be inadequate to meet our obligations under our outstanding indebtedness and our other obligations. The A&R LPA provides generally that holders of the Class A and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years), provided that commencing after year three (3), such minimum payments will be utilized to repay the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distributions as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility). Accordingly, there can be no assurance as to when proceeds will be received from the WE Investment.

Our substantial leverage and significant debt service obligations could adversely affect our ability to fulfill our obligations and make it more difficult for us to fund our operations.
As of November 30, 2019, we had $123.4 million in outstanding long-term debt (including that held by our subsidiaries and without giving effect to the fair value of such indebtedness) consisting of our 5.0% senior unsecured convertible notes due 2023 (the " New Convertible Notes") and the 8.5% senior secured notes due 2021 (the "8.5% Senior Secured Notes"). Our substantial level of indebtedness could have important negative consequences to you and us, including:

•	we may have difficulty satisfying our debt obligations, including payment of current interest obligations;

•	we may have difficulty refinancing our existing indebtedness or obtaining financing in the future for working capital, acquisitions or other purposes;

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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner that we own our life settlements and the valuations of our intercompany transactions. The tax laws applicable to our business, including the laws of the United States, Ireland and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax proceeds from companies. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for intercompany arrangements and ownership of life settlements, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to regular review and audit by U.S. federal and state authorities and from 2014 on, foreign tax authorities. Tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a material negative effect on our financial position and results of operations. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income taxes could be adversely affected by changes in tax laws, regulations, or accounting principles. We have been adversely impacted by the GILTI tax described below and are considering various options of restructuring the business in order to mitigate this; however, there can be no assurance that such mitigation will be achieved quickly or at all.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.

The U.S., Ireland and many countries in the European Union, are actively considering and implementing changes to existing tax laws. Certain proposals, including proposals with retroactive effects, could include recommendations that would significantly increase our tax obligations where we do business or where our subsidiaries own life insurance policies. Any changes in the taxation of either international business activities or ownership of life settlements may increase our effective tax rate and harm our financial position and results of operations.

On December 22, 2017, the United States enacted the "Tax Cuts and Jobs Act" (the "TCJA"). The TCJA is complex and includes significant amendments to the Code, including amendments that drastically changed the taxation of offshore earnings and the deductibility of interest. The Company has assessed the impact of the TCJA on its business and consolidated financial statements. In connection with that ongoing assessment, the Company has identified provisions that impact the Company, some of which have had a material and adverse effect on its business.

First, the TCJA generally required the Company to include in income with respect to its 2017 taxable year any undistributed and previously untaxed earnings of its foreign subsidiaries existing at December 31, 2017, subject to adjustments.

Second, and applicable in the year ended November 30, 2019, the TCJA generally will subject the Company to a current U.S. tax on any undistributed earnings of its foreign subsidiaries to the extent such earnings are considered to be "global intangible low-taxed income" ("GILTI"), subject to certain deductions and adjustments.

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
We have issued $75.8 million in aggregate principal amount of 5.0% Convertible Notes (the "New Convertible Notes") and $47.6 million in 8.5% Senior Secured Notes. The New Convertible Note Indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the New Convertible Note Indenture; defaults or failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the New Convertible Note Indenture, the trustee or the holders of at least 25% in aggregate principal amount of the New Convertible Notes then outstanding may declare all unpaid principal plus accrued interest on the New Convertible Notes immediately due and payable, subject to certain conditions set forth in the New Convertible Note Indenture. In addition, holders of the New Convertible Notes may require the Company to repurchase the New Convertible Notes upon the occurrence of certain designated events at a repurchase price of 100% of the principal amount of the New Convertible Notes, plus accrued and unpaid interest.
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
As of November 30, 2019, our net income from continuing operations was $16.9 million with an accumulated deficit of $291.5 million. As of November 30, 2019, our cash balance was $24.3 million and certificates of deposit were $511,000. We had net working capital of $22.8 million, outstanding debt of $123.4 million, we had equity investment of $137.8 million and life settlement assets of $1.3 million. If we do not succeed in our business plan’s objectives to achieve profitability, our business might continue to experience losses and may not be sustainable in the future.

Our success in operating our life finance business is dependent on making accurate assumptions about life expectancies and maintaining adequate cash balances to pay premiums.
We are responsible for paying all premiums necessary to keep the two policies in our portfolio in force and prevent them from lapsing. On December 4, 2019, subsequent to the year end, the Company entered into a Settlement Agreement and Mutual Release with Sun Life Assurance Company of Canada and Wilmington Trust, N.A. as securities intermediary pursuant to which, thirty life insurance policies (included the two policies mentioned earlier) issued by Sun Life and held by the Company, primarily by White Eagle Asset Portfolio, L.P. ("White Eagle"), were canceled in exchange for a lump sum payment from Sun Life $36.1 million. As such, there are no further premium payments for the two life insurance policies subsequent to November 30, 2019.
As of November 30, 2019, we had approximately $24.3 million of cash and cash equivalents and certificates of deposit of $511,000.

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
Our fair value assumptions are inherently subjective and, if the fair value of our equity investment in limited partnership decreases, we will report losses with respect to this investment.
The evaluation of the fair value of our equity investment in limited partnership is inherently subjective as it requires estimates and assumptions that are susceptible to significant revision as more information becomes available. Using our valuation model, we determine the fair value of our equity investment on a discounted cash flow basis. The most significant assumptions that we estimate are the life expectancy of the insured, expected premium payments, the discount rate, repayment of the Class A and Class B investments. The discount rate is based upon current information about market interest rates, our estimate of the risk margin an investor in a similar transaction would require.
If the calculation of fair value results in a decrease in value, we record this reduction as a loss. If we determine that it is appropriate to increase the discount rate or adjust other inputs to our fair value model, if we are otherwise unable to accurately estimate the assumptions in our valuation model, the carrying value of our equity investment may be materially adversely affected and may materially and adversely affect our business, financial condition and results of operations.
Delays in payment and non-payment of life insurance policy proceeds to the limited partnership can occur for many reasons and any such delays may have a material adverse effect on our business, financial condition and results of operations.
A number of arguments may be made by former beneficiaries (including but not limited to spouses, ex-spouses and descendants of the insured) under a life insurance policy, by the beneficiaries of the trust that once held the policy, by the estate or legal heirs of the insured or by the insurance company issuing such policy, to deny or delay payment of proceeds following the death of an insured, including arguments related to lack of mental capacity of the insured, usury, contestability or suicide provisions in a policy. The statements in the Non-Prosecution Agreement may make such delays more likely and may increase challenges by carriers to paying out death claims or challenges by families of insureds to policy proceeds. Furthermore, if the death of an insured cannot be verified and no death certificate can be produced, the related insurance company may not pay the proceeds of the life insurance policy until the passage of a statutory period (usually five to seven years) for the presumption of death without proof. Such delays in payment or non-payment of policy proceeds to the limited partnership may have a material adverse effect on our business, financial condition and results of operations.

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

If a regulator or court decides that trusts that were formed to own the life insurance policies that once served as collateral for our premium finance loans do not have an insurable interest in the life of the insured, such determination could have a material adverse effect on our investment in the limited partnership which will impact our business, financial condition and results of operations.
Generally, there are two forms of insurable interests in the life of an individual, familial and financial. Additionally, an individual is deemed to have an insurable interest in his or her own life. It is also a common practice for an individual, as a grantor or settlor, to form an irrevocable trust to purchase and own a life insurance policy insuring the life of the grantor or settlor, where the beneficiaries of the trust are persons who themselves, by virtue of certain familial relationships with the grantor or settlor, also have an insurable interest in the life of the insured. In the event of a payment default on our premium finance loan, we previously acquired life insurance policies owned by trusts (or the beneficial interests in the trust itself) that we believe had an insurable interest in the life of the related insureds. However, a state insurance regulatory authority or a court may determine that the trust or policy owner did not have an insurable interest in the life of the insured or that we, as then lender, only had a limited insurable interest. Any such determination could result in the limited partnership being unable to receive the proceeds of the life insurance policy, which could lead to a total loss on the investment in life settlements. Any such loss or losses could have a material adverse effect on our business, financial condition and results of operations.

Our limited partnership is dependent on the creditworthiness of the life insurance companies that issued the policies comprising its portfolio. If a life insurance company defaults on its obligation to pay death benefits on a policy own, it would experience a loss of its investment, which could have a material adverse effect on our returns on investment, business, financial condition and results of operations.

Our limited partnership is dependent on the creditworthiness of the life insurance companies that issued the policies that it owns. The limited partnership assume the credit risk associated with life insurance policies issued by various life insurance companies. The failure or bankruptcy of any such life insurance or annuity company could have a material adverse impact on its financial condition and results of operation. A life insurance company’s business tends to track general economic and market conditions that are beyond its control, including extended economic recessions or interest rate changes. Changes in investor perceptions regarding the strength of insurers generally and the policies or annuities they offer can adversely affect our ability to sell or finance our assets. Adverse economic factors and volatility in the financial markets may have a material adverse effect on a life insurance company’s business and credit rating, financial condition and operating results, and an issuing life insurance company may default on its obligation to pay death benefits on the life insurance policies that we own. In such event, the limited partnership would experience a loss of its investment in such life insurance policies, which could have a material adverse effect on our investment in the limited partnership and our business, financial condition and results of operations.

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
Item 3. Legal Proceedings
For a description of legal proceedings, see "Litigation" under Note 17, "Commitments and Contingencies" to the accompanying consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
During the twelve months ended November 30, 2019, shares of our common stock were traded on the OTC Market Group’s OTCQX marketplace under the trading symbol "EMGC."
The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the OTC:

	2019
	High	Low
1st Quarter	$0.12	$0.04
2nd Quarter	$0.22	$0.07
3rd Quarter	$0.28	$0.15
4th Quarter	$0.34	$0.21

	2018
	High	Low
1st Quarter	$0.48	$0.37
2nd Quarter	$0.40	$0.26
3rd Quarter	$0.38	$0.25
4th Quarter	$0.28	$0.10
As of March 12, 2020, we had 18 holders of record of our common stock and the closing stock price was $0.21.
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

Purchases of Equity Securities
There were no purchases during the twelve months ended November 30, 2019.

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

	Historical
	Twelve Months Ended November 30,	Eleven Months Ended November 30,	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Income
(Loss) gain on life settlements, net	$—	$—	$—	$—	$(41)
Change in fair value of life settlements	(38)	(46,879)	51,551	864	46,717
Change in fair value of investment in limited partnership, net of distributions	1,361	—	—	—	—
Change in fair value of investment in deconsolidated subsidiaries	37,941	(150,894)	—	—	—
Other income	2,261	1,351	322	251	215
Total income (loss)	41,525	(196,422)	51,873	1,115	46,891
Expenses
Interest expense	11,220	30,845	32,797	29,439	27,286
Change in fair value of Revolving Credit Facilities	—	(70,900)	4,501	(1,898)	12,197
Loss on extinguishment of debt	—	—	2,018	554	8,782
Personnel costs	2,678	2,707	5,070	6,070	6,384
Legal fees	2,935	3,052	3,721	6,427	20,739
Professional fees	2,489	5,475	4,445	7,081	7,133
Insurance	929	734	783	835	1,275
Other selling, general and administrative expenses	649	1,562	1,776	2,036	2,194
Total expenses (income)	20,900	(26,525)	55,111	50,544	85,990
Income (loss) from continuing operations before income taxes	20,625	(169,897)	(3,238)	(49,429)	(39,099)
Provision (benefit) for income taxes	3,766	45	—	—	(8,719)
Net (loss) income from continuing operations	16,859	(169,942)	(3,238)	(49,429)	(30,380)
Discontinued Operations:
Income (loss) from discontinued operations, net of income taxes	(2,363)	(29)	(271)	(260)	(644)
Provision (benefit) for income taxes	—	—	—	—	—
Net income (loss) from discontinued operations	(2,363)	(29)	(271)	(260)	(644)
Net income (loss)	$14,496	$(169,971)	$(3,509)	$(49,689)	$(31,024)
Income (loss) per share:
Basic income (loss) per share
Continuing operations	$0.11	$(1.09)	$(0.04)	$(1.79)	$(1.22)
Discontinued operations	$(0.02)	$—	$—	$(0.01)	$(0.03)
Net income (loss) - basic	$0.09	$(1.09)	$(0.04)	$(1.80)	$(1.25)
Diluted income (loss) per share
Continuing operations	$0.11	$(1.09)	$(0.04)	$(1.79)	$(1.22)
Discontinued operations	$(0.02)	$—	$—	$(0.01)	$(0.03)
Net income (loss) - diluted	$0.09	$(1.09)	$(0.04)	$(1.80)	$(1.25)
Weighted average shares outstanding:
Basic	156,994,105	155,949,444	82,323,050	27,660,711	24,851,178
Diluted	157,823,660	155,949,444	82,323,050	27,660,711	24,851,178

(1)	As of November 30, 2019, there were 158,365,275 and 157,757,275 shares of common stock issued and outstanding, respectively, and 608,000 shares of treasury stock.

	Historical
	November 30,		December 31,
	2019	2018	2017	2016	2015
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$24,283	$1,209	$18,131	$2,246	$12,946
Cash and cash equivalents (VIE)	—	—	13,136	9,072	7,395
Certificate of deposit	511	500	1,010	6,025	2,501
Prepaid expenses and other assets	377	657	617	1,112	1,017
Prepaid expenses and other assets (VIE)	—	—	53	—	—
Deposits—other	1,377	1,377	1,377	1,347	1,347
Investment in life settlements, at estimated fair value	1,297	1,172	750	680	11,946
Investment in life settlements, at estimated fair value (VIE)	—	—	566,742	497,720	449,979
Receivable for maturity of life settlements (VIE)	—	—	30,045	5,000	18,223
Fixed assets, net	18	78	145	232	322
Investment in limited partnership, at estimated fair value (Note 10)	137,849	—	—	—	—
Investment in deconsolidated subsidiaries (Note 3)	—	128,795	—	—	—
Investment in affiliates (VIE)	—	2,384	2,384	2,384	2,384
Deferred tax asset	—	576	—	—	—
Total assets	$165,712	$136,748	$634,390	$525,818	$508,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	1,651	2,446	2,015	2,590	3,051
Accounts payable and accrued expenses (VIE)	—	—	753	593	419
Other liabilities	86	194	451	359	360
Interest payable - 8.5% Convertible Notes (Note 12)	—	37	46	2,272	2,272
8.5% Convertible Notes, net of discount and deferred costs (Note 12)	—	1,173	1,098	60,535	56,812
Interest payable - 5.0% Convertible Notes (Note 13)	1,116	1,116	1,432	—	—
5.0% Convertible Notes, net of discount and deferred debt costs (Note 13)	71,022	69,742	68,654	—	—
Interest payable - 15.0% Senior Secured Notes	—	—	—	213	—
15.0% Senior Secured Notes, net of deferred debt costs	—	—	—	29,297	—
Interest payable - 8.5% Senior Secured Notes (Note 14)	854	628	132	—	—
8.5% Senior Secured Notes, net of deferred debt costs (Note 14)	45,675	34,170	33,927	—	—
White Eagle Revolving Credit Facility, at estimated fair value (VIE)	—	—	329,240	257,085	169,131
Red Falcon Revolving Credit Facility, at estimated fair value (VIE)	—	—	—	—	55,658
Income taxes payable	3,195	—	—	—	—
Total liabilities	123,599	109,506	437,748	352,944	287,703
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at November 30, 2019 and November 30, 2018; 158,365,275 issued and 157,757,275 outstanding as of November 30, 2019; 158,733,928 issued and 158,125,928 outstanding as of November 30, 2018; 158,495,399 issued and 157,887,399 outstanding as of December 31, 2017; 29,021,844 issued and 28,413,844 outstanding as of December 31, 2016, 28,130,508 issued and 27,522,508 outstanding as of December 31, 2015, respectively)	1,584	1,587	1,585	290	281
Preferred stock, $0.01 par value (40,000,000 authorized; 0 issued and outstanding as of November 30, 2019, November 30, 2018, December 31, 2017, 2016 and 2015)	—	—	—	—	—
Treasury stock (608,000 shares as of November 30, 2019, November 30, 2018, December 31, 2017, 2016 and 2015)	(2,534)	(2,534)	(2,534)	(2,534)	(2,534)
Additional paid-in-capital	334,576	334,198	333,629	307,647	305,450
Accumulated profit/deficit	(291,513)	(306,009)	(136,038)	(132,529)	(82,840)
Total stockholders’ equity	42,113	27,242	196,642	172,874	220,357
Total liabilities and stockholders’ equity	$165,712	$136,748	$634,390	$525,818	$508,060

Selected Operating Data (dollars in thousands):

	Twelve Months Ended November 30,	Eleven Months Ended November 30,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2019	2018	2017	2016

End of Period—Policies Owned
Number of policies owned	2	2	608	621
Average age of insured	78.7	77.7	83.4	82.4
Average death benefit per policy	6,000	6,000	4,738	4,745
Average life expectancy—Calculated LE (Years)	11.4	12.2	8.3	9.0
Aggregate death benefit	$12,000	$12,000	$2,880,487	$2,946,511
Aggregate fair value	$1,297	$1,172	$567,492	$498,400
Monthly premium—average per policy	$8.0	$6.7	$12.3	$11.0

White Eagle Portfolio - Deconsolidated
End of Period—Policies Owned
Number of policies owned	—	586	—	—
Average age of insured	—	84.3	—	—
Average death benefit per policy	$—	$4,737	$—	$—
Average life expectancy—Calculated LE (Years)	—	8.9	—	—
Aggregate death benefit	$—	$2,775,916	$—	$—
Aggregate fair value	$—	$505,235	$—	$—
Monthly premium—average per policy	$—	$14.1	$—	$—
Proceeds collected	$—	$5,000	$—	$—

Period Maturities
Number of policies matured	—	20	13	12
Average age of insured at maturity	—	85.6	82.8	85.7
Average life expectancy - Calculated LE (Years)	—	4.7	4.5	3.4
Aggregate death benefit	$—	$93,435	$67,177	$37,460
Gains on maturity	$—	$53,265	$35,891	$17,876
Proceeds collected	$—	$90,780	$42,131	$50,460

White Eagle Portfolio - Deconsolidated*
Period Maturities
Number of policies matured	18	—	—	—
Average age of insured at maturity	86.1	—	—	—
Average life expectancy - Calculated LE (Years)	5.9	—	—	—
Aggregate death benefit	$100,374	$—	$—	$—
Gains on maturity	$70,300	$—	$—	$—
Proceeds collected	$92,505	$—	$—	$—

*Information for deconsolidation is included up to August 16, 2019

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this Annual Report on Form 10-K, particularly under the headings "Risk Factors," "Selected Financial Data" and "Business." This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements." These forward-looking statements are subject to numerous risks and uncertainties, including those described under "Risk Factors." Our actual results could differ materially from those suggested or implied by any forward-looking statements.
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
Emergent Capital, through its subsidiaries owns 2 life insurance policies, also referred to as life settlements, with a fair value of $1.3 million and an aggregate death benefit of approximately $12.0 million at November 30, 2019. Additionally, through a subsidiary, the Company owns a 27.5% equity investment, having an estimated fair value of approximately $137.8 million at November 30, 2019, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and death benefits from these two polices and change in fair value and distributions from its equity investment in White Eagle.

Change in Financial Year End

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and have the Company cause its direct and indirect subsidiaries change their fiscal year ends, from December 31 to November 30, effective immediately. Our financial results for the fiscal year ended November 30, 2019 will cover the twelve months of transactions from December 1, 2018 to November 30, 2019, and are compared to the results of our previous fiscal year ended November 30, 2018 which covers the eleven months transition period from January 1, 2018 to November 30, 2018 and our previous twelve month year-end as of December 31, 2017.

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

The commencement of the November Chapter 11 Cases would constitute defaults and events of default under the terms of the Company’s Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture (each as defined below). However, such defaults and events of default and their consequences were waived in advance of the November Chapter 11 Cases by holders of a majority of the outstanding principal amounts of each of the 8.5% Senior Secured Notes and the New Convertible Notes, and consequently, the Company believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred under either the Amended and Restated Senior Secured Indenture or the New Convertible Note Indenture. The commencement of the November Chapter 11 Cases constituted an event of default under the Second Amended and Restated Loan and Security Agreement, dated as of January 31, 2017, by and among White Eagle, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager ("Lamington Bermuda"), CLMG Corp., as Administrative Agent ("CLMG"), and LNV Corporation, as Lender ("LNV"), as amended (the "White Eagle Revolving

Credit Facility"), resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV, or CLMG to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations. The effective period under the Standstill Agreement was extended several times, finally to December 13, 2018. On November 25, 2019, the Bankruptcy Court entered an order and final decree closing both of the Lamington and WEGP chapter 11 cases.

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

On November 25, 2019, the Bankruptcy Court entered an order and final decree closing both of the Lamington and WEGP chapter 11 cases.

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

See Note 10, "Investment in Limited Partnership", to the accompanying consolidated financial statements for further information.

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

Litigation Settlement

On May 22, 2019, a settlement (the "Lincoln Benefit Settlement") in the amount of $21.3 million was signed between Lincoln Benefit Life Company ("Lincoln Benefit"), White Eagle and Emergent Capital pursuant to which Lincoln Benefit agreed not to contest the 55 life insurance policies that are presently owned by White Eagle and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The Lincoln Benefit Settlement relates to six separate legal actions pertaining to the validity of certain White Eagle policies and receivables for maturities of life settlements totaling $39.1 million. The Lincoln Benefit Settlement was approved by the Bankruptcy Court in June 2019.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $291.5 million as of November 30, 2019. This amount includes $14.5 million of net income for the twelve months ended November 30, 2019 for which $37.9 million relates to a gain on change in fair value on the investment in deconsolidated subsidiaries as a result of the resolution of their emergence from bankruptcy. Cash flows used in operating activities were $12.4 million for the twelve months ended November 30, 2019 and $41.2 million for the eleven months ended November 30, 2018. As of November 30, 2019, we had approximately $24.3 million of cash and cash equivalents and certificates of deposit of $511,000.

Subsequent Events

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies and hence no future obligation for premium payments.

See Note 22, "Subsequent Events" of the accompanying consolidated financial statements for further information.
The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle, and cash on hand.

As of the filing date of this Form 10-K, we had approximately $22.2 million of cash and cash equivalents inclusive of certificates of deposit of $513,000. In considering our forecast for the next twelve months with the current cash balance as of the filing of this Form 10-K, the Company has sufficient resources to meet its liquidity needs for the foreseeable future.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.

White Eagle Revolving Credit Facility Events

Repayment and Termination of the White Eagle Revolving Credit Facility

On August 16, 2019, the Company entered into a subscription agreement (the "Subscription Agreement") with Lamington Road ("Class B Limited Partner"), White Eagle, WEGP ("Withdrawing General Partner"), and Palomino JV, L.P. ("Palomino" or "Class A Limited Partner"), in connection with the commitment letter signed on June 22, 2019 with Jade Mountain Partners, LLC ("Jade Mountain"), pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate of Jade Mountain (the "Manager") all of its general partnership interests (collectively, the "WE Investment") for a purchase price of approximately $366.2 million and $8.0 million for the Class A and Class D interests, respectively. Pursuant to the Subscription Agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests with a value of approximately $138.2 million on the closing date.

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

White Eagle received proceeds of approximately $366.2 million towards the sale of 72.5% of its life settlement and recognized gains of approximately $21.3 million which is included in gains on sale of life settlements in the condensed and consolidated financial statements.

See Note 4, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy", to the accompanying consolidated financial statements for further information.

During the twelve months ended November 30, 2019, White Eagle experienced maturity of 18 life insurance policies with face amounts totaling $100.4 million, resulting in a net gain of approximately $70.3 million. The gains related to these maturities are included in income from changes in the fair value of life settlements in the deconsolidated subsidiaries statements of operations for the twelve months ended November 30, 2019. Proceeds from maturities totaling $92.5 million were received during the twelve months ended November 30, 2019 and were used solely for the purposes permitted under the budget approved by the Bankruptcy Court including repayment of the outstanding debt under the White Eagle Revolving Credit Facility.

See Note 11, "White Eagle Revolving Credit Facility", to the accompanying consolidated financial statements for further information.

Investment in Limited Partnership Events

In connection with the White Eagle Investment, the White Eagle Limited Partnership Agreement of White Eagle was amended and restated (the "A&R LPA") to provide for the issuance of the Class A, B and D limited partnership interests, and for funding of an "Advance Facility" to maintain reserves sufficient to fund premiums, certain operating expenses of White Eagle and certain minimum payments to Lamington as the holder of the Class B interest holders. Pursuant to the A&R LPA, holders of Class A interests are entitled to receive distributions on the amounts paid or contributed by them in relation to the Investment and funding of the Advance Facility after payment of premiums on the portfolio policies and other fees and expenses. The A&R LPA provides generally that holders of the Class A and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years, provided that, commencing after year three (3), such minimum payments will be utilize to satisfy the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distribution as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility) and to any indemnification payments, if any, due to such holders and related indemnified persons pursuant to the indemnities afforded them in and in relation to the A&R LPA, Subscription Agreement, Master Termination Agreement and related documents. As of the closing of the Investment, Lamington Bermuda resigned as manager of the portfolio and was replaced by Jade Mountain or an affiliate thereof.

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

On August 16, 2019, Lamington's capital contribution to White Eagle was an estimated fair value of approximately $138.2 million. The Company performed a valuation at November 30, 2019 resulting in a value of approximately $137.8 million.

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

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP Chapter 11 Cases were dismissed on November 25, 2019.

Critical Accounting Policies
Critical Accounting Estimates
The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility, the valuation of the investment in deconsolidated subsidiaries and the valuation of our equity investment in limited partnership have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

Fair Value Measurement Guidance
We follow ASC 820, Fair Value Measurements and Disclosures, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our investments in life insurance policies, investment in limited partnership and White Eagle Revolving Credit Facility debt are considered Level 3 as there is currently no active market where we are able to observe quoted prices for identical assets/liabilities and our valuation model incorporates significant inputs that are not observable. See Note 15,"Fair Value Measurements" to the accompanying consolidated financial statements for a discussion of our fair value measurement.

Fair Value Option

We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of its life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 9, "Life Settlements (Life Insurance Policies)" and Note 15, "Fair Value Measurements" of the notes to consolidated financial statements for further information.

We have elected to account for the investment in limited partnership using the fair value method. We calculate the fair value of the investment using a present value technique to estimate the fair value of the limited partnership investment. The most significant assumptions are the estimates of life expectancy of the insured for the life insurance policies that are held by the partnership, the stipulated rate of return by the Class A Holder of the partnership, repayment of advances made by the Class A holder on the Company's behalf, distributions to the Company and the discount rate. See Note 10, "Investment in Limited Partnership" and Note 15, "Fair Value Measurements" of the notes to consolidated financial statements for further information.

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
Income Recognition
Our primary sources of income are in the form of changes in fair value of life settlements and gains on life settlements, net. Our income recognition policies for these sources of income are as follows:

•
Changes in Fair Value of Life Settlements-When we acquire certain life insurance policies, we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statement of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities on the date we are in receipt of death notice or verified obituary of the insured. This income is the difference between the death benefits and fair values of the policy at the time of maturity.

•
Change in Fair Value of Investment in Limited Partnership - ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities requires that a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings. White Eagle previously valued its life settlement policies at fair value whose valuation are based on inputs that are both significant to the fair value measurement and unobservable. The Company now holds an equity investment of 27.5% in White Eagle whose only assets are these life settlement. Additionally, the investment includes a mezzanine financing which the Company assumed at closing which repayment by, and ultimate distributions to, the Company are based on a prescribed waterfall with a guaranteed 11% return to the majority owner partner. The Company recognizes income from monthly distribution from the limited partnership as prescribed by the Subscription Agreement.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("TCJA"). Effective for tax years beginning after December 31, 2017, under certain circumstances, Section 245A enacted by the TCJA eliminated U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also created a new tax on certain taxed foreign income under new Section 951A. Specifically, income earned in excess of a deemed return on tangible assets held by a controlled foreign corporation (such excess referred to as Global Intangible Low-Taxed Income ("GILTI") ) must now generally be included as U.S. taxable income on a current basis by its U.S. shareholders. Based on the Company’s life settlement assets held through Lamington’s ownership share in the WE Investment
, management expects the net income generated from these activities to qualify entirely as GILTI effective for its tax year beginning December 1, 2018. On January 10, 2018, the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For its reporting period ended December 31, 2017, the Company adopted an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.
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

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case and on November 25, 2019, the Bankruptcy Court entered an order and final decree closing both of the Lamington and WEGP chapter 11 cases.

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

Accounting Changes
Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2019, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. There was no material impact of adoption during the period.

Consolidated Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements.

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and have the Company cause its direct and indirect subsidiaries change their fiscal year ends, from December 31 to November 30, effective immediately. Our financial results for the fiscal year ended November 30, 2019 will cover the twelve months of transactions from December 1, 2018 to November 30, 2019, and are compared to the results of our previous fiscal year ended November 30, 2018 which covers the eleven months transition period from January 1, 2018 to November 30, 2018 and our previous twelve month year-end as of December 31, 2017.

Additionally, as a result of our subsidiaries' Chapter 11 Cases, Lamington's and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment. Therefore, our 2019 results are not comparable with 2018, and the post-petition results are not included in our consolidated results for the twelve months ended November 30, 2019 which ended August 16, 2019. The results of White Eagle represented the Company's core business, and although the results are deconsolidated, the Company will analyze significant activities for the deconsolidated subsidiaries up to the point of deemed closure of the bankruptcy case of August 16, 2019.

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case, and on November 25, 2019, the Bankruptcy Court entered an order and final decree closing both of the Lamington and WEGP chapter 11 cases.

Our results of operations are discussed below in three parts: (i) our consolidated results of continuing operations for 2019 compared to 2018 pre-petition date, (ii) our results of deconsolidated subsidiaries for 2019 up to August 16, 2019 compared to 2018 post-petition date, and (iii) our results of discontinued operations 2019 compared to 2018.

Results of Continuing Operations - Consolidated Subsidiaries

Twelve Months Ended November 30, 2019 Compared to Eleven Months Ended November 30, 2018
Net income from continuing operations for the twelve months ended November 30, 2019 was $16.9 million as compared to a loss of $169.9 million for the eleven months ended November 30, 2018. The following is our analysis of net income for the twelve months ended November 30, 2019 compared to eleven months ended November 30, 2018 (in thousands).

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
	2019	2018	Change	% Change
Income (loss)	$41,525	$(196,422)	$237,947	(121)%	increase
Expenses	20,900	(26,525)	47,425	(179)%	increase
Income tax provision (benefit)	3,766	45	3,721	8,269%	increase
Net income (loss)	$16,859	$(169,942)	$186,801	(110)%	increase

Income from continuing operations for the twelve months ended November 30, 2019 was significantly impacted by the reconsolidation of Lamington and related subsidiaries due to the closure of the Chapter 11 Cases on August 16, 2019 with the repayment and termination of the White Eagle Revolving Credit Facility.

Income for eleven months ended November 30, 2018 includes net gain on maturity of $53.3 million which is attributable to 20 policies maturity offset by a loss on the deconsolidation of Lamington and related subsidiaries. Income was significantly impacted by a negative change in fair value of life settlements as a result of changes made by the provider of life expectancy reports. This impact is approximately $124.0 million.

Historically, the Company procured the majority of its life expectancy reports from two life expectancy report providers (AVS Underwriting LLC and 21st Services, LLC) for valuation purposes and used an average or "blending," of the results of the two life expectancy reports to establish a composite mortality factor.

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

To account for the impact of the revisions by 21st Services and based off of market responses to the methodology change, the Company decided to lengthen the life expectancies, as furnished by 21st Services, by 9% as at November 30, 2018. The resulting impact was approximately $124.0 million reduction in the fair value of its life settlements.

Further, the Company decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. The Company's decision was based on a series of events leading up to the announcement on October 29, 2018, which included AVS' inability to furnish timely reports to allow the Company to blend the results to facilitate timely quarterly reporting. Market participants also expressed concerns regarding their inability to connect the new AVS model to past models. Effective November 2018, the Company discontinued its blending approach. The resulting impact was approximately $23.1 million reduction in the fair value of its life settlements.

Approximately $37.9 million included in income for the twelve months ended November 30, 2019 represents a gain upon reconsolidation on our investments in previously deconsolidated subsidiaries, compared to a loss of approximately $150.9 million for the eleven months ended November 30, 2018. The amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. At November 13, 2018, the pre-petition date, the Company valued its investment in Lamington to be $278.4 million, which was equivalent to the Company's book value. This valuation was determined by performing an internal fair value calculation of the assets and liabilities of Lamington under ASC 820, Fair Value Measurement. As a result of the Chapter 11 Cases, consistent with ASC 321, Investments - Equity Securities, the Company subsequently, measured its investment in Lamington at fair value as of November 30, 2018. Further, the Company engaged a third party to perform a quantitative assessment to determine the value of its investment in Lamington. The valuation report showed the fair value of the Company's investment in Lamington to be $128.8 million, which was $150.9 million lower than its pre-petition value. As a result, the Company recognized an impairment on its investment in Lamington at November 30, 2018, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The fair value of $128.8 million has inherent estimates including, but not limited to, when the Company will emerge from bankruptcy, the estimated discount rate, the value of the debt under the White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

On September 16, 2019, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP case were dismissed on November 25, 2019. However pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP, as well as White Eagle, as of August 17, 2019 was appropriate. The Company further evaluated its investment at August 16, 2019 and recognized a gain of approximately $37.9 million, which amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with gains incurred by Lamington for the period up to August 16, 2019 in considering the proceeds received through the transactions for the subscription agreement, the actual payoff of the White Eagle Revolving Credit Facility and all other third party claims.

Income for the twelve months ended November 30, 2019, includes approximately $1.7 million which represents distribution for investment in limited partnership. As a result of the White Eagle Investment, the Company receives minimum class B interest monthly distribution equal to (i) for each month commencing prior to the third anniversary of the Effective Date, the greater of $667,000 and 1/12th of 1.50% of the Net Asset Value as determined by the most recent valuation report obtained on or prior to such Distribution Date and (ii) for each month commencing on or after the third anniversary of the Effective Date and prior to the tenth anniversary of the Effective Date, the greater of $333,000 and 1/12th of 0.75% of the net asset value as determined by the most recent valuation report obtained on or prior to such Distribution Date. The amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

Total expenses from continuing operations for the twelve months ended November 30, 2019 were mainly comprised of interest on the 5% Convertible Notes of $5.1 million, $6.0 million on the 8.5% Senior Secured Notes and $93,000 on the 8.5% Convertible Notes.

Total expenses from continuing operations for the eleven months ended November 30, 2018 was positively impacted by change in fair of the White Eagle Revolving Credit Facility of approximately $70.9 million. The White Eagle Revolving Credit Facility incurred pre-petition gain, which was mainly attributable to the lengthening of the life expectancies furnished by 21st Services by 9% to determine the value of the life insurance policies pledged as collateral in the facility. This impacted the value of the debt by approximately $66.7 million. This amount is shown as a reduction to expenses on the statement of operations for the period ended November 30, 2018. Expense also included interest expense of approximately $22.8 million on the White Eagle Revolving Credit Facility; $4.6 million on the 5% Convertible Notes and $3.0 million on the 8.5% Senior Secured Notes.

Income for the twelve months ended November 30, 2019 was impacted by income tax expense of approximately $3.8 million.
See Note 21, "Income Taxes," to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
	2019	2018	Change	% Change
Change in fair value of life settlements	$(38)	$(46,879)	$46,841	(100)%	increase

During the eleven months ended November 30, 2018, 20 life insurance policies with face amounts totaling $93.4 million matured. The net gain of these maturities was $53.3 million and is recorded as a change in fair value of life settlements in the consolidated statements of operations for the eleven months ended November 30, 2018. All 20 of the matured polices had served as collateral under the White Eagle Revolving Credit Facility. Proceeds from maturities totaling $95.8 million were received during the eleven months ended November 30, 2018. Of this amount, approximately $76.6 million inclusive of approximately $7.8 million collected during the year ended December 31, 2017 were utilized to repay borrowings, interest and credit facility expenses under the White Eagle Revolving Credit Facility. There were no maturities for the consolidated entities for the twelve months ended November 30, 2019.

As noted above, the Company decided to lengthen the life expectancies as furnished by 21st Services, by 9% as at November 30, 2018. The resulting impact was approximately $124.0 million reduction in the fair value of its life settlements. Further, the Company decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes and the resulting impact was approximately $23.1 million reduction in the fair value of its life settlements.

Other items impacting the change in fair value include updated life expectancies procured by the Company in respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health increased, therefore, lengthening their life expectancies relative to the prior life expectancies.

As of November 30, 2019, we owned two policies with an estimated fair value of $1.3 million compared to two policies with a fair value of $1.2 million at November 30, 2018, an increase of $125,000. As of November 30, 2019, the aggregate death benefit of these life settlements was $12.0 million.

Of these two policies owned as of November 30, 2019, all were previously premium financed and are valued using discount rates that range from 13.25% to 15.25%.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
	2019	2018	Change	% Change
Interest expense	$11,220	$30,845	$(19,625)	(64)%	decrease
Change in fair value of Revolving Credit Facility	—	(70,900)	70,900	(100)%	increase
SG&A expenses	9,680	13,530	(3,850)	(28)%	decrease
Total Expense	$20,900	$(26,525)	$47,425	(179)%	increase

Interest expense (in thousands)

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$22,757	$(22,757)	(100)%	decrease
8.5% Convertible Notes	93	169	(76)	(45)%	decrease
5% Convertible Notes	5,072	4,563	509	11%	increase
8.5% Senior Secured Notes	6,043	3,004	3,039	101%	increase
Participation Interest - White Eagle Revolving Credit Facility	—	340	(340)	(100)%	decrease
Other	12	12	—	—%	decrease
Total Interest Expense	$11,220	$30,845	$(19,625)	(64)%	decrease

Outstanding debt as of November 30, 2019 included $75.8 million of 5% Senior Unsecured Convertible Notes and $47.6 million of 8.5% Senior Secured Notes.

The White Eagle Revolving Credit Facility interest expense shows a decrease of approximately $22.8 million for the eleven months ended November 30, 2018 which is attributable to the deconsolidation of subsidiaries.

The Company's outstanding debt increased by $11.4 million from $112.0 million at eleven months ended November 30, 2018 to $123.4 million for the twelve months ended November 30, 2019. The increase is a combination of the repayment of the 8.5% Convertible Notes of $1.2 million, offset by the issue of 8.5% Senior Notes of approximately $6.5 million and interest paid in kind of approximately $4.0 million.

Of the interest expense of $11.2 million for the twelve months ended November 30, 2019, approximately $5.1 million represents interest on the 5% Convertible Notes and $6.0 million represents interest on 8.5% Senior Secured Notes.

Interest expense on the 8.5% Senior Unsecured Convertible Notes totaled approximately $93,000, including $73,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, during the twelve months ended November 30, 2019. The note was repaid during the twelve months ended November 30, 2019.

The Company recorded $5.1 million of interest expense on the 5.0% Senior Unsecured Convertible Notes, including $3.8 million, $1.1 million and $165,000 from interest, amortization of debt discount and origination costs, respectively, during the twelve months ended November 30, 2019.
The Company recorded approximately $6.0 million of interest expense on the 8.5% Senior Secured Notes, which includes $4.9 million of interest, $468,000 of amortizing debt issuance costs and $594,000 of amortizing of debt discount respectively, during the twelve months ended November 30, 2019.
Of the interest expense of $30.8 million for the eleven months ended November 30, 2018, approximately $22.8 million represents interest paid on the White Eagle Revolving Credit Facility. The increase in interest expense resulted from an increase in the principal balance of the White Eagle Revolving Credit Facility at November 30, 2018. Interest expense also includes approximately $340,000 for participation interest on the Facility paid during the eleven months ended November 30, 2018.

Interest expense on the 8.5% Convertible Notes totaled $169,000, including $93,000, $66,000 and $10,000 from interest, amortizing debt discounts and origination costs, respectively during the eleven months ended November 30, 2018.

The Company recorded $4.6 million of interest expense on the New Convertible Notes, including $3.5 million, $947,000 and $140,000 from interest, amortization of debt discount and origination costs, respectively, during the eleven months ended November 30, 2018.

The Company recorded approximately $3.0 million of interest expense on the 8.5% Senior Secured Notes, which includes $2.8 million of interest and $244,000 of amortizing debt issuance costs, respectively, during the eleven months ended November 30, 2018.

See Notes 11, "White Eagle Revolving Credit Facility,", 12, "8.50% Senior Unsecured Convertible Notes," 13, "5% Senior Unsecured Convertible Notes, and 14, "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Change in fair value of the White Eagle Revolving Credit Facility (in thousands)

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
	2019	2018	Change	% Change
White Eagle Revolving Credit Facility	$—	$(70,900)	$70,900	(100)%	decrease

For the eleven months ended November 30, 2018, the White Eagle Revolving Credit Facility showed a gain of $70.9 million. This gain is attributable to a combination of offsetting factors as discussed below:

During the eleven months ended November 30, 2018, the fair value of the White Eagle Revolving Credit Facility was impacted by increased borrowings, the lengthening of life expectancies of certain insureds' underlying policies pledged under the White Eagle Revolving Credit Facility and a slight increase in the discount rate used to value the facility.

The White Eagle Revolving Credit Facility incurred pre-petition gain of approximately $70.9 million, which is mainly attributable to the lengthening the life expectancies as furnished by 21st Services by 9% to determine the value of the life insurance policies pledged as collateral in the facility. This impacted the value of the debt by approximately $66.7 million. This amount is shown as a reduction to expenses on the statement of operations for the period ended November 30, 2018.

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, general and administrative expenses (in thousands)

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
	2019	2018	Change	% Change
Personnel costs	$2,678	$2,707	$(29)	(1)%	decrease
Legal fees	2,935	3,052	(117)	(4)%	decrease
Professional fees	2,489	5,475	(2,986)	(55)%	decrease
Insurance	929	734	195	27%	increase
Other SG&A	649	1,562	(913)	(58)%	decrease
Total SG&A Expense	$9,680	$13,530	$(3,850)	(28)%	decrease

Significant decrease in SG&A expense was primarily a combination of an increase in insurance costs of $195,000 offset by a decrease in professional fees of $3.0 million, a decrease in other SG &A of $913,000 and a decrease in legal expense of $117,000.

Results of Operations for Deconsolidated Subsidiaries

Net loss from deconsolidated operations was $51.9 million for the period December 1, 2018 to August 16, 2019, compared to $61.1 million post-petition period November 14, 2018 to November 30, 2018 and comprise the below (in thousands):

	December 1, 2018 to August 16,	November 14, to November 30,
	2019	2018	Change	Change %
Income (loss)	$20,556	$(5,999)	$26,555	(443)%	increase
Expenses	72,412	55,098	17,314	31%	increase
Net income (loss)	$(51,856)	(61,097)	$9,241	(15)%	increase

Total income for the deconsolidated subsidiaries was $20.6 million and mainly comprised gain on maturity of $70.3 million which is attributable to the maturity of 18 policies, gain on sale of life settlement of approximately $21.3 million associated with the sale of the limited partnership interests of White Eagle, change in fair value gain of investment in limited partnership of approximately $15.4 million which is attributable to the pickup in value for the assets contributed at closing of the Subscription Agreement, offset by change in fair value of life settlements loss of approximately $16.8 million.

Expense of approximately $72.4 million was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately $17.1 million, interest expense of $28.3 million, reorganization cost of $14.0 million, loss on extinguishment of debt of approximately $7.4 million associated with the early repayment of the White Eagle Revolving Credit Facility, administrative services fees of $2.8 million, professional fees of $1.5 million and legal fees of $890,000.

Total income for the period November 14, 2018 to November 30, 2018 was a loss of $6.0 million and mainly comprised change in fair value of life settlements loss of approximately $6.0 million.

Expense was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately $53.6 million.

Change in fair value of life settlements - Deconsolidated Subsidiaries

	December 1, 2018 to August 16,	November 14, to November 30,
	2019	2018	Change	% Change
Change in fair value of life settlements	$(16,841)	$(6,034)	$(10,807)	179%	increase

During the twelve months ended November 30, 2019, our deconsolidated subsidiaries had maturities of 18 life insurance policies with face amounts totaling $100.4 million. The net gain of these maturities was $70.3 million and is recorded as a change in fair value of life settlements in the deconsolidated statements of operations for the twelve months ended November 30, 2019. Proceeds from maturities totaling $92.5 million were received during the twelve months ended November 30, 2019. Of the amount collected, approximately $17.8 million was received after August 16, 2019, the Transaction Date and was distributed to the consolidated entities on August 16, 2019. There were no maturities for the period November 14, 2018 to November 30, 2018.

On May 22, 2019, a settlement in the amount of $21.3 million was signed among Lincoln Benefit Life Company ("Lincoln Benefit"), White Eagle and Emergent Capital pursuant to which Lincoln Benefit, agreed to not to contest the 55 life insurance policies that are presently owned by White Eagle and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The settlements relates to six separate legal actions pertaining to the validity of certain policies held by White Eagle and receivables for maturities of life settlement totaling $39.1 million. The settlement of the litigation, was approved by the Bankruptcy Court in June 2019, and, as such the receivable for maturities of life settlement was adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements for the twelve months ended November 30, 2019.

Other items impacting the change in fair value include updated life expectancies procured by our deconsolidated subsidiaries with respect to the insureds' lives and maturities. The updated life expectancy reports implied that in aggregate, the insureds’ health improved, therefore, lengthening their life expectancies relative to the prior life expectancies.

On October 18, 2018, 21st Services, announced revisions to its underwriting methodology, which revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 9%. On October 29, 2018, AVS also announced revisions to its underwriting methodology without an estimated impact, which resulted in an average lengthening of the life expectancies by approximately 13%.

In November 2018, White Eagle decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes and will procure its life expectancy reports solely from 21st Services on a periodic basis and expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. Up to August 16, 2019, White Eagle received 326 updated life expectancy reports from 21st Services. These life expectancies reported an average lengthening of life expectancies of 23.45% based on this sample, which is significantly higher than the 9% impact first communicated by 21st Services and has significantly impacted the results for the twelve months ended November 30, 2019 by approximately $57.6 million.

As of November 30, 2018, White Eagle owned 586 policies with an estimated fair value of $505.2 million with an aggregate death benefit of these life settlements of $2.8 billion. All 586 policies were pledged as collateral for the White Eagle

Revolving Credit Facility. The Company also recorded a $27.7 million receivable for maturity of life settlements at November 30, 2018 relating to policies pledged as collateral the White Eagle Revolving Credit Facility.

Of these 586 policies owned as of November 30, 2018, 512 were previously premium financed and are valued using discount rates that range from 12.25% - 19.25%. The remaining 74 policies are valued using discount rates that range from 12.25% - 13.75%.

See Note 15 "Fair Value Measurements" to the accompanying consolidated financial statements for further information.

Change in fair value of investment in limited partnership

	Period ended August 16,	November 14, to November 30,
	2019	2018	Change	% Change
Change in fair value of investment in limited partnership	$15,352	$—	$15,352	100%	increase

On August 16, 2019, Lamington's capital contribution to White Eagle comprised the fair value of the life settlement assets based on the purchaser's valuation. The Company performed a fair value calculation to include various factors impacting the waterfall distribution as dictated by the Subscription Agreement, including but not limited to amounts advanced for the Class D Shares, the funding of the premium reserves on the Company's behalf and the expected return on the Class A Shares of 11%. The Company determined that the fair value was approximately $138.2 million which resulted in a change in fair value gain of approximately $15.4 million at August 16, 2019.

Change in fair value of White Eagle Revolving Credit Facility

	Period ended August 16,	November 14, to November 30,
	2019	2018	Change	% Change
Change in fair value of White Eagle Revolving Credit Facility	$17,094	$53,613	$(36,519)	(68)%	decrease

For the twelve months ended November 30, 2019, the White Eagle Revolving Credit Facility incurred a loss of approximately $17.1 million which is mainly attributable the early repayment of the White Eagle Revolving Credit Facility.

The White Eagle Revolving Credit Facility incurred a loss of approximately $53.6 million, for the period November 14, 2018 to November 30, 2018, which is mainly attributable to assumptions incorporated due to the Chapter 11 filing of the entity. This amount is shown as an increase to White Eagle Credit Facility's expenses on the statement of operations for the period ended November 30, 2018. Outstanding principal under the White Eagle Credit Facility at November 30, 2018 was $363.8 million of outstanding principal.

The White Eagle Revolving Credit Facility was valued at November 30, 2018 using discount rates of 23.27%.
Refer to Note 3 "Deconsolidation of Subsidiaries", Note 4 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 5 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Continuing Operations
Eleven Months Ended November 30, 2018 Compared to Twelve Months Ended December 31, 2017
Net loss from continuing operations for the eleven months ended November 30, 2018 was $169.9 million as compared to a loss of $3.2 million for the twelve months ended December 31, 2017. The following is our analysis of net loss for the eleven months ended November 30, 2018 compared to twelve months ended December 31, 2017 (in thousands).

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
Income	$(196,422)	$51,873	$(248,295)	(479)%	decrease
Expenses	(26,525)	55,111	(81,636)	(148)%	decrease
Income tax (benefit) provision	45	—	45	100%	increase
Net loss	$(169,942)	$(3,238)	$(166,704)	5,148%	increase

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

Approximately $150.9 million included in income represents impairment of our investment in deconsolidated subsidiaries. At November 13, 2018, the pre-petition date, the Company valued its investment in Lamington to be$278.4 million, which is equivalent to the Company's book value. This valuation was determined by performing an internal fair value calculation of the assets and liabilities of Lamington under ASC 820, Fair Value Measurement. As a result of the Chapter 11 Cases, consistent with ASC 321, Investments - Equity Securities, the Company subsequently, measured its investment in Lamington at fair value as of November 30, 2018. Further, the Company engaged a third party to perform a quantitative assessment to determine the value of its investment in Lamington. The valuation report showed the fair value of the Company's investment in Lamington to be $128.8 million, which is $150.9 million lower than its pre-petition value. As a result, the Company recognized an impairment on its investment in Lamington at November 30, 2018, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The fair value of $128.8 million has inherent estimates including, but not limited to, when the Company will emerge from bankruptcy, the estimated discount rate, the value of the debt under the White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

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

Further, the Company decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. The Company's decision was based on a series of events leading up to the announcement on October 29, 2018, which includes AVS inability to furnish timely reports to allow the Company to blend the results to facilitate timely quarterly reporting. Market participants have expressed concerns regarding their inability to connect the new AVS model to past model. Effective November 30, 2018, the Company discontinued its blending approach. The resulting impact is approximately $23.1 million reduction in the fair value of its life settlements.

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

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements.

Expenses (in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
Interest expense	$30,845	$32,797	$(1,952)	(6)%	decrease
Extinguishment of Senior Notes	—	2,018	(2,018)	(100)%	decrease
Change in fair value of Revolving Credit Facilities	(70,900)	4,501	(75,401)	(1,675)%	increase
SG&A expenses	13,530	15,795	(2,265)	(14)%	decrease
Total Expense	$(26,525)	$55,111	$(81,636)	(148)%	decrease

Interest expense (in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
White Eagle Revolving Credit Facility	$22,757	$16,819	$5,938	35%	increase
8.5% Convertible Notes	169	9,206	(9,037)	(98)%	decrease
15% Senior Secured Notes	—	2,784	(2,784)	(100)%	decrease
5% Convertible Notes	4,563	2,107	2,456	117%	increase
8.5% Senior Secured Notes	3,004	1,370	1,634	119%	increase
Participation Interest - White Eagle Revolving Credit Facility	340	467	(127)	(27)%	decrease
Other	12	44	(32)	(73)%	decrease
Total Interest Expense	$30,845	$32,797	$(1,952)	(6)%	decrease

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

See Notes 11, "White Eagle Revolving Credit Facility," ," 12, "8.50% Senior Unsecured Convertible ," 13, "5% Senior Unsecured Convertible," and 14, "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

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

Change in fair value of the Revolving Credit Facilities (in thousands)

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

See Note 15, "Fair Value Measurements," to the accompanying consolidated financial statements.

Selling, General and Administrative Expenses (in thousands)

	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2018	2017	Change	% Change
Personnel costs	$2,707	$5,070	$(2,363)	(47)%	decrease
Legal fees	3,052	3,721	(669)	(18)%	decrease
Professional fees	5,475	4,445	1,030	23%	increase
Insurance	734	783	(49)	(6)%	decrease
Other SG&A	1,562	1,776	(214)	(12)%	decrease
Total SG&A Expense	$13,530	$15,795	$(2,265)	(14)%	decrease

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

Results of Discontinued Operations

2019 Compared to 2018

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
	2019	2018	Change	% Change
Change in fair value of investment in affiliates	$(2,384)	$—	$(2,384)	100%	increase
Other income	—	17	(17)	(100)%	decrease
	(2,384)	17	(2,401)
Total expenses	(21)	46	(67)	(146)%	decrease
Loss before income taxes	(2,363)	(29)	(2,334)	8,048%	increase
Income tax benefit	—	—	—	—%	decrease
Net loss, net of income taxes	$(2,363)	$(29)	$(2,334)	8,048%	increase

Net income from our discontinued structured settlement operations for the twelve months ended November 30, 2019 was a loss of approximately $2.4 million as compared to a net loss of $29,000 for the eleven months ended November 30, 2018. Total income from our discontinued structured settlement operations was $2.4 million compared to $17,000 for the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively. Income for fiscal 2019 was negatively impacted by change in fair value of investment in affiliates of approximately $2.4 million. This investment was held by our structured settlement subsidiary whose primary activities were discontinued in 2013 with the sale of the structured settlement assets and this investment in affiliates was the only portion remaining. The remaining $2.4 million was written off as a result of ongoing restructuring plans in the fourth quarter of fiscal 2019, the Company decided not to continue to pursue this line of investment.

Total expenses from our discontinued structured settlement operations were income of $21,000 for the twelve months ended November 30, 2019 compared to expense of $46,000 incurred during the eleven months ended November 30, 2018.
2018 Compared to 2017

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
	2018	2017	Change	% Change
Total income (loss)	17	33	$(16)	(48)%	decrease
Total expenses	46	304	(258)	(85)%	decrease
Net income (loss), net of income taxes	$(29)	$(271)	$242	(89)%	decrease

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

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our 5% Convertible Notes, 8.5% Senior Secured Notes and other financing arrangements.

Previously the payment of premiums to maintain the life insurance policies we owned represented our most significant requirement for cash disbursement. On a quarterly basis, we calculated the minimum premium payments required to maintain the policies in-force. Over time, as an insured ages, the relevant premium payments will increase. Nevertheless, the probability we will actually be required to pay the premium decreases as mortality becomes more likely. In addition to premiums, we incurred policy servicing costs, including updated medical records, updated life expectancies and securities intermediaries' fees; in most cases, these amounts were determined by the number of policies we owned. The majority of these costs relates to the policies previously pledged as collateral under the White Eagle Revolving Credit Facility with the termination of such facility and the sale of 72.5% of the ownership interests in the holder of the assets, the Company's exposure to these risks has been significantly reduced.

Additionally, on December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies and hence no future obligation for premium payments.

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $291.5 million as of November 30, 2019. This amount include $14.5 million of net income for the twelve months ended November 30, 2019 for which $37.9 million relates to gain on change in fair value on the investment in deconsolidated subsidiaries as a result of the resolution of their emergence from bankruptcy. Cash flows used in operating activities were $12.4 million for the twelve months ended November 30, 2019 and $41.2 million for the eleven months ended November 30, 2018. As of November 30, 2019, we had approximately $24.3 million of cash and cash equivalents and certificates of deposit of $511,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle and cash on hand.

As of the filing date of this Form 10-K, we had approximately $22.2 million of cash and cash equivalents inclusive of certificates of deposit of $513,000. In considering our forecast for the next twelve months with the current cash balance as of the filing of this Form 10-K, the Company has sufficient resources to meet its liquidity needs for the foreseeable future.

For the twelve months ended November 30, 2019, we paid $70.0 million in premiums to maintain our policies in force in our consolidated and deconsolidated subsidiaries. Of this amount, $69.8 million was paid by White Eagle through its pre-petition borrowings and maturity proceeds.

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

The following table illustrates the total amount of face value of life insurance policies owned up to August 16, 2019, the date of the WE Investment, the trailing 12- months of life insurance policy maturities realized and premiums paid on our portfolio. The trailing 12-month maturities/premium coverage ratio indicates the ratio of policy maturities realized to premiums paid over the trailing 12-month period from our portfolio of life insurance policies.

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

See Note 11, "White Eagle Revolving Credit Facility," of the notes to the accompanying consolidated financial statements.

8.50% Senior Unsecured Convertible Notes

At November 30, 2019, no principal amount of the Company’s 8.50% Senior Unsecured Convertible Notes due 2019 (the “Convertible Notes”) was outstanding.

For a description of the Convertible Notes see Note 12, "8.50% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statement.

5.0% Senior Unsecured Convertible Notes

At November 30, 2019, there was $75.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 (the "New Convertible Notes" or "5% Convertible Notes") outstanding. For a description of the New Convertible Notes see Note 12, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements for further information.

In July 2017, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to the New Convertible Note Indenture. The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provides, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

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

On December 11, 2019 the Company redeemed $8.0 million principal amount of the 5.0% Convertible Notes in exchange for cash consideration of $4.8 million inclusive of unpaid interest. Upon such redemption, the Convertible Notes were surrendered and canceled.

8.5% Senior Secured Notes

At November 30, 2019, there was $47.6 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 14, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

In July 2017, the Note Purchase Investors and the Senior Secured Note Holders representing 100% of the aggregate outstanding principal amount of the Company’s 15.0% Senior Secured Notes entered into the Note Purchase Agreement. Pursuant to the Note Purchase Agreement, the Note Purchase Investors purchased 100% of the 15% Senior Secured Notes held by each Senior Secured Note Holder for an aggregate purchase price equal to the face amount of such purchased 15.0% Senior Secured Notes. The Note Purchase Agreement contained customary representations, warranties, and covenants.

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

On January 10, 2018, the Company dissolved Red Falcon Trust, an indirect subsidiary of the Company ("Red Falcon").  On the same date, the Company also commenced the process of appointing a liquidator to liquidate Blue Heron Designated Activity Company, a direct subsidiary of the Company ("Blue Heron").  The completion of liquidation formalities of Blue Heron under Irish law is took several months. Both Red Falcon and Blue Heron were inactive subsidiaries of the Company.

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

At November 30, 2019, the outstanding principal of the 8.5% Senior Secured Notes was $47.6 million with a carrying value of $45.7 million, net of unamortized debt issuance cost of $362,000.

Cash Flows
The following table summarizes our cash flows, which includes both continuing and discontinued operations, from operating, investing and financing activities for the year ended November 30, 2019, the eleven months ended November 30, 2018 and the year ended December 31, 2017 (in thousands):

	Twelve Months Ended November 30,	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2019	2018	2017
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(12,380)	$(41,225)	$(34,847)
Investing activities	30,172	(17,425)	(37,566)
Financing activities	5,282	28,592	92,362
(Decrease)/increase in cash and cash equivalents	$23,074	$(30,058)	$19,949

Operating Activities

During the twelve months ended November 30, 2019, operating activities used cash of $12.4 million. Our net income of $14.5 million was adjusted for the following: change in fair value of investment in deconsolidated subsidiaries of approximately $37.9 million, attributable to the reconsolidation of Lamington and its subsidiaries gain due to the resolutions Chapter 11 Cases up to August 16, 2019, change in fair value of investment in affiliates of approximately $2.4 million, change in fair value of investment in limited partnership gain of approximately $1.4 million, interest paid in kind on 8.5% Senior Secured Notes of approximately $4.0 million, amortization of discount and deferred cost for the 5% Convertible Notes of $1.3 million, amortization of discount and deferred cost for the 8.5% Senior Secured Notes of $1.1 million, amortization of discount and deferred cost for the 8.5% Convertible Notes of $21,000, stock based compensation of $375,000, and a net positive change in the components of operating assets and liabilities of $2.9 million. This $2.9 million change in operating assets and liabilities is partially attributable to a $168,000 decrease in other liabilities, a $835,000 decrease in accounts payable and accrued expenses, offset by a $3.2 million increase in current tax liabilities, a $226,000 increase in interest payable on the 8.5% Senior Secured Noted and a $516,000 increase in prepaid and other assets.

During the eleven months ended November 30, 2018, operating activities used cash of $41.2 million. Our net loss of $170.0 million was adjusted for the following: change in fair value of investment in deconsolidated subsidiaries of approximately $150.9 million, attributable to the deconsolidation of Lamington and its subsidiaries due to the Chapter 11 cases, White Eagle Revolving Credit Facility financing costs and fees of $927,000, which represent fees associated with the White Eagle Revolving Credit Facility withheld by the lender and added to the outstanding loan balance, amortization of discount and deferred cost for the 5% Convertible Notes of $1.1 million, amortization of discount of deferred cost for the 8.5% Senior Secured Notes of $244,000, amortization of discount and deferred cost for the 8.5% Convertible Notes of $76,000, stock based compensation of $562,000, change in fair value of life settlement gains of $46.9 million that is mainly attributable to maturities of 20 policies, change in fair value of White Eagle Revolving Credit Facility gain of $70.9 million that is mainly attributable to increased borrowings, the lengthening of life expectancies of certain insureds underlying policies pledged as collateral in the facility and an increase in the discount rates, and a net negative change in the components of operating assets and liabilities of $10,000. This $10,000 change in operating assets and liabilities is partially attributable to a $316,000 decrease in interest payable on the 5.0% Convertible Notes, a $1.0 million decrease in other liabilities, offset by a $877,000 increase in accounts payable and accrued expenses, and a $496,000 increase in interest payable on the 8.5% Senior Secured Noted.

Investing Activities

Net cash used in investing activities for the twelve months ended November 30, 2019 was $30.2 million. This includes $17.8 million in proceeds from maturity of life settlement, $10.9 million in cash from consolidated of subsidiaries that were previously deconsolidated due to the Chapter 11 Cases and $1.7 million in distribution from investment in limited partnership, offset by $163,000 for premiums paid on life settlements.

Net cash used in investing activities for the eleven months ended November 30, 2018 was $17.4 million and included proceeds of $90.8 million from maturity of 20 life settlements and $516,000 for certificates of deposit. This was offset by $78.7 million for premiums paid on life settlements and $30.0 million in deconsolidation of subsidiaries cash.

Financing Activities

Net cash provided by financing activities for the twelve months ended November 30, 2019 was $5.3 million resulted from proceeds from the issue of 8.5% Senior Secured Notes of approximately $6.5 million offset by repayment of outstanding principal under the 8.5% Convertible Notes of approximately $1.2 million.

Net cash provided by financing activities for the eleven months ended November 30, 2018 was $28.6 million and included $81.3 million of borrowings from the White Eagle Revolving Credit Facility offset by $52.7 million in repayment of borrowings under the White Eagle Revolving Credit Facility.
Contractual Obligations
The following table summarizes our contractual obligations as of November 30, 2019 (in thousands):

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Operating leases	$217	$217	$—	$—	$—
Interest payable	1,971	1,971	—	—	—
8.5% Senior Secured Notes	47,600	—	47,600	—	—
5% Senior Unsecured Convertible Notes	75,837	—	—	75,837	—
	$125,625	$2,188	$47,600	$75,837	$—

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

Off-Balance Sheet Arrangements
At November 30, 2019, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of November 30, 2019, we did not hold a material amount of financial instruments for trading purposes.
Credit Risk
Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade.
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of November 30, 2019:

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100.0%	100.0%	Aa3	AA
Interest Rate Risk
At November 30, 2019, fluctuations in interest rates did not impact interest expense in the life finance business.
We earn income on the changes in fair value of the life insurance policies we own. However, if the fair value of the life insurance policies we own decreases, we record this reduction as a loss.

As of November 30, 2019, we owned two life settlements with a fair value of $1.3 million. However, these policies were disposed of subsequent to the year end.
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

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of November 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including to the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended November 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page F-2 is incorporated herein by reference.

Item 9B. Other Information

PART III
Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS
Our Articles of Incorporation provide that our Board is to be comprised of a minimum of three (3) and a maximum of fifteen (15) directors, as determined from time to time in accordance with our Bylaws. Currently, our Board consists of nine (9) directors.
The table below provides information about our current directors. Each director serves for a one-year term and until his successors is elected and qualified.

Name	Age	Position
Patrick J. Curry	54	Chief Executive Officer and Chairman of the Board
Patrick T. Brennan	44	Director
Matthew Epstein	37	Director
Matthew D. Houk	38	Director
James Hua	37	Director
Robert Knapp	53	Director
Roy J. Patterson	36	Director
Joseph E. Sarachek	58	Director
James G. Wolf	64	Director

Set forth below is a brief description of the business experience of each of our directors.
Patrick J. Curry

Mr. Curry became a member of our Board in July 2017 (the "Recapitalization"). In addition to serving as our Chief Executive Officer, Mr. Curry currently serves as the President and Chief Executive Officer of PJC Investments, LLC. Previously, from 1997 to 2003, Mr. Curry served as Executive Vice President and a director of Central Freight Lines, Inc. From 1994 to 1997, Mr. Curry was the President and Chief Executive Officer of Universal Express Limited, LLC. From 1991 to 1993, Mr. Curry served as President and Chief Executive Officer of Lortex, Inc. Prior to these roles, Mr. Curry was also a licensed stock and bond broker for Legg Mason Wood Walker, Inc. and a financial analyst for Hercules Aerospace, Inc. Mr. Curry has previous experience in investing in entities in the life settlement business. Mr. Curry is designated as a nominee to our Board pursuant to the Board Designation Agreement (the "Investors Agreement") among the Company, PJC Investors, LLC ("PJC") and JSARCo, LLC ("JSARCo" and, with PJC, the "Investors") in connection with our 2017 recapitalization. Subject to the terms and conditions set forth in such agreement, the Investors shall have the right to designate to the Board at each meeting of the Company’s shareholders at which the election of directors is to be considered (x) three directors, one of whom shall be designated pursuant to the Opal Sheppard Agreement while that agreement is in effect, so long as the Investors, together with any affiliates, collectively hold at least 30% of the outstanding shares of Common Stock, (y) two directors so long as the Investors, together with any affiliates, collectively hold at least 20% but less than 30% of the outstanding shares of Common Stock, and (z) one director so long as the Investors, together with any affiliates, collectively hold at least 10% but less than 20% of the outstanding shares of Common Stock.
Patrick T. Brennan
Mr. Brennan became a member of the Board in December 2018. Mr. Brennan is the founder and portfolio manager, since 2015, of Brennan Asset Management, LLC (BAM), a Registered Investment Advisory firm based in Napa, CA, which utilizes a concentrated value investing strategy. Prior to founding Brennan Asset Management, Mr. Brennan managed portfolios and led research efforts at two value investing firms in California: Hutchinson Capital Management, from 2013 to 2014, and RBO & Co., from 2009 to 2012. Previously, Mr. Brennan worked at Mark Boyar & Company, where he led the firm’s research team and helped manage assets across individual portfolios, institutional accounts and a mutual fund. Mr. Brennan also worked for six years in investment banking and equity research with Deutsche Bank, CIBC World Markets and William Blair & Company covering financial services, media and telecom and business services. Mr. Brennan graduated summa cum laude from the University of Notre Dame with a degree in economics and was inducted into Phi Beta Kappa.
Matthew Epstein
Mr. Epstein became a member of the Board in July 2017. Mr. Epstein currently serves as Assistant Portfolio Manager for Evermore Global Advisors, LLC, an investment management firm. Previously, from 2005 to 2014, Mr. Epstein worked at W.R. Huff Asset management, LLC, most recently serving as Senior Analyst. Mr. Epstein has Bachelor of Science degrees in Finance and International Business from New York University and an MBA from Columbia University. Mr. Epstein is a CFA Charter holder. Mr. Epstein is designated as a nominee to our Board pursuant to the Board Designation Agreement (the "Evermore Agreement") between the Company and Evermore Global Advisors, LLC ("Evermore") in connection with the Recapitalization. Subject to the terms and conditions set forth in such agreement, Evermore shall have the right to designate one director to the Board at each meeting of the Company’s shareholders at which the election of directors is to be considered so long as Evermore, together with investors identified in the Evermore Agreement, holds at least 9,375,000 shares of Common Stock.

Matthew D. Houk
Mr. Houk became a member of the Board in December 2018. Mr. Houk has served since 2008 in various capacities, including most recently as Portfolio Manager and Research Analyst, for Horizon Kinetics LLC ("Horizon"), an investment management firm, where he is involved in the identification, analysis, and monitoring of certain investment opportunities for Horizon. Mr. Houk is also a Co-Portfolio Manager for several registered investment companies at Horizon. Mr. Houk also serves as the Co-Chairman, Co-Chief Executive Officer and Chief Financial Officer of Winland Holdings Corporation, a diversified holding company focused on environmental monitoring solutions that trades on the OTC Pink® marketplace under the symbol WELX. Previously, from 2005 to 2008, Mr. Houk was with Goldman, Sachs & Co., a global investment banking, securities and investment management firm. Mr. Houk has a B.A. in Economics and Political Science from Yale University.

James Hua
Mr. Hua became a member of the Board in July 2017. Mr. Hua currently serves as Portfolio Manager for Opal Advisors and as Chief Investment Officer for Sheppard Wealth Management. Previously, from 2011 to 2012, Mr. Hua served as Investment Analyst for Freestone Capital. From 2009 to 2011, Mr. Hua served as Controller of Liberty Capital. Mr. Hua has a Bachelor of Arts in Business Administration with a concentration in Accounting from the University of Washington. Mr. Hua is designated as a nominee to our Board pursuant to the Board Designation Agreement (the "Opal Sheppard Agreement") between the Company and Opal Sheppard Opportunities Fund I LP ("Opal Sheppard") in connection with the Recapitalization. Subject to the terms and conditions set forth in such agreement, Opal Sheppard shall have the right to designate one director to the Board at each meeting of the Company’s shareholders at which the election of directors is to be considered so long as (x) the Investors have the right to designate three directors to the Board and (y) Opal Sheppard, together with any affiliates, collectively holds at least $525,000 principal amount of the Company’s 8.5% senior secured notes due 2021 (the "Senior Notes").

Robert Knapp
Mr. Knapp became a member of the Board in July 2017. Mr. Knapp is the Founder and CIO of Ironsides Partners LLC, a Boston based investment manager specializing in closed-end funds, holding companies, and asset value investing generally. Ironsides and related entities serve as the manager and general partner to various funds and managed accounts for institutional clients. Mr. Knapp is an independent, non-executive director of several investment-related companies, including Castle Private Equity AG (SWX: CPEN) based in Switzerland, the Pacific Alliance Asia Opportunity Fund and Pacific Alliance Group Asset Management Ltd., based in Hong Kong, and was formerly a director of MPC Containerships (OSX: MPCC NO) based in Oslo. Mr. Knapp is also a principal and director of Africa Opportunity Partners Limited ("AOP"), a Cayman Islands company that serves as the investment manager to Africa Opportunity Fund Limited ("AOF"), a closed-end investment company incorporated in the Cayman Islands that trades on the London Stock Exchange. Mr. Knapp serves on the Board of Directors of AOF. Mr. Knapp also serves as a member of the Board of Managers of Veracity Worldwide LLC. In addition to his directorships named above, Mr. Knapp serves as a director of the Massachusetts Eye and Ear Infirmary, and is a Trustee of the Children’s School of Science and the Sea Education Association, both of Woods Hole, MA. Prior to founding Ironsides, Mr. Knapp was a managing director for over ten years with Millennium Partners, based in New York. Mr. Knapp is designated as a nominee to our Board pursuant to the Board Designation Agreement (the "Ironsides Agreement") between the Company and Ironsides P Fund L.P.

and Ironsides Partners Special Situations Master Fund II L.P. (together, "Ironsides") in connection with the Recapitalization. Subject to the terms and conditions set forth in such agreement, Ironsides shall have the right to designate one director to the Board at each meeting of the Company’s shareholders at which the election of directors is to be considered so long as Ironsides, together with any affiliates, collectively holds at least $4.5 million principal amount of the Senior Notes.

Roy J. Patterson
Mr. Patterson became a member of the Board in October 2017. Mr. Patterson has been the Managing Member of River City Management LLC since 2019 where he has responsibility for investment decisions and asset allocation. Prior to that, Mr. Patterson managed a private investment company for eight years where he was primarily responsible for alternative investments. Mr. Patterson served as an Analyst from 2009 to 2011 for a lower middle market private equity firm as a member of the deal team evaluating a wide spectrum of industries and business models, executing transactions, and overseeing portfolio companies. From 2007 to 2009, Mr. Patterson served as an Associate and Vice President for a boutique investment bank where he was a member of a deal team and actively participated in all aspects of sourcing and executing transactions.

Joseph E. Sarachek
Mr. Sarachek became a member of the Board in July 2017. Mr. Sarachek is the principal of Triax Capital Advisors, which he founded in 2011, and is currently the principal and manager of TopCo 1, LLC, which is the manager of JSARCo. Prior to forming Triax, Mr. Sarachek worked for Balfour Investors, an investment firm focused on bankruptcies and turnarounds and, prior to that, was a partner at the law firm of McDermott Will & Emery. He is an attorney and investment professional with considerable experience in the trading of privately held distressed debt and in restructuring cases. He first published on trading in claims almost 30 years ago and has lectured at Harvard Business School, Harvard Law School, Cornell University, the American Bankruptcy Institute, and the Turnaround Management Association. Mr. Sarachek has a J.D. from New York Law School and a B.S. in Economics & Public Policy from Cornell University. Mr. Sarachek is a director of Kominox, a Korean experimental cancer research corporation. Mr. Sarachek is designated as a nominee to our Board pursuant to the Investors Agreement. Subject to the terms and conditions set forth in such agreement, the Investors shall have the right to designate to the Board at each meeting of the Company’s shareholders at which the election of directors is to be considered (x) three directors, one of whom shall be designated pursuant to the Opal Sheppard Agreement while that agreement is in effect, so long as the Investors, together with any affiliates, collectively hold at least 30% of the outstanding shares of Common Stock, (y) two directors so long as the Investors, together with any affiliates, collectively hold at least 20% but less than 30% of the outstanding shares of Common Stock, and (z) one director so long as the Investors, together with any affiliates, collectively hold at least 10% but less than 20% of the outstanding shares of Common Stock.

James G. Wolf
Mr. Wolf became a member of the Board in February 2019. Mr. Wolf was most recently a Managing Director with Houlihan Lokey from 2017 - 2018 and was a Managing Director at BVA Group from 2016 - 2017. However, he spent most of his career at Ernst & Young, LLP, from which he retired in 2015 after 30 years as a Principal in EY’s Transaction Advisory Services - Valuation, Modeling and Economic after have served in various capacities including advising on matters surrounding valuations for transactions, strategic alternatives, financial reporting, tax, litigation and regulatory matters. Mr. Wolf led the Fairness Opinion Practice and was Managing Partner of EY’s Center for Strategic Transactions. His sector experience at Ernst & Young included a lifetime specialty in financial services, especially insurance and asset management, as well as chemicals, consumer and industrial, construction, automotive, and business services. Prior to EY, he was a VP in a bank trust department and an investment analyst reporting directly to the CFO of a multi-line insurance company. Mr. Wolf is a director of HemaCare Corp. (OTC Pink: HEMA). Mr. Wolf received a B.B.A. in finance from the University of Notre Dame and an MBA from the University of Texas at Austin. He holds the CFA designation.

EXECUTIVE OFFICERS
Set forth below is information regarding the Company’s current executive officers who are not also directors. There are no family relationships among any of our current directors or executive officers.

Miriam Martinez	Senior Vice President, Chief Financial Officer and Secretary
Age: 63	Executive Officer Since: 2012

Ms. Martinez has served as our Senior Vice President and Chief Financial Officer since October of 2016, and as Secretary since September 2017. Prior to that, she was our Senior Vice President of Finance and Operations from September 2010 until October 2016. She primarily oversees the day to day financial, accounting and human resource activities of the Company. Ms. Martinez joined the Company in September 2010 prior to our initial public offering. From the period of 2006 to February 2010, Ms. Martinez served as Regional President and Chief Financial Officer of Qimonda N.A. a U.S. subsidiary of a German memory chip manufacturer. From 2000 to 2006, Ms. Martinez was Chief Financial Officer of Infineon N.A., a U.S. subsidiary of a German-based global semiconductor company. Ms. Martinez has also held executive positions at Siemens and White Oak Semiconductor, a joint venture between Siemens and Motorola. Ms. Martinez has a Bachelor of Accounting degree from Pace University and an MBA from Nova University. She has also completed the Siemens Executive MBA Program with Duke University.

Harvey Werblowsky	Vice President, Chief Legal Officer and General Counsel
Age: 72	Executive Officer Since: 2017

Mr. Werblowsky has served as our Vice President, Chief Legal Officer and General Counsel since October of 2017. Prior to that, from 2008 to 2017, he served as co-portfolio manager of Hamilton Capital LLC. Prior to that, he was Of Counsel to Weiss Zarett Brofman Sonnenklar & Levy, P.C. and, previously, a partner at McDermott Will & Emery, representing public and private healthcare companies, hospitals, and physician groups in various corporate, litigation and regulatory matters. Before entering private practice, Mr. Werblowsky served as senior counsel to the Office of the Inspector General at the U.S. Department of Health and Human Services, as Deputy Attorney General for the State of New Jersey and as Deputy Attorney General for the State of New York.

CORPORATE GOVERNANCE
The Board of Directors
The Board is presently comprised of nine (9) directors. Our common stock is listed on the OTCQX Tier of the OTC Markets Group, Inc. ("OTCQX"). The OTCQX does not have any director independence standards. Pursuant to the regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, we have adopted the definition of independent director as described under Rule 303A.02 of the New York Stock Exchange ("NYSE"). Our Board has determined that eight (8) directors are independent under the rules of the NYSE. The independent directors are Patrick T. Brennan, Matthew Epstein, Matthew D. Houk, James Hua, Robert Knapp, Roy J. Patterson, Joseph E. Sarachek and James G. Wolf. The Board has set the number of directors at nine (9).
Board Leadership Structure and Role in Risk Oversight
The Board is responsible for the overall stewardship of the Company. The Board discharges this responsibility directly and indirectly through delegation of specific responsibilities to its committees, the Chairman of the Board and officers of the Company. The Board has established three standing committees to assist with its responsibilities: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.
The Company’s Bylaws require the Board to elect a Chair, who presides at the meetings of the Board. If the Chair is an employee of the Company, the Company’s Bylaws require the Board to elect a Lead Director as well, who presides at executive sessions of our independent directors. Mr. Curry, our Chief Executive Officer, is currently the Chair of the Board, and Mr. Sarachek, a non-employee director, is currently the Lead Director. We believe our current leadership structure is the optimal structure for us at this time and recognize that different board leadership structures may be appropriate in different situations.
The Board recognizes the importance of appropriate oversight of potential business risks in running a successful operation and meeting its fiduciary obligations to our business and our shareholders. While our senior executives, including the Chief Executive Officer and Chief Financial Officer, are responsible for the day-to-day assessment and management of business risks, the Board maintains responsibility for creating an appropriate culture of risk management and setting a proper "tone at the top". In this role, the Board, directly and through its committees, takes an active role in overseeing our aggregate risk potential and in assisting our executives with addressing specific risks, including competitive, legal, regulatory, operational and financial risks. The Board does not believe that its role in the oversight of the Company’s risks affects the Board’s leadership structure. Previously, the Board had a standing Strategic Risk Oversight Committee that was responsible for reviewing actions proposed and taken by management in any areas of strategic risk as deemed appropriate by such committee;

and  reviewing other areas of material risk, including litigation, as appropriate or as requested by the Board. The Board has determined that it, as a whole, should handle such oversight going forward, and such committee has been disbanded.
Majority Voting Policy
Directors are elected by a plurality of votes cast by shares entitled to vote at each Annual Meeting. However, our Board has adopted a "majority voting policy." Under this policy, any nominee for director in an uncontested election who receives a greater number of votes "withheld" from his or her election than votes “for” such election is required to tender his or her resignation following certification of the shareholder vote. The Corporate Governance and Nominating Committee will promptly consider the tendered resignation and make a recommendation to the Board whether to accept or reject the resignation.
Factors that the Corporate Governance and Nominating Committee and Board will consider under this policy may include:

•	the stated reasons, if any, why votes were withheld from the director and whether those reasons can be cured;

•	the director’s length of service, qualifications and contributions as a director;

•	OTCQX listing requirements; and

•	our Corporate Governance Guidelines.
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
Resignation Tendered In Advance
Our Bylaws provide that, as a condition to being nominated to the Board or re-nominated for continued service on the Board, the director or director nominee must sign and deliver to the Board an irrevocable letter of resignation. The letter will be deemed tendered upon its acceptance by a majority of the disinterested members of the Board after a finding that, in connection with the performance of the director’s duties to the Company, the director either substantially participated in a breach of fiduciary duty arising from a material violation of a United States federal or state law or a regulation, or recklessly disregarded his or her duty to exercise reasonable oversight.
Board Committee Composition
Each of the standing committees maintains a written charter detailing its authority and responsibilities. These charters are reviewed and updated periodically as legislative and regulatory developments and business circumstances warrant. These committee charters are available on our website at www.emergentcapital.com in the Investors/Newsroom section, under the Corporate Governance tab. Certain of our corporate governance policies continue to refer to and generally apply listing rules of the NYSE. On January 24, 2017, we filed a Form 25 with the Securities and Exchange Commission formally delisting our common stock from the NYSE. Since then, our common stock has continued trading, first on the OTCQB Tier of the OTC Markets Group, Inc. and, since May 29, 2018, on the OTCQX. References to NYSE and the NYSE listing rules in this Proxy Statement or our corporate governance policies do not imply any connection to the NYSE or any prospect that our common stock will commence trading on the NYSE in the future.

Name	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Patrick T. Brennan	X
Matthew Epstein	X	X	CHAIR
Matthew D. Houk
James Hua	CHAIR
Robert Knapp
Roy Patterson		X	X
Joseph Sarachek		CHAIR	X
James G. Wolf	X
The following table sets forth the membership of the Board’s committees at November 30, 2019:

Meetings

The Board and the standing committees met and acted by unanimous written consent as follows during the fiscal year ended November 30, 2019:

Name	Number of Meetings
Board of Directors	19
Audit Committee	4
Compensation Committee	4
Corporate Governance and Nominating Committee	4

The non-management directors also meet routinely in executive session in connection with regular meetings of the Board.
Currently, we do not maintain a formal policy regarding director attendance at the Annual Meeting of Shareholders; however, it is expected that absent compelling circumstances directors will attend. During fiscal year 2019, each director then serving attended at least 75% of the board meetings and meetings of committees on which the director served.
The Audit Committee
The Audit Committee consists of Messrs. Hua, Epstein, Brennan and Wolf with Mr. Hua serving as chair. Our Board has determined that each of Mr. Hua and Mr. Epstein qualifies as an audit committee financial expert as defined under the rules of the SEC, and all Audit Committee members are independent under the applicable listing standards of the NYSE and applicable rules of the SEC. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements.
The Audit Committee has sole authority for the appointment, compensation and oversight of the work of our independent registered public accounting firm, and responsibility for reviewing and discussing with management and our independent registered public accounting firm our audited consolidated financial statements included in our Annual Report on Form 10-K, our interim financial statements and our earnings press releases. The Audit Committee also reviews the independence and quality control procedures of our independent registered public accounting firm, reviews management’s assessment of the effectiveness of internal controls, discusses with management the Company’s policies with respect to risk assessment and risk management and reviews the adequacy of its charter on an annual basis.
The Compensation Committee
The Compensation Committee consists of Messrs. Sarachek, Epstein and Patterson, with Mr. Sarachek serving as chair. Our Board has determined that all Compensation Committee members are independent under the applicable listing standards of the NYSE and applicable rules of the SEC. The Compensation Committee establishes, administers and reviews our policies, programs and procedures for compensating our executive officers and directors.
The Compensation Committee is generally responsible for: (a) assisting our Board in fulfilling its fiduciary duties with respect to the oversight of the Company’s compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation; (b) reviewing the adequacy of the Compensation Committee Charter on an annual basis; (c) evaluating the Chief Executive Officer’s performance in light of corporate goals and objectives relevant to compensation; (d) reviewing the performance of the Company’s executive officers and determining and approving such executive officers’ compensation; (e) making recommendations to the Board with respect to incentive-compensation plans and equity-based plans; (f) administering the Company’s equity compensation plans, and granting awards under such plans; (g) overseeing the administration of the Company’s employee benefit plans; (h) overseeing regulatory compliance with respect to compensation matters; and (i) reviewing and approving employment or severance arrangements with senior management.
The Compensation Committee has in prior years considered the potential effects of Section 162(m) of the Internal Revenue Code (the "Code") on compensation matters, and will continue to do so with respect to outstanding grandfathered awards made prior to 2018, when amendments to the Code eliminated the availability of the performance-based compensation exemption component of Section 162(m) for future grants. For a discussion of the Compensation Committee’s processes and procedures for considering and determining compensation for our executive officers, please see the "Compensation Discussion and Analysis" section below.
The Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee (the "CGN Committee") consists of Messrs. Epstein, Patterson and Sarachek, with Mr. Epstein serving as chair.
The CGN Committee is responsible for: (a) developing and recommending corporate governance principles and procedures applicable to our board and employees; (b) recommending committee composition and assignments; (c) overseeing periodic self-evaluations by the board, its committees, individual directors and management with respect to their respective performance; (d) identifying individuals qualified to become directors; (e) recommending director nominees; (f) assisting in board succession planning; (g) recommending whether incumbent directors should be nominated for re-election to our board; and (h) reviewing the adequacy of its charter on an annual basis.
The CGN Committee considered whether to engage a third party to assist in the oversight of the evaluations under the CGN Committee’s purview and, based on the Company’s present circumstances, believes that the Company and its shareholders are currently best served without engaging a third party.
Selection and Evaluation of Director Candidates
In searching for qualified director candidates for election to the Board and to fill vacancies on the Board, the CGN Committee may solicit current directors for the names of potentially qualified candidates and may ask directors to pursue their own business contacts for the names of potentially qualified candidates. The CGN Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates and will consider suggestions from shareholders for nominees for election as directors and evaluate such suggested nominees on the same terms as candidates identified by directors, outside advisors or search firms selected by the CGN Committee. The CGN Committee and the Board have not established a formal policy with regard to the consideration of director candidates recommended by shareholders. This is due to the following factors: (i) the limited number of such recommendations, (ii) the need to evaluate such recommendations on a case-by-case basis, and (iii) the expectation that recommendations from shareholders would be considered in the same manner as recommendations by a director or an officer of the Company.
Any shareholder who wishes to recommend a candidate to the CGN Committee for consideration as a director nominee should provide the Company with the following information: (a) the suggested candidate’s biographical data (including business experience, service on other boards, and academic credentials), (b) all transactions and relationships, if any, between the recommending shareholder or such candidate, on the one hand, and the Company or its management, on the other hand, as well as any relationships or arrangements, if any, between the recommending shareholder and the candidate and any other transactions or relationships of which the Board should be aware in order to evaluate such candidate’s potential independence as a director, (c) details of whether the candidate or the recommending shareholder is involved in any on-going litigation adverse to the Company or is associated with an entity which is engaged in such litigation and (d) whether the candidate or any company for which the candidate serves or has served as an officer or director is, or has been, the subject of any bankruptcy, SEC or criminal proceedings or investigations, any civil proceedings or investigations related to fraud, accounting or financial misconduct, or any other material civil proceedings or investigations. The notice must also contain a written consent confirming the candidate’s (a) consent to be nominated and named in the Company’s proxy statement and, if elected, to serve as a director of the Company and (b) agreement to be interviewed by the CGN Committee and submit additional information if requested to do so. This information should be delivered to the Company sufficiently in advance of the Company’s annual meeting to permit the CGN Committee to complete its review in a timely fashion.

The Board and the CGN Committee have not established a formal policy on the consideration of diversity in director candidates. The CGN Committee selects nominees on the basis of their character, expertise, sound judgment, ability to make independent analytical inquiries, business experience, understanding of the Company’s business environment, ability to make time commitments to the Company, demonstrated teamwork and the ability to bring unique and diverse perspectives and understandings to the Board. These criteria center on finding candidates who have the highest level of integrity, are financially literate, have motivation and sufficient time to devote themselves to Company matters and who have skills that complement the skills and knowledge of the current directors.
Once potential candidates are identified, the CGN Committee reviews the backgrounds of those candidates, conducts interviews of candidates and establishes a list of final candidates. To the extent practical, final candidates are then to be interviewed by each member of the CGN Committee, the Chair of the Board and the Chief Executive Officer. Reasonable efforts are made to have all remaining directors interview final candidates.
Under the Company’s Bylaws, a shareholder may propose a director candidate for nomination at the 2020 annual meeting if the shareholder delivers the proposal to the Company on or before December 3, 2018. Please see “Other Matters-Shareholder Proposals for the 2020 Annual Meeting.”

Report of the Audit Committee
The primary purpose of the Audit Committee is to assist the Board of Directors’ oversight of the integrity of the Company’s financial statements, the qualifications, independence and performance of the Company’s independent registered public accounting firm and the performance of the Company’s internal controls and procedures.
In addition to fulfilling its responsibilities as set forth in its charter and further described above in "Corporate Governance-Board Committees and Meetings-The Audit Committee," the Audit Committee has reviewed the Company’s audited financial statements for fiscal year 2019. Discussions about the Company’s audited financial statements included its independent registered public accounting firm’s judgments about the quality, not just the acceptability, of the Company’s accounting principles and underlying estimates used in its financial statements, as well as other matters, as required by audit standards and by our Audit Committee Charter. In conjunction with the specific activities performed by the Audit Committee in its oversight role, it issued the following report:

1.	The Audit Committee has reviewed and discussed the audited financial statements as of and for the year ended November 30, 2018 with the Company’s management.

2.
The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, adopted by the Public Company Accounting Oversight Board (the "PCAOB") as then modified or supplemented.

3.
The Audit Committee has received from the independent registered public accounting firm the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accounting firm’s communications with the Audit Committee concerning independence, and the Audit Committee has discussed with the independent registered public accounting firm their independence from the Company.

Based on the review and discussions referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10K for the fiscal year ended November 30, 2019 for filing with the SEC.

James Hua (Chair)
Matthew Epstein
Patrick Brennan
James Wolf

Communications with the Board
Any interested party wishing to communicate with the Board, the non-management directors or a specific Board member, may do so by writing to the Board, the non-management directors or the particular Board member, and delivering the communication in person or mailing it to: Emergent Capital, Inc., 5355 Town Center Road, Suite 701, Boca Raton, Florida 33486, Attention: Secretary. Communications will be distributed to specific Board members as requested by the shareholder in the communication. If addressed generally to the Board, communications may be distributed to specific members of the Board as appropriate, depending on the material outlined in the communication. For example, if a communication relates to accounting, internal accounting controls or auditing matters, the communication will be forwarded to the Chair of the Audit Committee unless otherwise specified. The Company will forward all such communications, unless the communication is clearly of a marketing nature or is unduly hostile, threatening, illegal or similarly inappropriate.
Code of Ethics
Our Board has adopted Corporate Governance Guidelines, including a Code of Ethics for our directors, officers and employees. Copies of the Corporate Governance Guidelines and Code of Ethics are available on the Company’s website at www.emergentcapital.com in the Investors/Newsroom section, under the Corporate Governance tab. The Company will post amendments to or waivers from the Code of Ethics to the extent applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer on its website.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and greater than 10% shareholders file reports of ownership and changes of ownership of common stock with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of copies of Forms 3, 4 or 5 filed by with the Commission, other than as described below, the Company believes that during and with respect to the fiscal year ended November 30, 2019, its officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements. Mr. Sarachek filed one Form 4 late to disclose one transaction and Mr. Patterson filed one Form 4 late to disclose one transaction.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Overview
This section describes the objectives and components of our 2019 executive compensation program for named executive officers. Our named executive officers, or NEOs, for 2019 were:

•	Patrick J. Curry, our Chairman and Chief Executive Officer;

•	Miriam Martinez, our Chief Financial Officer and Secretary;

•	Harvey Werblowsky, our Vice President, Chief Legal Officer and General Counsel; and

•	Jack Simony, our former Vice President and Chief Investment Officer.
Executive Summary
Prior to the Recapitalization the Committee continued a pay-for-performance program emphasizing executive share ownership that provided competitive rewards for executives based on:

•	effective deployment of capital and further refinement of the Company’s business model;

•	continued improvement in expense and cash management; and

•	resolution of certain legal and regulatory issues.

Since the Recapitalization, the Committee has modified the pay program to be more aligned with (1) the dynamic environment within which the executive team must deliver results and (2) the increased importance of leadership continuity as the Company transitions its business model. The above principles continue to serve as an overall foundation for linking rewards to performance. For 2019, the Committee translated the principles into specified financial, operational, and individual objectives for the Annual Bonus Plan. Actual results relative to 2019 financial and operational goals were mixed, in part because exogenous events and factors required the leadership team to redirect its focus on other urgent matters, including the bankruptcies of three of Emergent Capital’s subsidiaries and the WE Investment.

Pay was delivered by a market competitive annual base salary and a bonus earned based on Company goals achievement and individual executive performance contributions. The Committee determined 2019 bonus amounts based on their formal informed judgment of the contributions of each executive and the overall Company performance to goals. There was no bonus payment during 2019 pursuant to this program. However, retention payments and certain extended benefits were awarded to our some of our NEOs in recognition of their contributions to consummating the WE Investment. Specifically, toward the end of or shortly after the end of fiscal 2019, Ms. Martinez, Mr. Werblowsky and Mr. Simony received retention payments of $700,000, $500,000 and $1.0 million, respectively. After the end of fiscal 2019, Mr. Curry received a bonus in recognition of his ongoing work for the Company, consisting of: (i) $400,000 in cash, payable promptly after the grant, and 1,000,000 shares of restricted common stock of Emergent, vesting in thirds upon the first three anniversaries of the grant date, (ii) up to $300,000 in cash, as determined by the Compensation Committee, payable upon the consummation of the Company’s contemplated restructuring (the "Restructuring"), and (iii) up to $300,000 in cash, as determined by the Compensation Committee, if the Company effects the Restructuring at least $600,000 under the budget for such Restructuring that is approved by the Board within 45 days of the date hereof, measured as of 30 days after the date of the Restructuring. See "Employment Agreements - Named Executive Officers" below.

The Company did not utilize equity as an award vehicle for NEOs in 2019.
Compensation Philosophy
The primary objective of our compensation programs and policies is to attract, retain and motivate employees whose knowledge, skills and performance are critical to our success. We believe that compensation is unique to each individual, and that it should reflect individual leadership, performance and also company results. We believe, given the nature of our business and the very small employee base required, this is best achieved through individual determination by our chief executive officer based on objective performance results as well as discretionary and subjective factors relevant to the particular named executive officer. In the instance of our chief executive officer’s compensation, this assessment is best performed by the Compensation Committee.

Determination of Compensation Awards
The Compensation Committee has the primary authority to determine and approve the compensation awards available for the Company’s executive officers. The Compensation Committee is charged with reviewing executive officer compensation policies and practices and making recommendations to the full Board of Directors to ensure adherence to our compensation philosophies and to ensure that the total compensation paid to our NEOs is fair, reasonable and competitive, taking into account the Company’s performance as well as the individual performance, level of expertise and experience of our NEOs, as determined by the Compensation Committee based upon the judgment of its members. The Compensation Committee also determines salary increases for each of the NEOs, reflecting their relative skills and responsibilities, individual performance, and leadership roles within the Company.
In making compensation determinations, the Compensation Committee considers recommendations from its independent compensation consultant, as appropriate. The Compensation Committee also considers the chief executive officer’s assessment of the performance of executive officers other than himself as well as the Chief Executive Officer’s recommendations regarding base salaries and annual bonus awards. The Compensation Committee evaluates the performance of our executive officers annually, including the chief executive officer, based on enterprise-wide financial and non-financial results, individual achievements, leadership and other factors the Compensation Committee’s members determine to be appropriate. The chief executive officer generally attends Compensation Committee meetings, but is not present during executive sessions of the Compensation Committee at which his performance and compensation are discussed. Other members of senior management may also attend meetings at the Compensation Committee’s request, for example, to provide reports and information on agenda topics. The Compensation Committee has not established a peer group for compensation purposes.
Stock Ownership Guidelines
In 2014, the Company adopted a policy whereby each non-employee director is required to own common stock or common stock equivalents, including restricted stock, at least equal in acquisition basis to, or a fair market value of, $100,000 within five years of when the director joined the Board. For purposes of the ownership guidelines, unexercised stock options are not counted towards the ownership guidelines, and shares held jointly by a director and his or her spouse and shares held by an investment entity with which a director is affiliated are counted toward the ownership guidelines. The Company does not currently have similar ownership guidelines in effect for executive officers.
Use of Compensation Consultants
During the fall of 2018, the Compensation Committee undertook an evaluation its independent executive compensation consulting advisory needs and to select an advisor for assisting the Compensation Committee in its executive compensation oversight duties. After a formal process of reviewing multiple candidates, the Compensation Committee selected Aon Consulting, Inc. as its independent advisor to the Compensation Committee for 2019 and thereafter, subject to the discretion of the Compensation Committee.
Aon Consulting reports solely to the Compensation Committee. As such, the Compensation Committee has the sole authority to direct all of Aon Consulting’s activities and relationship related to Emergent Capital. This includes the power to terminate or replace any compensation consultant and to authorize payment of fees to any compensation consultant. From time to time, the Compensation Committee may direct Aon Consulting to work with members of Emergent Capital’s management to obtain information necessary for it to form its recommendations and evaluate management’s recommendations. Aon Consulting is expected to attend the Compensation Committee’s regular meetings, with the Committee Chair and other members of the Compensation Committee outside of regular meetings as requested by the Compensation Committee.
Aon Consulting, Inc. provides no services to and earns no fees from the Company outside of its engagement with the Compensation Committee. The Compensation Committee determined that Aon Consulting is independent from management based upon the consideration of relevant factors, including the following:

•	Aon Consulting does not provide any services to the Company except advisory services to the Committee;

•	Aon Consulting has and adheres to policies and procedures that are designed to prevent conflicts of interest;

•
Aon Consulting and its employees who provide services to the Compensation Committee do not have any business or personal relationship with any member of the Committee or any executive officer of the Company;

•	Aon Consulting’s employees providing services to the Committee do not own any stock of the Company; and

•	Aon’s revenue exceeds $10.0 billion; revenue for future advisory services will be tiny fraction of Aon’s revenue, insufficient to have any impact on the Aon’s overall results.

Compensation Elements and Committee Actions
We compensated our NEOs for 2019 through base salary and cash awards in the form of an annual cash bonus and various broad-based benefits provided to employees generally. The Company maintains a shareholder-approved 2010 Omnibus Incentive Plan (the "Plan"), which allows for the award of equity to NEOs and other employees.
Base Salaries. Annual base salaries compensate our NEOs for performing their functional duties with us. We believe base salaries should be competitive based upon an NEO’s scope of responsibilities, the market compensation of similarly situated executives, and the relative talent of the individual officer. When establishing base salary for an executive, we also consider other factors such as internal consistency and, for new hires, salary paid by a former employer. In 2017, upon the Recapitalization, the Committee set salaries for each of the Company's executive officers. As a result, and after considering additional data from its compensation consultant, the Compensation Committee set the salary for Mr. Curry at $335,000. In addition, Ms. Martinez’s annual salary was reduced from $352,229 to $275,000. The remaining NEOs recruited to the Company upon or shortly after the Recapitalization had salaries determined commensurate with the criteria above, as also described in the Summary Compensation Table, below. Additional NEO annual salaries are as follows: Mr. Werblowsky, $250,000 and Mr. Simony, $275,000. No salary adjustments were made for NEO for 2018, so salaries set upon the Recapitalization were the annual salaries payable to NEOs for 2019.
Annual Cash Bonus. Beginning in 2014, the Committee established a pay-for-performance program that included an annual cash bonus for NEOs and other key management based on company and individual performance during the fiscal year performance period. For 2019 no amounts were earned by any executive under the annual cash bonus based on an assessment of individual leadership and performance and Company results. The determination was based on an informed assessment, made by the Compensation Committee, of the Company’s performance relative to established financial and operational goals and each NEO’s individual objectives and actual contributions. The program is intended to serve to motivate higher of performance by recognizing individual and team contributions while sharing in overall Company results. Following the Recapitalization, the bonus plan was modified to provide the Compensation Committee with a set of performance goals and performance categories as a foundation for evaluating performance.
Equity-Based Awards. The Company maintains an equity plan for key management, including our NEOs. The program is intended to be an important part of providing an attractive and competitive total pay opportunity for our NEOs, and also to provide an ownership interest in the Company. As indicated before, no equity awards were made to Named Executive Officers for 2019.
Retirement Benefits. We provide retirement benefits to our employees through the opportunity to participate in our 401(k) savings plan. We believe the 401(k) savings plan provides an important benefit to assist our employees and executives in long-term personal financial planning, improving their personal financial security and their relationship with the Company. We believe a 401(k) plan is necessary in constructing an overall compensation program that is competitive with other employers and helps us attract prospective employees. We have historically not made any contributions or otherwise matched any employee contributions to the 401(k) plan. We do not provide any supplemental executive retirement benefits or other non-qualified deferred compensation arrangements for our executives.
Other Benefits and Executive Perquisites. We also provide certain other customary benefits to our employees, including the NEOs, which are intended to be part of a competitive compensation program. These benefits, which are offered to all full-time employees, include medical, dental, life and disability insurance as well as paid leave during the year.

Advisory Vote on Executive Compensation

The Company conducted its advisory vote on executive compensation last year at its 2019 Annual Meeting. While this vote was not binding on the Company, its Board of Directors or its Compensation Committee, the Company believes that it is important for its shareholders to have an opportunity to vote on this proposal on an annual basis as a means to express their views regarding the Company’s executive compensation philosophy, the Company’s compensation policies and programs, and the Company’s decisions regarding executive compensation, all as disclosed in this proxy statement. The Company’s Board of Directors and its Compensation Committee value the opinions of its shareholders and, to the extent there is any significant vote against the compensation of the Named Executives as disclosed in the proxy statement, the Company will consider its shareholders’ concerns and the Compensation Committee will evaluate whether any actions are necessary to address those concerns.

At the 2019 Annual Meeting, 97% of the votes cast on the advisory vote on executive compensation proposal (Item 2) were in favor of the named executive compensation as disclosed in the proxy statement, and as a result our named executive compensation was approved. The Board of Directors and Compensation Committee reviewed these final vote results and determined that, given the level of support, no changes to our executive compensation policies and decisions were necessary at this time based on the vote results.

The Company has determined that its shareholders should vote on a say-on-pay proposal each year, consistent with the preference expressed by its stockholders at the 2019 Annual Meeting.
Employment Agreements and Retention Arrangements
We believe that employment agreements with executives are appropriate in many instances to ensure clarity and improve trust in the employment relationship, and to provide the Company with non-compete/non-solicitation protective covenants on the part of its executive officers. We do not have any general policies regarding the use of employment agreements. The Company expects that from time to time it may enter into employment agreements with employees, including NEOs, whether at the time of hire or thereafter. Since the formation of the Committee, the Committee has reviewed and approved all NEO employment agreements and severance agreements prior to execution.
The employment agreements with our NEOs are discussed in more detail under "Executive Compensation-Employment Agreements."
Accounting and Tax Implications
The accounting and tax treatment of particular forms of compensation has not, historically, materially affected our compensation decisions. We have in prior years reviewed the potential effect of Section 162(m) of the Code and will continue to do so with respect to outstanding grandfathered awards made prior to 2018, when amendments to the Code eliminated the availability of the performance-based compensation exemption component of Section 162(m) for future grants.
Risk Management Implications of Executive Compensation
In connection with its oversight of compensation related risks, the Compensation Committee and management annually evaluate whether our Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our Company. We believe the structure of our current bonus program mitigates risks by avoiding employees placing undue emphasis on any particular performance metric at the expense of other aspects of our business. Further, a substantial portion of our executive incentives are in the form of equity and, coupled with ownership and share retention guidelines, provides further incentive for long-term value creation and prudent risk-taking. We believe our employee and executive assessment process is well aligned with creating long-term value and does not create an incentive for excessive risk taking or unusual pressure on any single operating measure. For 2019, the Compensation Committee determined that our compensation programs do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this proxy statement, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Joseph Sarachek (Chair)
Matthew Epstein
Roy Patterson

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

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
The following table summarizes the compensation earned by our NEOs for the fiscal years ending December 31, 2017, November 2018 and November 30, 2019 (as applicable).

Name and Title	Year	Salary	Bonus	Restricted Stock (1)	Retention	Total
Patrick J. Curry (2)	2019	$330,000	$—	$—	$—	$330,000
Chief Executive Officer	2018	$304,615	$—	$—	$—	$304,615
	2017	$114,231	$—	$—	$—	$114,231

Miriam Martinez (3)	2019	$275,000	$—	$—	$466,666	$741,666
SVP, Chief Financial Officer & Secretary	2018	$255,331	$27,500	$—	$—	$282,831
	2017	$349,811	$25,000	$190,000	$—	$564,811

Harvey Werblowsky (4)
Vice President, Chief Legal Officer & General Counsel	2019	$250,000	$—	$—	$333,333	$583,333
	2018	$230,769	$25,000	$—	$—	$255,769
	2017	$38,462	$—	$185,000	$—	$223,462

Jack Simony (5)
VP & CIO	2019	$275,000	$—	$—	$666,667	$941,667
	2018	$253,846	$—	$—	$—	$253,846
	2017	$42,308	$—	$370,000	$—	$412,308

1.
Represents the grant date fair value of restricted stock awards computed in accordance with FASB ASC 718. 2017 Awards are based on a fair market value on the date of grant of $0.40. Ms. Martinez’s 2017 award vested 50% on December 21 of each of 2018 and 2019, in each case contingent upon continued service by the executive. Awards for Messrs. Werblowsky and Simony vested 50% on October 29 of each of 2018 and 2019.

2.	Mr. Curry became Interim Chief Executive Officer on August 15, 2017 and Chief Executive Officer on October 25, 2017.

3.	Ms. Martinez's salary was reduced to $275,000 from$352,229 effective January 1, 2018. Ms. Martinez has served as Chief Financial Officer since May 7, 2016 and as Secretary since September 25, 2017.

4.	Mr. Werblowsky began employment with the Company on October 30, 2017.

5.	Mr. Simony began employment with the Company on October 30, 2017 and terminated his employment on February 7, 2020.

GRANTS OF PLAN-BASED AWARDS
No grants of plan-based awards were made to NEOs during fiscal year 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2019
The following table shows outstanding equity awards at November 30, 2019:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Miriam Martinez (1)					250,000	$27,500
	45,000		$6.94	6/6/2020

1.	Ms. Martinez’s stock award was granted December 22, 2017 and vests 50% on December 21 of each of 2018 and 2019.

Fiscal Year 2019 Option Exercises and Stock Vested
The following table shows the vesting of restricted stock units for NEOs during fiscal year 2019. No NEOs had any other type of award vest or become exercised during fiscal year 2019.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)(1)
Miriam Martinez	250,000	$49,625
Harvey Werblowsky	250,000	$59,000
Jack Simony	500,000	$118,000

1.	Calculated by multiplying the number of shares acquired on vesting by market value of the shares on the vesting date using the closing market price of Company stock on the vesting date.

EMPLOYMENT AGREEMENTS
Named Executive Officers
Miriam Martinez
Effective as of January 1, 2014, Ms. Martinez entered into an employment agreement with the Company (the "2014 Martinez Agreement"). The 2014 Martinez Agreement had an initial term of three years with one-year renewal periods thereafter unless either party to an Employment Agreement provided a non-renewal notice at least 60 days prior to the end of the applicable term. The 2014 Martinez Agreement provided for an initial base salary of $298,000, subject to upward adjustment at the discretion of the Board from time to time. Ms. Martinez was also eligible to receive a cash bonus each year with a target value of 40% of her then-base salary and a maximum value of 80% of her then-base salary. In addition, she was entitled to participate in the Company’s long term incentive plan and any other benefit plan, and perquisite programs adopted by the Company.
The 2014 Martinez Agreement provided that, upon termination of employment by the Company without cause or by the officer for good reason, in addition to accrued benefits, Ms. Martinez would be entitled to receive a pro-rated portion of the bonus for the year in which she was terminated and a severance payment equal to one year of her then-base salary. Following a change of control, upon termination of employment by the Company without cause or by the officer for good reason, in addition to accrued benefits, she would be entitled to receive a lump-sum severance payment consisting of the pro-rated portion of the bonus for the year in which she was terminated and two-times her then-base salary. In either case, unless she was entitled to receive coverage from a new employer, Ms. Martinez would be reimbursed for the cost of continuation coverage of group health insurance for a maximum of twelve months.
The 2014 Martinez Agreement permitted us to terminate Ms. Martinez for "cause" if she (i) failed, neglected, or refused to perform the lawful employment duties related to her position or as from time to time was assigned to her (other than due to disability); (ii) committed any willful, intentional, or negligent act having the effect of materially injuring the interest, business, or reputation of the Company; (iii) violated or failed to comply in any material respect with the Company’s published rules, regulations, or policies, as in effect or amended from time to time; (iv) committed an act constituting a felony or misdemeanor involving moral turpitude, fraud, theft, or dishonesty; (v) misappropriated or embezzled any property of the Company; or (vi) breached any material provision of the employment agreement or any other applicable confidentiality, non-compete, non-solicit, general release, covenant not-to-sue, or other agreement with the Company.

Ms. Martinez was subject to non-competition and non-solicitation covenants that expire twelve months after termination of employment. The 2014 Martinez Agreement includes a provision that allowed us to reduce Ms. Martinez’s severance payments and any other payments to which they become entitled as a result of our change in control to the extent needed for the executive to avoid paying an excise tax under Internal Revenue Code Section 280G.
In 2016, the Committee approved the renewal of the 2014 Martinez Agreement effective January 1, 2017 for an additional Initial Term of three years.
On March 13, 2018, Imperial Finance and Trading, Inc., a wholly-owned subsidiary of the Company ("Imperial"), entered into a new employment agreement with Ms. Martinez (the "2018 Martinez Agreement"), pursuant to which Ms. Martinez will continue to serve as our Senior Vice President and Chief Financial Officer. The term of the Martinez Agreement commenced on March 13, 2018 and continues for one year, with automatic one-year extensions unless (x) either Ms. Martinez or Imperial gives written notice not to extend at least sixty (60) days’ prior to the end of the then-current term or (y) Ms. Martinez’s employment is terminated in accordance with the terms of the 2018 Martinez Agreement. The 2018 Martinez Agreement supersedes the 2014 Martinez Agreement.
Pursuant to the Martinez Agreement, Ms. Martinez will receive an annual base salary of $275,000 subject to reviews and increases by the Board. Ms. Martinez may receive an annual bonus at the determination of the Board based on Company performance with goals to be established annually by the Board or as otherwise determined by the Board. The 2018 Martinez Agreement further provides that Ms. Martinez is entitled to participate in all benefit plans provided to executives of the Company. If Imperial terminates Ms. Martinez’s employment without cause or she resigns with Good Reason (as defined in the Martinez Agreement), the 2018 Martinez Agreement provides that she will be entitled to receive her base salary or $352,229, whichever is greater, through the twelve (12) months following such termination (the "Martinez Severance Period") as well as any bonus earned but not yet paid. If Ms. Martinez resigns for good reason, she will also be entitled to have Imperial continue to pay its portion of healthcare premiums for plans in which she is participating immediately prior to the termination through the Martinez Severance Period. If such termination or resignation occurs within two years after a change in control (as defined in the 2018 Martinez Agreement), then in lieu of receiving his base salary as described above, Ms. Martinez would be entitled to receive (i) accrued vacation days, (ii) a lump sum payment equal to the sum of two times her then base salary, (iii) a portion of her bonus prorated through the termination date that would be due to her when bonus payments are otherwise made for the year in which the termination occurs, (iv) any unpaid portion of a bonus for the year preceding the termination, and (v) reimbursement of COBRA healthcare costs through the Martinez Severance Period.
Jack Simony
On March 13, 2018, Imperial entered into an employment agreement with Jack Simony (the "Simony Agreement"), pursuant to which Mr. Simony will continue to serve as Vice President and Chief Investment Officer of the Company. The term of the Simony Agreement commenced on March 13, 2018 and continues for one year, with automatic one-year extensions unless (x) either Mr. Simony or Imperial gives written notice not to extend at least sixty (60) days’ prior to the end of the then-current term or (y) Mr. Simony’s employment is terminated in accordance with the terms of the Simony Agreement. Pursuant to the Simony Agreement, Mr. Simony will receive an annual base salary of $275,000.
The Simony Agreement further provides that Mr. Simony is entitled to participate in all benefit plans provided to executives of the Company. If Imperial terminates Mr. Simony’s employment without cause or he resigns with Good Reason (as defined in the Simony Agreement), the Simony Agreement provides that he will be entitled to receive his base salary through the six (6) months following such termination (the "Simony Severance Period") as well as any incentive bonus that has been declared or awarded to him for a prior fiscal year but has not yet been paid. If Mr. Simony resigns for good reason, he will also be entitled to have Imperial continue to pay its portion of healthcare premiums for plans in which he is participating immediately prior to the termination through the Simony Severance Period.
Harvey Werblowsky
On March 13, 2018, Imperial entered into an employment agreement with Harvey Werblowsky (the "Werblowsky Agreement"), pursuant to which Mr. Werblowsky will continue to serve as Vice President, Chief Legal Officer and General Counsel of the Company. The term of the Werblowsky Agreement commenced on March 13, 2018 and continues for one year, with automatic one-year extensions unless (x) either Mr. Werblowsky or Imperial gives written notice not to extend at least sixty (60) days’ prior to the end of the then-current term or (y) Mr. Werblowsky’s employment is terminated in accordance with the terms of the Werblowsky Agreement. Pursuant to the Werblowsky Agreement, Mr. Werblowsky will receive an annual base salary of $250,000.
The Werblowsky Agreement further provides that Mr. Werblowsky is entitled to participate in all benefit plans provided to executives of the Company. If the Company terminates Mr. Werblowsky’s employment without cause or he resigns with

Good Reason (as defined in the Werblowsky Agreement), the Werblowsky Agreement provides that he will be entitled to receive his base salary through the six (6) months following such termination (the "Werblowsky Severance Period") as well as any incentive bonus that has been declared or awarded to him for a prior fiscal year but has not yet been paid. If Mr. Werblowsky resigns for good reason, he will also be entitled to have Imperial continue to pay its portion of healthcare premiums for plans in which he is participating immediately prior to the termination through the Werblowsky Severance Period.

Retention Agreements

On November 12, 2019, the Company entered into a retention agreement with each of Mr. Simony, (the "Simony Retention Agreement"), and Mr. Werblowsky, (the "Werblowsky Retention Agreement"). Each of the Simony Retention Agreement and the Werblowsky Retention Agreement provides for a cash retention payment (each, a "Retention Payment") and certain extended benefits to each of Mr. Simony and Mr. Werblowsky (the "Benefits") in recognition of his significant contributions to consummating the WE Investment, which allowed the Company and White Eagle to refinance an onerous credit facility and improve the Company’s overall financial position, and in consideration of Mr. Simony’s and Mr. Werblowsky’s continued support and assistance with the Restructuring.

The Simony Retention Agreement and the Werblowsky Retention Agreement provide that in exchange for the Retention Payment and Benefits, each of Mr. Simony and Mr. Werblowsky will remain employed by Imperial pursuant to the Simony Agreement and the Werblowsky Agreement, respectively, and that each of the Simony Retention Agreement and the Werblowsky Retention Payment is in lieu of any severance otherwise payable to Mr. Simony or Mr. Werblowsky under the Simony Agreement or the Werblowsky Agreement, respectively. In addition, each of Mr. Simony and Mr. Werblowsky will not be eligible to receive any portion of his Retention Payment if he is terminated for Cause (as defined in the relevant employment agreement) or resigns without Good Reason (as defined in the relevant employment agreement). The Retention Payments consist of $1.0 million for Mr. Simony and $500,000 for Mr. Werblowsky. The Benefits consist of, for each of Mr. Simony and Mr. Werblowsky, 12 months of (x) COBRA health insurance coverage reimbursement from the company and (x) other benefits to which he would be entitled upon an involuntary termination without Cause under the relevant employment agreement. The Retention Payments are payable as to two-thirds upon entering into the Retention Agreements and one-third within three (3) business days of the consummation of the Restructuring, so long as the WE Investment remains in full force and effect and White Eagle and its limited partnership agreement remain operative and in good standing.

On January 29, 2020, Mr. Simony notified the Company of his resignation, effective on February 7, 2020. Also on January 29, 2020, the Company and Mr. Simony entered into an amendment to the Simony Retention Agreement pursuant to which the remaining one-third of the retention payment is accelerated and will be paid within seven (7) days of the date of the Amendment.

On December 10, 2019, the Company, entered into a retention agreement with Ms. Martinez (the "Martinez Retention Agreement").The Martinez Retention Agreement provides for a cash retention payment (the "Martinez Retention Payment") and certain extended benefits to Ms. Martinez (the "Martinez Benefits) in recognition of the significant contributions to consummating the WE Investment, which allowed the Company and White Eagle to refinance the White Eagle Revolving Credit Facility and improve the Company’s overall financial position, and in consideration of Ms. Martinez’s continued support and assistance with the Restructuring.

The Martinez Retention Agreement provides that in exchange for the Martinez Retention Payment and Martinez Benefits, Ms. Martinez will remain employed by Imperial pursuant to the 2018 Martinez Agreement, and that the Martinez Retention Payment is in lieu of any severance otherwise payable to Ms. Martinez under the 2018 Martinez Agreement. In addition, Ms. Martinez will not be eligible to receive any portion of the Martinez Retention Payment if she is terminated for Cause (as defined in the 2018 Martinez Agreement) or resigns without Good Reason (as defined in the 2018 Martinez Agreement). The Martinez Retention Payment consists of $700,000. The Martinez Benefits consist of 18 months of (x) COBRA health insurance coverage reimbursement from the Company and (x) other benefits to which she would be entitled upon an involuntary termination without Cause under the 2018 Martinez Agreement. The Martinez Retention Payment is payable as to two-thirds upon entering into the Martinez Retention Agreement and one-third within three (3) business days of the consummation of the Restructuring, so long as the WE Investment remains in full force and effect and White Eagle and its limited partnership agreement remain operative and in good standing. In the event that the Company files for bankruptcy prior to the payment of any portion of the Martinez Retention Payment or Martinez Benefits, the Company will file with the bankruptcy court a motion to approve a Key Employee Retention Plan to preserve each of Ms. Martinez’s rights under the Martinez Retention Agreement to the full Martinez Retention Payment and Martinez Benefits provided that she must comply with all of the provisions of the Martinez Retention Agreement.

CEO Bonus

On January 27, 2020, the Company granted a bonus to Mr. Curry in recognition of his ongoing work for the Company. The Bonus consists of: (i) $400,000 in cash, payable promptly after the grant, and 1,000,000 shares of restricted common stock of Emergent, vesting in thirds upon the first three anniversaries of the grant date, (ii) up to $300,000 in cash, as determined by the Compensation Committee, payable upon the consummation of the Restructuring, and (iii) up to $300,000 in cash, as determined by the Compensation Committee, if the Company effects the Restructuring at least $600,000 under the budget for such Restructuring that is approved by the Board within 45 days of the date of grant, measured as of 30 days after the date of the Restructuring.

Potential Payments Upon Termination
In light of the Retention Agreements, there are no provisions to provide for any of our NEOs with any severance upon termination of employment.

Resignation - Chief Investment Officer

On January 29, 2020, Jack Simony, the Company’s Chief Investment Officer, notified the Company of his resignation, effective on February 7, 2020. Also on January 29, 2020, the Company and Mr. Simony entered into an amendment (the "Amendment") to the Retention Agreement dated as of November 12, 2019 with Jack Simony, the Company’s Chief Investment Officer (the "Simony Retention Agreement"). The Simony Retention Agreement provided for, among other things, a retention payment to Simony by the Company in the amount of $1.0 million, two-thirds of which has already been paid and the remaining one-third to be paid within three (3) business days of the closing of the current restructuring under consideration by the Company. Pursuant to the Amendment, the remaining one-third of the retention payment is accelerated and will be paid within seven (7) days of the date of the Amendment.

DIRECTOR COMPENSATION
Directors who are employees of the Company or its subsidiaries receive no compensation for their service on our Board of Directors. Effective as of the date of the Recapitalization, our outside directors were compensated solely through a $35,000 annual retainer, paid quarterly. Outside directors received no other compensation for their services in 2019.
Directors do not receive meeting fees or fees for executing written consents in lieu of meetings of the Board or its committees. All retainers are paid in quarterly installments. The Company reimburses directors for their travel and lodging expenses if they do not live in the area where a meeting is held. Directors receive no other compensation, perquisite or benefit from the Company.

The table below summarizes the compensation earned by non-employee directors for the fiscal year ended November 30, 2019.
2019 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash
Patrick T. Brennan	$35,000
Matthew Epstein (1)	$—
Matthew D. Houk	$35,000
James Hua	$35,000
Robert Knapp	$35,000
Roy Patterson	$35,000
Joseph E Sarachek	$35,000
James G. Wolf (2)	$29,000

(1) Mr. Epstein elected to waive fees.
(2) Mr. Wolf's compensation was prorated based on his commencement date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company’s common stock, as of March 12, 2020, by each person known by the Company to own more than 5% of our common stock, each director, nominees and each of the executive officers identified in the Summary Compensation Table and by all of its directors, nominees and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes any shares over which a person exercises sole or shared voting or investment power. Under these rules, beneficial ownership also includes any shares as to which the individual or entity has the right to acquire beneficial ownership of within 60 days March 12, 2020, through the exercise or conversion of any note, stock option or other right. As of March 12, 2020, the Company had 159,270,553 shares of common stock outstanding. Accordingly, the percentages in the table that follows are calculated using the 159,270,553 outstanding shares that were eligible to vote at March 12, 2020. Except as otherwise noted, the information presented for persons known to own more than 5% of our common stock is derived from filings made by such persons with the Securities and Exchange Commission.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
5% Stockholders
Evermore Global Advisors, LLC (1)	37,500,000	23.5%
PJC Investments, LLC (2)	23,192,716	13.8%
Ironsides Partners LLC (3)	19,332,332	10.8%
InvestCo 1, LLC (4)	17,700,000	11.1%
JSARCo, LLC (5)	16,070,038	9.6%
Opal Sheppard Opportunities Fund I LP (6)	10,510,000	6.6%
Brennan Opportunities Fund I LP (7)	10,200,000	6.4%

Executive Officers and Directors
Patrick J. Curry (2)(8)	24,745,147	14.7%
Patrick T. Brennan (7)	10,200,000	6.4%
Matthew Epstein (1)	—	—
Matthew D. Houk (9)	292,442	*
James Hua (6)	10,510,000	6.6%
Robert C. Knapp (3)	19,332,332	10.8%
Roy J. Patterson (10)	7,946,584	4.9%
Joseph E. Sarachek (5)	16,570,038	9.9%
James G. Wolf (11)	9,662,701	6.1%
Miriam Martinez (12)	461,111	*
Jack Simony (13)	457,295	*
Harvey Werblowsky	303,647	*
All Executive Officers and Directors as a group (11 people) (14)	100,451,297	51.2%
* Less than one percent.

1.
Evermore Global Advisors, LLC is a registered investment advisor that has sole power to dispose or vote, or to direct the disposition or voting, of the shares. The business address is 89 Summit Avenue, Summit, NJ 07901. Mr. Epstein is an Assistant Portfolio Manager of Evermore Global Advisors, LLC but does not have voting or dispositive control over securities beneficially owned by Evermore Global Advisors, LLC.

2.
Includes 15,442,716 shares of Common Stock and 8,750,000 shares of Common Stock subject to currently exercisable warrants. Of such securities, 1,000,000shares are owned by Mr. Curry directly and the remaining securities are owned by PJC Investments, LLC of which Mr. Curry is the principal and manager. The business address is 204 Woodhew Drive, Waco, TX 76712.

3.
Consists of 19,332,332 shares of Common Stock underlying New Convertible Notes. The securities are owned by various accounts managed by Ironsides Partners LLC, of which Mr. Knapp is the President and Managing Director, and by RCK Holdings LLC, of which Mr. Knapp is the sole managing member. Mr. Knapp disclaims beneficial ownership of the securities, except to the extent of his pecuniary interest therein. The conversion of the New Convertible Notes is subject to a limitation imposed by Florida State law that voids any such to the extent that, after such conversion, the holder thereof would, directly or indirectly, own more than 10% of the outstanding shares of Common Stock, unless such holder has first applied for and obtained regulatory approval from the Florida Office of Insurance Regulation. Mr. Knapp, Ironsides Partners LLC and RCK Holdings LLC have not sought, and have no intention to seek, such approval, and as such, they may convert the New Convertible Notes into no more than such number of shares equal to 9.99% of the outstanding shares of Common Stock at any time. The business address is 100 Summer Street, Suite 2705, Boston, MA 02110.

4.	Steven L. Key is the manager of InvestCo 1, LLC. The business address is 204 Woodhew Drive, Waco, TX 76712.

5.
Includes (i) 7,720,038 shares of Common Stock, (ii) 8,750,000 shares of common stock subject to currently exercisable warrants, and (iii) 100,000 shares subject to currently exercisable stock appreciation rights. The stock appreciation rights are owned by Mr. Sarachek and the remaining securities are owned by JSARCo, LLC. Mr. Sarachek is the principal and manager of TopCo 1, LLC, which is the manager of JSARCo, LLC. The business address is 101 Park Avenue, New York, NY 10178.

6.
Includes 10,000,000 shares of Common Stock owned by Opal Sheppard Opportunities Fund I LP and 510,000 shares of Common Stock owned by Opal Capital Partners, LP. Mr. Hua may be deemed to be a control person of Opal Sheppard Opportunities Fund I LP and of Opal Capital Partners, LP and disclaims beneficial ownership of all securities held by each entity, except to the extent of any indirect pecuniary interest therein. The business address is 40 Lake Bellevue Drive, Bellevue, WA 98108.

7.
Brennan Opportunities Fund I LP, its manager Brennan Asset Management, LLC, and Patrick T. Brennan, who controls Brennan Asset Management, LLC, are deemed to have beneficial ownership of the securities listed above. The business address is 1 Sea Breeze Court, Napa, CA 94559.

8.	Includes 552,431 shares of Common Stock owned by Mr. Curry’s spouse.

9.
Includes the following shares of Common Stock over which Mr. Houk has voting and dispositive control: (i) 32,137 owned by Mr. Houk’s spouse, (ii) 207,119 owned by Mr. Houk’s parents, (iii) 7,978 owned by Mr. Houk’s brother, and (iv) 7,292 owned by Mr. Houk’s father-in-law and mother-in-law.

10.	Includes (i) 616,583 shares owned by Mr. Patterson and (ii) 7,300,000 shares controlled by River City Management LLC. Mr. Patterson is the Managing Member of River City Management LLC.

11.	Includes 8,862,701 shares of Common Stock owned by Mr. Wolf’s adult children and brother, over which Mr. Wolf has shared voting and dispositive power.

12.	Includes options to purchase 45,000 shares of Common Stock.

13.	Based on Form 4 filed on November 27, 2019.

14.
Includes (i) 17,500,000 shares of common stock subject to currently exercisable warrants, (ii) 45,000 shares of common stock subject to currently exercisable stock options, (iii) 100,000 shares of common stock subject to currently exercisable stock appreciation rights and (iv)19,332,332 shares of common stock subject to currently convertible New Convertible Notes.

Shown below is certain information as of November 30, 2019 regarding equity compensation plans:

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

CERTAIN RELATIONSHIPS
Related Party Transactions Policy and Procedure
The Audit Committee has adopted a written policy for the committee to review and approve or ratify related party transactions involving us, any of our executive officers, directors or 5% or more shareholders of the Company or any of their family members. These transactions include:

•	transactions that must be disclosed in proxy statements under SEC rules; and

•	transactions that could potentially cause a non-employee director to cease to qualify as independent under New York Stock Exchange listing requirements.
Certain transactions are generally deemed pre-approved under these written policies and procedures, including transactions with a company with which the sole relationship with the other company is as a non-employee director and the total amount involved does not exceed 1% of the other company’s total annual revenues.

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
Since December 1, 2018, there have been no transactions of more than $120,000 between us and any 5% or more shareholder of the Company, director or executive officer or any of their family members other than as described below.

On December 28, 2018, January 30, 2019 and February 14, 2019, the Company issued and sold an aggregate of $8.6 million principal amount of its 8.5% Senior Secured Notes (the "Senior Notes") to purchasers affiliated with certain members of the Board, as set forth in the following table. The aggregate purchase price for the Senior Notes was $6.5 million. The Senior Notes bear interest at 8.5% per annum payable in cash or, at the Company’s election, in kind ("PIK") with an additional 3% per annum interest when PIK is elected.

Related Party	Purchaser	Principal Amount of Notes	Purchase Price	Date of Purchase
Matt Epstein	The Regents of the University of Michigan	$930,000	$697,500	December 28, 2018
Matt Epstein	Evermore Global Value Fund	$2,228,000	$1,671,000	December 28, 2018
Matt Epstein	Sirius International Insurance Corporation (Publ) (a/c xxx140)	$975,000	$731,250	December 28, 2018
Matt Epstein	Sirius International Insurance Corporation (Publ) (a/c xxx138)	$867,000	$650,250	December 28, 2018
James Hua	Opal Sheppard Opportunities Fund I LP	$667,000	$500,250	December 28, 2018
Robert Knapp	Ironsides Partners Special Situations Master Fund III L.P.	$2,000,000	$1,500,000	January 30, 2019
Patrick Brennan	Brennan Opportunities Fund I LP	$967,000	$725,250	February 14, 2019

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

Grant Thornton LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended November 30, 2018 and December 31, 2017. Aggregate fees for professional services rendered to us by our independent registered public accounting firm are set forth below.

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018

Audit Fees	$579,000	$757,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$579,000	$757,000

Audit Fees

The fees in this category were for professional services and expenses rendered in connection with (1) the audits of the Company’s annual financial statements, which also included the Company’s Annual Report on Form 10-K, (2) the review of the Company’s quarterly financial statements, (3) audits of the Company’s subsidiaries that are required by statute, contract or regulation, (4) comfort letters and (5) consents issued in connection with our registration statements filed with the SEC.

All Other Fees

The fees in this category include all other services that generally only the Company’s independent registered public accounting firm reasonably can provide.

Pre-Approval Policies and Procedures

It is our Board of Directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. Our Board of Directors has approved all services that our independent accountants provided to us in the past two fiscal years.

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

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith	SEC File #
3.1	Articles of Incorporation of Registrant, as amended.	10-K	3.1	03/14/18		001-35064
3.2	Amended and Restated Bylaws of Registrant, as amended.	10-Q	3.1	11/16/18		001-35064
4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10		333-168785
4.2	Indenture, dated as of February 21, 2014, by and among the Registrant and U.S. Bank, National Association, as indenture trustee.	8-K	4.1	02/21/14		001-35064
4.2.1	First Supplemental Indenture, dated as of March 13, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.2	03/17/17		001-35064
4.2.2	Second Supplemental Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.2	08/01/17		001-35064
4.3	Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.3	08/01/17		001-35064
4.4	Amended and Restated Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	8-K	4.4	08/01/17		001-35064
4.4.1	First Supplemental Indenture, dated January 10, 2018, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	10-Q	4.1	08/20/18		001-35064

4.4.2	Second Supplemental Indenture, dated as of December 10, 2018, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	8-K	10.1	12/14/18		001-35064
4.5	Form of Common Stock Purchase Warrant, dated as of July 28, 2017.	8-K	4.1	08/01/17		001-35064
4.6	Form of Warrant to purchase common stock.	S-1/A	4.2	01/12/11		333-168785
4.7	Warrant Agreement related to Class Action Settlement.	10-K	4.3	03/14/16		001-35064
4.8	Special Dividend Note, dated as of July 28, 2017, made by Lamington Road Designated Activity Company in favor of Markley Asset Portfolio, LLC.	8-K	4.5	08/01/17		001-35064
4.9	Description of Securities				*
10.1†	Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	04/08/15		001-35064
10.1.1†	Amendment to Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	06/09/17		001-35064
10.1.2†	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	10-Q	10.7	08/13/13		001-35064
10.1.3†	2010 Omnibus Incentive Plan Form Performance Share Award Agreement.	8-K	10.1	06/09/14		001-35064
10.1.4†	2010 Omnibus Incentive Plan Form Restricted Stock Unit Award Agreement.	10-K	10.2.4	03/14/18		001-035064
10.1.5†	2010 Omnibus Incentive Plan as Amended and Restated Stock Appreciation Rights Award Agreement.	10-Q	10.2	08/20/18		001-35064
10.2††	Second Amended and Restated Loan and Security Agreement, dated as of January 31, 2017, by and among White Eagle Asset Portfolio, LP, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager, CLMG Corp., as Administrative Agent, and LNV Corporation, as Lender.	10-K	10.18	03/21/17		001-35064
10.2.1	First Amendment, dated as of October 4, 2017, to Second Amended and Restated Loan and Security Agreement dated January 31, 2017, by and among white Eagle Asset Portfolio, LP, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager, CLMG Corp., as Administrative Agent, and LNV Corporation, as Lender.	10-K	10.3.4	03/14/18		001-35064
10.3	Second Amended and Restated Securities Account Control and Custodian Agreement, dated January 31, 2017, among White Eagle Asset Portfolio, LP, as borrower, Wilmington Trust, National Association, as securities intermediary and custodian, and CLMG Corp, as the administrative agent.	10-K	10.19	03/21/17		001-35064

10.4.†	Employment Agreement between Imperial Finance and Trading, LLC and Miriam Martinez dated as of March 13, 2018.	10-K	10.5.1	03/14/18	001-35064
10.5	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10	333-168785
10.5.1	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10	333-168785
10.6	Registration Rights Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., and the holders party thereto.	8-K	10.3	08/01/17	001-35064
10.7	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Evermore Global Advisors, LLC.	8-K	10.4	08/01/17	001-35064
10.8	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC and JSARCo, LLC.	8-K	10.5	08/01/17	001-35064
10.9	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Opal Sheppard Opportunities Fund I LP.	8-K	10.6	08/01/17	001-35064
10.10	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.	8-K	10.7	8/1/2017	001-35064
10.11	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Nantahala Capital Management, LLC.	8-K	10.8	8/1/2017	001-35064
10.12	Registration Rights Agreement, dated as of August 11, 2017, be and between Emergent Capital, Inc. and Brennan Opportunities Fund I LP.	10-Q	10.32	8/14/2017	001-35064
10.13†	Employment Agreement between Imperial Finance and Trading, LLC and Jack Simony dated as of March 13, 2018.	10-K	10.26	3/14/2018	001-35064
10.14†	Employment Agreement between Imperial Finance and Trading, LLC and Harvey Werblowsky dated as of March 13, 2018.	10-K	10.27	3/14/2018	001-35064
10.15	Commitment Letter from PJC Investments, LLC dated March 13, 2018.	10-K	10.28	3/14/2018	001-35064

10.15.1	Commitment Letter from PJC Investments, LLC dated May 9, 2018.	10-Q	10.1	5/10/2018	001-35064
10.15.2	Commitment Letter from PJC Investments, LLC dated August 20, 2018.	10-Q	10.3	8/20/2018	001-35064
10.16	Commitment Letter from Evermore Global Advisors, LLC dated May 9, 2018.	10-Q	10.2	5/10/2018	001-35064
10.16.1	Commitment Letter from Evermore Global Advisors, LLC dated August 20, 2018.	10-Q	10.5	8/20/2018	001-35064
10.17	Commitment Letter from River City Capital, LLC dated May 9, 2018.	10-Q	10.3	5/10/2018	001-35064
10.17.1	Commitment Letter River City Capital, LLC dated August 20, 2018.	10-Q	10.4	8/20/2018	001-35064
10.18	Commitment Letter Ironsides Partners LLC dated December 28, 2018.	8-K	10.2	1/3/2018	001-35064
10.19	Form of Subscription Agreement, dated as of December 28, 2018, by and between Emergent Capital, Inc. and each Investors party thereto.	8-K	10.2	1/3/2019	001-35064
10.20	Note Purchase Agreement dated as of January 30, 2019, by and between Emergent Capital, Inc. and Ironsides Partners Special Situations Master Fund III L.P.	8-K	10.1	2/4/2019	001-35064
10.21†	Retention agreement between Emergent Capital, Inc and Miriam Martinez dated December 10, 2019.	8-K	10.1	12/16/2019	001-35064
10.22†	Retention agreement between Emergent Capital, Inc and Jack Simony dated November 8, 2019.	8-K	10.1	11/18/2019	001-35064
10.23†	Retention agreement between Emergent Capital, Inc and Harvey Werblowsky dated November 8, 2019.	8-K	10.2	11/18/2019	001-35064
10.24	Settlement Agreement dated as of May 24, 2019 by and among LNV Corporation, CLMG Corp., White Eagle Assets Portfolio, LP, Lamington Road Designated Activity Company, White Eagle General Partner, LLC, Emergent Capital, Inc., Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, OLIPP IV, LLC and Markley Asset Portfolio LLC.	8-K	10.1	6/14/2019	001-35064
10.25	Debtor-in-Possession Credit Agreement dated as of May 24, 2019 among White Eagle Asset portfolio, LP, LNV Corporation, as DIP Lender, CLMG Corp., as DIP Agent, and the Guarantors named therein.	8-K	10.2	6/14/2019	001-35064

10.26	Second Amended Joint Plan of Reorganization of White Eagle Asset Portfolio, LP, et al., dated as of June 19, 2019.	8-K	10.1	6/24/2019		001-35064
10.27	Commitment Letter dated as of July 18, 2019 among Emergent Capital, Inc., Lamington Road Designated Activity Company, White Eagle Asset Portfolio, LP and Jade Mountain Partners.	8-K	10.1	7/24/2019		001-35064
10.28	Subscription Agreement dated as of August 16, 2019 among Emergent Capital, Inc., Lamington Road Designated Activity Company, White Eagle Asset Portfolio, LP and Jade Mountain Partners.	8-K	10.1	8/21/2019		001-35064
10.29	Amended and Restated Limited Partnership Agreement of White Eagle Asset Portfolio, LP dated as of August 16, 2019.***	8-K	10.2	8/21/2019		001-35064
10.30	Master Termination Agreement dated as of August 16, 2019 among White Eagle General Partner, LLC, Lamington Road Designated Activity Company, White Eagle Asset Portfolio, LP, Markley Asset Portfolio, LLC, CLMG Corp., as administrative agent, LNV Corporation, as initial lender, Wilmington Trust, National Association, in its capacities as securities intermediary, custodian and agent, and Palomino JV, L.P.	8-K	10.3	8/21/2019		001-35064
10.31	Pledge Agreement dated as of August 16, 2019 between Lamington Road Designated Activity Company and Palomino JV, L.P.	8-K	10.4	8/21/2019		001-35064
10.32	Assumption Agreement dated as of August 16, 2019 among White Eagle Asset Portfolio, LP, Lamington Road Designated Activity Company, Emergent Capital Inc. and White Eagle General Partner, LLC.	8-K	10.5	8/21/2019		001-35064
10.33	Indemnification Agreement dated as of August 16, 2019 between Emergent Holdings, Inc. and Wilmington Trust, National Association.	8-K	10.6	8/21/2019		001-35064
10.34	Subscription Agreement dated as of February11, 2019, by and between Emergent Capital.	8-K	10.1	2/15/2019		001-35064
21.1	Subsidiaries of the Registrant.				*
23.1	Consent of Grant Thornton LLP				*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101	Interactive Data Files.	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.TAX	XBRL Taxonomy Definition Linkbase Document 10.1 & 10.2	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	SBRL Taxonomy Extension Presentation Linkbase Document	*

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
Date: March 13, 2020
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

Signature	Title	Date

/S/ PATRICK CURRY	Chief Executive Officer and Chairman of the Board of Director (Principal Executive Officer)	March 13, 2020
Patrick Curry

/S/ MIRIAM MARTINEZ	Chief Financial Officer (Principal Financial Officer)	March 13, 2020
Miriam Martinez

/S/ PATRICK T. BRENNAN	Director	March 13, 2020
Patrick T. Brennan

/S/ MATTHEW EPSTEIN	Director	March 13, 2020
Matthew Epstein

/S/ MATTHEW HOUK	Director	March 13, 2020
Matthew Houk

/S/ JAMES HUA	Director	March 13, 2020
James Hua

/S/ ROBERT KNAPP	Director	March 13, 2020
Robert Knapp

/S/ ROY PATTERSON	Director	March 13, 2020
Roy Patterson

/S/ JOSEPH SARACHEK	Director	March 13, 2020
Joseph Sarachek

/S/ JAMES G. WOLF	Director	March 13, 2020
James Wolf

INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements as of November 30, 2019 and November 30, 2018 and for the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018 and the twelve months ended 2017 of Emergent Capital, Inc.

Managements’ Report on Internal Controls Over Financial Reporting	F-2

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of November 30, 2019 and November 30, 2018	F-4

Consolidated Statements of Operations for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-5

Consolidated Statements of Stockholders’ Equity for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-6

Consolidated Statements of Cash Flows for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the twelve months ended December 31, 2017	F-7

Notes to Consolidated Financial Statements	F-8

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
Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
Board of Directors and Stockholders
Emergent Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Emergent Capital, Inc. (a Florida corporation) and subsidiaries (the "Company") as of November 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018, and the twelve months ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018, and the twelve months ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008

Fort Lauderdale, Florida
March 13, 2020

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2019	2018
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$24,283	$1,209
Certificate of deposit	511	500
Prepaid expenses and other assets	377	657
Deposits - other	1,377	1,377
Life settlements, at estimated fair value (Note 9)	1,297	1,172
Fixed assets, net	18	78
Investment in limited partnership, at estimated fair value (Note 10)	137,849	—
Investment in deconsolidated subsidiaries, at estimated fair value (Note 3)	—	128,795
Investment in affiliates	—	2,384
Deferred tax asset	—	576
Total assets	$165,712	$136,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,651	$2,446
Other liabilities	86	194
Interest payable - 8.5% Convertible Notes (Note 12)	—	37
8.5% Convertible Notes, net of discount and deferred costs (Note 12)	—	1,173
Interest payable - 5.0% Convertible Notes (Note 13)	1,116	1,116
5.0% Convertible Notes, net of discount and deferred debt costs (Note 13)	71,022	69,742
Interest payable - 8.5% Senior Secured Notes (Note 14)	854	628
8.5% Senior Secured Notes, net of deferred debt costs (Note 14)	45,675	34,170
Current tax liability	3,195	—
Total liabilities	123,599	109,506
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at November 30, 2019 and November 30, 2018; 158,365,275 issued and 157,757,275 outstanding as of November 30, 2019; 158,733,928 issued and 158,125,928 outstanding as of November 30, 2018)	1,584	1,587
Preferred stock, $0.01 par value (40,000,000 authorized; 0 issued and outstanding as of November 30, 2019 and November 30, 2018)	—	—
Treasury stock (608,000 shares as of November 30, 2019 and November 30, 2018)	(2,534)	(2,534)
Additional paid-in-capital	334,576	334,198
Accumulated deficit	(291,513)	(306,009)
Total stockholders’ equity	42,113	27,242
Total liabilities and stockholders’ equity	$165,712	$136,748
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Twelve Months Ended November 30, 2019, the Eleven Months Ended November 30, 2018 and the Twelve Months Ended December 31, 2017

	2019	2018	2017
	(in thousands, except share and per share data)
Income (Loss)
Change in fair value of life settlements (Notes 9 & 15)	$(38)	$(46,879)	$51,551
Change in fair value of investment in limited partnership, net of distributions (Notes 10 & 15)	1,361	—	—
Change in fair value of investment in deconsolidated subsidiaries (Notes 4 & 15)	37,941	(150,894)	—
Other income	2,261	1,351	322
Total income (loss)	41,525	(196,422)	51,873
Expenses
Interest expense	11,220	30,845	32,797
Change in fair value of Revolving Credit Facilities (Notes 11 & 15)	—	(70,900)	4,501
Loss on extinguishment of debt	—	—	2,018
Personnel costs	2,678	2,707	5,070
Legal fees	2,935	3,052	3,721
Professional fees	2,489	5,475	4,445
Insurance	929	734	783
Other selling, general and administrative expenses	649	1,562	1,776
Total expenses (income)	20,900	(26,525)	55,111
Income (loss) from continuing operations before income taxes	20,625	(169,897)	(3,238)
Provision (benefit) for income taxes	3,766	45	—
Net income (loss) from continuing operations	$16,859	$(169,942)	$(3,238)
Discontinued Operations:
Income (loss) from discontinued operations, net of income taxes	$(2,363)	$(29)	$(271)
Benefit for income taxes	—	—	—
Net income (loss) from discontinued operations	(2,363)	(29)	(271)
Net income (loss)	$14,496	$(169,971)	$(3,509)
Income (loss) per share:
Basic income (loss) per share
Continuing operations	$0.11	$(1.09)	$(0.04)
Discontinued operations	(0.02)	—	—
Net income (loss) - basic	$0.09	$(1.09)	$(0.04)
Diluted income (loss) per share
Continuing operations	$0.11	$(1.09)	$(0.04)
Discontinued operations	(0.02)	—	—
Net income (loss) - diluted	$0.09	$(1.09)	$(0.04)
Weighted average shares outstanding:
Basic	156,994,105	155,949,444	82,323,050
Diluted	157,823,660	155,949,444	82,323,050

The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Twelve Months Ended November 30, 2019, the Eleven Months Ended November 30, 2018 and the Twelve Months Ended December 31, 2017

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2017	29,021,844	$290	608,000	$(2,534)	$307,647	$(132,529)	$172,874
Net income (loss)	—	—	—	—	—	(3,509)	(3,509)
Stock-based compensation	1,991,132	20	—	—	388	—	408
Common stock issued, net	127,500,000	1,275	—	—	25,614	—	26,889
Retirement of common stock	(17,577)	—	—	—	(20)	—	(20)
Balance, December 31, 2017	158,495,399	$1,585	608,000	$(2,534)	$333,629	$(136,038)	$196,642
Net income (loss)	—	—	—	—	—	(169,971)	(169,971)
Stock-based compensation	550,000	—	—	—	562	—	562
Common stock issued, net	25,000		—	—	9	—	9
Retirement of common stock	(336,471)	2	—	—	(2)	—	—
Balance, November 30, 2018	158,733,928	$1,587	608,000	$(2,534)	$334,198	$(306,009)	$27,242
Net income (loss)	—	—	—	—	—	14,496	14,496
Stock-based compensation	—	—	—	—	375	—	375
Retirement of common stock	(368,653)	(3)	—	—	3	—	—
Balance, November 30, 2019	158,365,275	$1,584	608,000	$(2,534)	$334,576	$(291,513)	$42,113

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended November 30, 2019, the Eleven Months Ended November 30, 2018 and the Twelve Months Ended December 31, 2017

	2019		2018		2017
			(In thousands)
Cash flows from operating activities
Net income (loss)	$14,496		$(169,971)		$(3,509)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	140		81		102
White Eagle Revolving Credit Facility financing cost and fees withheld by lender	—		927		931
Debt modification costs 8.5% Convertible Notes	—		—		2,537
Amortization of discount and deferred debt costs for 8.5% Convertible Notes	21		76		2,433
Amortization of deferred debt costs for 15.0% Senior Secured Notes	—		—		184
Amortization of deferred cost for 5.0% Convertible Notes	1,280		1,087		496
Amortization of deferred costs for 8.5% Senior Secured Notes	1,062		244		98
Stock-based compensation	375		562		388
Change in fair value of life settlements	38		46,879		(51,551)
Change in fair value of investment in limited partnership, net of distributions	(1,361)		—		—
Change in fair value of investment in affiliates	2,384		—		—
Change in fair value of investment in deconsolidated subsidiaries	(37,941)		150,894		—
Change in fair value of White Eagle Revolving Credit Facility	—		(70,900)		4,501
Interest income	(311)		(517)		(76)
Loss on extinguishment of debt	—		—		2,018
Interest Paid in Kind on 8.5% Senior Secured Notes	3,967	—	—	—	—
Interest Paid in Kind on Senior Unsecured Convertible Notes	—		—		6,288
Deferred tax asset	576		(576)		—
Change in assets and liabilities:
Deposits—other	—		—		(30)
Prepaid expenses and other assets	516		(59)		323
Accounts payable and accrued expenses	(835)		877		779
Other liabilities	(171)		(1,001)		116
Current tax liability	3,195		—		—
Interest payable- 8.5 % Convertible Notes	(37)		(8)		(2,226)
Interest payable - 15.0% Senior Secured Notes	—		—		(213)
Interest payable - 5.0% Convertible Notes	—		(316)		1,432
Interest payable - 8.5% Senior Secured Notes	226		496		132
Net cash provided by (used in) operating activities	(12,380)		(41,225)		(34,847)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	(5)		(5)		(4)
Certificate of deposit	—		516		5,025
Premiums paid on life settlements	(163)		(78,706)		(84,718)
Consolidation (deconsolidation) of subsidiaries cash	10,905		(30,010)		—
Proceeds from maturity of life settlements	17,768		90,780		42,131
Distributions from investment in limited partnership	1,667		—		—
Net cash provided by/(used in) investing activities	30,172		(17,425)		(37,566)
Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	—		(52,683)		(19,633)
Borrowings from White Eagle Revolving Credit Facility	—		81,275		86,356
Borrowings under 15.0% Promissory Note	—		—		2,763
Proceeds from issue of common stock, net	—		—		19,188
Proceeds from 8.5% Senior Secured Notes	6,476		—		5,000
Repayment from issue of 8.5% senior Unsecured Convertible	(1,194)		—		—
Payment under finance lease obligations	—		—		(25)
Payment of Recapitalization Transaction Closing Cost	—		—		(1,287)
Net cash provided by financing activities	5,282		28,592		92,362
Net increase/(decrease) in cash and cash equivalents	23,074		(30,058)		19,949
Cash and cash equivalents, at beginning of the year	1,209		31,267		11,318
Cash and cash equivalents, at end of the year	$24,283		$1,209		$31,267
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$4,608		$29,255		$21,379
Supplemental disclosures of non-cash investing activities:
Deconsolidation of life settlement, November 13, 2018	$—		$504,712		$—
Supplemental disclosures of non-cash financing activities:
Repayment of 15.0 % Senior Secured Notes Principal, Interest and Penalty through Recapitalization Transaction	$—		$—		$31,675
Issue of 8.5% Senior Secured Notes through Recapitalization Transaction	$—		$—		$30,000
Repayment of 15.0% Promissory Note Principal and Interest through Recapitalization Transaction	$—		$—		$2,799
Recapitalization Transaction Closing Cost and Other Costs withheld from Proceeds	$—		$—		$4,338
Deconsolidation of White Eagle Revolving Credit Facility, November 13, 2018	$—		$287,859		$—
The accompanying notes are an integral part of this financial statement.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2019
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS ACTIVITIES

Emergent Capital, Inc. was founded in December 2006 as a Florida limited liability company, Imperial Holdings, LLC, and converted into Imperial Holdings, Inc. on February 3, 2011, in connection with the Company’s initial public offering. Effective September 1, 2015, the name was changed to Emergent Capital, Inc. (with its subsidiary companies, the "Company" or "Emergent Capital").

Emergent Capital, through its subsidiaries, owns two life insurance policies, also referred to as life settlements, with a fair value of $1.3 million and an aggregate death benefit of approximately $12.0 million at November 30, 2019. Additionally, through a subsidiary, the Company owns a 27.5% equity investment, having an estimated fair value of approximately $137.8 million at November 30, 2019, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and death benefits from these two polices and change in fair value and distributions from its equity investment in White Eagle.

Change in Financial Year End

On September 7, 2018, the Board of Directors adopted resolutions to change the Company’s fiscal year end, and have the Company cause its direct and indirect subsidiaries change their fiscal year ends, from December 31 to November 30, effective immediately. Our financial results for the fiscal year ended November 30, 2019 will cover the twelve months of transactions from December 1, 2018 to November 30, 2019, and are compared to the results of our previous fiscal year ended November 30, 2018 which covers the eleven months transition period from January 1, 2018 to November 30, 2018 and our previous twelve month fiscal year-end as of December 31, 2017.

Voluntary Petitions for Relief Under Chapter 11 and De-consolidation of Subsidiaries

On November 14, 2018 (the "Petition Date"), Lamington Road Designated Activity Company (formerly known as Lamington Road Limited), the Company’s wholly-owned indirect Irish subsidiary ("Lamington" or "Lamington Road DAC"), and White Eagle General Partner, LLC, the Company’s indirect Delaware subsidiary ("WEGP"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Lamington is the limited partner and owns 99.99%, and WEGP is the general partner and owns 0.01%, of White Eagle. In its capacity as general partner, WEGP manages the affairs of White Eagle. The Lamington and WEGP filings are referred to as the "November Chapter 11 Cases."

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

On December 13, 2018, White Eagle filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "White Eagle Chapter 11 Case" and, together with the November Chapter 11 Cases, the "Chapter 11 Cases"). The Company obtained waivers from the requisite holders of each of the 8.5% Senior Secured Notes and the New Convertible Notes with respect to the White Eagle Chapter 11 Case, similar to the waivers for the November Chapter 11 Cases, and believes that no defaults, events of default or acceleration of the payment obligations thereunder, including principal or accrued interest, occurred with respect to both the 8.5% Senior Secured Notes and the New Convertible Notes. On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP Chapter 11 Cases were dismissed on November 25, 2019.

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

On June 5, 2019, the Bankruptcy Court approved an agreement memorializing the Proposed Settlement (the "Settlement Agreement") and the DIP Financing. The plan of reorganization for the Chapter 11 Cases, which implements the Settlement Agreement and the DIP Financing (the "Plan of Reorganization") was confirmed by the Bankruptcy Court on June 19, 2019

On July 18, 2019, the Company entered into a commitment letter (the "Commitment Letter") with Lamington, White Eagle and Jade Mountain Partners, LLC ("Jade Mountain") in connection with the Plan of Reorganization. The Commitment Letter provided for a transaction in which Jade Mountain and/or certain of its affiliates and/or certain investors would acquire 72.5% of the equity interests of White Eagle in exchange for $384.3 million as may be adjusted in accordance with the final documentation. The Commitment Letter and its terms and the transactions contemplated thereby were approved by the Bankruptcy Court on July 22, 2019.

Repayment and Termination of the White Eagle Revolving Credit Facility

On August 16, 2019, the Company entered into a subscription agreement (the "Subscription Agreement") with Lamington Road ("Class B Limited Partner"), White Eagle, WEGP ("Withdrawing General Partner"), and Palomino JV, L.P. ("Palomino" or "Class A Limited Partner"), in connection with the commitment letter signed on June 22, 2019 with Jade Mountain , pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate of Jade Mountain (the "Manager") all of its general partnership interests (collectively, the "WE Investment") for a purchase price of approximately $366.2 million and $8.0 million for the Class A and Class D interests, respectively. Pursuant to the Subscription Agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests with a value of approximately $138.9 million on the closing date.

The proceeds of the WE Investment were used to satisfy in full (i) the White Eagle Revolving Credit Facility , and (ii) DIP Financing extended by CLMG, as Administrative Agent ("CLMG"), as agent, and LNV, as Lender, to White Eagle, each in connection with the termination of the White Eagle Revolving Credit Facility and the release of the related liens on the collateral thereunder pursuant to a Master Termination Agreement dated as of August 16, 2019 among WEGP, Lamington, White Eagle, Markley Asset Portfolio, LLC, CLMG, as administrative agent, LNV, as initial lender, Wilmington Trust, National Association, in its capacities as securities intermediary, custodian and agent, and Palomino (the "Master Termination Agreement"). The repayment and termination of the White Eagle Revolving Credit Facility and the termination of the DIP Financing, which had not been drawn against, were in accordance with the Plan of Reorganization for Lamington, WEGP and White Eagle approved by the Bankruptcy Court with respect to the Chapter 11 Cases.

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

In connection with the WE Investment, the Limited Partnership Agreement of White Eagle was amended and restated (the "A&R LPA") to provide for the issuance of the Class A, B and D limited partnership interests, and for funding of an "Advance Facility" to maintain reserves sufficient to fund premiums, certain operating expenses of White Eagle and certain minimum payments to Lamington as the holder of the Class B interests. Pursuant to the A&R LPA, holders of Class A interests are entitled to receive distributions on the amounts paid or contributed by them in relation to the WE Investment and funding of the Advance Facility after payment of premiums on the portfolio policies and other fees and expenses. The A&R LPA provides generally that holders of the Class A and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years), provided that commencing after year three (3), such minimum payments will be utilized to repay the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such$8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distributions as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility) and to any indemnification payments, if any, due to such holders and related indemnified persons pursuant to the indemnities afforded them in and in relation to the A&R LPA, Subscription Agreement, Master Termination Agreement and related documents. As of the closing of the Investment, Lamington Bermuda resigned as manager of the portfolio and was replaced by Jade Mountain or an affiliate thereof.

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

See Note 10, "Investment in Limited Partnership", to the accompanying consolidated financial statements for further information.

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

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case, the Lamington and WEGP case were dismissed on November 25, 2019. However pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate.

As part of the WE Investment, the Company sold 72.5% of its ownership in White Eagle, which is the most substantial asset of the Company, resulting in a reduction in its ownership from 100% to 27.5%. Given the new percentage ownership, this is considered an equity investment. Based on the A&R LPA, the Company will receive funds from White Eagle through a monthly distribution which is highly driven by maturities of the portfolio. Although the Company is guaranteed certain monthly payments, the Class A Partner must be made whole based on their established IRR of 11% which exposes the Company as to the amount and timing of funds that will be received. Although White Eagle continues to be a VIE under ASC 810, Consolidation, the Company has not met the criteria for consolidation as they do not have a controlling interest in While Eagle, financially or otherwise. Based on the A&R LPA, the Company's management responsibilities are very limited. The Company's remaining ownership of White Eagle does not give the Company any control over decisions of White Eagle and the Company is the minority owner. As a result, the Company is precluded from consolidating White Eagle at November 30, 2019.

White Eagle previously valued its life settlement policies at fair value whose valuation were based on inputs that are both significant to the fair value measurement and unobservable. The Company now holds an equity investment of 27.5% in White Eagle whose only assets are these life settlements. Additionally, the investment includes a mezzanine financing which the Company assumed at closing which repayment by, and ultimate distributions to, the Company are based on a prescribed waterfall with a guaranteed 11% return to the majority owner partner. The Company will utilize a fair value approach to account for its 27.5% investment in White Eagle, and the calculation will be performed consistent with ASC 820, Fair Value Measurement with changes in fair value recorded in current earnings.

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

Litigation Settlement

On May 22, 2019, a settlement (the "Lincoln Benefit Settlement") in the amount of $21.3 million was signed between Lincoln Benefit Life Company ("Lincoln Benefit"), White Eagle and Emergent Capital pursuant to which Lincoln Benefit agreed not to contest the 55 life insurance policies that are presently owned by White Eagle and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The Lincoln Benefit Settlement relates to six separate legal actions pertaining to the validity of certain White Eagle policies and receivables for maturities of life settlements totaling $39.1 million. The Lincoln Benefit Settlement was approved by the Bankruptcy Court in June 2019.

Subsequent Events

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies and hence no future obligation for premium payments.

See Note 22, "Subsequent Events" of the accompanying consolidated financial statements for further information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of the Deconsolidated Entities, White Eagle , an unconsolidated equity investment effective August 17, 2019, which is accounted for using fair value and Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the measurement alternative, which is measured at cost less impairment. The special purpose entity was to fulfill specific objectives. All significant intercompany balances and transactions except those related to Lamington after November 13, 2018 to August 16, 2019 (see Note 3) have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility, as detailed herein.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $291.5 million as of November 30, 2019.This amount include $14.5 million of net income for the twelve months ended November 30, 2019 for which $37.9 million relates to a gain on change in fair value on the investment in deconsolidated subsidiaries as a result of the resolution of their emergence from bankruptcy. Cash flows used in operating activities were $12.4 million for the twelve months ended November 30, 2019 and $41.2 million for the eleven months ended November 30, 2018. As of November 30, 2019, we had approximately $24.3 million of cash and cash equivalents and certificates of deposit of $511,000.

Subsequent Events

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies and hence no future obligation for premium payments.

See Note 22, "Subsequent Events" of the accompanying consolidated financial statements for further information.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle and cash on hand.

As of the filing date of this Form 10-K, we had approximately $22.2 million of cash and cash equivalents inclusive of certificates of deposit of $513,000. In considering our forecast for the next twelve months with the current cash balance as of the filing of this Form 10-K, the Company has sufficient resources to meet its liquidity needs for the foreseeable future.

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

On August 16, 2019, the White Eagle Revolving Credit Facility was paid in full and terminated. Additionally, payment was made to all White Eagle vendors and intercompany liabilities were contributed by Emergent. Lamington and WEGP had pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. With the termination of the White Eagle Revolving Credit Facility, this pledge was released. There were no outstanding third party liabilities for either Lamington or WEGP at August 16, 2019 besides intercompany obligations to Emergent. Pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate. However, the consummation of the transaction under the Subscription Agreement resulted in the Company being a minority owner in White Eagle, the entity was not reconsolidated but rather treated as an equity investment.

On September 16, 2019, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case, the Lamington and WEGP case were dismissed on November 25, 2019.

Related Party Relationship

Upon filing for Chapter 11 and the subsequent deconsolidation, transactions with Lamington are no longer eliminated in consolidation and are treated as related party transactions for Emergent Capital. On August 17, 2019 Lamington was reconsolidated and its transactions were eliminated in consolidation. See Note 4 "Condensed and Consolidated Financial Statements For Entities in Bankruptcy" for all transactions between Emergent Capital and Lamington.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the year ended December 31, 2017 and the related notes to the consolidated financial statements reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 8, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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
Valuation of Insurance Policies
Our valuation of insurance policies is a critical component of our estimate of the fair value of our life settlements (life insurance policies). We currently use a probabilistic method of valuing life insurance policies, which we believe to be the preferred valuation method in the industry. The most significant assumptions are the Company’s estimate of the life expectancy of the insured and the discount rate. See Note 15 "Fair Value Measurements" of the accompanying consolidated financial statements.
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

Fair Value Option
We have elected to account for life settlements using the fair value method. The fair value of the asset is the estimated amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We calculate the fair value of the asset using a present value technique to estimate the fair value of the life settlements. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. See Note 9, "Life Settlements (Life Insurance Policies)" and Note 15, "Fair Value Measurements" of the accompanying consolidated financial statements.
We have elected to account for the investment in limited partnership using the fair value method. We calculate the fair value of the investment using a present value technique to estimate the fair value of the limited partnership investment. The most significant assumptions are the estimates of life expectancy of the insured for the life insurance policies that are held by the partnership, the stipulated rate of return by the Class A Holder of the partnership, repayment of advances made by the Class A holder on the Company's behalf, distributions to the Company and the discount rate. See Note 10, "Investment in Limited Partnership" and Note 15, "Fair Value Measurements" of the notes to consolidated financial statements for further information.

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

•
Change in Fair Value of Investment in Limited Partnership - ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities requires that a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings. White Eagle previously valued its life settlement policies at fair value whose valuation are based on inputs that are both significant to the fair value measurement and unobservable. The Company now holds an equity investment of 27.5% in White Eagle whose only assets are these life settlement. Additionally, the investment includes a mezzanine financing which the Company assumed at closing which repayment by, and ultimate distributions to, the Company are based on a prescribed waterfall with a guaranteed 11% return to the majority owner partner. The Company recognizes income from monthly distribution from the partnership as prescribed by the Subscription Agreement.

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

Certificate of Deposit

The Company maintains a portion of its operating funds in a certificate of deposit. At November 30, 2019 and November 30, 2018, the carrying amount of the certificate of deposit was $511,000 and $500,000, respectively, which approximates fair value. The certificate of deposit matures on September 22, 2020 and bears interest at a rate of 2.0%.

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

Treasury Stock

The Company accounts for its treasury stock using the treasury stock method as set forth in ASC 505-30, Treasury Stock.  Under the treasury stock method, the total amount paid to acquire the stock is recorded and no gain or loss is recognized at the time of purchase. Gains and losses are recognized at the time the treasury stock is reinstated or retired and are recorded in additional paid in capital or retained earnings.  At November 30, 2019 and November 30, 2018, the Company owned 608,000 shares of treasury stock.
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

Held-for-sale and discontinued operations
We report a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held-for-sale. We report the results of operations of a business as discontinued operations if the business is classified as held-for-sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. During the fourth quarter of 2013, we sold substantially all of our structured settlements business. The remaining balance of $2.4 million was written off as a result of ongoing restructuring plans in the fourth quarter of fiscal 2019 as the Company decided not to continue to pursue this line of investment. As a result, we have classified our structured settlement operating results as discontinued operations.
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
Use of Estimates
The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of the debt owing under the White Eagle Revolving Credit Facility, the valuation of deconsolidated subsidiaries, the valuation on investment in limited partnership and the valuation of equity awards.
Reclassifications
Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period. These reclassification relate primarily to change in fair value of investment in deconsolidated subsidiaries.
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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. In December 2018, the Board released the amendments related to 1) sales taxes and other similar taxes collected from lessees that affect all lessors electing the accounting policy election; 2) lessor costs affecting all lessor entities that have lease contracts that either require lessees to pay lessor costs directly to a third party or require lessees to reimburse lessors for costs paid by lessors directly to third parties; and 3) recognition of variable payments for contracts with lease and nonlease components affecting all lessor entities with variable payments related to both lease and nonlease components. During the first quarter of 2019, the FASB issued targeted amendments to ASC 842 that affect how (1) financial institution lessors present lessee payments in their statements of cash flows and (2) lessors that are not manufacturers or dealers determine the fair value of the underlying asset. The FASB also clarified that companies transitioning to ASC 842 do not need to provide the interim transition disclosures required by ASC 250 (accounting changes and error corrections). All entities, including early adopters, must apply the amendments in this Update to all new and existing leases. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. As a result, ASC 842 will be implemented as of December 1, 2019 since Company’s fiscal year begins on December 1 and ends on November 30. Early adoption is permitted. We do not expect that it will have a material impact.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address stakeholder concerns about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. As a result, this update will be implemented as of December 1, 2019 since Company’s fiscal year begins on December 1 and ends on November 30. We do not expect that it will have a material impact.

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

Adopted Accounting Pronouncements
On August 17, 2018, the SEC issued a final rule that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, or changes in the information environment. The financial reporting implications of the final rule’s amendments are generally expected to reduce or eliminate some of an SEC registrant’s disclosure requirements. In limited circumstances, however, the amendments may expand those requirements, including those related to interim disclosures about changes in stockholders’ equity and noncontrolling interests (hereinafter referred to as changes in stockholders’ equity). The changes in stockholders’ equity extends to interim periods the annual disclosure requirement in SEC Regulation S-X, Rule 3-04,5,6 of presenting (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares. An analysis of changes in stockholders’ equity will now be required for the current and comparative year-to-date interim periods with subtotals for each interim period. Note that both rules refer to Rule 3-04 for presentation requirements, which, among other items, include a reconciliation that describes all significant reconciling items in each caption of stockholders’ equity and noncontrolling interests (if applicable). Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule was effective for all filings submitted on or after November 5, 2018. This standard was adopted during the year ended November 30, 2019.

In July 2019, the FASB issued ASU No 2019-07, Codification Updates to SEC Sections-Amendments to SEC paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The FASB has updated the SEC portion of its codification literature to reflect changes the regulator made to simplify disclosures, modernize the reporting and disclosure of information by registered investment companies, and other items. ASU. 2019-07 updates the codification to reflect the amendments of various SEC disclosure requirements that the agency determined were redundant, duplicative, overlapping, outdated or superseded. The SEC amended its disclosure rules in 2018 with the aim of providing investors with useful disclosure information and to simplify compliance without significantly altering the mix of the information being provided. The amendments were part of an initiative by the SEC’s Division of Corporation Finance to review disclosure requirements applicable to issuers to consider ways to improve the requirements for the benefit of investors and issuers. The amendments are effective upon issuance of this update on July 2019.

NOTE 3 - DECONSOLIDATION OF SUBSIDIARIES

On the Petition Date, Lamington and White Eagle General Partner, LLP ("WEGP") filed the November Chapter 11 Cases in the Bankruptcy Court. As of such date, Lamington was the limited partner and owned 99.99%, and WEGP was the general partner and owned 0.01%, of White Eagle. In its capacity as general partner, WEGP managed the affairs of White Eagle. Lamington and WEGP will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) is a separate entity, and has not filed for bankruptcy relief and is continuing to operate in the ordinary course.

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

As a result of the Chapter 11 Cases, consistent with ASC 321, Investments - Equity Securities, the Company subsequently, measured its investment in Lamington at fair value as of November 30, 2018. Further, the Company engaged a third party to perform a quantitative assessment to determine the value of its investment in Lamington. The valuation report showed the fair value of the Company's investment in Lamington to be $128.8 million, which was $150.9 million lower than its pre-petition value. As a result, the Company recognized a reduction in its investment in Lamington at November 30, 2018.

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

On September 16, 2019, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case, the Lamington and WEGP case were dismissed on November 25, 2019. However pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate.

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

NOTE 4 - CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS FOR ENTITIES IN BANKRUPTCY

Condensed consolidated financial information for Lamington Road DAC is set forth below, presented at historical cost basis

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements Balance Sheet

	November 30,	November 30,
	2019	2018
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	—	33,719
Prepaid expenses and other assets	—	68
Investment in life settlements, at estimated fair value	—	505,235
Receivable for maturity of life settlements	—	27,700
Total assets	$—	$566,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	—	1,410
Other liabilities (subject to compromise)*	—	5,997
Revolving Credit Facility debt, at estimated fair value	—	346,671
Promissory notes payable (subject to compromise)*	—	137,813
Promissory notes interest payable (subject to compromise)*	—	8,580
Total liabilities	—	500,471

Share Capital (1 share of $1 authorized and issued)	—	—
Additional paid in capital	—	60,602
Retained earnings	—	5,649
Total stockholders' equity	—	66,251

Total liabilities and stockholders' equity	$—	$566,722

*Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts different from those recorded in the condensed consolidated balance sheet.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Operations
December 1, 2018 to August 16, 2019 and November 14, 2018 to November 30, 2018

	2019	2018

Change in fair value of life settlements (Notes 9 & 15)	$(16,841)	$(6,034)
Change in fair value of investment in limited partnership (Note 10 &15)	15,352	—
Realized Gain on Life Settlements, Net	21,336	—
Other Income	709	35
Total income	20,556	(5,999)

Interest expense	28,331	—
Interest expense - affiliate	—	458
Change in fair value of White Eagle Revolving Credit Facility (Notes 11 & 15)	17,094	53,613
Loss on extinguishment of debt	7,360	—
Reorganization cost	13,954	563
Legal fees	890	139
Professional fees	1,549	79
Administrative service fees - affiliate	2,765	229
Other general and administrative expenses	469	17
Total expenses	72,412	55,098
Income taxes	—	—
(Loss) income	$(51,856)	$(61,097)

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Cash Flows
For the Year Ended November 30, 2019 and November 14, 2018 to November 30, 2018

	2019	2018
Net cash flows from operating activities	$(58,793)	$68

Cash flows from investing activities
Premiums paid on life settlements	(69,827)	(6,557)
Proceeds from maturity of life settlements	92,505	5,000
Net cash provided by/(used in) investing activities	$22,678	$(1,557)

Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	(1,804)	—
Borrowings from White Eagle Revolving Credit Facility	4,221	5,198
Cash distributed to Parent Company	(21)	—
Net cash provided by financing activities	$2,396	$5,198

Net increase in cash and cash equivalents	(33,719)	3,709
Cash and cash equivalents, at beginning of the period	33,719	30,010
Cash and cash equivalents, at end of the period	$—	$33,719

Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$28,331	$—
Supplemental disclosures of non-cash financing activities:
Repayment of White Eagle Revolving Credit Facility by third party from proceeds of sale of life settlement	$366,821	$—
White Eagle early extinguishment fees paid by third party from proceeds of Class D Shares	$7,360	$—

Related Party Transactions

Certain related party transactions had been eliminated in consolidation. Due to the deconsolidation of Lamington, transactions after November 13, 2018 are no longer eliminated. With the discharge of the Chapter 11 Cases, effective August 17, 2019 related party transactions are now eliminated in consolidation. The below is a description of related party transactions for the period.

Administrative Services Fees

In 2014, White Eagle entered into an Administrative Service Agreement with Imperial Finance and Trading ("IFT"). Under the agreement, IFT will perform certain non-discretionary, administrative or ministerial services to assist with certain reporting, compliance and document retention duties and obligations arising under or in connection with the Amended and Restated Loan and Securities Agreement. IFT shall recover all cost incurred in performing these services, with billings quarterly or annually. Bills will be based on actual cost or an appropriate allocation methodology. White Eagle incurred post-petition administrative service expenses of approximately $2.8 million during the twelve months ended November 30, 2019 and 229,000 from November 14, 2018 to November 30, 2018. Amounts due from White Eagle resulting from the administrative services during the twelve months ended November 30, 2019 were contributed on August 16, 2019 consistent with the Master Termination Agreement. During the period from January 1, 2018 to November 13, 2018, White Eagle incurred pre-petition administrative service expense of approximately $5.2 million, these amounts were eliminated on consolidation.

Promissory Notes Receivables

Effective May 16, 2014, Lamington entered into a 10 year, $59.3 million unsecured Promissory Note ("the 8.5% Promissory Note") with its parent company, Markley Asset Portfolio, LLC ("Markley"). The amount was used by Lamington as the partial purchase price of Markley’s interest in White Eagle. The annual interest rate on the Promissory Note is 8.5% and is due to be paid at the end of each calendar year; provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of August 16, 2019, the outstanding principal balance was $86.5 million, which includes $27.7 million in capitalized interest. Total interest expense related to the Promissory Note was $0 and $6.3 million for the period December 1, 2018 to August 16, 2019 and the eleven months ended November 30, 2018, respectively. The entire remaining principal balance of the Promissory Note shall be due and payable, together with all accrued but unpaid interest, on May 16, 2024. No principal payments are due prior to the maturity date.

Subsequent to August 16, 2019, the Promissory Note interest expense was approximately $1.9 million at November 30, 2019, these amounts were eliminated on consolidation.

Effective July 28, 2017, Lamington, issued an unsecured Promissory Note to Markley, in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy Profit Participation Notes issued by Markley to Lamington (the "Special Dividend Note"). The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0% provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of August 16, 2019, the outstanding principal balance was $59.9 million, which includes $2.9 million in capitalized interest. Total interest expense related to the Special Dividend Note was $0.0 million and $2.7 million for the period December 1, 2018 to August 16, 2019 and the eleven months ended November 30, 2018, respectively. The entire remaining principal balance of the Special Dividend Note shall be due and payable, together with all accrued but unpaid interest, on July 28, 2027. No principal payments are due prior to the maturity date.

Subsequent to August 16, 2019, approximately $30.0 million was repaid towards the outstanding principal for the Special Dividend Note, with interest expense of approximately $713,000 through November 30, 2019, these amounts were eliminated on consolidation. The balance at November 30, 2019 was $29.9 million.

At August 16, 2019, the notes were fair valued in accordance with ASC 820, with a fair value of approximately $146.3 million, resulting in a change in fair value of approximately $89.7 million for the period up to August 16, 2019, which is included in change in fair value of investment in deconsolidated subsidiaries. The notes are now being eliminated in consolidation effective August 17, 2019.

NOTE 5 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES
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
The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of November 30, 2019 and November 30, 2018, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Not Primary Beneficiary		Not Primary Beneficiary
	Non-consolidated VIE		Non-consolidated VIE- White Eagle
	Assets	Liabilities	Total Assets	Maximum Exposure To Loss
November 30, 2019	$—	$—	$137,849	$137,849
November 30, 2018	$2,384	$2,384	$—	$—

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, it is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. During twelve months ended November 30, 2019, the investment was fully written off and the Company incurred change in fair value loss on its investment in affiliates of approximately $2.4 million, the amount is included in loss from discounted operations. This investment was held by our structured settlement subsidiary whose activities were discontinued in 2013 with the sale of the structured settlement assets and the amount was written off as part of the restructuring transactions of the Company.

See Note 8, "Discontinued Operations," of the accompanying consolidated financial statements for further information.

Approximately $2.4 million is included in investment in affiliates in the accompanying balance sheet as of November 30, 2018.

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

Approximately $137.8 million is included as investment in limited partnership in the accompanying balance sheet as of November 30, 2019.

NOTE 6 - EARNINGS PER SHARE
As of November 30, 2019, November 30, 2018 and December 31, 2017, there were 158,365,275, 158,733,928 and 158,495,399 shares of common stock issued, respectively, and 157,757,275, 158,125,928, and 157,887,399 of shares of common stock outstanding, respectively. Outstanding shares as of November 30, 2019, November 30, 2018 and December 31, 2017 have been adjusted to reflect 608,000 treasury shares.
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
The following tables reconcile actual basic and diluted earnings per share for the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018 and twelve months ended December 31, 2017 (in thousands except per share data).

	2019	2018	2017
	(1)	(2)	(3)
Income (loss) per share:
Numerator:
Net (loss) income from continuing operations	$16,859	$(169,942)	$(3,238)
Net (loss) income from discontinued operations	(2,363)	(29)	(271)
Numerator for basic and diluted EPS - net income (loss) attributable to common stockholders	$14,496	$(169,971)	$(3,509)
Basic income (loss) per common share:
Basic income (loss) from continuing operations	$0.11	$(1.09)	$(0.04)
Basic income (loss) from discontinued operations	$(0.02)	$—	$—
Basic income (loss) per share available to common shareholders	$0.09	$(1.09)	$(0.04)
Diluted income (loss) per common share:
Diluted income (loss) from continuing operations	$0.11	$(1.09)	$(0.04)
Diluted income (loss) from discontinued operations	(0.02)	—	—
Diluted income (loss) per share available to common shareholders	$0.09	$(1.09)	$(0.04)

Denominator:
Basic	156,994,105	155,949,444	82,323,050
Diluted	157,823,660	155,949,444	82,323,050

(1)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights, 42,500,000 shares of common stock underlying warrants, up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights, 1,400,000 shares of restricted stock, 44,500,000 shares of common stock underlying warrants, up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive for the fiscal year ended November 30, 2018.

(3)
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

NOTE 7 - STOCK-BASED COMPENSATION
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
Options
As of November 30, 2019, all options to purchase shares of common stock issued by the Company were fully vested. There was no stock-based compensation expense relating to stock options it granted under the Omnibus Plan during the twelve months ended November 30, 2019 and the eleven months year ended November 30, 2018.

As of November 30, 2019, options to purchase 85,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The following table presents the activity of the Company’s outstanding stock options of common stock for the twelve months ended November 30, 2019:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 1, 2018	85,000	$6.94	1.55	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding, November 30, 2019	85,000	$6.94	0.55	$—
Exercisable at November 30, 2019	85,000	6.94	0.55
Unvested at November 30, 2019	—	$—	—	$—
As of November 30, 2019, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred additional stock-based compensation expense of approximately $375,000, $562,000, and $388,000 relating to restricted stock granted to its board of directors and certain employees during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the year ended December 31, 2017, respectively.

During the year ended December 31, 2016, the Company granted 65,212 shares of restricted stock to its directors under the Omnibus Plan, which are subject to a 1 year vesting period that commenced on the date of grant. The fair value of the restricted stock was valued at approximately $255,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 65,212 shares of restricted stock of approximately $0 and $106,000 during the eleven months ended November 30, 2018 and the year ended December 31, 2017, respectively. The 65,212 shares of restricted stock vested during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company granted 200,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $674,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 46,000 and 60,000 shares of restricted stock were vested and forfeited, respectively, during the year ended December 31, 2017 with 74,000 and 20,000 vested and forfeited, respectively, during the eleven months ended November 30, 2018 with 0 pending vesting at November 30, 2018.The Company incurred stock-based compensation expense of approximately $23,000 and $215,000 related to these shares of restricted stock during the eleven months ended November 30, 2018 and the year ended December 31, 2017, respectively.

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
During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a 2 year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 1,000,000 and 750,000 shares of restricted stock vested during the twelve months ended November 30, 2019 and eleven months ended November 30, 2018, respectively, with 250,000 unvested at November 30, 2019.The Company incurred stock-based compensation expense of approximately $350,000, $386,000 and

$51,000 related to these 2,000,000 shares of restricted stock during the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the year ended December 31, 2017, respectively.

During the eleven months ended November 30, 2018, the Company granted 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a two and three year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 66,667 shares of restricted stock vested during the twelve months ended November 30, 2019, with 83,333 unvested at November 30, 2019.The Company incurred stock-based compensation expense of approximately $25,000 and $17,000 related to these 150,000 shares of restricted stock during the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018, respectively.

During the twelve months ended November 30, 2018, the Company established an ad hoc Capital Structure Committee, (the "Committee") consisting of members of the board of directors, to undertake a review of the Company's capital structure. As compensation to the sole non-employee member of the Committee, the Company granted 400,000 restricted stock units under the Omnibus Plan, which will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee. The fair value of the restricted stock was valued at approximately $128,000 based on the closing price of the Company’s shares on the date prior to the grant date. The Company incurred stock-based compensation expense related to these 400,000 restricted stock units of approximately $128,000 during the eleven months ended November 30, 2018. The 400,000 restricted stock units vested during the eleven months November 30, 2018.
The following table presents the activity of the Company’s unvested restricted stock for the twelve months ended November 30, 2019:

Common Unvested Shares	Number of Shares
Outstanding December1, 2018	1,400,000
Granted	—
Vested	(1,066,667)
Forfeited	—
Outstanding November 30, 2019	333,333
The aggregate intrinsic value of the awards of 83,333 and 250,000 is $18,000 and $53,000, respectively, and the remaining weighted average life of these awards is 0.62 years and 0.06 years as of November 30, 2019. As of November 30, 2019, a total of $28,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the eleven months November 30, 2018, the Company issued 100,000 SARs to the sole non-employee member of the Committee, which SARs will expire 10 years after the date they were granted. The SARs will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee and have a fair value of $8,000 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The Company incurred stock-based compensation expense of $8,000 related to these 100,000 SARs during the eleven months November 30, 2018. The 100,000 SARs units vested during eleven months November 30, 2018 and remain unexercised at November 30, 2019.

NOTE 8 - DISCONTINUED OPERATIONS

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
Operating results related to the Company’s discontinued structured settlement business are as follows:

	Twelve Months Ended November 30,	Eleven Months Ended November 30,	Twelve Months Ended December 31,
	2019	2018	2017
	(in thousands)
Change in fair value of investments in affiliates	$(2,384)	$—	$—
Other income	—	17	33
	(2,384)	17	33
Total expenses	(21)	46	304
Income (loss) before income taxes	(2,363)	(29)	(271)
(Benefit) provision for income taxes	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(2,363)	$(29)	$(271)

During twelve months ended November 30, 2019, the discounted operations incurred change in fair value loss on its investment in affiliates of approximately $2.4 million. This investment was held by our structured settlement subsidiary whose primary activities were discontinued in 2013 with the sale of the structured settlement assets and the final investment of $2.4 million was written off in the fourth quarter of 2019 as part of the restructuring transactions of the Company.

NOTE 9 - LIFE SETTLEMENTS (LIFE INSURANCE POLICIES)

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

At November 30, 2019, Emergent Capital, through its subsidiaries, owns two life insurance policies, also referred to as life settlements, with a fair value of $1.3 million and an aggregate death benefit of approximately $12.0 million. Additionally, through a subsidiary, the Company owns a 27.5% equity investment, having an estimated fair value of approximately $137.8 million in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and death benefits from these two polices and change in fair value and distributions from its equity investment in White Eagle.

Subsequent Events

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies and hence no future obligation for premium payments.

See Note 22, "Subsequent Events," of the accompanying consolidated financial statements for further information.
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
The following describes the Company’s life settlements as of November 30, 2019 (dollars in thousands):
Policies Pledged Under White Eagle Revolving Credit Facility and Deconsolidated
On August 16, 2019, the Company and its subsidiaries entered into a Subscription Agreement where White Eagle sold 72.5% of its limited partnership interests for a purchase price of approximately $366.2 million and recognized a gain on disposal of approximately $21.3 million. The proceeds were used to satisfy all outstanding indebtedness under the White Eagle Revolving Credit Facility thus terminating the credit facility and releasing the related pledge to the lender of the life settlements owned by White Eagle. The Company now owns a 27.5% equity investment in White Eagle.
As of November 30, 2019, there were no policies pledged under the White Eagle Credit Facility due to its termination.
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

During the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018, the Company experienced maturities of 18 and 20 life insurance policies with face amounts totaling $100.4 million and $93.4 million, respectively, resulting in a net gain of approximately $70.3 million and $53.3 million, respectively.

The below is an analysis of policy maturities for the twelve months ended November 30, 2019 and the year ended November 30, 2018.

	Twelve Months Ended November 30,	Eleven Months Ended November 30,
	2019	2018
Face value	$100,374	$93,435

Cost*	27,723	31,065
Accumulated Change in Fair Value*	2,351	9,105
Carrying Value	30,074	40,170

Gain on Maturities	$70,300	$53,265

Number of Policies	18	20
* Cost includes purchase price and premiums paid into the policy to date of maturity. Accumulated change in fair value is impacted by changes in discount rate, updated life expectancy estimates on the life insurance policy and cost of insurance increase.
Policies Not Pledged
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at November 30, 2019 was 11.4 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,297	12,000
Total	2	$1,297	$12,000
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at November 30, 2018 was 12.2 years. The following table describes the Company’s life settlements as of November 30, 2018 (dollars in thousands).

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,172	12,000
Total	2	$1,172	$12,000

NOTE 10 - INVESTMENT IN LIMITED PARTNERSHIP

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

Amended and Restated Limited Partnership Agreement of White Eagle

In connection with the WE Investment, the Limited Partnership Agreement of White Eagle was amended and restated (the "A&R LPA") to provide for the issuance of the Class A, B and D limited partnership interests, and for funding of an "Advance Facility" evidenced by the Class D limited partnership interests, to maintain reserves sufficient to fund premiums, certain operating expenses of White Eagle and certain minimum payments to Lamington as the holder of the Class B interests. The A&R LPA provides generally that holders of the Class A and Class B Interests receive distributions of proceeds of the assets of

White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and 4.0 million for the subsequent seven (7) years, provided that commencing after year three (3), such minimum payments will be utilized to repay the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distribution as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility) and to any indemnification payments, if any, due to such holders and related indemnified persons pursuant to the indemnities afforded them in and in relation to the A&R LPA, Subscription Agreement, Master Termination Agreement and related documents. As of the closing of the WE Investment, Lamington Road Bermuda, LTD resigned as manager of the portfolio and was replaced by an affiliate of Jade Mountain.

On August 16, 2019, White Eagle, Palomino JV GP Limited, ("the General Partner") and the Manager entered into the Management Agreement, setting forth the terms and conditions pursuant to which the General Partner has delegated certain of its management rights and obligations under the A&R LPA to the Manager.

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

At November 30, 2019 there was no Class B true up payment outstanding.

Class D Return. The aggregate repayment amount of approximately $8.0 million ( as described above) owed by the Class B Limited Partner to the Class D Limited Partner, payable in accordance with the terms herein, which shall equal the greater of (x) 125% of the Class D Payment Amount (which is $10.0 million), and (y) the Class D Payment Amount plus the total amount of unpaid interest accruing on the Class D Payment Amount at a rate equal to 11% per annum compounded quarterly from the Effective Date through the date on which the Class D payment amount and all accrued and unpaid interest is repaid in full.

At November 30, 2019, accrued and unpaid interest on the Class D Return was approximately $259,000 with outstanding principal of $8.0 million. The amount is to be repaid through the waterfall distribution as stated above. There was no payment made during the twelve months ended November 30, 2019.

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

During the twelve months ended November 30, 2019, approximately $1.7 million was received by the Company for the minimum Class B interest monthly distribution. This amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

Expense. On August 16, 2019, the Class A Limited Partner contributed $21.8 million to the premium/expense reserve account in satisfaction of its obligations to fund the premium/expense reserve account as of the Effective Date, and (ii) advanced under the Advance Facility $8.3 million by deposit into the premium/expense reserve account on behalf of the Class B Limited Partner, in satisfaction of the Class B Limited Partner’s obligations to fund the premium/reserve fund as of the Effective Date. This $8.3 million is to be repaid through the waterfall distribution from amounts to be distributed to the Company. Total initial premium/expense reserve was approximately $30.0 million on August 16, 2019. The Class A Limited Partner also contributed $1.8 million towards expenses on August 16, 2019.

At November 30, 2019, approximately $267,000 in accrued and unpaid interest was outstanding on the $8.3 million advanced on behalf of the Class B Limited Partner, the amount is to be repaid through the waterfall distribution as stated above. There was no payment during the twelve months ended November 30, 2019.

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

Funds in the premium/expense reserve account shall be used or otherwise distributed in the following order of priority:

Premium/Expense Reserve Account	August 16, 2019 to November 30, 2019
	Amount	Use of Proceeds
First	$30,173	Premiums, Expenses and Manager Fees
Second	1,667	Minimum Class B Interest Monthly Distribution - after three years, Class D Returns takes priority until paid in full
Third	—	Minimum Class B Interest Monthly Distribution
Fourth	—	Retained For Premium/Expense to Cover Three Months of Transactions, excess to be sent to the Collection Account
	$31,840

During the twelve months ended November 30, 2019, approximately $31.8 million was distributed from the premium/expense reserve account, of this amount, approximately $28.3 million was utilized to pay premiums, approximately $1.9 million in facility related expenses and approximately $1.7 million was utilized for distribution to the Company to satisfy the requirements of the Class B monthly distribution.

During the twelve months ended November 30, 2019, the premium/expense reserve account received approximately $36.0 million in distributions inclusive of $30.0 million funded on the Transaction Date and $6.0 million from the collection account through maturity proceeds collected. The account balance was approximately $4.2 million at November 30, 2019. Approximately $13.0 million was in the collection account pending distributions to the premium/expense account at November 30, 2019. The below is a reconciliation of the premium/expense reserve account for the twelve months ended November 30, 2019.

August 16, 2019 to November 30, 2019
Distributions received
Class A and Class B holders	$30,000
Collections account	6,035
Total distribution received	$36,035

Less Payments:
Premiums and expenses	$30,173
Class B monthly distribution	1,667
Total payments	$31,840

Balance at November 30, 2019	$4,195

Approximately $667,000 was due for distribution to the Company for the month of November 30, 2019, the amount was received subsequent to the year end.

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

On each Distribution Date, funds on deposit in the Collections Account shall be distributed by the Paying Agent ("Wilmington Trust, N.A") pursuant to the Waterfall Notice in the following order of priority:

Collection Account	August 16, 2019 to November 30, 2019
Priority	Amount	Use of Proceeds
First	$6,035	Premium/Expense Reserve Account - to cover next three months of premiums and expense
Second	—	Class A Minimum Return Cumulative Amount*
Third	—	Minimum Class B Interest Monthly Distribution
Fourth	—	Re-balancing the Total Return Distributions with 72.5% to the Class A Limited Partner and 27.5% to Class B Limited Partner
Fifth	—	72.5% to the Class A Limited Partner and 27.5% to the Class B Limited Partner
$6,035

*To pay the Class A Limited Partner the amount necessary such that the Class A Limited Partner shall have received the Class A Minimum Return Cumulative Amount (applied first which is11%), second to the amounts necessary to reduce the principal balance from $406.0 million on the Effective Date to April 2039 when it is expected to be paid in full (the A&R LPA stipulate the expected monthly reduction in target principal commencing in April 2021), third to later contributions by the Class A Limited Partner, excluding Advance Facility but includes funded into premium/expense account on its own behalf and fourth the Class D Return, in each case of the definition of Class A Minimum Return Cumulative Amount as of the last day of the month immediately prior to such Distribution Date.

The below is a reconciliation of funds received in and distributed from the collection account for the twelve months ended November 30, 2019.

August 16, 2019 to November 30, 2019

Maturity proceeds received - face	$19,000
Proceeds received - other	42
Total receipts	$19,042

Less: Distribution to premium/expense account	6,035
Balance at November 30, 2019	$13,007

During the twelve months ended November 30, 2019, the portfolio experienced maturities of 7 policies with face of approximately $32.7 million, approximately $19.0 million was collected at November 30, 2019.

The below is a reconciliation of receivable for maturity of life settlement held by the limited partnership for the twelve months ended November 30, 2019.

August 16, 2019 to November 30, 2019

Maturities	$32,726
Proceeds received	19,000
Receivable at November 30, 2019	$13,726

On August 16, 2019, Lamington's capital contribution to White Eagle was an estimated fair value of approximately $138.9 million. The Company performed a valuation at November 30, 2019 resulting in a value of approximately $137.8 million.

At November 30, 2019, there were 561 policies in the White Eagle portfolio with death benefits of approximately $2.6 billion and weighted average life expectancy calculated based on death benefit of the insureds in the policies was 7.1 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Face Value
0-1	8	$30,795
1-2	25	94,018
2-3	35	139,464
3-4	59	272,895
4-5	50	257,050
Thereafter	384	1,846,886
Total	561	$2,641,108

*Based on remaining life expectancy at November 30, 2019, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits. See "Life Settlements," in Note 15, "Fair Value Measurements," of the accompanying consolidated financial statements.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of November 30, 2019, are as follows (in thousands):

Year	Expected Premiums
2020	101,737
2021	106,765
2022	102,721
2023	97,127
2024	91,852
Thereafter	614,608
$1,114,810

The amount of $1.1 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

See Note 15, "Fair Value Measurement", to the accompanying consolidated financial statements for further information.

NOTE 11 - WHITE EAGLE REVOLVING CREDIT FACILITY

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

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $47.6 million 8.5% Senior Secured Notes due July 15, 2021 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), the $75.8 million 5.0% Convertible Notes due February 15, 2023 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), and the $1.2 million 8.50% Convertible Notes due February 15, 2019 which was fully repaid during the year ended November 30, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 12, 8.50% Senior Unsecured Convertible Notes, Note 13, 5.0% Senior Unsecured Convertible Notes and Note 14, 8.5% Senior Secured Notes to the accompanying consolidated financial statements for further information.

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

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed from the collection account in accordance with the budget approved by the Bankruptcy court and the White Eagle Revolving Credit Facility termination agreement (in thousands):

Collection account balance at December 1, 2018	$28,059
Face value collected in current quarter	60,163
Face value collected in prior quarters	32,342
Other collections *	2,575
$123,139

Expenses paid from the collection account Post-Petition
Premiums paid 2019	(65,905)
Interest expenses	(28,331)
Payment toward principal	(1,804)
White Eagle credit facility expenses	(9,304)
Refund of premium payments advanced by parent	(3,000)
Lender allowed claim-Beal	(5,839)
Transfers of remaining funds to Lamington	(8,956)
$(123,139)

Collection account balance at August 16, 2019**	$—

*Includes refund of premiums and interest earned on maturity proceeds
** Collection account was closed on August 16, 2019 in connection with the termination of the White Eagle Revolving Credit Facility.

For the year ended November 30, 2018, $76.6 million, of proceeds received from the maturity of policies pledged under the White Eagle Revolving Credit Facility, were distributed through the waterfall in the following stages of priority (in thousands):

	Twelve Months Ended November 30, 2019	Eleven Months Ended November 30, 2018
Clause	Amount		Use of Proceeds
First:	$—	$334	Custodian and Securities Intermediary
Second:	—	—	White Eagle - Ongoing Maintenance Cost Reimbursable
Third:	—	—	Administrative Agent - Protective Advances
Fourth:	—	79	Administrative Agent - Administrative Agent Fee and Legal Expense Reimbursement
Fifth:	—	22,757	Administrative Agent - Accrued and Unpaid Interest
Sixth:	—	52,683	Administrative Agent - Required Amortization
Seventh:	—	—	Administrative Agent - Amortization Shortfall
Eighth:	—	340	Administrative Agent - Participation Interest
Ninth:	—	—	Reserved
Tenth:	—	—	Administrative Agent Aggregate Unpaid Participation Interest
Eleventh:	—	—	Administrative Agent - Remaining Available Amount After Clause First to Tenth
Twelfth:	—	—	Wilmington Trust - Custodian and Securities Intermediary - Unpaid Fees
Thirteenth:	—	416	Borrower - Any Remaining Available Amount After Clause First to Twelfth
Total Distributions	$—	$76,609

Use of Proceeds. Generally, ongoing advances may be made for paying premiums on the life insurance policies pledged as collateral and to pay the fees of service providers. Effective with the White Eagle Amendment on November 9, 2015, ongoing advances may no longer be used to pay interest, which will now be paid by White Eagle if there is not otherwise sufficient amounts available from policy proceeds to be distributed to pay interest expense pursuant to the waterfall described above in "Amortization and Distributions." Subsequent advances and the use of proceeds from those advances are at the discretion of the lenders. During the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018, advances for premium payments and fees to service providers amounted to (in thousands):

	November 30,	November 30,
	2019	2018
Amount drawn for premium payments	$4,221	$84,922
Amount drawn in fees to service providers	—	2,478
Total amount drawn	$4,221	$87,400

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

Interest paid during the period is recorded in the Company’s consolidated financial statements. Accrued interest is reflected as a component of the estimated fair value of the White Eagle Revolving Credit Facility debt. The below table shows the composition of interest for the twelve months ended November 30, 2019 and the year ended November 30, 2018 (in thousands):

	November 30,	November 30,
	2019	2018
Interest paid through waterfall	$—	$22,757
Participation interest paid by waterfall	—	340
Interest paid from collection account	28,331	—
Total interest expense	$28,331	$23,097

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

The Company elected to account for the debt under the White Eagle Revolving Credit Facility in accordance with ASC 820, Fair Value Measurements and Disclosures, which includes the 45% interest in policy proceeds to the lender, using the fair value method. The fair value of the debt is the amount the Company would have to pay to transfer the debt to a market participant in an orderly transaction. The Company calculated the fair value of the debt using a discounted cash flow model taking into account the stated interest rate of the credit facility and probabilistic cash flows from the pledged policies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts of CLMG to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations. The effective period under the Standstill Agreement was extended several times, finally to December 13, 2018. On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP Chapter 11 Cases were dismissed on November 25, 2019.

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

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP Chapter 11 Cases were dismissed on November 25, 2019.

Deconsolidation and Subsequent Measurement of the Deconsolidated Entities

Lamington and its subsidiaries' (White Eagle, WEGP and Lamington Bermuda) financial results were excluded from the Company’s consolidated results for the period from November 14, 2018, the Petition Date, to August 16, 2019, the day the date the White Eagle Revolving Credit Facility was terminated. ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment (deconsolidation applies to Lamington and all subsidiaries owned, directly or indirectly, by Lamington, including WEGP, White Eagle and Lamington Bermuda which collectively are referred to herein as the ("Deconsolidated Entities" or the "Debtors"). Therefore, our 2019 results are not comparable with our 2018 results. Under ASC 810, this loss of control would likely trigger a gain or loss for the parent as the parent would remeasure its retained noncontrolling investment at fair value each reporting period. We assessed the inherent uncertainties associated with the outcome of the Chapter 11 reorganization process and the anticipated duration thereof, and concluded that it was appropriate to deconsolidate Lamington and its subsidiaries effective on the Petition Date. Effective August 17, 2019, the entities were deemed to have emerged from bankruptcy and were no longer deconsolidated. See Note 2, "Summary of Significant Accounting Policies - Reorganization and Consolidation" to the accompanying consolidated financial statements.

Beal Litigation

On January 25, 2019, the Company, White Eagle, Lamington, and WEGP (collectively the "Plaintiffs") filed the Suit against LNV, Silver Point and GWG (the "Defendants") in the Bankruptcy Court where the Suit will be administered together with the previously filed Chapter 11 Cases. LNV, a subsidiary of Beal, is the lender under the White Eagle Revolving Credit Facility.

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

NOTE 12- 8.50% SENIOR UNSECURED CONVERTIBLE NOTES

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

The Company recorded $93,000 of interest expense on the Convertible Notes, including $73,000, $18,000 and $3,000 from interest, amortizing debt discounts and originations costs, respectively, during the twelve months ended November 30, 2019.

For the eleven months ended November 30, 2018, the Company recorded $169,000 of interest expense on the Convertible Notes, including $93,000, $66,000 and $10,000 from interest, amortizing debt discounts and origination costs, respectively.

NOTE 13— 5.0% SENIOR UNSECURED CONVERTIBLE NOTES

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

As of November 30, 2019, the outstanding principal of the New Convertible Notes is $75.8 million with a carrying value $71.0 million, net of unamortized debt discounts and origination costs of $4.2 million and $621,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the twelve months ended November 30, 2019, the Company recorded $5.1 million of interest expense on the New Convertible Notes, including $3.8 million, $1.1 million and $165,000 from interest, amortization of debt discount and origination costs, respectively.

During the eleven months ended November 30, 2018, the Company recorded $4.6 million of interest expense on the New Convertible Notes, including $3.5 million, $947,000 and $140,000 from interest, amortization of debt discount and origination costs, respectively.

Subsequent Event

On December 11, 2019 the Company redeemed $8.0 million principal amount of the 5.0% Convertible Notes in exchange for cash consideration of $4.8 million inclusive of unpaid interest of approximately $123,000. The Company incurred a net gain on extinguishment of approximately $2.8 million after expense for derivative and origination cost write off of approximately $442,000 and $66,000, respectively. Upon such redemption, the Convertible Notes were surrendered and canceled.

NOTE 14 - 8.5% SENIOR SECURED NOTES

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

The Company issued an additional $4.0 million in additional 8.5% Senior Secured Notes in lieu of a cash payment of interest to the relevant holders of the notes during the year ended November 30, 2019.

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

At November 30, 2019, the outstanding principal of the 8.5% Senior Secured Notes is $47.6 million with a carrying value of $45.7 million, net of discount and unamortized debt issuance cost $1.6 million and $362,000, respectively.
During the twelve months ended November 30, 2019, the Company recorded approximately $6.0 million of interest expense on the 8.5% Senior Secured Notes, which includes $4.9 million of interest, $468,000 of amortizing debt issuance costs $594,000 of amortizing of debt discount respectively.
During the eleven months ended November 30, 2018, the Company recorded approximately $3.0 million of interest expense on the 8.5% Senior Secured Notes, which includes $2.8 million of interest and $244,000 of amortizing debt issuance costs.

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company carries life settlements, investment in limited partnership and investment in deconsolidated subsidiaries at fair value as shown in the consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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
Assets and liabilities measured at fair value on a recurring basis
The balances of the Company’s assets measured at fair value on a recurring basis as of November 30, 2019, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in limited partnership	$—	$—	$137,849	$137,849
Investment in life settlements	—	—	1,297	1,297
	$—	$—	$139,146	$139,146
The balances of the Company’s assets measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life settlements - Deconsolidated	$—	$—	$505,235	$505,235
Investment in life settlements - Consolidated	—	—	1,172	1,172
	$—	$—	$506,407	$506,407

Investment in deconsolidated subsidiaries	$—	$—	$128,795	$128,795
The balances of the Company’s liabilities measured at fair value on a recurring basis as of November 30, 2018, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
White Eagle Revolving Credit Facility - Deconsolidated	$—	$—	$346,670	$346,670
	$—	$—	$346,670	$346,670
The below is a quantitative analysis of the Company's level 3 assets fair value measurements at November 30, 2019:

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 11/30/19	Aggregate death benefit 11/30/2019	Valuation Technique	Unobservable Input	Range (Weighted Average)

Investment in life settlements	$1,297	$12,000	Discounted cash flow	Discount rate	13.25% - 15.25%
				Life expectancy evaluation	11.4 years
Investment in limited partnership	$137,849	$736,449	Discounted cash flow	Discount rate	15.25%
				Life expectancy evaluation, distributions, return on investment

Following is a description of the methodologies used to estimate the fair values of assets measured at fair value on a recurring basis and within the fair value hierarchy inclusive of life settlements and investment in limited partnership which holds a portfolio of life settlements.

Life settlements-The Company has elected to account for the life settlement policies it acquires using the fair value method. The Company uses a present value technique to estimate the fair value of its life settlements, which is a Level 3 fair value measurement as the significant inputs are unobservable and require significant management judgment or estimation. The Company currently uses a probabilistic method of valuing life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions are the estimates of life expectancy of the insured and the discount rate.

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

Historically, the Company has procured the majority of its life expectancy reports from two life expectancy report providers (AVS Underwriting LLC and 21st Services, LLC) for valuation purposes and used an average or "blending," of the results of the two life expectancy reports to establish a composite mortality factor.

On October 18, 2018, 21st Services announced revisions to its underwriting methodology, these revisions have generally been understood to lengthen the average reported life expectancy furnished by this life expectancy provider by 9%. On October 29, 2018 AVS Underwriting LLC also announced revisions to its underwriting methodology without an estimated impact, which resulted in an average lengthening of the life expectancies by approximately 13%.

To account for the impact of the revisions by 21st Services and based off of market responses to the methodology change, the Company decided to lengthen the life expectancies furnished by 21st Services by 9% during the eleven months ended November 30, 2018. The resulting impact is approximately $124.0 million reduction in the fair value of its life settlements.

Further, the Company has decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. The Company's decision was based on a series of events leading up to the announcement on October 29, 2018, which includes AVS inability to furnish timely reports to allow the Company to blend the results to facilitate timely quarterly reporting. Market participants have expressed concerns regarding their inability to connect the new AVS model to past model. During the eleven months ended November 30, 2018, the Company discontinued its blending approach. The resulting impact is approximately $23.1 million reduction in the fair value of its life settlements.

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

Life Expectancy Months Adjustment	Value	Change in Value
+6	$1,090	$(207)
-	$1,297	$—
-6	$1,514	$217

Discount rate

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s portfolio of life settlements. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of policies. In considering these factors, at November 30, 2019, the Company determined that the weighted average discount rate calculated based on death benefit was 14.92%, compared to 13.43% at November 30, 2018.

Credit exposure of insurance company

The Company considers the financial standing of the issuer of each life insurance policy. Typically, we seek to hold policies issued by insurance companies that are rated investment grade by the top three credit rating agencies. At November 30, 2019, the Company had no life insurance policies issued by one carriers that were rated non-investment grade as of that date.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Company’s life settlements as of November 30, 2019:

Carrier - Consolidated	Percentage of Total Fair Value	Percentage of Total Death Benefit	Moody’s Rating	S&P Rating
Sun Life Assurance Company of Canada	100.0%	100.0%	Aa3	AA

Market interest rate sensitivity analysis

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The extent to which the fair value could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount rate on the death benefit used to estimate the fair value. If the weighted average discount rate was increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of November 30, 2019 would be as follows (dollars in thousands):

Weighted Average Rate Calculated Based on Death Benefit - Consolidated	Rate Adjustment	Value	Change in Value
14.42%	-0.50%	$1,352	$55
14.92%	—	$1,297	$—
15.42%	0.50%	$1,245	$(52)
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

White Eagle Revolving Credit Facility -White Eagle holds life insurance policies previously pledged by White Eagle to serve as collateral for its obligations under the White Eagle Revolving Credit Facility. On August 16, 2019, the Company entered into a subscription agreement (the "Subscription Agreement") pursuant to which White Eagle sold 72.5% of its limited partnership in the form of newly issued limited partnership interests (the "WE Investment"). The proceeds of the WE Investment were used to satisfy in full (i) White Eagle’s Revolving Credit Facility, and (ii) the DIP Financing extended by CLMG, as agent, and LNV, as lender, to White Eagle, each in connection with the termination of the White Eagle Revolving Credit Facility and the release of the related liens on the collateral thereunder pursuant to the Master Termination Agreement. The repayment and termination of the White Eagle Revolving Credit Facility and the termination of the DIP Financing, which had not been drawn against, were in accordance with the Plan of Reorganization.

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

On August 16, 2019, Lamington's capital contribution to the limited partnership was an estimated fair value of approximately $138.9 million. The Company performed a valuation at November 30, 2019 resulting in a value of approximately $137.8 million using an estimated discount rate of approximately 15.25%.

See Note 10, "Investment in Limited Partnership", to the accompanying consolidated financial statements for further information.

Discount rate of investment in limited partnership

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy, the Company's estimates of the return an investor would require and the current rate of return of the major partner.

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s 27.5% investment in White Eagle Asset Portfolio. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment and engages in discussions with other market participants. In considering these factors, at November 30, 2019, the Company determined that the estimated discount rate was 15.25%.

Market interest rate sensitivity analysis of the investment in limited partnership
The extent to which the fair value of the investment in limited partnership could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of investment in limited partnership as of November 30, 2019 would be as follows (dollars in thousands):

Weighted Average Rate	Rate Adjustment	Value	Change in Value
14.75%	-0.50%	$141,694	$3,845
15.25%	—	$137,849	$—
15.75%	0.50%	$134,157	$(3,692)
Changes in Fair Value
The following tables provides a roll-forward in the changes in fair value for the periods ended November 30, 2019, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements - Consolidated:
Balance, December 1, 2018	$1,172
Purchase of policies	—
Change in fair value	(38)
Matured/lapsed/sold polices	—
Premiums paid	163
Balance, November 30, 2019	$1,297
Changes in fair value included in earnings for the period relating to assets held at November 30, 2019	$(38)

Life Settlements - Deconsolidated:
Balance, December 1, 2018	$505,235
Purchase of policies	—
Change in fair value	(16,841)
Receivable for maturity of life settlement write off	17,800
Policies sold	(344,845)
Policies matured	(100,373)
Premiums paid	69,827
Balance, Transfer to investment in limited partnership	(130,803)
Balance, August 16, 2019	$—
Changes in fair value included in earnings for the period relating to deconsolidated assets held at November 30, 2019	$—

The following table provides a roll-forward in the changes in fair value for the nine months ended November 30, 2019, for investment in limited partnership for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Investment in Limited Partnership
Balance, December 1, 2018	$—
Transfer from investment in life settlement	130,803
Change in fair value - August 16, 2019	15,352
Advance for Class D Shares	(8,000)
Balance, August 16, 2019	$138,155

Distributions	(1,667)
Change in fair value - August 17, 2019 to November 30, 2019	1,361
Balance, November 30, 2019	$137,849
Changes in fair value included in earnings for the period relating to assets held at November 30, 2019	$(306)
The following tables provides a roll-forward in the changes in fair value for the periods ended November 30, 2019, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility - Deconsolidated :
Balance, December 1, 2018	$346,670
Draws under the White Eagle Revolving Credit Facility	4,221
Payments on White Eagle Revolving Credit Facility	(367,985)
Unrealized change in fair value	17,094
Balance, August 16, 2019	$—
Changes in fair value included in earnings for the period relating to liabilities at November 30, 2019	$—
The following table provides a roll-forward in the changes in fair value for the period ended November 30, 2019, for the investment in deconsolidated subsidiaries for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Investment in Deconsolidated Subsidiaries
Investment in Lamington at December 1, 2018	$128,795
Change in fair value	37,941
Transferred to consolidation	(166,736)
Investment in Lamington at August 16, 2019	$—
The following table provides a roll-forward in the changes in fair value for the year ended November 30, 2018, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

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
The following table provides a roll-forward in the changes in fair value for the year ended November 30, 2018, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility
Balance, January 1, 2018	$329,240
Draws under the White Eagle Revolving Credit Facility	82,202
Payments on White Eagle Revolving Credit Facility	(52,683)
Unrealized change in fair value	(70,900)
Deconsolidation of White Eagle Revolving Credit Facility, November 13, 2018	(287,859)
Balance, November 13, 2018	$—
Changes in fair value included in earnings for the period relating to liabilities at November 30, 2018	$(70,900)

White Eagle Revolving Credit Facility - Deconsolidated:
Balance, November 13, 2018	$287,859
Draws under the White Eagle Revolving Credit Facility	5,198
Payments on White Eagle Revolving Credit Facility	—
Unrealized change in fair value	53,613
Balance, November 30, 2018	346,670
Changes in fair value included in earnings for the period relating to deconsolidated liabilities at November 30, 2018	$53,613
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

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, receivable for maturity of life settlements, Promissory Notes receivable, Promissory Notes interest receivable, investment in affiliates, 8.5% Senior Secured Notes, 5.0% Senior Unsecured Convertible Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

NOTE 16 - SEGMENT INFORMATION

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Agreements
The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $268,000, with a provision for a 3% increase on each anniversary of the rent commencement date. Rent expense was approximately $290,000, $396,000 and $407,000 for the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and 2017, respectively.

During the eleven months ended November 30, 2018, the Company entered into a sublease agreement with a subtenant that commenced on October 1, 2018 and expires on September 15, 2020. The annual base rent of the subtenant is $78,000. On March 11, 2019 the sublease contract was amended to increase the square footage thereunder, hence increasing the annual base rent to $89,000.

The future minimum payments under operating leases for each of the one succeeding years subsequent to November 30, 2019 are as follows (in thousands):

November 30,
2020	$217

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

Severance Agreements

On November 12, 2019, the Company entered into a retention agreement with each of Mr. Simony, (the "Simony Retention Agreement"), and Mr. Werblowsky, (the "Werblowsky Retention Agreement" and, together with the Simony Retention Agreement, the "Retention Agreements"). Each Retention Agreement provides for a cash retention payment (each, a "Retention Payment") and certain extended benefits to each of Mr. Simony and Mr. Werblowsky (the "Benefits") in recognition of his significant contributions to consummating the Company’s August 2019 transaction with Jade Mountain Partners, LLC, which allowed the Company and its then subsidiary White Eagle Asset Portfolio, L.P to refinance an onerous credit facility and improve the Company’s overall financial position (the "White Eagle Transaction), and in consideration of Mr. Simony’s and Mr. Werblowsky’s continued support and assistance with the current restructuring under consideration by the Company (the Restructuring").

The Retention Agreements provide that in exchange for the Retention Payment and Benefits, each of Mr. Simony and Mr. Werblowsky will remain employed by Imperial pursuant to his current employment agreement, each dated March 13, 2018 (the "Employment Agreements"), and that each Retention Payment is in lieu of any severance otherwise payable to Mr. Simony or Mr. Werblowsky under his Employment Agreement. In addition, each of Mr. Simony and Mr. Werblowsky will not be eligible to receive any portion of his Retention Payment if he is terminated for Cause (as defined in the Employment Agreements) or resigns without Good Reason (as defined in the Employment Agreements). The Retention Payments consist of $1.0 million for Mr. Simony and $500,000 for Mr. Werblowsky. The Benefits consist of, for each of Mr. Simony and Mr. Werblowsky, 12 months of (x) COBRA health insurance coverage reimbursement from the company and (x) other benefits to which he would be entitled upon an involuntary termination without Cause under his Employment Agreement. The Retention Payments are payable as to two-thirds upon entering into the Retention Agreements and one-third within three (3) business days of the consummation of the Restructuring, so long as the White Eagle Transaction remains in full force and effect and White Eagle and its limited partnership agreement remain operative and in good standing.

Subsequent Event

On December 10, 2019, the Company, entered into a retention agreement with Miriam Martinez, the Company’s Senior Vice President, Chief Financial Officer and Secretary (the "Martinez Retention Agreement").The Martinez Retention Agreement provides for a cash retention payment (the "Martinez Retention Payment") and certain extended benefits to Ms. Martinez (the "Martinez Benefits") in recognition of the significant contributions to consummating the Company’s August 2019 transaction with Jade Mountain, which allowed the Company and White Eagle to refinance the White Eagle Revolving Credit Facility and improve the Company’s overall financial position (the "White Eagle Transaction"), and in consideration of Ms. Martinez’s continued support and assistance with the Restructuring.

The Martinez Retention Agreement provides that in exchange for the Martinez Retention Payment and Martinez Benefits, Ms. Martinez will remain employed by Imperial pursuant to the 2018 Martinez Agreement, and that the Martinez Retention Payment is in lieu of any severance otherwise payable to Ms. Martinez under the 2018 Martinez Agreement. In addition, Ms. Martinez will not be eligible to receive any portion of the Martinez Retention Payment if she is terminated for Cause (as defined in the 2018 Martinez Agreement) or resigns without Good Reason (as defined in the 2018 Martinez Agreement). The Martinez Retention Payment consists of $700,000. The Martinez Benefits consist of 18 months of (x) COBRA health insurance coverage reimbursement from the Company and (x) other benefits to which she would be entitled upon an involuntary termination without Cause under the 2018 Martinez Agreement. The Martinez Retention Payment is payable as to two-thirds upon entering into the Martinez Retention Agreement and one-third within three (3) business days of the consummation of the Restructuring, so long as the White Eagle Transaction remains in full force and effect and White Eagle and its limited partnership agreement remain operative and in good standing. In the event that the Company files for bankruptcy prior to the payment of any portion of the Martinez Retention Payment or Martinez Benefits, the Company will file with the bankruptcy court a motion to approve a Key Employee Retention Plan to preserve each of Ms. Martinez’s rights under the Martinez Retention Agreement to the full Martinez Retention Payment and Martinez Benefits provided that she must comply with all of the provisions of the Martinez Retention Agreement.

Compensation Agreement - Chief Executive Officer

On January 27, 2020, the Company, granted a bonus to Patrick J. Curry, the Company’s Chief Executive Officer (the "Bonus"), in recognition of his past and ongoing work for the Company. The Bonus consists of: (i) $400,000 in cash, payable promptly after the grant, and 1,000,000 shares of restricted common stock of Emergent, vesting in thirds upon the first three anniversaries of the grant date, (ii) up to $300,000 in cash, as determined by the Compensation Committee (the "Compensation Committee") of Emergent’s Board of Directors (the "Board"), payable upon the consummation of the Company’s contemplated restructuring, and (iii) up to $300,000 in cash, as determined by the Compensation Committee, if the Company effects the Restructuring at least $600,000 under the budget for such Restructuring that is approved by the Board within 45 days of the date hereof, measured as of 30 days after the date of the Restructuring.

Resignation - Chief Investment Officer

On January 29, 2020, Jack Simony, the Company’s Chief Investment Officer, notified the Company of his resignation, effective on February 7, 2020. Also on January 29, 2020, the Company and Mr. Simony entered into an amendment (the "Amendment") to the Retention Agreement dated as of November 12, 2019 with Jack Simony, the Company’s Chief Investment Officer (the "Simony Retention Agreement"). The Simony Retention Agreement provided for, among other things, a retention payment to Simony by the Company in the amount of $1.0 million, two-thirds of which has already been paid and the remaining one-third to be paid within three (3) business days of the closing of the current restructuring under consideration by the Company. Pursuant to the Amendment, the remaining one-third of the retention payment is accelerated and will be paid within seven (7) days of the date of the Amendment.

See Note 22, "Subsequent Events," of the accompanying consolidated financial statements for further information.

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

Litigation Settlement

On May 22, 2019, a settlement (the "Lincoln Benefit Settlement") in the amount of $21.3 million was signed between Lincoln Benefit Life Company ("Lincoln Benefit"), White Eagle and Emergent Capital pursuant to which Lincoln Benefit agreed not to contest the 55 life insurance policies that are presently owned by White Eagle and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The Lincoln Benefit Settlement relates to six separate legal actions pertaining to the validity of certain White Eagle policies and receivables for maturities of life settlements totaling $39.1 million. The Lincoln Benefit Settlement was approved by the Bankruptcy Court in June 2019, and accordingly, the receivable for maturities of life settlement was adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements loss in the condensed and consolidated financial statements of the Debtors at November 30, 2019. The $2.0 million settlement related to the Allstate lawsuit was recorded as other income on the statement of operations for consolidated financial statements at November 30, 2019.

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

Subsequent Event

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust"). The Settlement Agreement relates to Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al., Case No. 13-cv-80385 BRANNON (consolidated with Case No. 13-cv-80730) (S.D. Florida) (the "Legal Action"), which has been ongoing since 2013.

Pursuant to the Settlement Agreement, (i) 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable, (ii) the Legal Action dismissed with prejudice, (iii) Sun Life agreed not to challenge the validity of or to seek to deny coverage (other than for non-payment of premiums) for certain life insurance policies issued by it and held by White Eagle that were specifically excluded from the settlement or have already matured, and (iv) Sun Life released all claims against the Company and Wilmington Trust, and the Company and Wilmington Trust released all claims against Sun Life.

See Note 22, "Subsequent Events," of the accompanying consolidated financial statements for further information.

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

On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP Chapter 11 Cases were dismissed on November 25, 2019.

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

In order to effectuate the settlement, a portion the proceeds under the Settlement Agreement was used to repurchase the policies from White Eagle. Any remaining proceeds were allocated in accordance with the requirements of the Amended and Restated Limited Partnership Agreement of White Eagle.

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

NOTE 18 - STOCKHOLDERS’ EQUITY

Shares of Common Stock under Omnibus Plan

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of November 30, 2019, options to purchase 85,000 shares of common stock granted to existing employees were outstanding, 100,000 shares of stock appreciation rights had been granted to a director and were fully and outstanding, 633,215 shares of restricted stock had been granted to directors and were fully vested, 2,270,000 shares of restricted stock units had been granted to certain employees, with a total of 333,333 shares subject to vesting. Approximately 1,936,667 shares have been issued since granted. There were 9,511,785 securities remaining for future issuance under the Omnibus Plan as of November 30, 2019.

Share Note Repurchase Program

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program had a two-year expiration date, and authorized the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees. As of November 30, 2019, the repurchase program has terminated.

Warrants

In connection with a settlement of class action litigation arising in connection with the investigation by the U.S. Attorney's Office for District of New Hampshire ("USAO") into the Company's now legacy premium finance business (the "USAO Investigation"), the Company issued warrants to purchase 2,000,000 shares of the Company’s stock into an escrow account in April of 2014. The estimated fair value as of the measurement date of such warrants was $5.4 million, which is included in stockholders’ equity. The warrants were distributed in October 2014 and have a five-year term from the date they were distributed to the class participants with an exercise price of $10.75. The Company is obligated to file a registration statement to register the shares underlying the warrants with the SEC if shares of the Company’s common stock have an average daily trading closing price of at least $8.50 per share for a 45 day period. The warrants will be exercisable upon effectiveness of the registration statement. The warrants expired during the twelve months ended November 30, 2019.

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

NOTE 19 - EMPLOYEE BENEFIT PLAN
The Company has adopted a 401(k) plan that covers employees that have reached 18 years of age and completed three months of service. The plan provides for voluntary employee contributions through salary deductions, as well as discretionary employer contributions. For the twelve months ended November 30, 2019, the eleven months ended November 30, 2018 and the year ended December 31, 2017, there were no employer contributions made.

NOTE 20 - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited consolidated financial data regarding continuing operations for each quarter of fiscal 2019 and 2018 (in thousands). This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations (in thousands).

	Fiscal 2019
	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter
Total income	$(33,953)	(2)	$(18,792)	(2)	$86,858	7,412
(Loss)/income from continuing operations before taxes	(37,459)		(22,650)		80,196	538
Net (loss)/income from continuing operations	(37,459)		(25,868)		80,201	(15)
(Loss)/income per share from continuing operations:
Basic	$(0.24)		$(0.16)		$0.51	$—	(1)
Diluted	$(0.24)		$(0.16)		$0.41	$(0.02)	(1)

	Fiscal 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total income	$5,591	$5,563	$29,714	$(86,395)
(Loss)/income from continuing operations before income taxes	(3,994)	(6,483)	11,751	(171,170)
Net (loss)/income from continuing operations	(3,994)	(9,603)	14,288	(170,631)
(Loss)/income per share from continuing operations:
Basic and diluted	$(0.03)	$(0.04)	$0.09	$(1.09)

(1)
The sum of the basic and diluted earnings per share amounts for each quarter in fiscal year 2019 and 2018 do not equal the amount presented in the statements of operations for the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018 due to the Company having losses for the twelve months ended November 30, 2019 and the eleven months ended November 30, 2018 and therefore all common stock equivalents were antidilutive for the quarters in which in the Company had losses.

(2)
Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period. These reclassification relate primarily to change in fair value of investment in deconsolidated subsidiaries which was reclassified from expense to income.

NOTE 21 - INCOME TAXES
The provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	November 30, 2019	November 30, 2018	December 31, 2017
Continuing operations	$3,766	$45	$—
Discontinued operations	—	—	—
Provision (benefit) for income taxes	$3,766	$45	$—
Current
Federal	$3,190	$621	$—
State	—	—	—
	$3,190	$621	$—
Deferred
Federal	(34)	2,427	14,109
State	(278)	(60)	2,931
	(312)	2,367	17,040
Valuation allowance increase (decrease)	888	(2,943)	(17,040)
	$576	$(576)	$—

Provision (benefit) for income taxes from continuing operations	$3,766	$45	$—
U.S. and foreign components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	November 30, 2019	November 30, 2018	December 31, 2017
U.S.	$72,481	$(153,896)	$(19,016)
Foreign	(51,856)	(16,001)	15,778
	$20,625	$(169,897)	$(3,238)

The Company’s actual provision (benefit) for income taxes from continuing operations differ from the federal expected income tax provision as follows (in thousands):

	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Tax provision (benefit) at statutory rate	$4,331	21.00%	$(35,678)	21.00%	$(1,134)	35.00%
Increase (decrease) in taxes resulting from:	—	—	—	—	—	—
State tax (net of federal benefit)	(137)	(0.66)	(151)	0.09	(679)	20.98
Attribute reduction from ownership change	—	—	—	—	35,871	(1,107)
Impact of rate changes	(141)	(0.68)	—	—	—	—
Other permanent items	5,802	28.13	(2)	—	2	(0.07)
Tax Cuts and Job Act Enactment	—	—	—	—	(17,199)	530.99
Prior year true-ups	764	3.70	(533)	0.31	50	(2)
Effects of deconsolidation	(18,857)	(91.43)	31,591	(18.59)	—	—
Foreign rate differential	11,116	53.90	3,360	(1.98)	—	—
Alternative Minimum Tax	—	—	621	(0.37)	—	—
Other	—	—	85	(0.05)	129	(3.99)
Valuation allowance (decrease) increase	888	4.30	752	(0.44)	(17,040)	526.08
Provision (benefit) for income taxes	$3,766	18.26%	$45	(0.03)%	$—	—%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	November 30, 2019	November 30, 2018
Deferred tax assets:
Federal and state net operating loss carryforward	$1,371	$2,459
Investment impairment	585	—
Federal AMT Credit carryforward	—	576
Deferred gain and losses	2,339	2,450
Other	3,125	1,153
Total gross deferred tax assets	7,420	6,638
Less valuation allowance	(4,053)	(2,586)
Total deferred tax assets	3,367	4,052
Deferred tax liabilities:
Unrealized gains on life and structured settlements	64	76
Gain on structured settlements deferred for tax purposes	2,636	2,539
Convertible debt discount	667	861
Total deferred tax liabilities	3,367	3,476
Total net deferred tax asset (liability)	$—	$576

The Company is subject to U.S. federal, state and foreign income taxes in the jurisdictions in which it operates. The Company’s provision for income taxes from continuing operations results in an effective rate of 18.26% for the period ended November 30, 2019. The Company recorded a total tax expense of approximately $3.8 million. The Company’s effective tax rate is principally impacted by expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical net operating losses, and interest expense limitations under IRC Sec. 264(a)(4) that apply when determining tested income for the GILTI inclusion. The GILTI inclusion is driven in large part by the Company’s allocable share of taxable income from the WE Investment. The Company coordinates with the manager of the WE Investment to obtain reasonable estimates of the Company’s share of taxable results.

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets as of November 30, 2019.

As of November 30, 2019, the Company has federal and state net operating loss carryovers ("NOLs") of approximately $82.8 million and $96.0 million, respectively. Of these amounts, the Company estimates that approximately $3.7 million and $16.9 million, respectively, may be available for utilization prior to their scheduled expiration periods, as a substantial portion of the NOLs are subject to limitations under Section 382 of the Internal Revenue Code. These NOLs are scheduled to begin expiring in 2031, with the portion of state NOLs generated for the current year having an indefinite life.

Impact of Tax Reform

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

The Company changed the tax year of its U.S. parent from December 31st to November 30th coupled with a concurrent change to the tax year of Lamington, its wholly-owned Irish subsidiary. The change was timely made by filing Form 1128, Application to Adopt, Change, or Retain a Tax Year, in accordance with Rev. Proc. 2006-45 and resulted in a short tax year ended November 30, 2017. The Company timely filed federal and state tax returns for the short period ended November 30, 2017. As a result of the change in tax year, the Company is subject to GILTI for its first tax year beginning on December 1, 2018. Based on the Company’s life settlement assets held within Ireland, the net income generated from these activities are subject to the GILTI regime.

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

Palomino Transaction

On August 16, 2019, the WE Investment was consummated whereby White Eagle, an indirectly-owned entity of the Company, sold to Palomino a 72.5% limited partnership interest in White Eagle, consisting of newly issued and outstanding Class A and Class D interests. Pursuant to the agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests. For U.S. income tax purposes, this transaction was treated as a contribution by White Eagle of its assets and liabilities to a newly-formed partnership in exchange for the 27.5% interest in White Eagle’s capital and profits. The Company recognized no gain or loss as a result of the transaction.

Uncertain Tax Positions
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. A reconciliation of the total amounts of unrecognized benefits at the beginning and end of the period was as follows (in thousands):

	November 30, 2019	November 30, 2018	December 31, 2017
Balance as of beginning of period	$—	$—	$6,295
Additions based on tax positions taken in the current year	—	—	—
Reductions of tax positions for prior years	—	—	(6,295)
Balance as of end of period	$—	$—	$—

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

Tax years prior to 2016 are no longer subject to IRS examination. Various state jurisdiction tax years remain open to examination.

NOTE 22 - SUBSEQUENT EVENTS

Sunlife Settlement Agreement

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust"). The Settlement Agreement relates to Sun Life Assurance Company of Canada v. Imperial Holdings, Inc., et al., Case No. 13-cv-80385 BRANNON (consolidated with Case No. 13-cv-80730) (S.D. Florida) (the "Legal Action"), which has been ongoing since 2013.

Pursuant to the Settlement Agreement, (i) 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable, (ii) the Legal Action dismissed with prejudice, (iii) Sun Life agreed not to challenge the validity of or to seek to deny coverage (other than for non-payment of premiums) for certain life insurance policies issued by it and held by White Eagle that were specifically excluded from the settlement or have already matured, and (iv) Sun Life released all claims against the Company and Wilmington Trust, and the Company and Wilmington Trust released all claims against Sun Life.

Of the $12.7 million received by the Company, approximately $2.0 million was allocated to the two policies that were owned by the Company outside of White Eagle, which resulted in a gain on disposal of approximately $743,000, with approximately $10.6 million allocated to legal fees.

Retention Agreement

On December 10, 2019, the Company, entered into a retention agreement with Miriam Martinez, the Company’s Senior Vice President, Chief Financial Officer and Secretary (the "Martinez Retention Agreement").The Martinez Retention Agreement provides for a cash retention payment (the "Martinez Retention Payment") and certain extended benefits to Ms. Martinez (the "Martinez Benefits") in recognition of the significant contributions to consummating the Company’s August 2019 transaction with Jade Mountain, which allowed the Company and White Eagle to refinance the White Eagle Revolving Credit Facility and improve the Company’s overall financial position (the "White Eagle Transaction"), and in consideration of Ms. Martinez’s continued support and assistance with the Restructuring.

The Martinez Retention Agreement provides that in exchange for the Martinez Retention Payment and Martinez Benefits, Ms. Martinez will remain employed by Imperial pursuant to the 2018 Martinez Agreement, and that the Martinez Retention Payment is in lieu of any severance otherwise payable to Ms. Martinez under the 2018 Martinez Agreement. In addition, Ms. Martinez will not be eligible to receive any portion of the Martinez Retention Payment if she is terminated for Cause (as defined in the 2018 Martinez Agreement) or resigns without Good Reason (as defined in the 2018 Martinez Agreement). The Martinez Retention Payment consists of $700,000. The Martinez Benefits consist of 18 months of (x) COBRA health insurance coverage reimbursement from the Company and (x) other benefits to which she would be entitled upon an involuntary termination without Cause under the 2018 Martinez Agreement. The Martinez Retention Payment is payable as to two-thirds upon entering into the Martinez Retention Agreement and one-third within three (3) business days of the consummation of the Restructuring, so long as the White Eagle Transaction remains in full force and effect and White Eagle and its limited partnership agreement remain operative and in good standing. In the event that the Company files for bankruptcy prior to the payment of any portion of the Martinez Retention Payment or Martinez Benefits, the Company will file with the bankruptcy court a motion to approve a Key Employee Retention Plan to preserve each of Ms. Martinez’s rights under the Martinez Retention Agreement to the full Martinez Retention Payment and Martinez Benefits provided that she must comply with all of the provisions of the Martinez Retention Agreement.

Repurchase of 5% Convertible Notes

On December 11, 2019 the Company redeemed $8.0 million principal amount of the 5.0% Convertible Notes in exchange for cash consideration of $4.8 million inclusive of unpaid interest of approximately $123,000. The Company incurred a net gain on extinguishment of approximately $2.8 million after expense for derivative and origination cost write off of approximately $442,000 and $66,000, respectively. Upon such redemption, the Convertible Notes were surrendered and canceled.

Compensation Agreement - Chief Executive Officer

On January 27, 2020, the Company, granted a bonus to Patrick J. Curry, the Company’s Chief Executive Officer (the "Bonus"), in recognition of his past and ongoing work for the Company. The Bonus consists of: (i) $400,000 in cash, payable promptly after the grant, and 1,000,000 shares of restricted common stock of Emergent, vesting in thirds upon the first three anniversaries of the grant date, (ii) up to $300,000 in cash, as determined by the Compensation Committee (the "Compensation Committee") of Emergent’s Board of Directors (the "Board"), payable upon the consummation of the Company’s contemplated restructuring (the "Restructuring"), and (iii) up to $300,000 in cash, as determined by the Compensation Committee, if the Company effects the Restructuring at least $600,000 under the budget for such Restructuring that is approved by the Board within 45 days of the date hereof, measured as of 30 days after the date of the Restructuring.

Resignation - Chief Investment Officer

On January 29, 2020, Jack Simony, the Company’s Chief Investment Officer, notified the Company of his resignation, effective on February 7, 2020. Also on January 29, 2020, the Company and Mr. Simony entered into an amendment (the "Amendment") to the Retention Agreement dated as of November 12, 2019 with Jack Simony, the Company’s Chief Investment Officer (the "Simony Retention Agreement"). The Simony Retention Agreement provided for, among other things, a retention payment to Simony by the Company in the amount of $1.0 million, two-thirds of which has already been paid and the remaining one-third to be paid within three (3) business days of the closing of the current restructuring under consideration by the Company. Pursuant to the Amendment, the remaining one-third of the retention payment is accelerated and will be paid within seven (7) days of the date of the Amendment.