Form 10-K/A
period 2019-11-30
EMERGENT CAPITAL, INC.
filed 2020-03-16
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No.1)
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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

This Amendment No.1 ("Amendment No. 1") to the Annual Report on Form 10-K of Emergent Capital, Inc. (the "Company") for the fiscal year ended November 30, 2019, as filed with the U.S. Securities and Exchange Commission on March 13, 2020 (the "Original Form 10-K"), is being filed for the sole purpose of correcting the Consent of Independent Registered Public Accounting Firm (the "Consent"). The original Consent did not contain a conformed signature as a result of inadvertent error. A corrected Consent is filed as Exhibit 23.1 attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No.1.

PART IV
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

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith	SEC File #
3.1	Articles of Incorporation of Registrant, as amended.	10-K	3.1	03/14/18		001-35064
3.2	Amended and Restated Bylaws of Registrant, as amended.	10-Q	3.1	11/16/18		001-35064
4.1	Form of Common Stock Certificate.	S-1/A	4.1	11/10/10		333-168785

4.2	Indenture, dated as of February 21, 2014, by and among the Registrant and U.S. Bank, National Association, as indenture trustee.	8-K	4.1	02/21/14	001-35064
4.2.1	First Supplemental Indenture, dated as of March 13, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.2	03/17/17	001-35064
4.2.2	Second Supplemental Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.2	08/01/17	001-35064
4.3	Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and U.S. Bank National Association.	8-K	4.3	08/01/17	001-35064
4.4	Amended and Restated Indenture, dated as of July 28, 2017, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	8-K	4.4	08/01/17	001-35064
4.4.1	First Supplemental Indenture, dated January 10, 2018, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	10-Q	4.1	08/20/18	001-35064
4.4.2	Second Supplemental Indenture, dated as of December 10, 2018, by and among Emergent Capital, Inc. and Wilmington Trust, National Association.	8-K	10.1	12/14/18	001-35064
4.5	Form of Common Stock Purchase Warrant, dated as of July 28, 2017.	8-K	4.1	08/01/17	001-35064
4.6	Form of Warrant to purchase common stock.	S-1/A	4.2	01/12/11	333-168785
4.7	Warrant Agreement related to Class Action Settlement.	10-K	4.3	03/14/16	001-35064
4.8	Special Dividend Note, dated as of July 28, 2017, made by Lamington Road Designated Activity Company in favor of Markley Asset Portfolio, LLC.	8-K	4.5	08/01/17	001-35064
4.9	Description of Securities	10-K	4.9	03/13/20	001-35064
10.1†	Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	04/08/15	001-35064
10.1.1†	Amendment to Amended & Restated Imperial Holdings 2010 Omnibus Incentive Plan.	Def 14A	A	06/09/17	001-35064
10.1.2†	2010 Omnibus Incentive Plan Form of Stock Option Award Agreement.	10-Q	10.7	08/13/13	001-35064
10.1.3†	2010 Omnibus Incentive Plan Form Performance Share Award Agreement.	8-K	10.1	06/09/14	001-35064
10.1.4†	2010 Omnibus Incentive Plan Form Restricted Stock Unit Award Agreement.	10-K	10.2.4	03/14/18	001-035064

10.1.5†	2010 Omnibus Incentive Plan as Amended and Restated Stock Appreciation Rights Award Agreement.	10-Q	10.2	08/20/18	001-35064
10.2††	Second Amended and Restated Loan and Security Agreement, dated as of January 31, 2017, by and among White Eagle Asset Portfolio, LP, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager, CLMG Corp., as Administrative Agent, and LNV Corporation, as Lender.	10-K	10.18	03/21/17	001-35064
10.2.1	First Amendment, dated as of October 4, 2017, to Second Amended and Restated Loan and Security Agreement dated January 31, 2017, by and among white Eagle Asset Portfolio, LP, as borrower, Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, as Portfolio Manager, CLMG Corp., as Administrative Agent, and LNV Corporation, as Lender.	10-K	10.3.4	03/14/18	001-35064
10.3	Second Amended and Restated Securities Account Control and Custodian Agreement, dated January 31, 2017, among White Eagle Asset Portfolio, LP, as borrower, Wilmington Trust, National Association, as securities intermediary and custodian, and CLMG Corp, as the administrative agent.	10-K	10.19	03/21/17	001-35064
10.4.†	Employment Agreement between Imperial Finance and Trading, LLC and Miriam Martinez dated as of March 13, 2018.	10-K	10.5.1	03/14/18	001-35064
10.5	Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Master Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.15	11/10/10	333-168785
10.5.1	Series 2010-1 Supplement dated as of September 24, 2010 to the Master Trust Indenture dated as of September 24, 2010 by and among Imperial Settlements Financing 2010, LLC as the Issuer, Portfolio Financial Servicing Company as the Initial Servicer, and Wilmington Trust Company as the Trustee and Collateral Trustee.	S-1/A	10.16	11/10/10	333-168785
10.6	Registration Rights Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., and the holders party thereto.	8-K	10.3	08/01/17	001-35064
10.7	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Evermore Global Advisors, LLC.	8-K	10.4	08/01/17	001-35064
10.8	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., PJC Investments, LLC and JSARCo, LLC.	8-K	10.5	08/01/17	001-35064
10.9	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Opal Sheppard Opportunities Fund I LP.	8-K	10.6	08/01/17	001-35064

10.10	Board Designation Agreement, dated as of July 28, 2017, by and among Emergent Capital, Inc., Ironsides P Fund L.P. and Ironsides Partners Special Situations Master Fund II L.P.	8-K	10.7	8/1/2017	001-35064
10.11	Board Designation Agreement, dated as of July 28, 2017, by and between Emergent Capital, Inc. and Nantahala Capital Management, LLC.	8-K	10.8	8/1/2017	001-35064
10.12	Registration Rights Agreement, dated as of August 11, 2017, be and between Emergent Capital, Inc. and Brennan Opportunities Fund I LP.	10-Q	10.32	8/14/2017	001-35064
10.13†	Employment Agreement between Imperial Finance and Trading, LLC and Jack Simony dated as of March 13, 2018.	10-K	10.26	3/14/2018	001-35064
10.14†	Employment Agreement between Imperial Finance and Trading, LLC and Harvey Werblowsky dated as of March 13, 2018.	10-K	10.27	3/14/2018	001-35064
10.15	Commitment Letter from PJC Investments, LLC dated March 13, 2018.	10-K	10.28	3/14/2018	001-35064
10.15.1	Commitment Letter from PJC Investments, LLC dated May 9, 2018.	10-Q	10.1	5/10/2018	001-35064
10.15.2	Commitment Letter from PJC Investments, LLC dated August 20, 2018.	10-Q	10.3	8/20/2018	001-35064
10.16	Commitment Letter from Evermore Global Advisors, LLC dated May 9, 2018.	10-Q	10.2	5/10/2018	001-35064
10.16.1	Commitment Letter from Evermore Global Advisors, LLC dated August 20, 2018.	10-Q	10.5	8/20/2018	001-35064
10.17	Commitment Letter from River City Capital, LLC dated May 9, 2018.	10-Q	10.3	5/10/2018	001-35064
10.17.1	Commitment Letter River City Capital, LLC dated August 20, 2018.	10-Q	10.4	8/20/2018	001-35064
10.18	Commitment Letter Ironsides Partners LLC dated December 28, 2018.	8-K	10.2	1/3/2018	001-35064
10.19	Form of Subscription Agreement, dated as of December 28, 2018, by and between Emergent Capital, Inc. and each Investors party thereto.	8-K	10.2	1/3/2019	001-35064
10.20	Note Purchase Agreement dated as of January 30, 2019, by and between Emergent Capital, Inc. and Ironsides Partners Special Situations Master Fund III L.P.	8-K	10.1	2/4/2019	001-35064

10.21†	Retention agreement between Emergent Capital, Inc and Miriam Martinez dated December 10, 2019.	8-K	10.1	12/16/2019	001-35064
10.22†	Retention agreement between Emergent Capital, Inc and Jack Simony dated November 8, 2019.	8-K	10.1	11/18/2019	001-35064
10.23†	Retention agreement between Emergent Capital, Inc and Harvey Werblowsky dated November 8, 2019.	8-K	10.2	11/18/2019	001-35064
10.24	Settlement Agreement dated as of May 24, 2019 by and among LNV Corporation, CLMG Corp., White Eagle Assets Portfolio, LP, Lamington Road Designated Activity Company, White Eagle General Partner, LLC, Emergent Capital, Inc., Imperial Finance and Trading, LLC, Lamington Road Bermuda, LTD, OLIPP IV, LLC and Markley Asset Portfolio LLC.	8-K	10.1	6/14/2019	001-35064
10.25	Debtor-in-Possession Credit Agreement dated as of May 24, 2019 among White Eagle Asset portfolio, LP, LNV Corporation, as DIP Lender, CLMG Corp., as DIP Agent, and the Guarantors named therein.	8-K	10.2	6/14/2019	001-35064
10.26	Second Amended Joint Plan of Reorganization of White Eagle Asset Portfolio, LP, et al., dated as of June 19, 2019.	8-K	10.1	6/24/2019	001-35064
10.27	Commitment Letter dated as of July 18, 2019 among Emergent Capital, Inc., Lamington Road Designated Activity Company, White Eagle Asset Portfolio, LP and Jade Mountain Partners.	8-K	10.1	7/24/2019	001-35064
10.28	Subscription Agreement dated as of August 16, 2019 among Emergent Capital, Inc., Lamington Road Designated Activity Company, White Eagle Asset Portfolio, LP and Jade Mountain Partners.	8-K	10.1	8/21/2019	001-35064
10.29	Amended and Restated Limited Partnership Agreement of White Eagle Asset Portfolio, LP dated as of August 16, 2019.***	8-K	10.2	8/21/2019	001-35064
10.30	Master Termination Agreement dated as of August 16, 2019 among White Eagle General Partner, LLC, Lamington Road Designated Activity Company, White Eagle Asset Portfolio, LP, Markley Asset Portfolio, LLC, CLMG Corp., as administrative agent, LNV Corporation, as initial lender, Wilmington Trust, National Association, in its capacities as securities intermediary, custodian and agent, and Palomino JV, L.P.	8-K	10.3	8/21/2019	001-35064
10.31	Pledge Agreement dated as of August 16, 2019 between Lamington Road Designated Activity Company and Palomino JV, L.P.	8-K	10.4	8/21/2019	001-35064
10.32	Assumption Agreement dated as of August 16, 2019 among White Eagle Asset Portfolio, LP, Lamington Road Designated Activity Company, Emergent Capital Inc. and White Eagle General Partner, LLC.	8-K	10.5	8/21/2019	001-35064

10.33	Indemnification Agreement dated as of August 16, 2019 between Emergent Holdings, Inc. and Wilmington Trust, National Association.	8-K	10.6	8/21/2019		001-35064
10.34	Subscription Agreement dated as of February11, 2019, by and between Emergent Capital.	8-K	10.1	2/15/2019		001-35064
21.1	Subsidiaries of the Registrant.	10-K	21.1	3/13/2020		001-35064
23.1	Consent of Grant Thornton LLP				*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	3/13/2020		001-35064
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	3/13/2020		001-35064
101	Interactive Data Files.	10-K	101	3/13/2020		001-35064
101.INS	XBRL Instance Document	10-K	101.INS	3/13/2020		001-35064
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	101.SCH	3/13/2020		001-35064
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	101.CAL	3/13/2020		001-35064
101.TAX	XBRL Taxonomy Definition Linkbase Document 10.1 & 10.2	10-K	101.TAX	3/13/2020		001-35064
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	101.LAB	3/13/2020		001-35064
101.PRE	SBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	3/13/2020		001-35064

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

EMERGENT CAPITAL, INC.

By:	/S/ PATRICK CURRY
Name:	Patrick J. Curry
Title:	Chief Executive Officer
Date: March 16, 2020