Form 10-Q
period 2020-02-29
EMERGENT CAPITAL, INC.
filed 2020-04-20
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020

or

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

As of April 17, 2020, the Registrant had 158,655,140 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED February 29, 2020

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

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward looking statements include, but are not limited to, the following:

•	our ability to obtain future financings on favorable terms, or at all;

•	our ability to meet our debt service obligations;

•	delays in the receipt of death benefits may impact distribution from our investment in the limited partnership that constitutes our primary asset;

•	increases in premiums on, or the cost of insurance of, life insurance policies owned by the limited partnership;

•	our lack of control over the policies that are within the limited partnership under its current ownership and control;

•	changes in general economic conditions, including inflation, changes in interest or tax rates;

•	our actual results of operations;

•	adverse developments, including financial ones, associated with litigation and judicial actions;

•	changes to actuarial life expectancy tables including inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies owned by the limited partnership;

•	lack of mortalities of insureds of the life insurance policies owned by the limited partnership;

•	increases to the discount rates used to value our investment in the limited partnership;

•	changes in mortality rates and inaccurate assumptions about life expectancies for policies owned by the limited partnership;

•	changes in life expectancy calculation methodologies by third party medical underwriters;

•	the effect on our financial condition as a result of any lapse of life insurance policies owned by the limited partnership;

•	adverse developments in capital markets;

•	deterioration of the market for life insurance policies and life settlements;

•	increased carrier challenges to the validity of life insurance policies owned by the limited partnership;

•	adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;

•	challenges to the ownership of the policies in the portfolio held by the limited partnership;

•	changes in laws and regulations;

•	deterioration in the credit worthiness of the life insurance companies that issued the policies included in the portfolio held by the limited partnership;

•	regulation of life settlement transactions as securities;

•	liabilities associated with our legacy structured settlement business;

•	our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;

•	our ability to maintain a listing or quotation on a national securities exchange or other trading platform for our common stock;

•	cyber security risks and the threat of data breaches resulting in disruption of our information technology systems;

•	loss of the services of any of our executive officers;

•	our ability to mitigate the effects of global intangible low-taxed income ("GILTI") tax;

•	disruptions to our business due to the COVID-19 pandemic, including workforce inability to perform in the ordinary course due to illness or access restrictions; and

•	We do not control our significant asset and rely on third parties to manage it.

All written and oral forward looking statements attributable to the Company, or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. See "Risk Factors" included in our Annual Report on Form 10-K for the twelve months ended November 30, 2019. You should evaluate all forward looking statements made in this Form 10-Q in the context of these risks and uncertainties. The Company cautions you that the important factors referenced above may not contain all of the factors that are important to you.

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	February 29, 2020	November 30, 2019*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$25,117	$24,283
Certificates of deposit	513	511
Prepaid expenses and other assets	2,381	377
Operating lease asset (Note 18)	125	—
Deposits - other	1,377	1,377
Life settlements, at estimated fair value	—	1,297
Fixed assets, net	12	18
Investment in limited partnership, at estimated fair value (Note 11)	143,201	137,849
Total assets	$172,726	$165,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,623	$1,651
Other liabilities	40	86
Operating lease liability (Note 18)	133	—
Interest payable - 5.0% Convertible Notes (Note 14)	159	1,116
5.0% Convertible Notes, net of discount and deferred debt costs (Note 14)	63,779	71,022
Interest payable - 8.5% Senior Secured Notes (Note 15)	854	854
8.5% Senior Secured Notes, net of deferred debt costs (Note 15)	45,933	45,675
Current tax liability	5,623	3,195
Total liabilities	118,144	123,599
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at February 29,2020 and November 30, 2019; 159,277,966 issued and 158,669,966 outstanding as of February 29, 2020; 158,365,275 issued and 157,757,275 outstanding as of November 30, 2019)	1,593	1,584
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of February 29, 2020 and November 30, 2019)	—	—
Treasury Stock, net of issuance cost (608,000 shares as of February 29, 2020 and November 30, 2019)	(2,534)	(2,534)
Additional paid-in-capital	334,598	334,576
Accumulated deficit	(279,075)	(291,513)
Total stockholders’ equity	54,582	42,113
Total liabilities and stockholders’ equity	$172,726	$165,712

 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 10 & 16)	$—	$2
Change in fair value of investment in limited partnership, net of distributions (Notes 11 and 16)	7,351	—
Change in fair value of investment in deconsolidated subsidiaries (Notes 4 & 16)	—	(33,965)
Gain on life settlements, net (Note 10)	743	—
Other income	10,716	46
Total income	18,810	(33,917)
Expenses
Interest expense	2,394	2,763
Extinguishment of debt	(2,815)	—
Personnel costs	1,954	169
Legal fees	909	(5)
Professional fees	857	335
Insurance	317	179
Other selling, general and administrative expenses	264	101
Total expenses	3,880	3,542
Income (loss) from continuing operations before income taxes	14,930	(37,459)
Provision (benefit) provision for income taxes	2,428	—
Net income (loss) from continuing operations	$12,502	$(37,459)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	(64)	(17)
Provision (benefit) provision for income taxes	—	—
Net income (loss) from discontinued operations	(64)	(17)
Net income (loss)	$12,438	$(37,476)
Basic income (loss) per common share:
Continuing operations	$0.08	$(0.24)
Discontinued operations	$—	$—
Net income (loss) - basic	$0.08	$(0.24)
Diluted income (loss) per share:
Continuing operations	$0.07	$(0.24)
Discontinued operations	$—	$—
Net income (loss) - diluted	$0.07	$(0.24)
Weighted average shares outstanding:
Basic	157,568,811	156,919,099
Diluted	199,922,673	156,919,099
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT/EQUITY (UNAUDITED)

Three Months Ended February 29, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2019	158,365,275	$1,584	(608,000)	$(2,534)	$334,576	$(291,513)	$42,113
Net income/(loss)	—	—	—	—	—	12,438	12,438
Stock-based compensation	1,000,000	10	—	—	22	—	32
Retirement of common stock	(87,309)	(1)	—	—	—	—	(1)
Balance, February 29, 2020	159,277,966	$1,593	(608,000)	$(2,534)	$334,598	$(279,075)	$54,582

Three Months Ended February 28, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2018	158,733,928	$1,587	(608,000)	$(2,534)	$334,198	$(306,009)	27,242
Net income/(loss)	—	—	—	—	—	(37,476)	(37,476)
Stock-based compensation	—	—	—	—	98	—	98
Retirement of common stock	(74,125)	—	—	—	—	—	—
Balance, February 28, 2019	158,659,803	$1,587	(608,000)	$(2,534)	$334,296	$(343,485)	$(10,136)

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended February 29,	For the Three Months Ended February 28,
	2020	2019
	(In thousands)
Cash flows from operating activities
Net income (loss)	$12,438	$(37,476)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5	20
Amortization of discount and deferred costs for 8.5% Convertible Notes	—	21
Amortization of discount and deferred costs for 5.0% Convertible Notes	249	294
Amortization of deferred costs for 8.5% Senior Secured Notes	258	121
Change in fair value of investment in deconsolidated subsidiaries	—	33,965
Extinguishment of debt	(2,815)	—
Stock-based compensation expense	31	98
Interest paid in kind on 8.5% Senior Secured Notes	—	779
Change in fair value of life settlements	—	(2)
Change in fair value of investment in limited partnership, net of distributions	(7,351)	—
Gain on sale of life settlement	(743)	—
Interest income	(311)	(56)
Prepaid expenses and other assets	(1,696)	193
Accounts payable and accrued expenses	(27)	(524)
Operating lease assets, net of liabilities	8	—
Other liabilities	(46)	(654)
Current tax liability	2,428
Interest payable - 8.5% Convertible Notes	—	25
Interest payable - 5.0% Convertible Notes	(957)	(948)
Interest payable - 8.5% Senior Secured Notes	—	313
Net cash provided by (used in) operating activities	1,471	(3,831)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	—	(2)
Premiums paid on life settlements	—	(39)
Proceeds from sale of life settlements, net	2,041	—
Distributions from investment in life settlement portfolio	1,999	—
Net cash provided by (used) in investing activities	4,040	(41)
Cash flows from financing activities
Proceeds from issue of 8.5% Senior Secured Notes	—	6,476
Repayment of 5.0% Convertible Notes	(4,677)	—
Net cash provided (used in) by financing activities	(4,677)	6,476
Net increase (decrease) in cash and cash equivalents	834	2,604
Cash and cash equivalents, at beginning of the period	24,283	1,209
Cash and cash equivalents, at end of the period	$25,117	$3,813
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$2,841	$2,072
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 29, 2020

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

Equity Investment in White Eagle Asset Portfolio

Emergent Capital, through a subsidiary owns a 27.5% equity investment, having an estimated fair value of approximately $143.2 million at February 29, 2020, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and distributions from its equity investment in White Eagle. At February 29, 2020 there were 524 policies in the White Eagle portfolio with death benefits of approximately $2.5 billion and weighted average life expectancy calculated based on death benefit of the insureds in the policies was 6.8 years.

On August 16, 2019, the Company entered into a subscription agreement (the "Subscription Agreement") with Lamington Road Designated Activity Company (formerly known as Lamington Road Limited) ("Lamington" or "Class B Limited Partner"), White Eagle, White Eagle General Partner, LLP ( "WEGP" or "Withdrawing General Partner"), and Palomino JV, L.P. ("Palomino" or "Class A Limited Partner"), pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate (the "Manager") of Jade Mountain Partners, LLC ("Jade Mountain"), all of its general partnership interests (collectively, the "WE Investment") for a purchase price of approximately $366.2 million and $8.0 million for the Class A and Class D interests, respectively. Pursuant to the Subscription Agreement, Lamington retained 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests with a value of approximately $138.9 million on the closing date. The consummation of the transaction under the Subscription Agreement resulted in the Company being a minority owner in White Eagle, as a result the entity is treated as an equity investment. Activities for our investment in White Eagle are included in Note 11 "Investment in Limited Partnership" of the accompanying consolidated financial statements for further information.

Litigation Settlement and Disposal of Life Settlement

On December 4, 2019, the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer directly owns any life insurance policies.

2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of the Deconsolidated Entities (as defined below),
White Eagle Asset Portfolio, an unconsolidated equity investment effective August 17, 2019, which is accounted for using fair value and Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the measurement alternative, which is measured at cost less impairment. The special purpose entity was to fulfill specific objectives. All significant intercompany balances and transactions except those related to Lamington after November 13, 2018 to August 16, 2019 (see Note 4) have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility, as detailed herein.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended February 29, 2020 and three months ended February 28, 2019 are not necessarily indicative of the results that may be expected for future periods or for the year ending November 30, 2020. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Report on Form 10-K for the fiscal year ended November 30, 2019.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $279.1 million as of February 29, 2020. Cash flows provided by operating activities were $1.5 million for the three months ended February 29, 2020 and $3.8 million for the three months ended February 28, 2019. As of February 29, 2020, the Company had approximately $25.1 million of cash and cash equivalents and certificates of deposit of $513,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $22.4 million of cash and cash equivalents inclusive of certificates of deposit of $515,000. In considering our forecast for the next twelve months with the current cash balance as of the filing of this Form 10-Q, the Company has sufficient resources to meet its liquidity needs for the foreseeable future.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Reorganization and Consolidation

On November 14, 2018 (the "Petition Date"), Lamington and WEGP filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Lamington was the limited partner and owned 99.99%, and WEGP was the general partner and owned 0.01%, of White Eagle. In its capacity as general partner, WEGP managed the affairs of White Eagle.

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

On August 16, 2019, the White Eagle Revolving Credit Facility was paid in full and terminated, additionally, payment was made to all White Eagle vendors and intercompany liabilities were contributed by Emergent. Lamington and WEGP had pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. With the termination of the facility, this pledge was released. There were no outstanding third party liabilities for either Lamington or WEGP at August 16, 2019 besides intercompany obligations to Emergent. Pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate. However, the consummation of the transaction pursuant to the Subscription Agreement resulted in the Company being a minority owner in White Eagle. Accordingly, White Eagle was not reconsolidated but rather treated as an equity investment.

On September 16, 2019, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case and the Lamington WEGP cases were closed on November 25, 2019.

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

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the three months ended February 29, 2020 and February 28, 2019, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 9, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Significant estimates made by management include income taxes, the valuation of life settlements, the valuation of equity awards and the valuation of our investment in limited partnership.

Reclassifications

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation for the current period. These reclassifications relate primarily to change in fair value of investment in deconsolidated subsidiaries and sublease income.

(3) Recent Accounting Pronouncements

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

In May 2019, the FASB issued ASU No 2019-04 which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The ASU’s amendments apply to all entities within the scope of the affected guidance. Accrued interest - Amortized cost basis is defined in ASU 2016-13 as "the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, write offs, foreign exchange, and fair value hedge accounting adjustments". To address stakeholders’ concerns that the inclusion of accrued interest in the definition of amortized cost basis could make application of the credit loss guidance operationally burdensome, ASU 2019-04 provides certain alternatives for the measurement of the allowance for credit losses (ALL) on accrued interest receivable (AIR). These measurement alternatives include (1) measuring an ALL on AIR separately, (2) electing to provide separate disclosure of the AIR component of amortized cost as a practical expedient, and (3) making accounting policy elections to simplify certain aspects of the presentation and measurement of such AIR. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-04 related to ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and interim periods therein. ASU 2019-04’s amendments should be applied "on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date an entity adopted the amendments in ASU 2016-13." Certain disclosures are also required. For all other entities, the effective date will be the same as the effective date in ASU 2016-13.We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.  The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (1) hybrid tax regimes; (2) tax basis step-up in goodwill obtained in a transaction that is not a business combination; (3) separate financial statements of entities not subject to tax; (4) intra-period tax allocation exception to the incremental approach; (5) ownership changes in investments; (6) interim-period accounting for enacted changes in tax law; (7) year-to-date loss limitation in interim-period tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively. Under a prospective transition, an entity should apply the amendments at the beginning of the interim period that includes the adoption date. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

Adopted Accounting Pronouncements

Change in Accounting Principle and Accounting for Lease

The Company adopted ASU No. 2016-02, Leases (Topic 842) which now requires recognition of right-of-use (ROU) asset and lease liability on the balance sheet. As part of the transition to the new standard, the Company measured its operating lease commitment at December 1, 2019 and recognized a right-of-use asset and operating lease liability on its balance sheet. The adoption of this ASU did not result in any significant changes to the consolidated statements of operations, stockholders' equity, or statement of cash flows. In transitioning the application of this guidance, retrospective application to all periods presented in the consolidated financial statements has been performed as follows (in thousands):

	As reported under previous accounting guidance	As reported under ASU 2016-02	Effect of change
Balance Sheet - November 30, 2019
Assets
Prepaid and other assets	$377	353	24
Operating lease assets	—	179	132
Total assets	$165,712	$165,868	$156

Liabilities
Other liabilities	$86	39	(47)
Operating lease liability	—	203	203
Total liabilities	123,599	123,755	156

Total stockholders' equity	42,113	42,113	—

Total liabilities and stockholders' equity	$165,712	$165,868	$156

Net effect	$—	$—	$—

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address stakeholder concerns about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings is for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard was adopted during the three months ended February 29, 2020 and did not result in any significant changes to the consolidated statements of operations, stockholders' equity, or statement of cash flows.

(4) Deconsolidation of Subsidiaries

On the Petition Date, Lamington and WEGP filed the November Chapter 11 Cases in the Bankruptcy Court. As of such date, Lamington was the limited partner and owned 99.99%, and WEGP was the general partner and owned 0.01%, of White Eagle. In its capacity as general partner, WEGP managed the affairs of White Eagle. Lamington and WEGP continued to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Emergent Capital (exclusive of its subsidiaries) is a separate entity, and did not file for bankruptcy relief and continues to operate in the ordinary course.

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

On September 16, 2019, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case and the Lamington and WEGP cases were closed on November 25, 2019. However pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate. Effective August 17, 2019, Lamington and WEGP are no longer deconsolidated.

The fair value of the investment in Lamington at February 28, 2019 was calculated as follows:

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

(5) Condensed and Consolidated Financial Statements for Entities in Bankruptcy

Condensed consolidated financial information for Lamington Road DAC is set forth below, presented at historical cost basis.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements
Balance Sheet

	February 29, 2020	February 28, 2019
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$—	$21,742
Prepaid expenses and other assets	—	833
Investment in life settlements, at estimated fair value	—	494,732
Receivable for maturity of life settlements	—	36,754
Total assets	$—	$554,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$—	2,702
Other liabilities (subject to compromise)*	—	7,181
Revolving Credit Facility debt, at estimated fair value	—	365,499
Promissory notes payable (subject to compromise)*	—	146,393
Total liabilities	—	521,775

Share Capital (1 share of $1 authorized and issued)	—	—
Additional paid in capital	—	60,602
Accumulated deficit/retained earnings	—	(28,316)
Total stockholders' deficit/equity	—	32,286
Total liabilities and stockholders' equity	$—	$554,061

*Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts different from those recorded in the condensed consolidated balance sheet.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Operations

	For the Three Months Ended February 29,	For the Three Months Ended February 28,
	2020	2019
Change in fair value of life settlements (Notes 11 & 16)	$—	$(12,750)
Other income	—	234
Total income	—	(12,516)

Interest expense	—	2,400
Change in fair value of White Eagle Revolving Credit Facility (Notes 12 & 16)	—	14,608
Reorganization cost	—	1,901
Legal fees	—	587
Professional fees	—	428
Administrative service fees - affiliate	—	1,427
Other general and administrative expenses	—	98
Total expenses	—	21,449
Income taxes	—	—
(Loss) income	$—	$(33,965)

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Cash Flows

	For the Three Months Ended February 29,	For the Three Months Ended February 28,
	2020	2019

Net cash used in operating activities	$—	$(4,951)
Cash flows from investing activities
Premiums paid on life settlements	—	(25,247)
Proceeds from maturity of life settlements	—	14,000
Net cash provided by/(used in) investing activities	$—	$(11,247)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	—	4,221
Net cash provided by financing activities	$—	$4,221
Net increase (decrease) in cash and cash equivalents	—	(11,977)
Cash and cash equivalents, at beginning of the period	—	33,719
Cash and cash equivalents, at end of the period	$—	$21,742
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$—	$2,400

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

Administrative Services Fees

In 2014, White Eagle entered into an Administrative Service Agreement with Imperial Finance and Trading ("IFT"). Under the agreement, IFT will perform certain non-discretionary, administrative or ministerial services to assist with certain reporting, compliance and document retention duties and obligations arising under or in connection with the Amended and Restated Loan and Securities Agreement. IFT shall recover all cost incurred in performing these services, with billings quarterly or annually. Bills will be based on actual cost or an appropriate allocation methodology. White Eagle incurred post-petition administrative service expenses of approximately $0 and $1.4 million during the three months ended February 29, 2020 and three months ended February 28, 2019, respectively. Amounts due from White Eagle resulting from the administrative services during three months ended February 28, 2019 are included in investment in deconsolidated subsidiaries and amounts payable to IFT are included in other liabilities on the Lamington Road DAC consolidated balance sheet totaling $7.2 million, net of repayments.

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

The Company stopped accruing interest on both notes during the Chapter 11 cases, effective August 17, 2019 the notes are consolidated and interest expense has been eliminated on consolidation.

At February 28, 2019, the notes were fair valued in accordance with ASC 820, with a fair value of approximately $56.6 million and was included in investment in deconsolidated subsidiaries and not separately presented on the face of the consolidated balance sheet. At February 28, 2019 the combined face value of the notes was $147.6 million.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of February 29, 2020 and November 30, 2019, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Not Primary Beneficiary		Not Primary Beneficiary
	Non-consolidated VIE		Non-consolidated VIE- White Eagle
	Total Assets	Maximum Exposure To Loss	Total Assets	Maximum Exposure To Loss
February 29, 2020	$—	$—	$143,201	$143,201
November 30, 2019	$—	—	$137,849	$137,849

Imperial Settlements Financing 2010, LLC ("ISF 2010"), which was formed as an affiliate of the Company to serve as a special purpose financing entity to allow the Company to sell structured settlements and assignable annuities, it is a non-consolidated special purpose financing entity, as well as a non-consolidated VIE for which the Company has determined it is not the primary beneficiary. During the twelve months ended November 30, 2019, the investment was fully written off and the Company incurred change in fair value loss on its investment in affiliates of approximately $2.4 million, the amount is included in loss from discounted operations. This investment was held by our structured settlement subsidiary whose activities were discontinued in 2013 with the sale of the structured settlement assets and the amount was written off as part of the restructuring transactions of the Company.

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

Approximately $143.2 million is included as investment in limited partnership in the accompanying balance sheet as of February 29, 2020.

(7) Earnings Per Share

As of February 29, 2020 and February 28, 2019, there were 159,277,966 and 158,659,803 shares of common stock issued, respectively, and 158,669,966 and 158,051,803 shares of common stock outstanding, respectively. Outstanding shares as of February 29, 2020 and February 28, 2019 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months ended February 29, 2020 and February 28, 2019 (in thousands except per share data).

	Three Months Ended February 29,	Three Months Ended February 28,
	2020(1)	2019(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$12,502	$(37,459)
Net income (loss) from discontinued operations	(64)	(17)
Numerator for basic EPS - net income (loss) attributable to common stockholders	$12,438	$(37,476)
Add back convertible notes interest	930	—
Numerator for diluted earnings per share - net income (loss) attributable to common stockholders	$13,368	$(37,476)
Basic income (loss) per common share:
Basic income (loss) from continuing operations	$0.08	$(0.24)
Basic income (loss) from discontinued operations	—	—
Basic income (loss) per share available to common shareholders	$0.08	$(0.24)
Diluted income (loss) per common share:
Diluted income (loss) from continuing operations	$0.07	$(0.24)
Diluted income (loss) from discontinued operations	—	—
Diluted income (loss) per share available to common shareholders	$0.07	$(0.24)
Denominator:
Basic	157,568,811	156,919,099
Diluted	199,922,673	156,919,099

(1)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options and 100,000 shares underlying stock appreciation rights and as the effect of their inclusion would have been anti-dilutive.

(2)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares underlying stock appreciation rights, 1,150,000 shares of restricted stock, 44,500,000 shares of common stock underlying warrants, and up to 37,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes (as defined below) and up to 181,249 shares of common stock issuable upon the conversion of the 8.5% Convertible Notes (as defined below), as the effect of their inclusion would have been anti-dilutive.

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

Options

As of November 30, 2019, all options to purchase shares of common stock issued by the Company were fully vested with 85,000 exercisable. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during the three months ended February 29, 2020 and February 28, 2019, respectively.

As of February 29, 2020, options to purchase 85,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The options were issued on June 6, 2013 and expire seven years after the date of grant which will be June 6, 2020. The following table presents the activity of the Company’s outstanding stock options to purchase common stock for the three months ended February 29, 2020:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance, December 1, 2019	85,000	$6.94	0.55	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	—	$—	—
Options expired	—	—	—
Options outstanding, February 29, 2020	85,000	$6.94	0.27	$—
Exercisable at February 29, 2020	85,000	$6.94	0.27
Unvested at February 29, 2020	—	—	—	$—

As of February 29, 2020, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred stock-based compensation expense of approximately $31,000 and $98,000 relating to restricted stock granted to certain employees during the three months ended February 29, 2020 and February 28, 2019, respectively.
During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 750,000 shares of restricted stock vested during the eleven months ended November 30, 2018, 1,000,000 during the during the twelve months ended November 30, 2019 and 250,000 during the three months ended February 29, 2020 with 0 unvested at February 29, 2020. The Company incurred stock-based compensation expense of approximately $10,000 and $92,000 during the three months ended February 29, 2020 and February 28, 2019, respectively, related to these 2,000,000 shares of restricted stock.

During the eleven months ended November 30, 2018, the Company granted 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a two and three year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 66,667 shares of restricted stock vested during the twelve months ended November 30, 2019 and 33,333 early vested during the three months ended February 29, 2020 with 50,000 unvested at February 29, 2020. The Company incurred stock-based compensation expense of approximately $13,000 and $6,000 during the three months ended February 29, 2020 and 2019, respectively, related to these 150,000 shares of restricted stock.

During the three months ended February 29, 2020, the Company, granted 1,000,000 shares of restricted common stock to its Chief Executive Officer, vesting in thirds upon the first three anniversaries of the grant date. The fair value of the unvested restricted stock was valued at approximately $250,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $8,000 related to these 1,000,000 shares of restricted stock during the three months ended February 29, 2020. All 1,000,000 shares remained unvested at February 29, 2020.

The following table presents the activity of the Company’s unvested shares of restricted stock for the three months ended February 29, 2020:

Common Unvested Shares	Number of Shares
Outstanding Balance, December 1, 2019	333,333
Granted	1,000,000
Vested	(283,333)
Forfeited	—
Outstanding February 29, 2020	1,050,000

The aggregate intrinsic value of the awards of 50,000 and 1,000,000 shares is $12,000 and $240,000, respectively, and the remaining weighted average life of these awards is 0.04 years and 2.91 years respectively as of February 29, 2020. As of February 29, 2020, a total of $244,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the twelve months November 30, 2019, the Company issued 100,000 SARs to the sole non-employee member of the ad hoc Capital Structure Committee of the Board, which will expire 10 years after the date the SARs were granted. The SARs will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee and had a fair value of $9,000 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The 100,000 SARs vested during the eleven months November 30, 2018 and remain unexercised at February 29, 2020.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019
	(in thousands)
Total Income	$—	$—
Total expenses	64	17
Income (loss) before income taxes	(64)	(17)
(Benefit) provision for income taxes	—	—
Net income (loss) from discontinued operations, net of income taxes	$(64)	$(17)

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

At February 29, 2020 and November 30, 2019, the Company, through its subsidiaries, owns zero and two life insurance policies, also referred to as life settlements, with a fair value of $0 and $1.3 million, respectively and an aggregate death benefit of approximately $0 and $12.0 million, respectively.

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies.

Of the $12.7 million received by the Company, approximately $2.0 million was allocated to the two policies that were owned by the Company outside of White Eagle, which resulted in a gain on disposal of approximately $743,000, with approximately $10.6 million allocated to other income as settlement of legal fees previously incurred.
The weighted average life expectancy calculated based on death benefit of insureds in the policies owned by the Company at November 30, 2019 was 11.4 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Fair Value	Face Value
0-1	—	$—	$—
1-2	—	—	—
2-3	—	—	—
3-4	—	—	—
4-5	—	—	—
Thereafter	2	1,297	12,000
Total	2	$1,297	$12,000

(11) Investment in Limited Partnership

Subscription Agreement

On August 16, 2019 (the "Effective Date"), the Company entered into a subscription agreement (the "Subscription Agreement") with Lamington ("Class B Limited Partner"), White Eagle, WEGP ("Withdrawing General Partner"), and Palomino JV, L.P. ("Palomino" or "Class A Limited Partner") pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate (the "Manager") of Jade Mountain Partners, LLC ("Jade Mountain") all of its general partnership interests (collectively, the "WE Investment"). Pursuant to the Subscription Agreement, Lamington retained 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests.

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

Amended and Restated Limited Partnership Agreement of White Eagle

In connection with the WE Investment, the Limited Partnership Agreement of White Eagle was amended and restated (the "A&R LPA") to provide for the issuance of the Class A, B and D limited partnership interests, for funding of an "Advance Facility" evidenced by the Class D limited partnership interests and to maintain reserves sufficient to fund premiums, certain operating expenses of White Eagle and certain minimum payments to Lamington as the holder of the Class B interests. The A&R LPA provides generally that holders of the Class A and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years, provided that commencing after year three (3), such minimum payments will be utilized to repay the Class D Return of $8.0 million, which was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distribution as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility) and to any indemnification payments, if any, due to such holders and related indemnified persons pursuant to the indemnities afforded them in and in relation to the A&R LPA, Subscription Agreement, Master Termination Agreement and related documents. As of the closing of the WE Investment, Lamington Road Bermuda, LTD resigned as manager of the portfolio and was replaced by an affiliate of Jade Mountain.

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

Class A Minimum Return Cumulative Amount. An amount equal to 11% per annum, compounded quarterly and accruing from the Effective Date, on the sum of (i) 100% of the initial contribution by the Class A Limited Partner on its own behalf to the premium/expense reserve account, accruing from the Effective Date until repaid (as reduced by any repayment thereof) (but for the avoidance of doubt excluding any advances made by the Class A Limited Partner under the Advance Facility), (ii) 100% of the amounts funded into the premium/expense reserve account by the Class A Limited Partner on its own behalf after the Effective Date (as reduced by any repayment thereof), accruing from the date of funding until repaid (but for the avoidance of doubt excluding any advances made by the Class A Limited Partner under the Advance Facility), and (iii) the Purchase Price of $374.2 million (as reduced by any portion thereof repaid by the Class B Interest Monthly Distribution, as defined below, (v) that reflects amortization of principal, all sale proceeds received by the Class A Limited Partner and any reductions thereof as contemplated by the permitted disposition of policies, (plus (x) the amount necessary to reduce the principal balance to the targeted principal balance hereto for such Distribution Date, plus (y) later contributions by the Class A Limited Partner (excluding any advances made by the Class A Limited Partner under the Advance Facility but, for the avoidance of doubt, including amounts funded into the premium/expense reserve account by the Class A Limited Partner on its own behalf), plus (z) the Class D Return. At August 16, 2019, the target principal balance was $406.0 million including $366.2 million for the asset purchase price, $21.8 million for Class A premium reserve funding $8.3 million Class B Advance Facility, $8.0 million for Class D interests and $1.8 million for facility expenses.

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face value totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies directly.

With this settlement, the target principal balance was reduced by the proceeds from the Sun Life settlement of $13.4 million with $392.6 million outstanding at February 29, 2020.

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

Class B True Up Payment. As of the applicable Distribution Date, (i) the excess (if positive) of (x) 27.5% of the Total Return Distributions over (y) the sum of cumulative amounts actually received by the Class B Limited Partners prior to such Distribution Date on account of the Minimum Class B Interest Monthly Distributions, the Class B True Up Payments and amounts paid to the Class B Limited Partners pursuant to Section 3.2(b)(v) (plus the cumulative amounts that were paid to the Class A Limited Partner in repayment of the Advance Facility, to the Class D Limited Partner on account of the Class D Return, or to the Purchaser Indemnified Parties to satisfy (in whole or in part) the indemnity obligations of Parent, Lamington or the Class B Limited Partner) plus (ii) the amount necessary such that the Class B Limited Partners shall have received 27.5% of Total Return Distributions after giving effect to the amounts to be paid to the Class B Limited Partner on account of the

Minimum Class B Interest Monthly Distributions and amounts paid to the Class B Limited Partners on such Distribution Date in the priority of payments after payment of any Class A True Up Payments and Class B True Up Payments (plus the cumulative amounts that would have been distributed to the Class B Limited Partners but that were paid to the Class A Limited Partner in repayment of the Advance Facility, to the Class D Limited Partner on account of the Class D Return, or to the Purchaser Indemnified Parties to satisfy (in whole or in part) the indemnity obligations of Parent, Lamington or the Class B Limited Partner).

At February 29, 2020 there was no Class B true up payment outstanding.

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

At February 29, 2020, accrued and unpaid interest on the Class D Return was approximately $482,000 with outstanding principal of $8.0 million. The amount is to be repaid through the waterfall distribution as stated above. There was no payment made during the three months ended February 29, 2020.

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

During the three months ended February 29, 2020, approximately $2.0 million was received by the Company for the minimum Class B interest monthly distribution. This amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

Expense. On August 16, 2019, the Class A Limited Partner contributed $21.8 million to the premium/expense reserve account in satisfaction of its obligations to fund the premium/expense reserve account as of the Effective Date, and (ii) advanced under the Advance Facility $8.3 million by deposit into the premium/expense reserve account on behalf of the Class B Limited Partner, in satisfaction of the Class B Limited Partner’s obligations to fund the premium/reserve fund as of the Effective Date. This $8.3 million is to be repaid through the waterfall distribution from amounts to be distributed to the Company. Total initial premium/expense reserve was approximately $30.0 million on August 16, 2019.The Class A Limited Partner also contributed $1.8 million towards expenses on August 16, 2019.

At February 29, 2020, approximately $497,000 in accrued and unpaid interest was outstanding on the $8.3 million advanced on behalf of the Class B Limited Partner, the amount is to be repaid through the waterfall distribution as stated above. There was no payment during the three months ended February 29, 2020.

If at any time prior to a Distribution Date, the amount in the premium/expense reserve account is less than an amount sufficient to cover the next month of premiums and expenses, as set forth in the budget or as otherwise determined by the General Partner based upon advice of the Manager, the Class A Limited Partner will (i) contribute its percentage interest of 72.5%, and (ii) make advances under the Advance Facility of the Class B Limited Partner’s percentage interest of 27.5%, for the aggregate amount of additional capital needed to increase the balance of the premium/expense reserve account to an amount sufficient to cover the next three months of premiums and expenses, as set forth in the budget.

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

Funds in the premium/expense reserve account shall be used or otherwise distributed in the following order of priority (in thousands):

Premium/Expense Reserve Account	Three Months Ended February 29, 2020
	Amount	Use of Proceeds
First	$24,226	Premiums, Expenses and Manager Fees
Second	2,000	Minimum Class B Interest Monthly Distribution - after three years, Class D Returns takes priority until paid in full
Third	—	Minimum Class B Interest Monthly Distribution
Fourth	—	Retained For Premium/Expense to Cover Three Months of Transactions, excess to be sent to the Collection Account
	$26,226

During the three months ended February 29, 2020, approximately $26.2 million was distributed from the premium/expense reserve with the balance of approximately $22.5 million was utilized to pay premiums, approximately $1.8 million in facility related expenses and approximately $2.0 million was utilized for distribution to the Company to satisfy the requirements of the Class B monthly distribution.

During the three months ended February 29, 2020, the premium/expense reserve account received approximately $26.9 million from the collection account through maturity proceeds collected. The account balance was approximately $4.8 million at February 29, 2020. Approximately $19.4 million was in the collection account pending distributions to the premium/expense account at February 29, 2020. The below is a reconciliation of the premium/expense reserve account for the three months ended February 29, 2020 (in thousands).

Three Months Ended February 29, 2020
Balance at December 1, 2019	$4,195

Distributions received
Collections account	26,867
Total distribution received	$26,867

Less Payments:
Premiums and expenses	24,226
Class B monthly distribution	2,000
Total payments	$26,226

Balance at February 29, 2020	$4,836

Approximately $667,000 was due for distribution to the Company to cover the period ended February 29, 2020 and the amount was received subsequent to the quarter end.

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

On each Distribution Date, funds on deposit in the Collections Account shall be distributed by the Paying Agent ("Wilmington Trust, N.A") pursuant to the Waterfall Notice in the following order of priority:

Collection Account	Three Months Ended February 29, 2020
Priority	Amount	Use of Proceeds
First	$26,867	Premium/Expense Reserve Account - to cover next three months of premiums and expense
Second	—	Class A Minimum Return Cumulative Amount*
Third	—	Minimum Class B Interest Monthly Distribution
Fourth	—	Re-balancing the Total Return Distributions with 72.5% to the Class A Limited Partner and 27.5% to Class B Limited Partner
Fifth	—	72.5% to the Class A Limited Partner and 27.5% to the Class B Limited Partner
$26,867

*Second - To pay the Class A Limited Partner the amount necessary such that the Class A Limited Partner shall have received the Class A Minimum Return Cumulative Amount (applied first which is 11%), second to the amounts necessary to reduce the principal balance from $406.0 million on the Effective Date to April 2039 when it is expected to be paid in full (the A&R LPA stipulate the expected monthly reduction in target principal commencing in April 2021), third to later contributions by the Class A Limited Partner, excluding Advance Facility but includes funded into premium/expense account on its own behalf and fourth the Class D Return, in each case of the definition of Class A Minimum Return Cumulative Amount as of the last day of the month immediately prior to such Distribution Date.

The below is a reconciliation of funds received in and distributed from the collection account for the three months ended February 29, 2020 (in thousands).

Three Months Ended February 29, 2020
Balance at December 1, 2019	$13,007
Maturity proceeds received - face	33,126
Proceeds received - other*	145
Total receipts	$46,278

Less: Distribution to premium/expense account	26,867
Balance at February 29, 2020	$19,411

*Includes refund of premiums and interest earned on maturity proceeds

During the three months ended February 29, 2020, the portfolio experienced maturities of nine policies with face value of approximately $46.9 million, gain on maturity of $23.8 million, weighted average age of 88.4 years and weighted average life expectancy of 3.7 years. The ratio of realized gain to face value was approximately 51%. Approximately $33.1 million was collected during the three months ended February 29, 2020 with $13.8 million pending collection at February 29, 2020.

The below is a reconciliation of receivable for maturity of life settlement held by the limited partnership for the three months ended February 29, 2020 (in thousands).

Three Months Ended February 29, 2020
Maturities	46,900
Proceeds received	33,126
Receivable at February 29, 2020	$13,774

On August 16, 2019, Lamington's capital contribution to White Eagle was an estimated fair value of approximately $138.9 million. The Company performed a valuation at February 29, 2020 resulting in a value of approximately $143.2 million. See Note 16, "Fair Value Measurement", to the accompanying consolidated financial statements for further information.

At February 29, 2020, there were 524 policies in the White Eagle portfolio with death benefits of approximately $2.5 billion and the weighted average life expectancy calculated based on death benefit of the insureds in the policies was 6.8 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Face Value
0-1	10	$43,124
1-2	22	80,793
2-3	37	133,059
3-4	53	256,248
4-5	54	260,434
Thereafter	348	1,679,494
Total	524	$2,453,152

*Based on remaining life expectancy at February 29, 2020, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of February 29, 2020, are as follows (in thousands):

Year	Expected Premiums
2020	$75,658
2021	103,320
2022	98,892
2023	92,877
2024	87,758
Thereafter	570,897
$1,029,402

The amount of $1.0 billion noted above represents the estimated total future premium payments required to keep the life insurance policies in force during the life expectancies of all the underlying insured lives and does not give effect to projected receipt of death benefits. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies.

See Note 16, "Fair Value Measurement", to the accompanying consolidated financial statements for further information.

(12) White Eagle Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the White Eagle Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the "Conversion") and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the White Eagle Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. The White Eagle Revolving Credit Facility was amended on November 9, 2015, December 29, 2016 and January 31, 2017

General & Security. The White Eagle Revolving Credit Facility provides for an asset-based revolving credit facility backed by White Eagle’s portfolio of life insurance policies with an aggregate lender commitment of up to $370.0 million, subject to borrowing base availability.

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

The cash interest coverage ratio is the ratio of (i) consolidated cash and cash equivalents maintained by the Company to (ii) the aggregate interest amounts that will be due and payable in cash on (x) the $47.6 million 8.5% Senior Secured Notes due July 15, 2021 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), the $75.8 million 5.0% Convertible Notes due February 15, 2023 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes), and the $1.2 million 8.5% Convertible Notes due February 15, 2019 which was fully repaid during the year ended November 30, 2019 (and any notes issued by the Company or any of its Affiliates in connection with refinancing, replacing, substituting or any similar action with respect to any such notes) and (y) any additional indebtedness issued by the Company after December 29, 2016, in each case, during the twelve month period following such date of determination. See Note 13, "8.50% Senior Unsecured Convertible Notes", Note 14, "5.0% Senior Unsecured Convertible Notes" and Note 15, "8.5% Senior Secured Notes", to the accompanying consolidated financial statements for further information.

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

Three Months Ended February 28, 2019
Collection account balance at December 1, 2018	$28,059
Face value collected in current quarter	14,000
Other collections in current quarter*	2,563
$44,621
Expenses paid from the collection account Post-Petition
Premiums	$(22,880)
Lender's Interest	(2,400)
White Eagle Credit Facility expenses	(2,779)
Total payment	$(28,059)

Collection account balance at February 28, 2019	$16,563

*Includes refund of premiums and interest earned on maturity proceeds

During the three months ended February 28, 2019, advances for premium payments and fees to service providers amounted to (in thousands):

Three Months Ended February 28,
2019
Amount drawn for premium payments	$4,221
Total amount drawn	$4,221

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 31, 2018, the LIBOR floor increased from 2.11% to 3.01%. The effective rate at August 15, 2019 and August 31, 2018 was 9.51% and 6.61%, respectively. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and

(b) one and a half percent (1.5%) plus (ii) six and a half percent (6.5%). Interest of approximately $2.4 million was paid during the three months ended February 28, 2019.

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

Voluntary Petitions for Relief Under Chapter 11

On the Petition Date, Lamington and WEGP filed the November Chapter 11 Cases in the Bankruptcy Court. Lamington was the limited partner and owned 99.99%, and WEGP was the general partner and owned 0.01% of White Eagle. In its capacity as general partner, WEGP managed the affairs of White Eagle. The Lamington and WEGP filings are referred to as the "November Chapter 11 Cases."

The commencement of the November Chapter 11 Cases constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts of CLMG to enforce such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the November Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. In addition, on November 15, 2018, White Eagle, LNV and CLMG entered into an Agreement Regarding Rights and Remedies (the "Standstill Agreement"), pursuant to which LNV and CLMG agreed to refrain from exercising their rights and remedies in connection with the White Eagle Revolving Credit Facility, subject to the terms and provisions of the Standstill Agreement, until 12:00 p.m. noon Pacific time on November 26, 2018, to facilitate negotiations. The effective period under the Standstill Agreement was extended several times, finally to December 13, 2018. On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP Chapter 11 Cases were closed on November 25, 2019.

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

The commencement of the White Eagle Chapter 11 Case, together with the related Chapter 11 Cases, constitutes an event of default under the White Eagle Revolving Credit Facility, resulting in the principal and accrued interest due from White Eagle thereunder becoming immediately due and payable. Lamington and WEGP have pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. Any efforts by LNV to enforce repayment by White Eagle and/or such pledges by Lamington and WEGP of their respective interests in White Eagle in connection with the White Eagle Revolving Credit Facility are automatically stayed as a result of the commencement of the Chapter 11 Cases and LNV’s and CLMG’s rights of enforcement in respect of the White Eagle Revolving Credit Facility are subject to the applicable provisions of the Bankruptcy Code. On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case. The Lamington and WEGP Chapter 11 Cases were closed on November 25, 2019.

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

Pursuant to the Subscription Agreement, Lamington retained 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests with a value of approximately $138.9 million on the closing date.

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

The WE Investment was consummated, and the White Eagle Revolving Credit Facility was paid off in full and terminated, on August 16, 2019. The payoff totaled $402.5 million, which included payment directly to CLMG by Palomino of $374.2 million and payment to CLMG by White Eagle of $28.3 million, collectively sufficient to repay, under the White Eagle Revolving Credit Facility, the outstanding principal of $368.0 million, accrued and unpaid interest of $21.3 million plus, under the Plan of Reorganization, an early payment amount due to LNV of $7.4 million which was included in the income statement as loss on extinguishment of debt and lender-allowed claims of $5.8 million.

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

On March 14, 2017, the Company issued Additional Convertible Notes for an aggregate principal amount of $3.5 million in lieu of a cash payment of interest on the Convertible Notes
On July 26, 2017, the Company’s offer to exchange its outstanding $74.2 million aggregate principal amount of Convertible Notes for its New Convertible Notes expired. Holders of at least 98% of the Convertible Notes tendered in the Convertible Note Exchange Offer. On July 28, 2017, the Company consummated a series of integrated transactions to effect a recapitalization of the Company (the "Transaction Closing") pursuant to the Master Transaction Agreements, which transactions included the consummation of the Convertible Note Exchange Offer. The amount exchanged included approximately $73.0 million of principal outstanding prior to the exchange and approximately $2.8 million of interest paid in kind at the exchange date. The outstanding principal amount of the Convertible Notes after the exchange was approximately $1.2 million.

On August 28, 2019, the Company paid off the outstanding principal and accrued interest on its Convertible Notes, consisting of $1.2 million in principal, $110,000 in accrued and unpaid interest and $38,000 in administrative fees and expenses. The Convertible Notes matured on February 15, 2019. Upon the payoff, the Convertible Notes were extinguished.

The Company recorded $46,000 of interest expense on the Convertible Notes during the three months ended February 28, 2019, which included $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs.

(14) 5.0% Senior Unsecured Convertible Notes

On July 26, 2017, the Company’s Convertible Note Exchange Offer expired. Holders of at least 98% of the Convertible Notes tendered in the Convertible Note Exchange Offer.

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to an Indenture the ("New Convertible Note Indenture.") between the Company and U.S. Bank, National Association, as indenture trustee.

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

Additional interest on the New Convertible Notes will accrue with respect to the first 90-day period (or portion thereof) following the restricted transfer triggering date, which is 120 days after the last date on which any securities are originally issued under the New Convertible Note Indenture, or a registration statement regarding the resale by the holders of the securities or holders of any shares of common stock issuable upon conversion. For each day that a restricted transfer default is continuing at a rate equal to 0.25% per annum of the principal amount of New Convertible Notes, which rate will increase by an additional 0.25% per annum of the principal amount of the New Convertible Notes for each subsequent 90- day period (or portion thereof) while a restricted transfer default is continuing until all restricted transfer defaults have been cured, up to a maximum of 0.5% of the principal amount of the securities. Following the cure of all restricted transfer defaults, the accrual of additional interest arising from restricted transfer defaults will cease.

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

Repurchase of Notes

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

As of February 29, 2020, the outstanding principal of the New Convertible Notes is $67.8 million with a carrying value of $63.8 million, net of unamortized debt discounts and origination costs of $3.5 million and $524,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months ended February 29, 2020, the Company recorded $1.1 million of interest expense on the New Convertible Notes, including $861,000, $217,000 and $32,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $1.2 million during the three months ended February 28, 2019, which included $948,000, $256,000 and $38,000 from interest, amortizing debt discounts and origination costs, respectively.

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

The Amended and Restated Senior Secured Indenture provides that the 8.5% Senior Secured Notes may be optionally redeemed in full by the Company at any time and must be redeemed in full upon additional issuances of debt by the Company, in each case at a price equal to 100% of the principal amount redeemed plus (i) accrued and unpaid interest on the 8.5% Senior Secured Notes redeemed, and (ii) the Applicable Premium, if any, as defined in the Amended and Restated Senior Secured Indenture. Upon a change of control, the Company will be required to make an offer to holders of the 8.5% Senior Secured Notes to repurchase the 8.5% Senior Secured Notes at a price equal to 107.5% of their principal amount, plus accrued and unpaid interest up to the date of redemption.

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

On January 10, 2018, the Company commenced the process of appointing a liquidator to liquidate Blue Heron. The completion of liquidation formalities of Blue Heron under Irish law were completed in late 2019. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"), entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement Pledge and Security Agreement, dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

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

At February 29, 2020, the outstanding principal of the 8.5% Senior Secured Notes was $47.6 million with a carrying value of $45.9 million, net of discount and unamortized debt issuance cost of $1.4 million and $311,000, respectively.
During the three months ended February 29, 2020, the Company recorded approximately $1.3 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.0 million of interest expense, $51,000 of amortizing debt issuance costs and $208,000 of amortizing of debt discount, respectively, compared to approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, during the three months ended February 28, 2019, which includes $1.3 million of interest and $143,000 of amortizing debt issuance costs, and $60,000 of amortizing of debt discount, respectively.

(16) Fair Value Measurements

The Company carries investment in limited partnership, life settlements and investment in deconsolidated subsidiaries at fair value. As of February 29, 2020, life settlements and investment in deconsolidated subsidiaries are no longer held on the Company's consolidated balance sheet. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets and liabilities measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of February 29, 2020, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in limited partnership	$—	$—	143,201	$143,201
	$—	$—	$143,201	$143,201

The balances of the Company’s assets measured at fair value on a recurring basis as of November 30, 2019, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in limited partnership	$—	$—	$137,849	$137,849
Investment in life settlements	—	—	1,297	1,297
	$—	$—	$139,146	$139,146

The below is a quantitative analysis of the Company's level 3 assets fair value measurements at February 29, 2020:

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 2/29/2020	Aggregate death benefit at 2/29/20	Valuation Technique	Unobservable Input	Range (Weighted Average)
Investment in limited partnership	143,201	688,547	Discounted cash flow	Discount rate	14.57%
				Life expectancy evaluation, distributions, return on investment

Following is a description of the methodologies used to estimate the fair values of assets measured at fair value on a recurring basis and within the fair value hierarchy which is our investment in limited partnership which holds a portfolio of life settlements for the three months ended February 29, 2020. At February 29, 2020, the Company did not directly own any life settlement, as a result, the analysis included is for the three months ended February 28, 2019 for this category.

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

The Company performed a valuation at February 29, 2020 resulting in a value of approximately $143.2 million using an estimated discount rate of approximately 14.57%.

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

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s 27.5% investment in White Eagle Asset Portfolio. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment and engages in discussions with other market participants. In considering these factors, at February 29, 2020, the Company determined that the estimated discount rate was 14.57%.

Market interest rate sensitivity analysis of the investment in limited partnership

The extent to which the fair value of the investment in limited partnership could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of investment in limited partnership as of February 29, 2020 would be as follows (dollars in thousands):

Weighted Average Rate	Rate Adjustment	Value	Change in Value
14.07%	(0.50)%	$147,095	$3,894
14.57%	—	$143,201	$—
15.07%	0.50%	$139,459	$(3,742)

Life settlements- The Company previously owned a portfolio of life settlements. With the sale of the 72.5% interest in White Eagle and the Sun Life settlement, the Company no longer owns life settlements. During the period of ownership, the Company elected to account for the life settlement policies it acquires using the fair value method. The Company used a present value technique to estimate the fair value of its life settlements, which is a Level 3 fair value measurement as the significant inputs are unobservable and require significant management judgment or estimation. The Company used a probabilistic method of valuing the life insurance policies, which the Company believes to be the preferred valuation method in the industry. The most significant assumptions were the estimates of life expectancy of the insured and the discount rate.

Investment in deconsolidated subsidiaries - As previously discussed in Note 4, "Deconsolidation of Subsidiaries" upon the deconsolidation of Lamington the Company recorded an investment which was equivalent to the carrying value of Lamington's net assets at fair value. The Company calculated the fair value using unobservable inputs, primarily discounted cash flow analysis which required significant management judgment due to the absence of quoted market prices or observable inputs for assets of similar nature, hence, we utilized a discounted cash flow analysis considering the anticipated date the Company would emerge from bankruptcy, the settlement amount of the debt under the then White Eagle Revolving Credit Facility, and future expenses. The calculation resulted in a fair value of approximately $128.8 million at November 30, 2019, the Company further evaluate its investment at February 28, 2019 and took a further reduction of approximately $34.0 million, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries, the fair value of $95.5 million at February 28, 2019. Effective August 16, 2019, Lamington was reconsolidated under the provisions of ASC 810, Consolidation.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value for the three months ended February 29, 2020, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements - Consolidated:
Balance, December 1, 2019	$1,297
Sale of policies	(2,040)
Gain on sale of life settlement	743
Change in fair value	—
Premiums paid	—
Balance, February 29, 2020	$—
Changes in fair value included in earnings for the period relating to assets held at February 29, 2020	$—
The following table provides a roll-forward in the changes in fair value for the three months ended February 29, 2020, for investment in limited partnership for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Investment in Limited Partnership
Balance, December 1, 2019	$137,849
Change in fair value	7,351
Distributions	(1,999)
Balance, February 29, 2020	$143,201
Changes in fair value included in earnings for the period relating to assets held at February 29, 2020	$5,351
The following tables provides a roll-forward in the changes in fair value for the periods ended February 28, 2019, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements - Consolidated:
Balance, December 1, 2018	$1,172
Purchase of policies	—
Change in fair value	2
Matured/lapsed/sold polices	—
Premiums paid	39
Balance, February 28, 2019	$1,213
Changes in fair value included in earnings for the period relating to assets held at February 28, 2019	$1

Life Settlements - Deconsolidated:
Balance, December 1, 2018	$505,235
Purchase of policies	—
Change in fair value	(12,750)
Policies matured	(23,000)
Premiums paid	25,247
Balance at, February 28, 2019	$494,732
Changes in fair value included in earnings for the period relating to deconsolidated assets held at February 28, 2019	$28,430
The following tables provides a roll-forward in the changes in fair value for the periods ended February 28, 2019, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility - Deconsolidated:
Balance, December 1, 2018	$346,670
Draws under the White Eagle Revolving Credit Facility	4,221
Payments on White Eagle Revolving Credit Facility	—
Unrealized change in fair value	14,608
Balance, February 28, 2019	$365,499
Changes in fair value included in earnings for the period relating to liabilities at February 28, 2019	$14,608
The following table provides a roll-forward in the changes in fair value for the period ended February 28, 2019, for the investment in deconsolidated subsidiaries for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Investment in Deconsolidated Subsidiaries
Investment in Lamington at December 1, 2018	$128,795
Change in fair value	(33,965)
Increase in basis investment	711
Investment in Lamington at February 28, 2019	$95,541

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the three months ended February 29, 2020 and three months ended February 29, 2019.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, investment in affiliates, 8.5% Senior Secured Notes, 5.0% Senior Unsecured Convertible Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

(17) Segment Information

On October 25, 2013, the Company sold its structured settlement business, which was previously reported as an operating segment. The operating results related to the Company’s structured settlement business have been included in discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented and the Company has discontinued segment reporting. See Note 9 "Discontinued Operations" to the accompanying consolidated financial statements.

(18) Commitments and Contingencies

Lease Agreements

Effective December 1, 2019, the Company adopted ASC 842, Leases, which requires lessees to recognize on the balance sheet at lease commencement, the lease assets and the related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months. The lease term commences on the date the lessor makes the underlying property available, irrespective of when lease payment begins under the contract.

The Company leases office space under a lease that commenced on October 1, 2014. The lease expires on September 30, 2020. The annual base rent is $268,000, with a provision for a 3% increase on each anniversary of the rent commencement date.

Upon adoption, our lease liability was $203,000 and was calculated based on the present value of the minimum lease payments from December 1, 2019 to September 30, 2020, the lease expiration date, consisting of the base rent, provision for a 3% increase on each anniversary of the rent commencement date and our incremental borrowing rate applicable to the lease term. The interest rate used in our calculation is estimated and was derived using the interest rate we pay on our existing borrowings, adjusted for other factors which requires judgment by management. The lease liability is increased by accreted interest and reduced by the lease payment made by the Company on a monthly basis.

At February 29, 2020, the operating lease liability was $133,000 and is included under liabilities on the consolidated balance sheet.

The Company initially measured the right-of-use asset ("ROU asset" or "operating lease asset") at the initial measurement of the lease liability, adjusted for payments made before the commencement date and lease incentives received before the commencement date, which resulted in an initial ROU assets value of approximately $179,000.

At February 29, 2020, the operating lease asset was $125,000 and is included under assets on the consolidated balance sheet.

Over the lease term, the Company is required to amortize the ROU asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $110,000 for the three months ended February 29, 2020. Rent expense was $114,000 for the three months ended February 28, 2019.

Sublease Agreement

During the eleven months ended November 30, 2018, the Company entered into a sublease agreement with a subtenant that commenced on October 1, 2018 and expires on September 15, 2020. The annual base rent of the subtenant is $78,000. On March 11, 2019 the sublease contract was amended to increase the square footage thereunder, hence increasing the annual base rent to $89,000.

The sublease did not relieve the Company of its primary obligation under the original lease. As a result the Company will continue to account for the original lease as an operating lease independent of the sublease agreement, in terms of balance sheet presentation. Rental income is recognized on a monthly basis and was approximately $40,000 and $37,000, respectively, for the three months ended February 29, 2020 and three months ended February 28, 2019, respectively, and is included as other income in the consolidated statement of operations.

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

On December 10, 2019, the Company, entered into a retention agreement with Miriam Martinez, the Company’s Senior Vice President, Chief Financial Officer and Secretary (the "Martinez Retention Agreement"). The Martinez Retention Agreement provides for a cash retention payment (the "Martinez Retention Payment") and certain extended benefits to Ms. Martinez (the "Martinez Benefits") in recognition of the significant contributions to consummating the Company’s August 2019 transaction with Jade Mountain, which allowed the Company and White Eagle to refinance the White Eagle Revolving Credit Facility and improve the Company’s overall financial position (the "White Eagle Transaction"), and in consideration of Ms. Martinez’s continued support and assistance with the Restructuring.

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

Resignation - Chief Investment Officer

On January 29, 2020, Jack Simony, the Company’s Chief Investment Officer, notified the Company of his resignation, effective on February 7, 2020. Also on January 29, 2020, the Company and Mr. Simony entered into an amendment (the "Amendment") to the Simony Retention Agreement. Pursuant to the Amendment, the remaining one-third of the retention payment is accelerated and will be paid within seven (7) days of the date of the Amendment.

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

(19) Stockholders’ Deficit/Equity

Shares of Common Stock under Omnibus Plan

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of February 29, 2020, options to purchase 85,000 shares of common stock granted to existing employees were outstanding, 100,000 shares of stock appreciation rights had been granted to a director and were fully and outstanding, 633,215 shares of restricted stock had been granted to directors and were fully vested, 3,270,000 shares of restricted stock units had been granted to certain employees, with a total of 1,050,000 shares subject to vesting. Approximately 2,220,000 shares have been vested since granted. There were 8,511,785 securities remaining for future issuance under the Omnibus Plan as of February 29, 2020.

Share Note Repurchase Program

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program had a two-year expiration date, and authorized the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees, the amount is included in stockholder's equity of the statement of balance sheet at February 29, 2020. The repurchase program was terminated during the year ended December 31, 2017.

Warrants

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
Common Stock Purchase Agreement
In connection with the Transaction Closing, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, PJC, certain investors jointly designated by PJC and Triax Capital Advisors LLC, a New York limited liability company ("Triax"), to be party to the Stock Purchase Agreement (collectively, the "Common Stock Investors"), and certain Convertible Note Holders that were a party to the Stock Purchase Agreement (collectively, the "Convertible Note Holder Purchasers," and together with PJC and the Common Stock Investors, the "Purchasers"). Pursuant to

the Stock Purchase Agreement, the Company issued and sold to the Purchasers 115,000,000 shares (the "Stock Purchase Agreement Shares") of the Company’s common stock, $0.01 par value at a price of $0.20 per share for an aggregate purchase price of $23.0 million, of which PJC and the Common Stock Investors purchased 75,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $15.0 million and the Convertible Note Holder Purchasers, pursuant to the previously announced rights offering which expired on July 26, 2017, purchased 40,000,000 Stock Purchase Agreement Shares for an aggregate purchase price of $8.0 million, of which PJC purchased 19,320,038 shares in connection with the exercise of rights assigned to it by certain Convertible Note Holder Purchasers. The Stock Purchase Agreement contained customary representations, warranties, and covenants.

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

(20) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an effective tax rate of 16.33% as of February 29, 2020 and a total tax expense of approximately $2.4 million for the three months ended February 29, 2020. The Company’s effective tax rate is principally impacted by expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical net operating losses, and interest expense limitations under IRC Sec. 264(a)(4) that apply when determining tested income for the GILTI inclusion. The GILTI inclusion is driven in large part by the Company’s allocable share of taxable income from the WE Investment. The Company coordinates with the manager of the WE Investment to obtain reasonable estimates of the Company’s share of taxable results. As the estimated allocable share of taxable income from the WE investment represents a significant portion of the Company’s expected taxable income, in accordance with ASC 740 principles, the Company’s tax provision recorded to date is based on actual results through February 29, 2020. The Company believes this approach most fairly represents its income tax provision as of February 29, 2020.

Based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the three months ended February 29, 2020, the Company does not expect that position to change and therefore is not recording any income tax benefit.

Impact of Tax Reform

Beginning with the tax year ended November 30, 2019, the Company became subject to the Global Intangible Lowed-Taxed Income regime (referred to as "GILTI"), which is a tax on certain foreign income earned in excess of a deemed return on tangible assets held by a controlled foreign corporation. The GILTI is included in U.S. taxable income on a current basis by its U.S. shareholders and can generally be offset by a deduction of up to 50% of the income inclusion (through the end of 2025, thereafter the deduction is reduced to 37.5%) subject to certain limitations. Based on the Company’s partnership interest in White Eagle that is held through Lamington (which represents its principal business asset), its allocable share of taxable income is subject to the GILTI regime. For ASC 740 purposes, the Company adopted an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.

Palomino Transaction

On August 16, 2019, the WE Investment was consummated whereby White Eagle, an indirectly-owned entity of the Company, sold to Palomino a 72.5% limited partnership interest in White Eagle, consisting of newly issued and outstanding Class A and Class D interests. Pursuant to the agreement, Lamington retained 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests. For U.S. income tax purposes, this transaction was treated as a contribution by White Eagle of its assets and liabilities to a newly-formed partnership in exchange for the 27.5% interest in White Eagle’s capital and profits. The Company recognized no gain or loss as a result of the transaction.

The Company and its subsidiary companies are subject to U.S. federal income tax, as well as to income tax in Florida and other states and foreign jurisdictions in which it operates.

(21) Subsequent Events
Since the start of January 2020, the outbreak of COVID-19, which is a rapidly evolving situation, has adversely impacted global commercial activities. The Company does not believe that there is any significant impact to the Financial Statements as of February 29, 2020. The Company monitoring the developments relating to COVID-19 and is coordinating its operational response based on existing business continuity plans and on guidance from global health organizations, relevant governments, and general pandemic response best practices.

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

Business Overview

Incorporated in Florida, Emergent Capital, through a subsidiary owns a 27.5% equity investment, having an estimated fair value of approximately $143.2 million at February 29, 2020, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and distributions from its equity investment in White Eagle. At February 29, 2020 there were 524 policies in the White Eagle portfolio with death benefits of approximately $2.5 billion and weighted average life expectancy calculated based on death benefit of the insureds in the policies was 6.8 years.

Equity Investment in White Eagle Asset Portfolio

On August 16, 2019, the Company entered into a subscription agreement (the "Subscription Agreement") with Lamington ("Class B Limited Partner"), White Eagle, WEGP ("Withdrawing General Partner"), and Palomino JV, L.P. ("Palomino" or "Class A Limited Partner"), pursuant to which White Eagle sold to Palomino 72.5% of its limited partnership interests, consisting of all of the newly issued and outstanding Class A and Class D interests, and WEGP sold to an affiliate of Jade Mountain Partners, LLC ("Jade Mountain") (the "Manager") all of its general partnership interests (collectively, the "WE

Investment") for a purchase price of approximately $366.2 million and $8.0 million for the Class A and Class D interests, respectively. Pursuant to the Subscription Agreement, Lamington received 27.5% of the limited partnership interests of White Eagle, consisting of all of the newly issued and outstanding Class B interests in exchange for all of its previously owned White Eagle limited partnership interests with a value of approximately $138.9 million on the closing date. The consummation of the transaction under the Subscription Agreement resulted in the Company being a minority owner in White Eagle and as a result the entity is treated as an equity investment, activities for our investment in White Eagle is included in Note 11 "Investment in Limited Partnership" of the accompanying consolidated financial statements for further information.

During the three month period ended February 29, 2020, approximately $2.0 million was received by the Company for the minimum Class B interest monthly distribution. This amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

During the three month period ended February 29, 2020, the portfolio experienced maturities of nine policies with face of approximately $46.9 million and approximately $33.1 million was collected at February 29, 2020.

Litigation Settlement and Disposal of Life Settlement

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies directly.

Liquidity

The Company has incurred substantial losses and reported negative cash flows from operating activities of $1.5 million for the three months ended February 29, 2020 and $3.8 million for the three months ended February 28, 2019. As of February 29, 2020, we had approximately $25.1 million of cash and cash equivalents and certificates of deposit of $513,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $22.4 million of cash and cash equivalents inclusive of certificates of deposit of $515,000. In considering our forecast for the next twelve months with the current cash balance as of the filing of this Form 10-Q, the Company has sufficient resources to meet its liquidity needs for the foreseeable future.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Critical Accounting Estimates

The preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. We base our judgments, estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions. We evaluate our judgments, estimates and assumptions on a regular basis and make changes accordingly. We believe that the judgments, estimates and assumptions involved in the accounting for income taxes, the valuation of life settlements and the valuation of investment in limited partnership have the greatest potential impact on our financial statements and accordingly believe these to be our critical accounting estimates.

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

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are directly deducted from the carrying amount of the liability in the consolidated balance sheets, are amortized over the life of the related debt using the effective interest method and are classified as interest expense in the accompanying consolidated statement of operations. These deferred costs are related to the Company's 5% Convertible Notes and 8.5% Senior Secured Notes.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("TCJA"). Effective for tax years beginning after December 31, 2017, under certain circumstances, Section 245A enacted by the TCJA eliminated U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also created a new tax on certain taxed foreign income under new Section 951A. Specifically, income earned in excess of a deemed return on tangible assets held by a controlled foreign corporation (such excess referred to as Global Intangible Low-Taxed Income ("GILTI") ) must now generally be included as U.S. taxable income on a current basis by its U.S. shareholders. Based on the Company’s life settlement assets held through Lamington’s ownership share in the WE Investment, management expects the net income generated from these activities to qualify entirely as GILTI effective for its tax year beginning December 1, 2018. On January 10, 2018, the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For its reporting period ended December 31, 2017, the Company adopted an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.

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

Reorganization and Consolidation

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

On September 16, 2019, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case and the Lamington and WEGP cases were closed on November 25, 2019.

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

Accounting Changes

Note 3, "Recent Accounting Pronouncements," of the Notes to Consolidated Financial Statements discusses accounting standards adopted in 2020, as well as accounting standards recently issued but not yet required to be adopted and the expected impact of these changes in accounting standards. Any material impact of adoption is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements.

Leases

At lease inception, the Company determines whether an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the consolidated financial statements. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. For operating leases, ROU assets and lease liabilities are recognized at the commencement date. The lease liability is measured as the present value of the lease payments over the lease term. The Company uses the rate implicit in the lease if it is determinable. When the rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate at the commencement date of the lease to determine the present value of the lease payments. Operating ROU assets are calculated as the present value of the remaining lease payments plus unamortized initial direct costs plus any prepayments less any unamortized lease incentives received. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement.

Selected Operating Data (dollars in thousands):

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019
End of Period — Policies Owned — Consolidated
Number of policies owned	—	2
Average age of insured	—	77.9
Average death benefit per policy	$—	$6,000
Average Life Expectancy — Calculated LE (Years)	—	12.0
Aggregate Death Benefit	$—	$12,000
Aggregate fair value	$—	$1,213
Monthly premium — average per policy	$—	$7.0

White Eagle Portfolio — Deconsolidated
End of Period — Policies Owned
Number of policies owned	—	582
Average age of insured	—	85
Average death benefit per policy	$—	$4,731
Average Life Expectancy — Calculated LE (Years)	—	8.8
Aggregate Death Benefit	$—	$2,753,250
Aggregate fair value	$—	$494,732
Monthly premium — average per policy	$—	$15.0

Period Maturities
Number of policies matured	—	4
Average age of insured at maturity	—	84.9
Average Life Expectancy — Calculated LE (Years)	—	5.9
Aggregate death benefit	$—	$23,000
Gains on maturity	$—	$22,338
Proceeds collected	$—	$14,000

Investment in Limited Partnership
End of Period — Policies Owned
Number of policies owned	524	—
Average age of insured	85.5	—
Average death benefit per policy	$4,682	$—
Average Life Expectancy — Calculated LE (Years)	6.8	—
Aggregate death benefit	$2,453,152	$—
Monthly premium — average per policy	$16.2	$—

Period Maturities*
Number of policies matured	9	—
Average age of insured at maturity	88.4	—
Average Life Expectancy — Calculated LE (Years)	3.7	—
Aggregate death benefit	$46,900	$—
Gains on maturity	$23,775	$—
Proceeds collected	$33,126	$—
*Subject to waterfall distribution as described in Note 11, Investment in Limited Partnership

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements.

As a result of our subsidiaries' Chapter 11 Cases, Lamington's and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation require that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment. The results of White Eagle represented the Company's core business, and although the results are deconsolidated, the Company analyzed significant activities for the deconsolidated subsidiaries up to the point of deemed closure of the bankruptcy case of August 16, 2019. On September 16, 2019, the Bankruptcy Court entered an order and final decree closing the White Eagle Chapter 11 Case, and on November 25, 2019, the Bankruptcy Court entered an order and final decree closing both of the Lamington and WEGP chapter 11 cases.

Our results of operations are discussed below in three parts: (i) our consolidated results of continuing operations for 2020 compared to 2019, (ii) our results of deconsolidated subsidiaries for 2019, and (iii) our results of discontinued operations 2020 compared to 2019.

Results of Continuing Operations - Consolidated Subsidiaries

Three Months Ended February 29, 2020 Compared to Three Months Ended February 28, 2019

Net income from continued operations for the quarter ended February 29, 2020 was $12.5 million as compared to a net loss of $37.5 million for the same period last year. The following is our analysis for the period.

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019	Change	% Change
Income	$18,810	$(33,917)	$52,727	(155)%	increase
Expenses	3,880	3,542	338	10%	increase
Provision (benefit) for income taxes	2,428	—	2,428	—%	increase
Net income (loss)	$12,502	$(37,459)	$49,961	(133)%	increase

Income from continuing operations for the three months ended February 29, 2020 included approximately $10.6 million from the settlement of the Sun Life litigation. Pursuant to the Settlement Agreement, 31 life insurance policies with face value totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies directly.

Of the $12.7 million received by the Company, approximately $2.0 million was allocated to the two policies that were owned by the Company outside of White Eagle, which resulted in a gain on disposal of approximately $743,000, with approximately $10.6 million allocated to other income as settlement of legal fees previously incurred.

Income for the three months ended February 29, 2020, includes approximately $2.0 million which represents distribution for investment in limited partnership. As a result of the WE Investment, the Company receives minimum class B interest monthly distributions equal to (i) for each month commencing prior to the third anniversary of the Effective Date, the greater of $667,000 and 1/12th of 1.50% of the Net Asset Value as determined by the most recent valuation report obtained on or prior to such Distribution Date and (ii) for each month commencing on or after the third anniversary of the Effective Date and prior to the tenth anniversary of the Effective Date, the greater of $333,000 and 1/12th of 0.75% of the net asset value as determined by the most recent valuation report obtained on or prior to such Distribution Date. The amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations which shows an overall gain of approximately $7.4 million.

Income from continuing operations for the three months ended February 28, 2019 was a loss, which was significantly impacted by a negative change in fair value of investment in deconsolidated subsidiaries of approximately $34.0 million The fair value of $95.5 million had inherent estimates including, but not limited to, when Lamington and related subsidiaries would have emerged from bankruptcy, the estimated discount rate, the value of the debt under the then White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

Total expenses from continuing operations for the three months ended February 29, 2020 were mainly comprised of personnel cost of approximately $2.0 million, interest expense of $1.1 million on the 5% Convertible Notes, $1.3 million on the 8.5% Senior Secured Notes offset by $2.8 million in gain on extinguishment of 5% Convertible Notes.

Total expenses from continuing operations for the three months ended February 28, 2019 were mainly comprised of interest expense of approximately $1.2 million on the 5% Convertible Notes, $1.5 million on the 8.5% Senior Secured Notes and $46,000 on the 8.5% Convertible Notes.

Change in fair value of life settlements (in thousands)

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019	Change	% Change
Change in fair value of life settlements	$—	$2	$(2)	(100)%	decrease

During the three months ended February 28, 2019, the company recorded no maturity for the consolidated entities. Of these two policies owned as of February 28, 2019, all were previously premium financed and were valued using discount rates that range from 13.25% to 14.75%.

As of February 28, 2019, we owned two policies with an estimated fair value of $1.2 million. With the settlement of the Sun Life litigation we no longer own any life settlements.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Change in fair value of investment in limited partnership (in thousands)

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019	Change	% Change
Change in fair value of investment in limited partnership, net of distributions	$7,351	$—	$7,351	100%	increase

The Company performed a valuation at February 29, 2020 resulting in a value of approximately $143.2 million using an estimated discount rate if approximately 14.57%. This resulted in a change in fair value of approximately $7.4 million, net of distributions of approximately $2.0 million for the three months ended February 29, 2020.

See Note 16, "Fair Value Measurement", to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019	Change	% Change
Interest expense	$2,394	$2,763	$(369)	(13)%	decrease
Extinguishment of debt	(2,815)	—	(2,815)	(100)%	increase
SG&A expenses	4,301	779	3,522	452%	increase
Total Expenses	$3,880	$3,542	$338	10%	increase

Interest expense (in thousands)

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019	Change	% Change
8.5% Convertible Notes	$—	$46	$(46)	(100)%	decrease
5% Convertible Notes	1,111	1,242	(131)	(11)%	decrease
8.5% Senior Secured Notes	1,281	1,471	(190)	(13)%	decrease
Other	2	4	(2)	(50)%	decrease
Total Interest Expense	$2,394	$2,763	$(369)	(13)%	decrease

Outstanding debt for the quarter ended February 29, 2020 included $67.8 million of 5% Convertible Notes and $47.6 million of 8.5% Senior Secured Notes. During the three months ended February 29, 2020, the Company repaid approximately $8.0 million of the 5% Convertible Notes.

During the three months ended February 29, 2020, the Company recorded $1.1 million of interest expense on the 5% Convertible Notes, which included $861,000, $217,000 and $32,000 from interest, amortization of debt discount and origination costs, respectively.
During the three months ended February 29, 2020, the Company recorded approximately $1.3 million of interest expense on the 8.5% Senior Secured Notes, which included $1.0 million of interest, $51,000 of amortizing debt issuance costs and $208,000 of amortizing of debt discount.

The Company recorded approximately $46,000 of interest expense on the 8.5% Convertible Notes, which included, $25,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively, during the three months ended February 28, 2019.

The Company recorded approximately $1.2 million on the 5% Convertible Notes, which included $948,000, $256,000 and $38,000 from interest, amortization of debt discount and origination costs, respectively, during the three months ended February 28, 2019, respectively.

The Company recorded approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, during the three months ended February 28, 2019 which included $1.3 million of interest and $143,000 of amortizing debt issuance costs and $60,000 of amortizing of debt discount.
See Notes 13, "8.50% Senior Unsecured Convertible Notes," 14, "5.0% Senior Unsecured Convertible Notes," and 15 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019	Change	% Change
Personnel costs	$1,954	$169	$1,785	1,056%	increase
Legal fees	909	(5)	914	(18,280)%	increase
Professional fees	857	335	522	156%	increase
Insurance	317	179	138	77%	increase
Other SG&A expenses	264	101	163	161%	increase
Total SG&A Expenses	$4,301	$779	$3,522	452%	increase

Changes in operating expenses was primarily a result of an increase in personnel costs of $1.8 million, an increase in legal expense of $914,000, an increase in professional fees of $522,000, an increase in other operating expenses of $163,000 and an increase in insurance of $138,000.

The $1.8 million increase in personnel costs was attributable to the following:

On November 12, 2019, the Company entered into a retention agreement with Mr. Simony, the Company’s Chief Investment Officer, for $1.0 million, approximately $667,000 was paid immediately with $333,000 paid upon his resignation during the three months ended February 29, 2020.

On December 10, 2019, the Company, entered into a retention agreement with Miriam Martinez, the Company’s Senior Vice President, Chief Financial Officer and Secretary for $700,000, of this amount, payment of approximately $467,000 was made during the period.

On January 27, 2020, the Company, granted a bonus to Patrick J. Curry, the Company’s Chief Executive Officer (the "Bonus"), in recognition of his past and ongoing work for the Company, approximately $400,000 was paid during the period.

See Note 18, "Commitment and Contingencies" to the accompanying consolidated financial statements for further information.

Results of Operations for Deconsolidated Subsidiaries (in thousands)

Net income from deconsolidated operations was $34.0 million and comprise the below:

Three Months Ended February 28, 2019
Income	$(12,516)
Expenses	21,449
Net income (loss)	$(33,965)

Total income for the deconsolidated subsidiaries was a loss of $12.5 million and mainly comprised change in fair value of life settlements loss of approximately $12.8 million during the three months ended February 28, 2019.

For the three months ended February 28, 2019, expense was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately of approximately $14.6 million. Other items impacting expenses were interest expense of $2.4 million, reorganization cost of $1.9 million, administrative services fees of $1.4 million, legal fees of $587,000 and professional fees of $428,000.

Change in fair value of life settlements - Deconsolidated Subsidiaries

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

As of February 28, 2019, White Eagle owned 582 policies with an estimated fair value of $494.7 million. The aggregate death benefit of White Eagle's life settlements was approximately $2.8 billion.

Of these 582 policies owned as of February 28, 2019, 510 were previously premium financed and are valued using discount rates that range from 12.25% - 19.25%. The remaining 72 policies are valued using discount rates that range from 12.25% - 13.25%.

See Note 16 "Fair Value Measurements"" to the accompanying consolidated financial statements for further information.

Change in fair value of White Eagle Revolving Credit Facility

At February 28, 2019, the White Eagle Revolving Credit Facility incurred a loss of approximately $14.6 million which is mainly attributable to the lengthening of life expectancies of certain insureds' underlying policies pledged under the Facility offset by assumptions of an early repayment of the White Eagle Revolving Credit Facility due to the Chapter 11 filings. The calculation incorporates expected cash flows as approved by the Bankruptcy Court. The Facility is valued at February 28, 2019 White Eagle Revolving Credit using a discount rate of 23.27%.
Refer to Note 4 "Deconsolidation of Subsidiaries", Note 5 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 6 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Discontinued Operations

Three Months Ended February 29, 2020 Compared to Three Months Ended February 28, 2019 (in thousands)

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019	Change	% Change
Total income	$—	$—	$—	—%	—
Total expenses	64	17	47	(276)%	increase
Income (loss) before income taxes	(64)	(17)	(47)	276%	increase
Net income (loss), net of income taxes	$(64)	$(17)	$(47)	276%	increase

Net loss from our discontinued structured settlement operations for the three months ended February 29, 2020 was $64,000 compared to a net loss of $17,000 for the same quarter in 2019.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our 5% Convertible Notes, 8.5% Senior Secured Notes and other financing arrangements.

Previously the payment of premiums to maintain the life insurance policies represented our most significant requirement for cash disbursement. On a quarterly basis, we calculate the minimum premium payments required to maintain the policies in-force. Over time, as an insured ages, the relevant premium payments will increase. Nevertheless, the probability we will actually be required to pay the premium decreases as mortality becomes more likely. In addition to premiums, we incurred policy servicing costs, including updated medical records, updated life expectancies and securities intermediaries' fees; in most cases, these amounts are determined by the number of policies we own. The majority of these costs relates to the policies previously pledged as collateral under the White Eagle Revolving Credit Facility. With the termination of such facility, the sale of 72.5% of the ownership interests in the holder of the assets and the disposal of the two remaining policies held by the Company through the Sun Life litigations settlement, the Company's exposure to these risks has been substantially eliminated.

As of February 29, 2020, we had approximately $25.1 million of cash and cash equivalents and certificates of deposit of $513,000.

Equity Investment in White Eagle Asset Portfolio

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

During the three month period ended February 29, 2020, approximately $2.0 million was received by the Company for the minimum Class B interest monthly distribution. This amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $279.1 million as of February 29, 2020. Cash flows used in operating activities were $1.5 million for the three month period ended February 29, 2020 and $3.8 million for the three months ended February 28, 2019. As of February 29, 2020, the Company had approximately $25.1 million of cash and cash equivalents and certificates of deposit of $513,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $22.4 million of cash and cash equivalents inclusive of certificates of deposit of $515,000. In considering our forecast for the next twelve months with the current cash balance as of the filing of this Form 10-Q, the Company has sufficient resources to meet its liquidity needs for the foreseeable future.

Financing Arrangements Summary

At February 29, 2020, we had $67.8 million and $47.6 million and in aggregate principal amount of outstanding 5% Convertible Notes and 8.5% Senior Secured Notes, which accrue interest at 5.0%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes is due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly. The Company has the ability to pay interest in kind on approximately $39.4 million, or 83%, of the 8.5% Senior Secured Notes; however, there was no interest paid in kind during the three months ended February 28, 2019.

5.0% Senior Unsecured Convertible Notes

At February 29, 2020, there was $67.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes").

Repurchase of Notes

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

8.5% Senior Secured Notes

At February 29, 2020, there was $47.6 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 15, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three month period ended February 29, 2020 and three months ended February 28, 2019 (in thousands):

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$1,471	$(3,831)
Investing activities	4,040	(41)
Financing activities	(4,677)	6,476
Increase (decrease) in cash and cash equivalents	$834	$2,604

Operating Activities

During the three months ended February 29, 2020, operating activities received cash of $1.5 million. Our net income of $12.4 million was adjusted for the following: change in fair value of investment in limited partnership gain of approximately $7.4 million, gain on extinguishment of 5.0% Convertible Notes of $2.8 million; gain on sale of life settlement of $743,000; amortization of discount and deferred cost for the 5.0% Convertible Notes of $249,000; amortization of discount and deferred cost for the 8.5% Senior Secured Notes of $258,000; stock based compensation of $31,000 and a net negative change in the components of operating assets and liabilities of $291,000. This $291,000 change in operating assets and liabilities is partially attributable to a $2.4 million increase in current tax liability, a $957,000 decrease in interest payable on the 5.0% Convertible Notes; a $47,000 decrease in other liabilities, a $28,000 decrease in accounts payable and accrued expenses offset by a $1.7 million increase in prepaid and other assets.

During the three months ended February 28, 2019, operating activities used cash of $3.8 million. Our net loss of $37.5 million was adjusted for the following: change in fair value of investment in deconsolidated subsidiaries of approximately $34.0 million, attributable to the deconsolidation of Lamington and its subsidiaries due to the Chapter 11 cases; interest paid in kind on 8.5% Senior Secured Notes of approximately $779,000, amortization of discount and deferred cost for the 5.0% Convertible Notes of $294,000; amortization of discount and deferred cost for the 8.5% Senior Secured Notes of $121,000; stock based compensation of $98,000 and a net negative change in the components of operating assets and liabilities of $1.6 million. This $1.6 million change in operating assets and liabilities is partially attributable to a $948,000 decrease in interest payable on the 5.0% Convertible Notes; $654,000 decrease in other liabilities; a $524,000 decrease in accounts payable and accrued expenses and a $193,000 decrease in prepaid and other assets.

Investing Activities

Net cash used in investing activities for the three months ended February 29, 2020 was $4.0 million and includes $2.0 million in proceeds from sale of life settlement and $2.0 million for distribution from investment in limited partnership.

Net cash used in investing activities for the three months ended February 28, 2019 was $41,000 resulted from $39,000 for premiums paid on life settlements.

Financing Activities

Net cash provided by financing activities for the three months ended February 29, 2020 was $4.7 million resulted from repayment of principal under the 5.0% Convertible Notes of approximately $4.7 million.

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

Off-Balance Sheet Arrangements

At February 29, 2020, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of February 29, 2020, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own. Although we may purchase life settlements from carriers rated below investment grade, to limit our credit risk, we generally only purchase life settlements from companies that are investment grade. Currently, we do not own any life insurance policies directly, but these risks could apply to the policies in the White Eagle portfolio, in which we have a 27.5% ownership interest.

Interest Rate Risk

At February 29, 2020, fluctuations in interest rates did not impact interest expense in our business.

We earn income on the changes in fair value of our equity investment in White Eagle limited partnership. However, if the fair value of the investment decrease, we record this reduction as a loss.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the three months ended February 29, 2020, see "Litigation" under Note 18, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the fiscal year ended November 30, 2019, other than the following additional risk factor:

We may experience unanticipated effects of the COVID-19 pandemic.

The impact that the recent COVID-19 pandemic will have on our business is uncertain. We are thinly-staffed and may be affected by illness or difficulty in performance due to geographic or other restrictions experienced by our management and personnel. We rely on other entities to administer the life insurance policies in the White Eagle Portfolio, and there can be no assurance that such entities will not be negatively affected by the pandemic, potentially resulting in delays or failures to collect payments upon maturity. Although it is possible that the White Eagle portfolio will see an increase in maturities due to the pandemic, which would benefit our financial results, there can be no assurance that such increase will occur at all or to what extent.

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
Date April 20, 2020