Form 10-Q
period 2020-05-31
EMERGENT CAPITAL, INC.
filed 2020-07-09
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020

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

As of July 8, 2020, the Registrant had 158,655,140 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED May 31, 2020

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
course due to illness or access restrictions, and our ability to consummate the restructuring of the Company; and
•We do not control our significant asset and rely on third parties to manage it.

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

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	May 31, 2020	November 30, 2019*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$21,284	$24,283
Certificates of deposit	515	511
Prepaid expenses and other assets	1,674	377
Operating lease asset (Note 18)	72	—
Deposits - other	1,377	1,377
Life settlements, at estimated fair value	—	1,297
Fixed assets, net	—	18
Investment in limited partnership, at estimated fair value (Note 11)	150,200	137,849
Total assets	$175,122	$165,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$951	$1,651
Other liabilities	40	86
Operating lease liability (Note 18)	66	—
Interest payable - 5.0% Convertible Notes (Note 14)	1,007	1,116
5.0% Convertible Notes, net of discount and deferred debt costs (Note 14)	64,097	71,022
Interest payable - 8.5% Senior Secured Notes (Note 15)	865	854
8.5% Senior Secured Notes, net of deferred debt costs (Note 15)	46,207	45,675
Current tax liability	2,623	3,195
Total liabilities	115,856	123,599
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at May 31,2020 and November 30, 2019; 159,263,140 issued and 158,655,140 outstanding as of May 31, 2020; 158,365,275 issued and 157,757,275 outstanding as of November 30, 2019)	1,593	1,584
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of May 31, 2020 and November 30, 2019)	—	—
Treasury Stock, net of issuance cost (608,000 shares as of May 31, 2020 and November 30, 2019)	(2,534)	(2,534)
Additional paid-in-capital	334,620	334,576
Accumulated deficit	(274,413)	(291,513)
Total stockholders’ equity	59,266	42,113
Total liabilities and stockholders’ equity	$175,122	$165,712

 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 10 & 16)	$—	$4	$—	$6
Change in fair value of investment in limited partnership, net of distributions (Notes 11 and 16)	9,000	—	16,351	—
Change in fair value of investment in deconsolidated subsidiaries (Notes 4 & 16)	—	(18,804)	—	(52,769)
Gain on life settlements, net (Note 10)	—	—	743	—
Other income	101	46	10,817	93
Total income	9,101	(18,754)	27,911	(52,670)
Expenses
Interest expense	2,473	2,775	4,867	5,538
Extinguishment of debt	—	—	(2,815)	—
Personnel costs	435	138	2,389	307
Legal fees	203	725	1,112	720
Professional fees	559	(57)	1,416	278
Insurance	524	217	841	396
Other selling, general and administrative expenses	255	98	520	200
Total expenses	4,449	3,896	8,330	7,439
Income (loss) from continuing operations before income taxes	4,652	(22,650)	19,581	(60,109)
Provision (benefit) provision for income taxes	—	3,218	2,428	3,218
Net income (loss) from continuing operations	$4,652	$(25,868)	$17,153	$(63,327)
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	10	(16)	(53)	(33)
Provision (benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	10	(16)	(53)	(33)
Net income (loss)	$4,662	$(25,884)	$17,100	$(63,360)
Basic income (loss) per common share:
Continuing operations	$0.03	$(0.16)	$0.11	$(0.40)
Discontinued operations	$—	$—	$—	$—
Net income (loss) - basic	$0.03	$(0.16)	$0.11	$(0.40)
Diluted income (loss) per share:
Continuing operations	$0.02	$(0.16)	$0.09	$(0.40)
Discontinued operations	$—	$—	$—	$—
Net income (loss) - diluted	$0.02	$(0.16)	$0.09	$(0.40)
Weighted average shares outstanding:
Basic	157,648,168	156,960,046	157,608,707	156,939,797
Diluted	175,581,286	156,960,046	204,522,043	156,939,797
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT/EQUITY (UNAUDITED)

Six Months Ended May 31, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2019	158,365,275	$1,584	(608,000)	$(2,534)	$334,576	$(291,513)	$42,113
Net income/(loss)	—	—	—	—	—	12,438	12,438
Stock-based compensation	1,000,000	10	—	—	22	—	32
Retirement of common stock	(87,309)	(1)	—	—	—	—	(1)
Balance, February 29, 2020	159,277,966	$1,593	(608,000)	$(2,534)	$334,598	$(279,075)	$54,582
Net income/(loss)	—	—	—	—	—	4,662	4,662
Stock-based compensation	—	—	—	—	22	—	22
Retirement of common stock	(14,826)	—	—	—	—	—	—
Balance, May 31, 2020	159,263,140	$1,593	(608,000)	$(2,534)	$334,620	$(274,413)	$59,266

Six Months Ended May 31, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2018	158,733,928	$1,587	(608,000)	$(2,534)	$334,198	$(306,009)	27,242
Net income/(loss)	—	—	—	—	—	(37,476)	(37,476)
Stock-based compensation	—	—	—	—	98	—	98
Balance, February 28, 2019	158,733,928	$1,587	(608,000)	$(2,534)	$334,296	$(343,485)	$(10,136)
Net income/(loss)	—	—	—	—	—	(25,884)	(25,884)
Stock-based compensation			—	—	97	—	97
Retirement of common stock	(74,125)	—	—	—	—	—	—
Balance, May 31, 2019	158,659,803	$1,587	(608,000)	$(2,534)	$334,393	$(369,369)	$(35,923)

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended May 31,
	2020	2019
	(In thousands)
Cash flows from operating activities
Net income (loss)	$17,100	$(63,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18	39
Amortization of discount and deferred costs for 8.5% Convertible Notes	—	21
Amortization of discount and deferred costs for 5.0% Convertible Notes	567	622
Amortization of deferred costs for 8.5% Senior Secured Notes	532	326
Change in fair value of investment in deconsolidated subsidiaries	—	52,769
Extinguishment of debt	(2,815)	—
Stock-based compensation expense	53	195
Interest paid in kind on 8.5% Senior Secured Notes	—	1,749
Change in fair value of life settlements	—	(6)
Change in fair value of investment in limited partnership, net of distributions	(16,351)	—
Gain on sale of life settlement	(743)	—
Interest income	(311)	(197)
Deferred tax asset	—	576
Change in assets and liabilities:
Prepaid expenses and other assets	(991)	92
Accounts payable and accrued expenses	(697)	(500)
Operating lease assets, net of liabilities	(7)	—
Other liabilities	(48)	(1,634)
Current tax liability	(572)	2,642
Interest payable - 8.5% Convertible Notes	—	51
Interest payable - 5.0% Convertible Notes	(109)	—
Interest payable - 8.5% Senior Secured Notes	11	436
Net cash (used in) provided by operating activities	(4,363)	(6,179)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	—	(5)
Premiums paid on life settlements	—	(77)
Proceeds from sale of life settlements, net	2,041	—
Distributions from investment in limited partnership	4,000	—
Net cash (used in) provided by investing activities	6,041	(82)
Cash flows from financing activities
Proceeds from issue of 8.5% Senior Secured Notes	—	6,476
Repayment of 5.0% Convertible Notes	(4,677)	—
Net cash (used in) provided by financing activities	(4,677)	6,476
Net increase (decrease) in cash and cash equivalents	(2,999)	215
Cash and cash equivalents, at beginning of the period	24,283	1,209
Cash and cash equivalents, at end of the period	$21,284	$1,424
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$3,864	$2,246
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2020

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

Risks and Uncertainties

The outbreak of COVID-19, which is a rapidly evolving situation, has adversely impacted global commercial activities. The Company does not believe that there is any significant impact to the Financial Statements as of May 31, 2020 as a result of the COVID-19 pandemic. The Company is monitoring the developments relating to COVID-19 and is coordinating its operational response based on existing business continuity plans and ongoing guidance from global health organizations, relevant governments, and general pandemic response best practices.

Equity Investment in White Eagle Asset Portfolio

Emergent Capital indirectly owns a 27.5% equity investment, having an estimated fair value of approximately $150.2 million at May 31, 2020, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and distributions from its equity investment in White Eagle.

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

2) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, all of its wholly-owned subsidiary companies and its special purpose entities, with the exception of the Deconsolidated Entities (as defined below),

White Eagle , an unconsolidated equity investment effective August 17, 2019, which is accounted for using fair value and Imperial Settlements Financing 2010, LLC ("ISF 2010"), an unconsolidated special purpose entity which is accounted for using the measurement alternative, which is measured at cost less impairment. The special purpose entity was to fulfill specific objectives. All significant intercompany balances and transactions, except those related to Lamington after November 13, 2018 to August 16, 2019 (see Note 4) have been eliminated in consolidation, including income from services performed by subsidiary companies in connection with the White Eagle Revolving Credit Facility, as detailed herein.

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended May 31, 2020 and six months ended May 31, 2020 are not necessarily indicative of the results that may be expected for future periods or for the year ending November 30, 2020. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Report on Form 10-K for the fiscal year ended November 30, 2019.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $274.4 million as of May 31, 2020. Cash flows used in operating activities were $4.4 million for the six months ended May 31, 2020 and $6.2 million for the six months ended May 31, 2019. As of May 31, 2020, the Company had approximately $21.3 million of cash and cash equivalents and certificates of deposit of $515,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $20.9 million of cash and cash equivalents inclusive of certificates of deposit of $517,000. The Company's 8.5% Senior Secured Notes with outstanding principal of approximately $47.6 million becomes due on July 15, 2021. In considering our forecast for the next twelve months and the expected repayment of this debt, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet its financial needs. In considering the factors above, management plans to continue to operate our business while it pursues its restructuring plan. Management expects that, in connection with its proposed restructuring, the 8.5% Senior Secured Notes may be converted into a security with a later maturity date or otherwise refinanced.

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

On August 16, 2019, the White Eagle Revolving Credit Facility was paid in full and terminated, and additionally, payment was made to all White Eagle vendors and intercompany liabilities were contributed by Emergent. Lamington and WEGP had pledged their respective interests in White Eagle to secure its obligations under the White Eagle Revolving Credit Facility. With the termination of the facility, this pledge was released. There were no outstanding third party liabilities for either Lamington or WEGP at August 16, 2019 besides intercompany obligations to Emergent. Pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate. However, the consummation of the transaction pursuant to the Subscription Agreement resulted in the Company being a minority owner in White Eagle. Accordingly, White Eagle was not reconsolidated but rather treated as an equity investment.

On September 16, 2019, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case and the Lamington WEGP cases were closed on November 25, 2019.

Related Party Relationship

Upon filing for Chapter 11 and the subsequent deconsolidation, transactions with Lamington were no longer eliminated in consolidation and are treated as related party transactions for Emergent Capital. On August 17, 2019 Lamington was reconsolidated and its transactions are eliminated in consolidation. See Note 5 "Condensed and Consolidated Financial Statements For Entities in Bankruptcy" for all transactions between Emergent Capital and Lamington while Lamington was deconsolidated.

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the three months and six months ended May 31, 2020 and May 31, 2019, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 9, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

In May 2019, the FASB issued ASU No 2019-04 which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The ASU’s amendments apply to all entities within the scope of the affected guidance. Accrued interest - Amortized cost basis is defined in ASU 2016-13 as "the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, write offs, foreign exchange, and fair value hedge accounting adjustments". To address stakeholders’ concerns that the inclusion of accrued interest in the definition of amortized cost basis could make application of the credit loss guidance operationally burdensome, ASU 2019-04 provides certain alternatives for the measurement of the allowance for credit losses (ALL) on accrued interest receivable (AIR). These measurement alternatives include (1) measuring an ALL on AIR separately, (2) electing to provide separate disclosure of the AIR component of amortized cost as a practical expedient, and (3) making accounting policy elections to simplify certain aspects of the presentation and measurement of such AIR. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-04 related to ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and interim periods therein. ASU 2019-04’s amendments should be applied "on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date an entity adopted the amendments in

ASU 2016-13." Certain disclosures are also required. For all other entities, the effective date will be the same as the effective date in ASU 2016-13. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

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

	As reported under previous accounting guidance	As reported under ASU 2016-02	Effect of change
Balance Sheet - November 30, 2019
Assets
Prepaid and other assets	$377	353	24
Operating lease assets	—	132	132
Total assets	$165,712	$165,868	$156

Liabilities
Other liabilities	$86	39	(47)
Operating lease liability	—	203	203
Total liabilities	123,599	123,755	156

Total stockholders' equity	42,113	42,113	—

Total liabilities and stockholders' equity	$165,712	$165,868	$156

Net effect	$—	$—	$—

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address stakeholder concerns about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings is for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard was adopted during the six months ended May 31, 2020 and did not result in any significant changes to the consolidated statements of operations, stockholders' equity, or statement of cash flows.

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

The fair value of the investment in Lamington at May 31, 2019 was calculated as follows:

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

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements
Balance Sheet

	May 31, 2020	May 31, 2019
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$—	$8,703
Prepaid expenses and other assets	—	606
Investment in life settlements, at estimated fair value	—	475,551
Receivable for maturity of life settlements	—	46,190
Total assets	$—	$531,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$—	$8,501
Other liabilities (subject to compromise)*	—	7,588
Revolving Credit Facility debt, at estimated fair value	—	394,570
Promissory notes payable (subject to compromise)*	—	146,393
Total liabilities	—	557,052

Share Capital (1 share of $1 authorized and issued)	—	—
Additional paid in capital	—	60,602
Accumulated deficit/retained earnings	—	(86,604)
Total stockholders' deficit/equity	—	(26,002)
Total liabilities and stockholders' equity	$—	$531,050

*Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts different from those recorded in the condensed consolidated balance sheet.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Operations

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
Change in fair value of life settlements (Notes 11 & 16)	$—	$(17,075)	$—	$(29,825)
Other income	—	131	—	365
Total income	—	(16,944)	—	(29,460)

Interest expense	—	2,600	—	5,000
Change in fair value of White Eagle Revolving Credit Facility (Notes 12 & 16)	—	29,071	—	43,679
Reorganization cost	—	6,742	—	8,644
Legal fees	—	627	—	1,214
Professional fees	—	523	—	950
Administrative service fees - affiliate	—	1,338	—	2,765
Other general and administrative expenses	—	442	—	540
Total expenses	—	41,343	—	62,792
Income taxes	—	—	—	—
(Loss) income	$—	$(58,287)	$—	$(92,252)

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Cash Flows

	Six Months Ended May 31,	Six Months Ended May 31,
	2020	2019

Net cash used in operating activities	$—	$(10,632)
Cash flows from investing activities
Premiums paid on life settlements	—	(50,947)
Proceeds from maturity of life settlements	—	32,342
Net cash provided by/(used in) investing activities	$—	$(18,605)
Cash flows from financing activities
Borrowings from White Eagle Revolving Credit Facility	—	4,221
Net cash provided by financing activities	$—	$4,221
Net increase (decrease) in cash and cash equivalents	—	(25,016)
Cash and cash equivalents, at beginning of the period	—	33,719
Cash and cash equivalents, at end of the period	$—	$8,703
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$—	$5,000

Related Party Transactions

Certain related party transactions had been eliminated in consolidation. Due to the deconsolidation of Lamington, transactions after November 13, 2018 were no longer eliminated until the discharge of the Chapter 11 Cases, effective August 17, 2019 after which related party transactions are again eliminated in consolidation. The below is a description of related party transactions for the period.

Administrative Services Fees

In 2014, White Eagle entered into an Administrative Service Agreement with Imperial Finance and Trading ("IFT"). Under the agreement, IFT will perform certain non-discretionary, administrative or ministerial services to assist with certain reporting, compliance and document retention duties and obligations arising under or in connection with the Amended and Restated Loan and Securities Agreement. IFT shall recover all cost incurred in performing these services, with billings quarterly or annually. Bills will be based on actual cost or an appropriate allocation methodology. White Eagle incurred post-petition administrative service expenses of approximately $0 and $1.3 million during the three months ended May 31, 2020 and 2019, respectively, with $0 million and $2.8 million during the six months ended May 31, 2020 and 2019, respectively. Amounts due from White Eagle resulting from the administrative services during six months ended May 31, 2019 are included in investment in deconsolidated subsidiaries and amounts payable to IFT are included in other liabilities on the Lamington Road DAC consolidated balance sheet totaling $7.6 million, net of repayments.

Promissory Notes Receivables

Effective May 16, 2014, Lamington entered into a 10 year, $59.3 million unsecured Promissory Note ("the 8.5% Promissory Note") in favor of its parent company, Markley Asset Portfolio, LLC ("Markley"). The amount was used by Lamington as the partial purchase price of Markley’s interest in White Eagle. The annual interest rate on the Promissory Note is 8.5% and is due to be paid at the end of each calendar year; provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of May 31, 2019, the outstanding principal balance was $86.5 million, which includes $27.2 million in capitalized interest. The entire remaining principal balance of the 8.5% Promissory Note shall be due and payable, together with all accrued but unpaid interest, on May 16, 2024. No principal payments are due prior to the maturity date.

Effective July 28, 2017, Lamington issued an unsecured Promissory Note to Markley, in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy Profit Participating Notes issued by Markley to Lamington (the "Special Dividend Note").The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0% provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of May 31, 2019, the outstanding principal balance was $59.9 million, which includes $2.9 million in capitalized interest. The entire remaining principal balance of the Special Dividend Note shall be due and payable, together with all accrued but unpaid interest, on July 28, 2027. No principal payments are due prior to the maturity date.

The Company stopped accruing interest on both notes during the Chapter 11 cases, effective August 17, 2019 the notes are consolidated, and interest expense has been eliminated on consolidation.

At May 31, 2019, the notes were fair valued in accordance with ASC 820, with a fair value of approximately $70.1 million and was included in investment in deconsolidated subsidiaries and not separately presented on the face of the consolidated balance sheet. At May 31, 2019, the combined face value of the notes was $146.4 million.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of May 31, 2020 and November 30, 2019, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Not Primary Beneficiary		Not Primary Beneficiary
	Non-consolidated VIE		Non-consolidated VIE- White Eagle
	Total Assets	Maximum Exposure To Loss	Total Assets	Maximum Exposure To Loss
May 31, 2020	$—	$—	$150,200	$150,200
November 30, 2019	$—	$—	$137,849	$137,849

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

Approximately $150.2 million is included as investment in limited partnership in the accompanying balance sheet as of May 31, 2020.

(7) Earnings Per Share

As of May 31, 2020 and 2019, there were 159,263,140 and 158,659,803 shares of common stock issued, respectively, and 158,655,140 and 158,051,803 shares of common stock outstanding, respectively. Outstanding shares as of May 31, 2020 and 2019 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months and six months ended May 31, 2020 and 2019 (in thousands except per share data).

	Three Months Ended May 31,		Six Months Ended May 31,
	2020(1)	2019(2)	2020(3)	2019(2)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$4,652	$(25,868)	$17,153	$(63,327)
Net income (loss) from discontinued operations	10	(16)	(53)	(33)
Numerator for basic EPS - net income (loss) attributable to common stockholders	$4,662	$(25,884)	$17,100	$(63,360)
Add back convertible notes interest	—		1,993	—
Numerator for diluted earnings per share - net income (loss) attributable to common stockholders	$4,652	$(25,868)	$19,146	$(63,327)
Basic income (loss) per common share:
Basic income (loss) from continuing operations	$0.03	$(0.16)	$0.11	$(0.40)
Basic income (loss) from discontinued operations	—	—	—	—
Basic income (loss) per share available to common shareholders	$0.03	$(0.16)	$0.11	$(0.40)
Diluted income (loss) per common share:
Diluted income (loss) from continuing operations	$0.02	$(0.16)	$0.09	$(0.40)
Diluted income (loss) from discontinued operations	—	—	—	—
Diluted income (loss) per share available to common shareholders	$0.02	$(0.16)	$0.09	$(0.40)
Denominator:
Basic	157,648,168	156,960,046	157,608,707	156,939,797
Diluted	175,581,286	156,960,046	204,522,043	156,939,797

(1)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares underlying stock appreciation rights and 33,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes as the effect of their inclusion would have been anti-dilutive.

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

(3)
The computation of diluted EPS does not include 85,000 shares of common stock underlying options and 100,000 shares underlying stock appreciation rights as the effect of their inclusion would have been anti-dilutive.

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

Options

As of November 30, 2019, all options to purchase shares of common stock issued by the Company were fully vested with 85,000 exercisable. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during the three months and six months ended May 31, 2020 and May 31, 2019, respectively.

As of May 31, 2020, options to purchase 85,000 shares of common stock were outstanding under the Omnibus Plan at a weighted average exercise price of $6.94 per share. The options were issued on June 6, 2013 and expire seven years after the date of grant which will be June 6, 2020. The following table presents the activity of the Company’s outstanding stock options to purchase common stock for the six months ended May 31, 2020:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance, December 1, 2019	85,000	$6.94	0.55	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	—	$—	—
Options expired	—	—	—
Options outstanding, May 31, 2020	85,000	$6.94	0.02	$—
Exercisable at May 31, 2020	85,000	$6.94	0.02
Unvested at May 31, 2020	—	—	—	$—

As of May 31, 2020, all outstanding stock options had an exercise price above the fair market value of the common stock on that date. There are no remaining unamortized amounts to be recognized on these options.

Restricted Stock

The Company incurred stock-based compensation expense of approximately $22,000 and $97,000 relating to restricted stock granted to certain employees during the three months ended May 31, 2020 and 2019 respectively, and $53,000 and $195,000 during the six months ended May 31, 2020 and 2019, respectively.

During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 750,000 shares of restricted stock vested during the eleven months ended November 30, 2018, 1,000,000 during the during the twelve months ended November 30, 2019 and 250,000 during the six months ended May 31, 2020 with 0 unvested at May 31, 2020. The Company incurred stock-based compensation expense of approximately $0 and $89,000 during the three months ended May 31, 2020 and 2019, respectively, with $10,000 and $181,000 during the six months ended May 31, 2020 and 2019, respectively, related to these 2,000,000 shares of restricted stock.
During the eleven months ended November 30, 2018, the Company granted 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a two and three year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 66,667 shares of restricted stock vested during the twelve months ended November 30, 2019, with 50,000 and 83,333 vested during the three months and six months ended May 31, 2020 with 0 unvested at May 31, 2020. The Company incurred stock-based compensation expense of approximately $1,000 and $7,000 during the three months ended May 31, 2020 and 2019, respectively, with $14,000 and $13,000 during the six months ended May 31, 2020 and 2019, related to these 150,000 shares of restricted stock.

During the six months ended May 31, 2020, the Company, granted 1,000,000 shares of restricted common stock to its Chief Executive Officer, vesting in thirds upon the first three anniversaries of the grant date. The fair value of the unvested restricted stock was valued at approximately $250,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $21,000 and $29,000 related to these 1,000,000 shares of restricted stock during the six months ended May 31, 2020. All 1,000,000 shares remained unvested at May 31, 2020.

The following table presents the activity of the Company’s unvested shares of restricted stock for the three months ended May 31, 2020:

Common Unvested Shares	Number of Shares
Outstanding Balance, December 1, 2019	333,333
Granted	1,000,000
Vested	(333,333)
Forfeited	—
Outstanding May 31, 2020	1,000,000

The aggregate intrinsic value of the award of these 1,000,000 shares is $340,000 and the remaining weighted average life of these awards is 2.66 years as of May 31, 2020. As of May 31, 2020, a total of $221,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the twelve months November 30, 2019, the Company issued 100,000 SARs to the sole non-employee member of the ad hoc Capital Structure Committee of the Board, which will expire 10 years after the date the SARs were granted. The SARs will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee and had a fair value of $9,000 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The 100,000 SARs vested during the eleven months November 30, 2018 and remain unexercised at May 31, 2020.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
	(in thousands)
Total income	$—	$—	—	—
Total expenses	(10)	16	53	33
Income (loss) before income taxes	10	(16)	(53)	(33)
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations, net of income taxes	$10	$(16)	$(53)	$(33)

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

At May 31, 2020 and November 30, 2019, the Company, through its subsidiaries, owns zero and two life insurance policies, also referred to as life settlements, with a fair value of $0 and $1.3 million, respectively and an aggregate death benefit of approximately $0 and $12.0 million, respectively.

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

Class A Minimum Return Cumulative Amount. An amount equal to 11% per annum, compounded quarterly and accruing from the Effective Date, on the sum of (i) 100% of the initial contribution by the Class A Limited Partner on its own behalf to the premium/expense reserve account, accruing from the Effective Date until repaid (as reduced by any repayment thereof) (but for the avoidance of doubt excluding any advances made by the Class A Limited Partner under the Advance Facility), (ii) 100% of the amounts funded into the premium/expense reserve account by the Class A Limited Partner on its own behalf after the Effective Date (as reduced by any repayment thereof), accruing from the date of funding until repaid (but for the avoidance of doubt excluding any advances made by the Class A Limited Partner under the Advance Facility), and (iii) the Purchase Price of $374.2 million (as reduced by any portion thereof repaid by the Class B Interest Monthly Distribution, as defined below, (v) that reflects amortization of principal, all sale proceeds received by the Class A Limited Partner and any reductions thereof as contemplated by the permitted disposition of policies, (plus (x) the amount necessary to reduce the principal balance to the targeted principal balance hereto for such Distribution Date, plus (y) later contributions by the Class A Limited Partner (excluding any advances made by the Class A Limited Partner under the Advance Facility but, for the avoidance of doubt, including amounts funded into the premium/expense reserve account by the Class A Limited Partner on its own behalf), plus (z) the Class D Return. At August 16, 2019, the target principal balance was $406.0 million, including, $366.2 million for the asset purchase price, $21.8 million for Class A premium reserve funding, $8.3 million Class B Advance Facility, $8.0 million for Class D interests and $1.8 million for facility expenses.

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life Assurance Company of Canada ("Sun Life") and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust").

Pursuant to the Settlement Agreement, 31 life insurance policies with face value totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies directly. With this settlement, the target principal balance for the Class A Partner was reduced by the proceeds from the Sun Life settlement of $13.4 million with $392.6 million outstanding at May 31, 2020.

During the three and six months ended May 31, 2020, approximately $10.0 million was distributed to the Class A Partner to satisfy the Class A minimum return.

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

At May 31, 2020 there was no Class B true up payment outstanding.

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

At May 31, 2020, accrued and unpaid interest on the Class D Return was approximately $709,000 with outstanding principal of $8.0 million. The amount is to be repaid through the waterfall distribution as stated above. There was no payment made during the six months ended May 31, 2020.

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

During the three months and six months ended May 31, 2020, approximately $2.0 million and $4.0 million, respectively, were received by the Company for the minimum Class B interest monthly distribution. These amounts are included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

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

At May 31, 2020, approximately $751,000 in accrued and unpaid interest was outstanding on the $8.3 million advanced on behalf of the Class B Limited Partner, the amount is to be repaid through the waterfall distribution as stated above. There was no payment during the three months ended May 31, 2020.

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

Premium/Expense Reserve Account	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
	Amount	Amount	Use of Proceeds
First	$26,726	$50,952	Premiums, Expenses and Manager Fees
Second	2,000	4,000	Minimum Class B Interest Monthly Distribution - after three years, Class D Returns takes priority until paid in full
Third	—	—	Minimum Class B Interest Monthly Distribution
Fourth	—	—	Retained for Premium/Expense to Cover Three Months of Transactions, excess to be sent to the Collection Account
	$28,726	$54,952

During the three months ended May 31, 2020, approximately $28.7 million was distributed from the premium/expense reserve inclusive of approximately $25.0 million utilized to pay premiums, approximately $1.8 million in facility related expenses and approximately $2.0 million utilized for distribution to the Company to satisfy the requirements of the Class B monthly distribution.

During the six months ended May 31, 2020, approximately $55.0 million was distributed from the premium/expense reserve inclusive of approximately $47.4 million utilized to pay premiums, approximately $3.5 million in facility related expenses and approximately $4.0 million utilized for distribution to the Company to satisfy the requirements of the Class B monthly distribution

During the three months and six months ended May 31, 2020, the premium/expense reserve account received approximately $46.1 million and $73.0 million, respectively from the collection account through maturity proceeds collected. The account balance was approximately $22.2 million at May 31, 2020. Approximately $5.6 million was in the collection account pending distributions to the premium/expense account at May 31, 2020. The below is a reconciliation of the premium/expense reserve account for the three months and six months ended May 31, 2020 (in thousands).

	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
Beginning balance	$4,836	$4,195

Distributions received
Collections account	46,114	72,981
Total distribution received	$46,114	$72,981

Less Payments:
Premiums and expenses	26,726	50,952
Class B monthly distribution	2,000	4,000
Total payments	$28,726	$54,952

Balance at May 31, 2020	$22,224	$22,224

Approximately $667,000 was due for distribution to the Company to cover the period ended May 31, 2020 and the amount was received subsequent to the quarter end.

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

On each Distribution Date, funds on deposit in the Collections Account shall be distributed by the Paying Agent ("Wilmington Trust, N.A") pursuant to the Waterfall Notice in the following order of priority:

Collection Account	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
Priority	Amount		Use of Proceeds
First	$46,114	$72,981	Premium/Expense Reserve Account - to cover next three months of premiums and expense
Second	9,969	9,969	Class A Minimum Return Cumulative Amount*
Third	—	—	Minimum Class B Interest Monthly Distribution
Fourth	—	—	Re-balancing the Total Return Distributions with 72.5% to the Class A Limited Partner and 27.5% to Class B Limited Partner
Fifth	—	—	72.5% to the Class A Limited Partner and 27.5% to the Class B Limited Partner
	$56,083	$82,950

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

The below is a reconciliation of funds received in and distributed from the collection account for the three months ended May 31, 2020 and six months ended May 31, 2020 (in thousands).

	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
Beginning balance	$19,411	$13,007
Maturity proceeds received - face	42,100	75,226
Proceeds received - other*	215	360
Total receipts	61,726	88,593

Less distribution
Premium/expense account	46,114	72,981
Class A	9,969	9,969
Total distributions	56,083	82,950

Balance at May 31, 2020	$5,643	$5,643

*Includes refund of premiums and interest earned on maturity proceeds

During the three months ended May 31, 2020, the portfolio experienced maturities of 11 policies with face value of approximately $43.2 million, gain on maturity of $24.7 million, weighted average age of 88.6 years and weighted average remaining life expectancy of 4.2 years. The ratio of realized gain to face value was approximately 57.2%. Approximately $42.1 million was collected during the three months ended May 31, 2020.

During the six months ended May 31, 2020, the portfolio experienced maturities of 20 policies with face value of approximately $90.1 million, gain on maturity of $48.4 million, weighted average age of 88.5 years and weighted average remaining life expectancy of 3.9 years. The ratio of realized gain to face value was approximately 53.8%. Approximately $75.2 million was collected during the six months ended May 31, 2020 with $28.6 million pending collection at May 31, 2020.

The below is a reconciliation of receivable for maturity of life settlement held by the limited partnership for the three months and six months ended May 31, 2020 (in thousands).

	Three Months Ended May 31, 2020	Six Months Ended May 31, 2020
Balance at start	$27,500	$13,726
Maturities	43,150	90,050
Less: proceeds received	42,100	75,226
Receivable at May 31, 2020	$28,550	$28,550

The Company performed a valuation at May 31, 2020 resulting in a fair value of approximately $150.2 million compared to $137.8 million at November 30, 2019, resulting in a change in fair value of approximately $9.0 million and $16.4 million for the three months and six months ended May 31, 2020. See Note 16, "Fair Value Measurements", to the accompanying consolidated financial statements for further information.

At May 31, 2020, there were 513 policies in the White Eagle portfolio with death benefits of approximately $2.4 billion and the weighted average remaining life expectancy calculated based on death benefit of the insureds in the policies was 6.7 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Face Value
0-1	9	$40,445
1-2	25	93,167
2-3	33	134,785
3-4	58	293,448
4-5	50	219,114
Thereafter	338	1,629,417
Total	513	$2,410,376

*Based on remaining life expectancy at May 31, 2020, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of May 31, 2020, are as follows (in thousands):

Year	Expected Premiums
2020	$51,399
2021	103,815
2022	99,449
2023	93,168
2024	87,883
Thereafter	570,730
$1,006,444

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

See Note 16, "Fair Value Measurements", to the accompanying consolidated financial statements for further information.

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

The below is a reconciliation of proceeds collected by the White Eagle Revolving Credit Facility and distributed from the collection account in accordance with the budget approved by the Bankruptcy court and the White Eagle Revolving Credit Facility termination agreement (in thousands):

Six Months Ended May 31, 2019
Collection account balance at December 1, 2018	$28,059
Face value collected in current quarter	18,342
Face value collected in prior quarters	14,000
Other collections *	1,584
$61,985
Expenses paid from the collection account Post-Petition
Premiums	$(49,424)
Interest paid in current quarter	(2,600)
Interest paid in prior quarters	(2,400)
White Eagle Credit Facility expenses	(4,340)
Total payment	$(58,764)

Collection account balance at May 31, 2019	$3,221

*Includes refund of premiums and interest earned on maturity proceeds

During the three months and six months ended May 31, 2019, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended May 31,	Six Months Ended May 31,
	2019	2019
Amount drawn for premium payments	$—	$4,221
Total amount drawn	$—	$4,221

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and 1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 31, 2018, the LIBOR floor increased from 2.11% to 3.01%. The effective rate at August 15, 2019 and August 31, 2018 was 9.51% and 6.61%, respectively. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six and a half percent (6.5%). Interest of approximately $2.6 million and $5.0 million was paid during the three months and six months ended May 31, 2019.

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

•
In the event LNV has not received the payoff described above by September 17, 2019, the court-appointed liquidation trustee, together with investment banking assistance from Maple Life Financial, LLC, shall have full authority to sell White Eagle’s life insurance policy portfolio (which constitutes collateral under the Credit Facility) for the maximum amount achievable through an orderly sale process, taking into account that the transaction must be closed no later than December 30, 2019; in connection with this authority, the liquidation trustee and the investment banker may work prior to September 17, 2019 to prepare the portfolio for sale, but may not take actions to actually commence a sale including, but not limited to, marketing the portfolio or contacting potential buyers about the portfolio, prior to such date;

•
If the portfolio is sold in whole or in part, LNV shall only have the right to step in to bid for such sale if, and to the extent, the total amounts generated through the sale thereof do not fully satisfy the payoff amount; and

•
If the sale of any portion of the Collateral has not closed or the proceeds of such sale(s) have not been received by CLMG by December 30, 2019, (i) if the Payoff Amount has not then been paid in cash in full, such Collateral shall be transferred on or before Noon Eastern on December 31, 2019 to CLMG (or its designee) in full satisfaction of the remaining unpaid portion of the amounts due to LNV.

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

The Company recorded $25,000 of interest expense on the Convertible Notes during the three months ended May 31, 2019.

The Company recorded $71,000 of interest expense on the Convertible Notes during the six months ended May 31, 2019, which included $51,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs.

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

Repurchase of Notes

On December 11, 2019, the Company redeemed $8.0 million principal amount of the 5.0% Convertible Notes in exchange for cash consideration of $4.8 million inclusive of unpaid interest of approximately $123,000. The Company incurred a net gain on extinguishment of approximately $2.8 million after expense for derivative and origination cost write off of approximately $442,000 and $66,000, respectively. Upon such redemption, the New Convertible Notes were surrendered and canceled.

As of May 31, 2020, the outstanding principal of the New Convertible Notes is $67.8 million with a carrying value of $64.1 million, net of unamortized debt discounts and origination costs of $3.3 million and $483,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months ended May 31, 2020, the Company recorded $1.2 million of interest expense on the New Convertible Notes, including $848,000, $277,000 and $41,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $1.3 million during the three months ended May 31, 2019, which included $948,000, $285,000 and $42,000 from interest, amortizing debt discounts and origination costs, respectively.

During the six months ended May 31, 2020, the Company recorded $2.3 million of interest expense on the 5% Convertible Notes, including $1.7 million, $494,000 and $73,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $2.5 million during the six months ended May 31, 2019, which included $1.9 million, $541,000 and $80,000 from interest, amortization of debt discount and origination costs, respectively.

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

On January 10, 2018, the Company commenced the process of appointing a liquidator to liquidate Blue Heron. The completion of liquidation formalities of Blue Heron under Irish law was completed in late 2019. In connection with liquidation of Blue Heron, the Company and Wilmington Trust, National Association, as trustee under the Amended and Restated Senior Secured Indenture (the "Trustee"), entered into (i) the First Supplemental Indenture (the "First Supplemental Indenture"), dated as of January 10, 2018, to implement certain amendments to the Indenture and (ii) the Amendment to Pledge and Security Agreement ("Pledge and Security Amendment"), dated as of January 10, 2018, to implement certain amendments to the Pledge and Security Agreement Pledge and Security Agreement, dated as of March 11, 2016, between the Company and Trustee. The First Supplemental Indenture and the Pledge and Security Amendment amend the Indenture and Pledge and Security Agreement, respectively, to: (i) remove from the assets pledged to the secured parties under the Amended and Restated Senior

Secured Indenture, 65% of the equity and certain other assets of Blue Heron; and (ii) reflect the pledge by the Company, in favor of the secured parties under the Indenture, of the promissory note dated as of December 29, 2016 in the principal sum of $69.6 million issued by OLIPP IV, LLC to Blue Heron and subsequently assigned to the Company.

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

At May 31, 2020, the outstanding principal of the 8.5% Senior Secured Notes was $47.6 million with a carrying value of $46.2 million, net of discount and unamortized debt issuance cost of $1.1 million and $259,000, respectively.
During the three months ended May 31, 2020, the Company recorded approximately $1.3 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.0 million of interest expense, $52,000 of amortizing debt issuance costs and $221,000 of amortizing of debt discount, respectively, compared to approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, during the three months ended May 31, 2019, which includes $1.3 million of interest and $71,000 of amortizing debt issuance costs, and $133,000 of amortizing of debt discount, respectively.
During the six months ended May 31, 2020, the Company recorded approximately $2.6 million of interest expense on the 8.5% Senior Secured Notes, which includes $2.1 million of interest and $103,000 of amortizing debt issuance costs and $429,000 of amortizing of debt discount respectively, compared to approximately $2.9 million of interest expense on the 8.5% Senior Secured Notes, during the six months ended May 31, 2019, which includes $2.5 million of interest and $133,000 of amortizing debt issuance costs and $193,000 of amortizing of debt discount respectively.

(16) Fair Value Measurements

The Company carries investment in limited partnership, life settlements and investment in deconsolidated subsidiaries at fair value. As of May 31, 2020, life settlements and investment in deconsolidated subsidiaries are no longer held on the Company's consolidated balance sheet. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of May 31, 2020, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in limited partnership	$—	$—	$150,200	$150,200
	$—	$—	$150,200	$150,200

The balances of the Company’s assets measured at fair value on a recurring basis as of November 30, 2019, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in limited partnership	$—	$—	$137,849	$137,849
Investment in life settlements	—	—	1,297	1,297
	$—	$—	$139,146	$139,146

The below is a quantitative analysis of the Company's level 3 assets fair value measurements at May 31, 2020:

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 5/31/2020	Aggregate death benefit at 5/31/20	Valuation Technique	Unobservable Input	Range (Weighted Average)
Investment in limited partnership	$150,200	$671,831	Discounted cash flow	Discount rate	14.03%
				Life expectancy evaluation, distributions, return on investment

Following is a description of the methodologies used to estimate the fair values of assets measured at fair value on a recurring basis and within the fair value hierarchy which is our investment in limited partnership which holds a portfolio of life settlements for the six months ended May 31, 2020. At May 31, 2020, the Company did not directly own any life settlement, as a result, the analysis included is for the six months ended May 31, 2019 for this category.

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

The Company performed a valuation at May 31, 2020 resulting in a value of approximately $150.2 million using an estimated discount rate of approximately 14.03%.

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

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s 27.5% investment in White Eagle. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment and engages in discussions with other market participants. In considering these factors, at May 31, 2020, the Company determined that the estimated discount rate was 14.03%.

Market interest rate sensitivity analysis of the investment in limited partnership

The extent to which the fair value of the investment in limited partnership could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of investment in limited partnership as of May 31, 2020 would be as follows (dollars in thousands):

Weighted Average Rate	Rate Adjustment	Value	Change in Value
13.53%	(0.50)%	$154,198	$3,998
14.03%	—	$150,200	$—
14.53%	0.50%	$146,358	$(3,842)

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

Investment in deconsolidated subsidiaries - As previously discussed in Note 4, "Deconsolidation of Subsidiaries" upon the deconsolidation of Lamington, the Company recorded an investment which was equivalent to the carrying value of Lamington's net assets at fair value. The Company calculated the fair value using unobservable inputs, primarily discounted cash flow analysis which required significant management judgment due to the absence of quoted market prices or observable inputs for assets of similar nature, hence, we utilized a discounted cash flow analysis considering the anticipated date the Company would emerge from bankruptcy, the settlement amount of the debt under the then White Eagle Revolving Credit Facility, and future expenses. The calculation resulted in a fair value of approximately $128.8 million at November 30, 2018, the Company further evaluate its investment at May 31, 2019 and took a further reduction of approximately $52.8 million, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries, the fair value of $77.2 million at May 31, 2019. Effective August 16, 2019, Lamington was reconsolidated under the provisions of ASC 810, Consolidation.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value for the six months ended May 31, 2020, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements - Consolidated:
Balance, December 1, 2019	$1,297
Sale of policies	(2,040)
Gain on sale of life settlement	743
Change in fair value	—
Premiums paid	—
Balance, May 31, 2020	$—
Changes in fair value included in earnings for the period relating to assets held at May 31, 2020	$—

Investment in Limited Partnership
Balance, December 1, 2019	$137,849
Change in fair value	16,351
Distributions	(4,000)
Balance, May 31, 2020	$150,200
Changes in fair value included in earnings for the period relating to assets held at May 31, 2020	$12,351
The following tables provides a roll-forward in the changes in fair value for the periods ended May 31, 2019, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements - Consolidated:
Balance, December 1, 2018	$1,172
Purchase of policies	—
Change in fair value	6
Matured/lapsed/sold polices	—
Premiums paid	77
Balance, May 31, 2019	$1,255
Changes in fair value included in earnings for the period relating to assets held at May 31, 2019	$6

Life Settlements - Deconsolidated:
Balance, December 1, 2018	$505,235
Purchase of policies	—
Change in fair value	(29,825)
Receivable for maturity of life settlement write off	17,800
Policies matured	(68,606)
Premiums paid	50,947
Balance at, May 31, 2019	$475,551
Changes in fair value included in earnings for the period relating to deconsolidated assets held at May 31, 2019	$69,907

The following tables provides a roll-forward in the changes in fair value for the periods ended May 31, 2019, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility - Deconsolidated:
Balance, December 1, 2018	$346,670
Draws under the White Eagle Revolving Credit Facility	4,221
Payments on White Eagle Revolving Credit Facility	—
Unrealized change in fair value	43,679
Balance, May 31, 2019	$394,570
Changes in fair value included in earnings for the period relating to liabilities at May 31, 2019	$43,679
The following table provides a roll-forward in the changes in fair value for the period ended May 31, 2019, for the investment in deconsolidated subsidiaries for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Investment in Deconsolidated Subsidiaries
Investment in Lamington at December 1, 2018	$128,795
Change in fair value	(52,769)
Increase in basis investment	1,151
Investment in Lamington at May 31, 2019	$77,177

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the six months ended May 31, 2020 and 2019.

Other Fair Value Considerations - Carrying value of certificate of deposits, prepaid expenses and other assets, 8.5% Senior Secured Notes, 5.0% Senior Unsecured Convertible Notes, accounts payable and accrued expenses approximate fair value due to their short-term maturities and/or low credit risk.

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

At May 31, 2020, the operating lease liability was $66,000 and is included under liabilities on the consolidated balance sheet.

The Company initially measured the right-of-use asset ("ROU asset" or "operating lease asset") at the initial measurement of the lease liability, adjusted for payments made before the commencement date and lease incentives received before the commencement date, which resulted in an initial ROU assets value of approximately $179,000.

At May 31, 2020, the operating lease asset was $72,000 and is included under assets on the consolidated balance sheet.

Over the lease term, the Company is required to amortize the ROU asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $134,000 for the three months ended May 31, 2020 and $245,000 for the six months ended May 31, 2020. Rent expense was $114,000 for the three months ended May 31, 2019 and $228,000 for the six months ended May 31, 2019.

Sublease Agreement

During the eleven months ended November 30, 2018, the Company entered into a sublease agreement with a subtenant that commenced on October 1, 2018 and expires on September 15, 2020. The annual base rent of the subtenant is $78,000. On March 11, 2019, the sublease contract was amended to increase the square footage thereunder, hence increasing the annual base rent to $89,000.

The sublease did not relieve the Company of its primary obligation under the original lease. As a result, the Company will continue to account for the original lease as an operating lease independent of the sublease agreement, in terms of balance sheet presentation. Rental income is recognized on a monthly basis and was approximately $38,000 and $39,000, respectively, for the three months ended May 31, 2020 and three months ended May 31, 2019, respectively, $77,000 and $75,000, respectively, for the six months ended May 31, 2020 and six months ended May 31, 2019, respectively and is included as other income in the consolidated statement of operations.

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

Resignation - Chief Investment Officer

On January 29, 2020, Jack Simony, the Company’s Chief Investment Officer, notified the Company of his resignation, effective on February 7, 2020. Also, on January 29, 2020, the Company and Mr. Simony entered into an amendment (the "Amendment") to the Simony Retention Agreement. Pursuant to the Amendment, the remaining one-third of the retention payment is accelerated and will be paid within seven (7) days of the date of the Amendment.

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

Lincoln Benefit Settlement

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

Sun Life Settlement

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

On July 29, 2013, the Company filed a separate complaint against Sun Life in the United States District Court for the Southern District of Florida, captioned Imperial Premium Finance, LLC v. Sun Life Assurance Company of Canada ("Imperial Case"), which was subsequently consolidated with the Sun Life Case. The Imperial Case asserted claims against Sun Life for breach of contract, breach of the covenant of good faith and fair dealing, and fraud, and sought a judgment declaring that Sun Life is obligated to comply with the promises made by it in certain insurance policies. The Imperial complaint also sought compensatory damages amounting to at least $30.0 million and an award of punitive damages. On August 23, 2013, Sun Life moved to dismiss the complaint, but the Court denied Sun Life’s motion in early 2015. Subsequently, on February 26, 2015, Sun Life appealed the denial to the United States Court of Appeals for the Eleventh Circuit. The Company moved to dismiss Sun Life’s appeal, and, on December 17, 2015, the Court of Appeals ruled in favor of the Company, dismissing Sun Life’s appeal. The Imperial Case therefore returned to the District Court.

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

(19) Stockholders’ Deficit/Equity

Shares of Common Stock under Omnibus Plan

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of May 31, 2020, options to purchase 85,000 shares of common stock granted to existing employees were outstanding, 100,000 shares of stock appreciation rights had been granted to a director and were fully and outstanding, 633,215 shares of restricted stock had been granted to directors and were fully vested, 3,270,000 shares of restricted stock units had been granted to certain employees, with a total of 1,000,000 shares subject to vesting. Approximately 2,270,000 shares have been vested since granted. There were 8,511,785 securities remaining for future issuance under the Omnibus Plan as of May 31, 2020.

Share Note Repurchase Program

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program had a two-year expiration date and authorized the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees, the amount is included in stockholder's equity on the consolidated balance sheet at May 31, 2020. The repurchase program was terminated during the year ended December 31, 2017.

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

(20) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an effective tax rate of 12.40% as of May 31, 2020 and a total tax expense of approximately $2.4 million for the six months ended May 31, 2020. The Company’s effective tax rate is principally impacted by expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical net operating losses, and interest expense limitations under IRC Sec. 264(a)(4) that apply when determining tested income for the GILTI inclusion. The GILTI inclusion is driven in large part by the Company’s allocable share of taxable income from the WE Investment. The Company coordinates with the manager of the WE Investment to obtain reasonable estimates of the Company’s share of taxable results. As the estimated allocable share of taxable income from the WE investment represents a significant portion of the Company’s expected taxable income, in accordance with ASC 740 principles, the Company’s tax provision recorded to date is based on actual results through May 31, 2020. The Company believes this approach most fairly represents its income tax provision as of May 31, 2020.

Based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the three months ended May 31, 2020, the Company does not expect that position to change and therefore is not recording any income tax benefit.

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

(21) Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events after the consolidated balance sheet date of May 31, 2020. With the exception of COVID-19 as discussed in Note 1 "Description of Business", there were no events identified that would require additional disclosures to prevent the Company’s unaudited consolidated financial statements from being misleading.

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

Impact of COVID-19 on the Company’s Business

The outbreak of COVID-19, which is a rapidly evolving situation, has adversely impacted global commercial activities. The Company does not believe that there is any significant impact to the Financial Statements as of May 31, 2020 as a result of the COVID-19 pandemic. The Company is monitoring the developments relating to COVID-19 and is coordinating its operational response based on existing business continuity plans and on guidance from global health organizations, relevant governments, and general pandemic response best practices.

Business Overview

Incorporated in Florida, Emergent Capital, indirectly owns a 27.5% equity investment, having an estimated fair value of approximately $150.2 million at May 31, 2020, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and distributions from its equity investment in White Eagle. At May 31, 2020 there were 513 policies in the White Eagle portfolio with death benefits of approximately $2.4 billion and weighted average life expectancy calculated based on death benefit of the insureds in the policies was 6.7 years.

Equity Investment in White Eagle

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

During the six months ended May 31, 2020, approximately $4.0 million was received by the Company for the minimum Class B interest monthly distribution. This amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

During the six months ended May 31, 2020, the portfolio experienced maturities of 20 policies with face value of approximately $90.1 million and approximately $75.2 million was collected.
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

Liquidity

The Company has incurred substantial losses and reported negative cash flows from operating activities of $4.4 million for the six months ended May 31, 2020 and $6.2 million for the six months ended May 31, 2019. As of May 31, 2020, we had approximately $21.3 million of cash and cash equivalents and certificates of deposit of $515,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $20.9 million of cash and cash equivalents inclusive of certificates of deposit of $517,000. The Company's 8.5% Senior Secured Notes with outstanding principal of approximately $47.6 million becomes due on July 15, 2021. In considering our forecast for the next twelve months and the expected repayment of this debt, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet its financial needs. In considering the factors above, management plans to continue to operate our business while it pursues its restructuring plan. Management expects that, in connection with its proposed restructuring, the 8.5% Senior Secured Notes may be converted into a security with a later maturity date or otherwise refinanced.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2020	2019	2020	2019
End of Period — Policies Owned — Consolidated
Number of policies owned	—	2	—	2
Average age of insured	—	78.2	—	78.2
Average death benefit per policy	$—	$6,000	$—	$6,000
Average Life Expectancy — Calculated LE (Years)	—	11.8	—	11.8
Aggregate Death Benefit	$—	$12,000	$—	$12,000
Aggregate fair value	$—	$1,255	$—	$1,255
Monthly premium — average per policy	$—	$7.3	$—	$7.3

White Eagle Portfolio — Deconsolidated
End of Period — Policies Owned
Number of policies owned	—	574	—	574
Average age of insured	—	84.8	—	84.8
Average death benefit per policy	$—	$4,718	$—	$4,718
Average Life Expectancy — Calculated LE (Years)	—	8.7	—	8.7
Aggregate Death Benefit	$—	$2,707,976	$—	$2,707,976
Aggregate fair value	$—	$475,551	$—	$475,551
Monthly premium — average per policy	$—	$15.5	$—	$15.5

Period Maturities
Number of policies matured	—	8	—	12
Average age of insured at maturity	—	85.8	—	85.5
Average Life Expectancy — Calculated LE (Years)	—	7.4	—	6.9
Aggregate death benefit	$—	$45,605	—	$68,606
Gains on maturity	$—	$34,608	—	$50,301
Proceeds collected	$—	$18,342	—	$32,342

Investment in Limited Partnership
End of Period — Policies Owned
Number of policies owned	513	—	513	—
Average age of insured	85.7	—	85.7	—
Average death benefit per policy	$4,699	$—	$4,699	$—
Average Life Expectancy — Calculated LE (Years)	6.7	—	6.7	—
Aggregate death benefit*	$2,410,376	$—	$2,410,376	$—
Monthly premium — average per policy	$16.9	$—	$16.9	$—

Period Maturities*
Number of policies matured	11	—	20	—
Average age of insured at maturity	88.6	—	88.5	—
Average Life Expectancy — Calculated LE (Years)	4.2	—	3.9	—
Aggregate death benefit	$43,200	$—	$90,100	$—
Gains on maturity	$24,664	$—	$48,439	$—
Proceeds collected	$43,150	$—	$90,050	$—
*Subject to waterfall distribution as described in Note 11, Investment in Limited Partnership

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements.

As a result of our subsidiaries' Chapter 11 Cases, Lamington's and its subsidiaries' (White Eagle, WEGP and Lamington Road Bermuda Limited), financial results are included in the Company’s consolidated results through November 13, 2018, the day prior to the Petition Date. However, ASC 810, Consolidation requires that an entity whose financial statements were previously consolidated with those of its parent that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, generally must be prospectively deconsolidated from the parent and presented as an equity investment. The results of White Eagle represented the Company's core business, and although the results are deconsolidated, the Company analyzed significant activities for the deconsolidated subsidiaries up to the point of deemed closure of the bankruptcy case of August 16, 2019. Effective August 17, 2019, Lamington and WEGP are no longer deconsolidated.

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

Results of Continuing Operations - Consolidated Subsidiaries

Three Months Ended May 31, 2020 Compared to Three Months Ended May 31, 2019

Net income from continued operations for the quarter ended May 31, 2020 was $4.7 million as compared to a net loss of $25.9 million for the same period last year. The following is our analysis for the period.

	Three Months Ended May 31,
	2020	2019	Change	% Change
Income	$9,101	$(18,754)	$27,855	(149)%	increase
Expenses	4,449	3,896	553	14%	increase
Provision (benefit) for income taxes	—	3,218	(3,218)	—%	decrease
Net income (loss)	$4,652	$(25,868)	$30,520	(118)%	increase

Income for the three months ended May 31, 2020, includes approximately $2.0 million which represents distribution for investment in limited partnership. As a result of the WE Investment, the Company receives minimum class B interest monthly distributions equal to (i) for each month commencing prior to the third anniversary of the Effective Date, the greater of $667,000 and 1/12th of 1.50% of the Net Asset Value as determined by the most recent valuation report obtained on or prior to such Distribution Date and (ii) for each month commencing on or after the third anniversary of the Effective Date and prior to the tenth anniversary of the Effective Date, the greater of $333,000 and 1/12th of 0.75% of the net asset value as determined by the most recent valuation report obtained on or prior to such Distribution Date. The amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations which shows an overall gain of approximately $9.0 million.

Income from continuing operations for the three months ended May 31, 2019 was a loss, which was significantly impacted by a negative change in fair value of investment in deconsolidated subsidiaries of approximately $18.8 million. The fair value of $77.2 million had inherent estimates including, but not limited to, when Lamington and related subsidiaries would have emerged from bankruptcy, the estimated discount rate, and the value of the debt under the then White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

Total expenses from continuing operations for the three months ended May 31, 2020 were mainly comprised of interest expense of $1.3 million on the 8.5% Senior Secured Notes, $1.2 million on the 5% Convertible Notes, professional fees of $559,000 and personnel cost of $435,000.

Total expenses from continuing operations for the three months ended May 31, 2019 were mainly comprised of interest expense of approximately $1.5 million on the 8.5% Senior Secured Notes, $1.3 million on the 5% Convertible Notes and $25,000 on the 8.5% Convertible Notes.

Our income for the three months ended May 31, 2019 was impacted by income tax expense of approximately $3.2 million.

See Note 20, "Income Taxes," to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Three Months Ended May 31,
	2020	2019	Change	% Change
Change in fair value of life settlements	$—	$4	$(4)	(100)%	decrease

As of May 31, 2019, we owned two policies with an estimated fair value of $1.3 million. With the settlement of the Sun Life litigation we no longer own any life settlements. Of these two policies owned as of May 31, 2019, all were previously premium financed and were valued using discount rates that range from 13.25% to 14.75%.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Change in fair value of investment in limited partnership (in thousands)

	Three Months Ended May 31,
	2020	2019	Change	% Change
Change in fair value of investment in limited partnership, net of distributions	$9,000	$—	$9,000	100%	increase

The Company performed a valuation at May 31, 2020 resulting in a value of approximately $150.2 million using an estimated discount rate if approximately 14.03%. This resulted in a change in fair value of approximately $9.0 million, net of distributions of approximately $2.0 million for the three months ended May 31, 2020.

See Note 16, "Fair Value Measurements", to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended May 31,
	2020	2019	Change	% Change
Interest expense	$2,473	$2,775	$(302)	(11)%	decrease
SG&A expenses	1,976	1,121	855	76%	increase
Total Expenses	$4,449	$3,896	$553	14%	increase

Interest expense (in thousands)

	Three Months Ended May 31,
	2020	2019	Change	% Change
8.5% Convertible Notes	$—	$25	$(25)	(100)%	decrease
5% Convertible Notes	1,166	1,275	(109)	(9)%	decrease
8.5% Senior Secured Notes	1,307	1,471	(164)	(11)%	decrease
Other	—	4	(4)	(100)%	decrease
Total Interest Expense	$2,473	$2,775	$(302)	(11)%	decrease

Outstanding debt for the quarter ended May 31, 2020 included $67.8 million of 5% Convertible Notes and $47.6 million of 8.5% Senior Secured Notes.

During the three months ended May 31, 2020, the Company recorded $1.2 million of interest expense on the 5% Convertible Notes, which included $848,000, $277,000 and $41,000 from interest, amortization of debt discount and origination costs, respectively.
During the three months ended May 31, 2020, the Company recorded approximately $1.3 million of interest expense on the 8.5% Senior Secured Notes, which included $1.0 million of interest, $52,000 of amortizing debt issuance costs and $221,000 of amortizing of debt discount.

The Company recorded approximately $25,000 of interest expense on the 8.5% Convertible Notes during the three months ended May 31, 2019.

The Company recorded approximately $1.3 million on the 5% Convertible Notes, which included $948,000, $285,000 and $42,000 from interest, amortization of debt discount and origination costs, respectively, during the three months ended May 31, 2019, respectively.
The Company recorded approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, during the three months ended May 31, 2019 which included $1.3 million of interest and $71,000 of amortizing debt issuance costs and $133,000 of amortizing of debt discount. Interest for 2019 is higher due to amounts being PIK at a rate of 11.5%.
See Notes 13, "8.50% Senior Unsecured Convertible Notes," 14, "5.0% Senior Unsecured Convertible Notes," and 15 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended May 31,
	2020	2019	Change	% Change
Personnel costs	$435	$138	$297	215%	increase
Legal fees	203	725	(522)	(72)%	decrease
Professional fees	559	(57)	616	(1,081)%	increase
Insurance	524	217	307	141%	increase
Other SG&A expenses	255	98	157	160%	increase
Total SG&A Expenses	$1,976	$1,121	$855	76%	increase

Changes in operating expenses were primarily a result of an increase in professional fees of $616,000, an increase in insurance of $307,000, an increase in personnel costs of $297,000, and an increase in other operating expenses of $157,000 offset by a decrease in legal expense of $522,000. Expenses for the three months ended May 31, 2019 were higher in general due to amounts being allocated to the then deconsolidated subsidiaries.

See Note 5, "Condensed and Consolidated Financial Statements for Entities in Bankruptcy" to the accompanying consolidated financial statements for further information.

Results of Operations for Deconsolidated Subsidiaries (in thousands)

Net income from deconsolidated operations was $58.3 million and comprise the below:

Three Months Ended May 31, 2019
Income	$(16,944)
Expenses	41,343
Net income (loss)	$(58,287)

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

On May 22, 2019, a settlement in the amount of $21.3 million was signed between Lincoln Benefit Life Company, White Eagle Asset Portfolio, L.P. and Emergent Capital, Inc. pursuant to which Lincoln Benefit, agreed to not to contest the 55 life insurance policies that are presently owned by White Eagle policies and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The settlement relates to six separate legal actions pertaining to the validity of certain White Eagle policies and receivables for maturities of life settlement totaling $39.1 million. The settlement of the litigation, was approved by the Bankruptcy Court in June 2019, and accordingly, the receivables for maturities of life settlement were adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements loss at May 31, 2019.

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

Of these 574 policies owned as of May 31, 2019, 503 were previously premium financed and are valued using discount rates that range from 12.25% - 19.25%. The remaining 71 policies are valued using discount rates that range from 12.25%- 13.25%.

See Note 16 "Fair Value Measurements" to the accompanying consolidated financial statements for further information.

Change in fair value of White Eagle Revolving Credit Facility (in thousands)

At May 31, 2019, the White Eagle Revolving Credit Facility incurred a loss of approximately $29.1 million which is mainly attributable the projected early repayment of the White Eagle Revolving Credit Facility in connection with the Chapter 11 filings. The calculation incorporates a probability weighted assessment of expected cash flows based on the Settlement Agreement approved by the Bankruptcy Court as documented above.

Refer to Note 4 "Deconsolidation of Subsidiaries", Note 5 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 6 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Discontinued Operations

Three Months Ended May 31, 2020 Compared to Three Months Ended May 31, 2019 (in thousands)

	Three Months Ended May 31,
	2020	2019	Change	% Change
Total income	$—	$—	$—	—%	—
Total expenses	(10)	16	(26)	163%	decrease
Income (loss) before income taxes	10	(16)	26	(163)%	decrease
Net income (loss), net of income taxes	$10	$(16)	$26	(163)%	decrease

Net income from our discontinued structured settlement operations for the three months ended May 31, 2020 was $10,000 compared to a net loss of $16,000 for the same quarter in 2019.

Results of Continuing Operations - Consolidated Subsidiaries

Six Months Ended May 31, 2020 Compared to Six Months Ended May 31, 2019

Net income from continued operations for the six months ended May 31, 2020 was $17.2 million compared to a loss of $63.3 million for the same period last year. The following is our analysis for the period (in thousands).

	Six Months Ended May 31,
	2020	2019	Change	% Change
Income	$27,911	$(52,670)	$80,581	(153)%	increase
Expenses	8,330	7,439	891	12%	increase
(Benefit) provision for income taxes	2,428	3,218	(790)	25%	decrease
Net income (loss)	$17,153	$(63,327)	$80,480	(127)%	increase

Income from continuing operations for the six months ended May 31, 2020 included approximately $10.6 million from the settlement of the Sun Life litigation. Pursuant to the Settlement Agreement, 31 life insurance policies with face value totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies directly.

Of the $12.7 million received by the Company, approximately $2.0 million was allocated to the two policies that were owned by the Company outside of White Eagle, which resulted in a gain on disposal of approximately $743,000, with approximately $10.6 million allocated to other income as settlement of legal fees previously incurred.

Income for the six months ended May 31, 2020, includes approximately $4.0 million which represents distribution for investment in limited partnership. As a result of the WE Investment, the Company receives minimum class B interest monthly distributions equal to (i) for each month commencing prior to the third anniversary of the Effective Date, the greater of $667,000 and 1/12th of 1.50% of the Net Asset Value as determined by the most recent valuation report obtained on or prior to such Distribution Date and (ii) for each month commencing on or after the third anniversary of the Effective Date and prior to the tenth anniversary of the Effective Date, the greater of $333,000 and 1/12th of 0.75% of the net asset value as determined by the most recent valuation report obtained on or prior to such Distribution Date. The amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations which shows an overall gain of approximately $16.4 million.

Our income for the six months ended May 31, 2020 was impacted by income tax expense of approximately $2.4 million.

See Note 20, "Income Taxes," to the accompanying consolidated financial statements for further information.

Income from continuing operations for the six months ended May 31, 2019 was significantly impacted by a negative change in fair value of investment in deconsolidated subsidiaries of approximately $52.8 million. The fair value of $77.2 million had inherent estimates including, but not limited to, when Lamington and related subsidiaries would have emerged from bankruptcy, the estimated discount rate, and the value of the debt under the then White Eagle Revolving Credit Facility, as well as other factors inherent in the valuation process.

Income for the six months ended May 31, 2019 was also impacted by income tax expense of approximately $3.2 million which represents reversal of estimated cash taxes to be paid of approximately $878,000 and deferred tax expense of approximately $2.3 million.

Total expenses from continuing operations for the six months ended May 31, 2020 were mainly comprised of personnel cost of approximately $2.4 million, interest expense of $2.3 million on the 5% Convertible Notes and $2.6 million on the 8.5% Senior Secured Notes, offset by $2.8 million in gain on extinguishment of 5% Convertible Notes.

Expenses for six months ended May 31, 2020 was impacted by by $2.8 million in gain on extinguishment of 5% Convertible Notes. On December 11, 2019, the Company redeemed $8.0 million principal amount of the 5.0% Convertible Notes in exchange for cash consideration of $4.8 million inclusive of unpaid interest of approximately $123,000. The Company incurred a net gain on extinguishment of approximately $2.8 million after expense for derivative and origination cost write off of approximately $442,000 and $66,000, respectively. Upon such redemption, the New Convertible Notes were surrendered and canceled.

Total expenses from continuing operations for the six months ended May 31, 2019 were mainly comprised of interest expense of approximately $2.5 million on the 5% Convertible Notes, $2.9 million on the 8.5% Senior Secured Notes and $71,000 on the 8.5% Convertible Notes.

Change in fair value of life settlements (in thousands)

	Six Months Ended May 31,
	2020	2019	Change	% Change
Change in fair value of life settlements	$—	$6	$(6)	(100)%	decrease

As of May 31, 2019, we owned two policies with an estimated fair value of $1.3 million. With the settlement of the Sun Life litigation we no longer own any life settlements. Of these two policies owned as of May 31, 2019, all were previously premium financed and were valued using discount rates that range from 13.25% to 14.75%.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Change in fair value of investment in limited partnership (in thousands)

	Six Months Ended May 31,
	2020	2019	Change	% Change
Change in fair value of investment in limited partnership, net of distributions	$16,351	$—	$16,351	100%	increase

The Company performed a valuation at May 31, 2020 resulting in a value of approximately $150.2 million using an estimated discount rate if approximately 14.03%. This resulted in a change in fair value of approximately $16.4 million, net of distributions of approximately $4.0 million for the six months ended May 31, 2020.

See Note 16, "Fair Value Measurements", to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Six Months Ended May 31,
	2020	2019	Change	% Change
Interest expense	$4,867	$5,538	$(671)	(12)%	decrease
Extinguishment of debt	(2,815)	—	(2,815)	100%	increase
SG&A expenses	6,278	1,901	4,377	230%	increase
Total Expense	$8,330	$7,439	$891	12%	increase

Interest expense (in thousands)

	Six Months Ended May 31,
	2020	2019	Change	% Change
8.5% Convertible Notes	$—	$71	$(71)	(100)%	decrease
5% Convertible Notes	2,276	2,518	(242)	(10)%	decrease
8.5% Senior Secured Notes	2,589	2,943	(354)	(12)%	decrease
Other	2	6	(4)	(67)%	decrease
Total Interest Expense	$4,867	$5,538	$(671)	(12)%	decrease

Outstanding debt for the six months ended May 31, 2020 included $67.8 million of 5% Convertible Notes and $47.6 million of 8.5% Senior Secured Notes. During the six months ended May 31, 2020, the Company repaid approximately $8.0 million of the 5% Convertible Notes.

During the six months ended May 31, 2020, the Company recorded $2.3 million of interest expense on the 5% Convertible Notes, which included $1.7 million, $494,000 and $73,000 from interest, amortization of debt discount and origination costs, respectively.
During the six months ended May 31, 2020, the Company recorded approximately $2.6 million of interest expense on the 8.5% Senior Secured Notes, which included $2.1 million of interest, $103,000 of amortizing debt issuance costs and $429,000 of amortizing of debt discount.

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
The Company recorded approximately $2.9 million of interest expense on the 8.5% Senior Secured Notes, during the six months ended May 31, 2019 which includes $2.5 million of interest, $133,000 of amortizing debt issuance costs and $193,000 of amortizing of debt discount respectively.
See Notes 13, "8.50% Senior Unsecured Convertible Notes," 14, "5.0% Senior Unsecured Convertible Notes," and 15 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Six Months Ended May 31,
	2020	2019	Change	% Change
Personnel costs	$2,389	$307	$2,082	678%	increase
Legal fees	1,112	720	392	54%	increase
Professional fees	1,416	278	1,138	409%	increase
Insurance	841	396	445	112%	increase
Other SG&A	520	200	320	160%	increase
Total SG&A Expenses	$6,278	$1,901	$4,377	230%	increase

Changes in operating expenses was primarily a result of an increase in personnel costs of $2.1 million, an increase in professional fees of $1.1 million, an increase in insurance of $445,000, an increase in legal expense of $392,000, and an increase in other operating expenses of $320,000.

The $2.1 million increase in personnel costs was attributable to the following:

On November 12, 2019, the Company entered into a retention agreement with Mr. Simony, the Company’s Chief Investment Officer, for $1.0 million, approximately $667,000 was paid immediately with $333,000 paid upon his resignation during the six months ended May 31, 2020.

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

Results of Operations for Deconsolidated Subsidiaries

Net loss from deconsolidated operations was $92.3 million and comprise the below (in thousands):

Six Months Ended May 31, 2019
Income	$(29,460)
Expenses	62,792
Net income (loss)	$(92,252)

Total income for the deconsolidated subsidiaries was a loss of $29.5 million and mainly comprised change in fair value of life settlements loss of approximately $29.8 million.

Expense was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately $43.7 million. Other items impacting expenses were interest expense of $5.0 million, reorganization cost of $8.6 million, administrative services fees of $2.8 million, legal fees of $1.2 million and professional fees of $1.0 million.

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

On May 22, 2019, a settlement in the amount of $21.3 million was signed between Lincoln Benefit Life Company, White Eagle Asset Portfolio, L.P. and Emergent Capital, Inc. pursuant to which Lincoln Benefit, agreed to not to contest the 55 life insurance policies that are presently owned by White Eagle policies and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The settlement relates to six separate legal actions pertaining to the validity of certain White Eagle Policies and receivables for maturities of life settlement totaling $39.1 million. The settlement of the litigation, was approved by the Bankruptcy Court in June 2019, and the receivable for maturities of life settlement was adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements at May 31, 2019.

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

In November 2018, White Eagle decided to no longer utilize the results of life expectancy reports furnished by AVS for valuation purposes. Going forward, White Eagle will procure its life expectancy reports solely from 21st Services on a periodic basis and expects to continue to lengthen life expectancies furnished by 21st Services that have not been re-underwritten using their updated methodology. The amount of policies that are lengthened by White Eagle in this manner will decrease over time and the fair value calculations in future periods will, accordingly, reflect the actual impact of the revised 21st Services methodology on a policy by policy basis as updated life expectancy reports are procured. As of May 31, 2019, White Eagle received 262 updated life expectancy reports from 21st Services. These life expectancies reported an average lengthening of life expectancies of 22.8% based on this sample, which is significantly higher than the 9%impact first communicated by 21st Services and has significantly impacted the results for the six months ended May 31, 2019 by approximately $52.4 million.

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

Of these 574 policies owned as of May 31, 2019, 503 were previously premium financed and are valued using discount rates that range from 12.25% - 19.25%. The remaining 71 policies are valued using discount rates that range from 12.25% - 13.25%.

See Note 16 "Fair Value Measurements" to the accompanying consolidated financial statements for further information.

Change in fair value of White Eagle Revolving Credit Facility

At May 31, 2019, the White Eagle Revolving Credit Facility incurred a loss of approximately $43.7 million which is mainly attributable to the projected early repayment of the Credit Facility in connection with the Chapter 11 filings. The calculation incorporates expected cash flows as approved by the Bankruptcy Court. The calculation incorporates a probability weighted assessment of expected cash flows based on the Settlement Agreement approved by the Bankruptcy Court as documented above.
Refer to Note 4 "Deconsolidation of Subsidiaries", Note 5 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 6 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Discontinued Operations

Six Months Ended May 31, 2020 Compared to Six Months Ended May 31, 2019 (in thousands)

	Six Months Ended May 31,
	2020	2019	Change	% Change
Total income (loss)	$—	$—	$—	—%	—
Total expenses	53	33	20	61%	increase
Income (loss) before income taxes	(53)	(33)	(20)	61%	increase
Income tax benefit	—	—	—	—%
Net income (loss), net of income taxes	$(53)	$(33)	$(20)	61%	increase

Net loss from our discontinued structured settlement operations for the six months ended May 31, 2020 was $53,000 as compared to a net loss of $33,000 for the same period in 2019.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our 5% Convertible Notes, and 8.5% Senior Secured Notes and other financing arrangements.

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

As of May 31, 2020, we had approximately $21.3 million of cash and cash equivalents and certificates of deposit of $515,000.

Equity Investment in White Eagle

In connection with the WE Investment, the A&R LPA provides generally that holders of the Class A Interests and Class B Interests receive distributions of proceeds of the assets of White Eagle based on their 72.5% and 27.5% ownership, respectively, after certain expenses and reserves are funded (including such minimum payments to Lamington totaling approximately $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years, provided that commencing after year three (3), such minimum payments will be utilized to satisfy the Class D Return of $8.0 million, that was advanced at closing, plus the greater of $2.0 million or 11% per annum on such $8.0 million to the extent necessary to fully repay such Class D Return. The minimum payments to the Company will occur regardless of maturities with payments through the premium/expense reserve account when there are no maturity proceeds available for distribution as described below). However, the A&R LPA also provides that all payments to holders of the Class B interests (other than such minimum payments to Lamington during the first eight (8) years following the Closing Date) are fully subordinated to payments in respect of the minimum returns to holders of the Class A and Class D interests (including repayment of all amounts advanced in respect of the Advance Facility).

Although the WE Investment provides guaranteed payments of $8.0 million per year for the first three (3) years and $4.0 million for the subsequent seven (7) years to the Company, irrespective of maturities, there can be no assurance as to when proceeds from maturities of the policies in the WE Investment will be distributed to the Company. Delays will impact the timing of distribution since the Class A Interests must receive their 11% return as well as repayments for any advance to the premium reserve on the Company's behalf.

During the six months ended May 31, 2020, approximately $4.0 million was received by the Company for the minimum Class B interest monthly distribution. This amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

Liquidity

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $274.4 million as of May 31, 2020. Cash flows used in operating activities were $4.4 million for the six months ended May 31, 2020 and $6.2 million for the six months ended May 31, 2019. As of May 31, 2020, the Company had approximately $21.3 million of cash and cash equivalents and certificates of deposit of $515,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its equity investment in White Eagle and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $20.9 million of cash and cash equivalents inclusive of certificates of deposit of $517,000. The Company's 8.5% Senior Secured Notes with outstanding principal of approximately $47.6 million becomes due on July 15, 2021. In considering our forecast for the next twelve months and the expected repayment of this debt, these facts, aggregated with the current cash balance as of the filing for this Form 10-Q, create a substantial doubt of the Company’s ability to meet its financial needs. In considering the factors above, management plans to continue to operate our business while it pursues its restructuring plan. Management expects that, in connection with its proposed restructuring, the 8.5% Senior Secured Notes may be converted into a security with a later maturity date or otherwise refinanced.

Financing Arrangements Summary

At May 31, 2020, we had $67.8 million and $47.6 million in aggregate principal amount of outstanding 5% Convertible Notes and 8.5% Senior Secured Notes, which accrue interest at 5.0%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes is due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly. The Company has the ability to pay interest in kind on approximately $39.4 million, or 83%, of the 8.5% Senior Secured Notes; however, there was no interest paid in kind during the six months ended May 31, 2020.

5.0% Senior Unsecured Convertible Notes

At May 31, 2020, there was $67.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes").

Repurchase of Notes

On December 11, 2019, the Company redeemed $8.0 million principal amount of the 5.0% Convertible Notes in exchange for cash consideration of $4.8 million inclusive of unpaid interest of approximately $123,000. The Company incurred a net gain on extinguishment of approximately $2.8 million after expense for derivative and origination cost write off of approximately $442,000 and $66,000, respectively. Upon such redemption, the New Convertible Notes were surrendered and canceled.

For a description of the New Convertible Notes see Note 14, "5.0% Senior Unsecured Convertible Notes," of the accompanying consolidated financial statements.

8.5% Senior Secured Notes

At May 31, 2020, there was $47.6 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 15, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended May 31, 2020 and 2019 (in thousands):

	Six Months Ended May 31,
	2020	2019
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(4,363)	$(6,179)
Investing activities	6,041	(82)
Financing activities	(4,677)	6,476
Increase (decrease) in cash and cash equivalents	$(2,999)	$215

Operating Activities

During the six months ended May 31, 2020, operating activities used cash of $4.4 million. Our net income of $17.1 million was adjusted for the following: change in fair value of investment in limited partnership gain of approximately $16.4 million, gain on extinguishment of 5.0% Convertible Notes of $2.8 million; gain on sale of life settlement of $743,000; amortization of discount and deferred cost for the 5.0% Convertible Notes of $567,000; amortization of discount and deferred cost for the 8.5% Senior Secured Notes of $532,000; stock based compensation of $52,000 and a net negative change in the components of operating assets and liabilities of $2.4 million. This $2.4 million change in operating assets and liabilities is partially attributable to a $572,000 decrease in current tax liability, a $109,000 decrease in interest payable on the 5.0% Convertible Notes; a $47,000 decrease in other liabilities, a $697,000 decrease in accounts payable and accrued expenses offset by a $1.0 million increase in prepaid and other assets.

During the six months ended May 31, 2019, operating activities used cash of $6.2 million. Our net loss of $63.4 million was adjusted for the following: change in fair value of investment in deconsolidated subsidiaries of approximately $52.8 million, attributable to the deconsolidation of Lamington and its subsidiaries due to the Chapter 11 cases; interest paid in kind on 8.5% Senior Secured Notes of approximately $1.7 million and a net positive change in the components of operating assets and liabilities of $1.1 million. This $1.1 million change in operating assets and liabilities is partially attributable to a $2.6 million increase in current tax liability, a $436,000 increase in interest payable on the 8.5% Senior Notes, a $576,000 decrease in deferred tax asset and a $92,000 decrease in prepaid and other assets, offset by a $1.6 million decrease in other liabilities and a $499,000 decrease in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the six months ended May 31, 2020 was $6.0 million and includes $2.0 million in proceeds from sale of life settlement and $4.0 million for distribution from investment in limited partnership.

Net cash used in investing activities for the six months ended May 31, 2019 was $82,000 resulted from $77,000 for premiums paid on life settlements.

Financing Activities

Net cash used in financing activities for the six months ended May 31, 2020 was $4.7 million resulted from repayment of principal under the 5.0% Convertible Notes of approximately $4.7 million.

Net cash provided by financing activities for the six months ended May 31, 2019 was $6.5 million of proceeds from the issue of 8.5% Senior Secured Notes.

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

Off-Balance Sheet Arrangements

At May 31, 2020, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of May 31, 2020, we did not hold a material amount of financial instruments for trading purposes.

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

Interest Rate Risk

At May 31, 2020, fluctuations in interest rates did not impact interest expense in our business.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the six months ended May 31, 2020, see "Litigation" under Note 18, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the fiscal year ended November 30, 2019, and our Quarterly Report on Form 10-Q filed for the quarter ended February 29, 2020.

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
Date July 9, 2020