Form 10-Q
period 2020-08-31
EMERGENT CAPITAL, INC.
filed 2020-10-15
CIK 1494448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35064

EMERGENT CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Florida	30-0663473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 N. Federal Highway—Suite 200 Boca Raton, Florida, 33432
(Address of principal executive offices, including zip code)

(561) 995-4200

5355 Town Center Road, Suite 701 Boca Raton, Florida, 33486
(Former name or former address, if changed since last report)

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

As of October 14, 2020, the Registrant had 158,655,140 shares of common stock outstanding.

EMERGENT CAPITAL, INC.
FORM 10-Q REPORT FOR THE QUARTER ENDED August 31, 2020

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

Factors that could cause our actual results and our financial condition to differ materially from those indicated in our forward looking statements include, but are not limited to, the following:

•our ability to obtain future financings on favorable terms, or at all;
•our ability to meet our debt service obligations;
•delays in the receipt of death benefits may impact distribution from our investment in the limited partnership that constitutes our primary asset;
•increases in premiums on, or the cost of insurance of, life insurance policies owned by the limited partnership;
•our lack of control over the policies that are within the limited partnership under its current ownership and control;
•changes in general economic conditions, including inflation, changes in interest or tax rates;
•our actual results of operations;
•adverse developments, including financial ones, associated with litigation and judicial actions;
•changes to actuarial life expectancy tables including inaccurate estimates regarding the likelihood and magnitude of death benefits related to life insurance policies owned by the limited partnership;
•lack of mortalities of insureds of the life insurance policies owned by the limited partnership;
•increases to the discount rates used to value our investment in the limited partnership;
•changes in mortality rates and inaccurate assumptions about life expectancies for policies owned by the limited partnership;
•changes in life expectancy calculation methodologies by third party medical underwriters;
•the effect on our financial condition as a result of any lapse of life insurance policies owned by the limited partnership;
•adverse developments in capital markets;
•deterioration of the market for life insurance policies and life settlements;
•increased carrier challenges to the validity of life insurance policies owned by the limited partnership;
•adverse court decisions regarding insurable interest and the obligation of a life insurance carrier to pay death benefits or return premiums upon a successful rescission or contest;
•challenges to the ownership of the policies in the portfolio held by the limited partnership;
•changes in laws and regulations;

•deterioration in the credit worthiness of the life insurance companies that issued the policies included in the portfolio held by the limited partnership;
•regulation of life settlement transactions as securities;
•liabilities associated with our legacy structured settlement business;
•our failure to maintain the security of personally identifiable information pertaining to insureds and counterparties;
•our ability to maintain a listing or quotation on a national securities exchange or other trading platform for our common stock;
•cyber security risks and the threat of data breaches resulting in disruption of our information technology systems;
•loss of the services of any of our executive officers;
•our ability to mitigate the effects of global intangible low-taxed income ("GILTI") tax;
•disruptions to our business due to the COVID-19 pandemic, including workforce inability to perform in the ordinary course due to illness or access restrictions, and our ability to consummate the restructuring of the Company; and
•We do not control our significant asset and rely on third parties to manage it.

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

Item 1        Financial Statements

Emergent Capital, Inc.
CONSOLIDATED BALANCE SHEETS

	August 31, 2020	November 30, 2019*
	(Unaudited)
	(In thousands except share data)
ASSETS
Assets
Cash and cash equivalents	$19,054	$24,283
Certificates of deposit	517	511
Prepaid expenses and other assets	1,152	377
Operating lease asset (Note 18)	22	—
Deposits - other	1,212	1,377
Life settlements, at estimated fair value	—	1,297
Fixed assets, net	—	18
Investment in limited partnership, at estimated fair value (Note 11)	152,450	137,849
Total assets	$174,407	$165,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$1,337	$1,651
Other liabilities	—	86
Interest payable - 5.0% Convertible Notes (Note 14)	159	1,116
5.0% Convertible Notes, net of discount and deferred debt costs (Note 14)	64,420	71,022
Interest payable - 8.5% Senior Secured Notes (Note 15)	1,118	854
8.5% Senior Secured Notes, net of deferred debt costs (Note 15)	46,491	45,675
Current tax liability	2,623	3,195
Total liabilities	116,148	123,599
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common stock (par value $0.01 per share, 415,000,000 authorized at August 31 ,2020 and November 30, 2019; 159,263,140 issued and 158,655,140 outstanding as of August 31, 2020; 158,365,275 issued and 157,757,275 outstanding as of November 30, 2019)	1,593	1,584
Preferred stock (par value $0.01 per share, 40,000,000 authorized; 0 issued and outstanding as of August 31, 2020 and November 30, 2019)	—	—
Treasury Stock, net of issuance cost 608,000 shares as of August 31, 2020 and November 30, 2019)	(2,534)	(2,534)
Additional paid-in-capital	334,641	334,576
Accumulated deficit	(275,441)	(291,513)
Total stockholders’ equity	58,259	42,113
Total liabilities and stockholders’ equity	$174,407	$165,712

 *    Derived from audited consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Income
Change in fair value of life settlements (Notes 10 & 16)	$—	$(42)	$—	$(37)
Change in fair value of investment in limited partnership, net of distributions (Notes 11 and 16)	4,250	(5,821)	20,601	(5,821)
Change in fair value of investment in deconsolidated subsidiaries (Notes 4 & 16)	—	90,710	—	37,941
Gain on life settlements, net (Note 10)	—	—	743	—
Other income	57	2,052	10,875	2,145
Total income	4,307	86,899	32,219	34,228
Expenses
Interest expense	2,743	2,832	7,610	8,370
Extinguishment of debt	—	—	(2,815)	—
Personnel costs	444	694	2,833	1,001
Legal fees	738	1,448	1,850	2,117
Professional fees	619	1,142	2,034	1,470
Insurance	519	270	1,360	666
Other selling, general and administrative expenses	272	317	792	516
Total expenses	5,335	6,703	13,664	14,140
Income (loss) from continuing operations before income taxes	(1,028)	80,196	18,555	20,088
Provision (benefit) provision for income taxes	—	(5)	2,428	3,213
Net income (loss) from continuing operations	$(1,028)	$80,201	$16,127	$16,875
Discontinued Operations:
Income (loss) from discontinued operations before income taxes	—	70	(53)	36
Provision (benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	—	70	(53)	36
Net income (loss)	$(1,028)	$80,271	$16,074	$16,911
Basic income (loss) per common share:
Continuing operations	$(0.01)	$0.51	$0.10	$0.11
Discontinued operations	$—	$—	$—	$—
Net income (loss) - basic	$(0.01)	$0.51	$0.10	$0.11
Diluted income (loss) per share:
Continuing operations	$(0.01)	$0.41	$0.09	$0.10
Discontinued operations	$—	$—	$—	$—
Net income (loss) - diluted	$(0.01)	$0.41	$0.09	$0.10
Weighted average shares outstanding:
Basic	157,655,140	156,968,470	157,624,241	156,949,425
Diluted	157,655,140	195,979,957	206,696,703	194,867,908
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT/EQUITY (UNAUDITED)

Nine Months Ended August 31, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2019	158,365,275	$1,584	(608,000)	$(2,534)	$334,576	$(291,513)	$42,113
Net income/(loss)	—	—	—	—	—	12,438	12,438
Stock-based compensation	1,000,000	10	—	—	22	—	32
Retirement of common stock	(87,309)	(1)	—	—	—	—	(1)
Balance, February 29, 2020	159,277,966	$1,593	(608,000)	$(2,534)	$334,598	$(279,075)	$54,582
Net income/(loss)	—	—	—	—	—	4,662	4,662
Stock-based compensation	—	—	—	—	22	—	22
Retirement of common stock	(14,826)	—	—	—	—	—	—
Balance, May 31, 2020	159,263,140	$1,593	(608,000)	$(2,534)	$334,620	$(274,413)	$59,266
Net income/(loss)	—	—	—	—	—	(1,028)	(1,028)
Stock-based compensation	—	—	—	—	21	—	21
Balance, August 31, 2020	159,263,140	$1,593	(608,000)	$(2,534)	$334,641	$(275,441)	$58,259

Nine Months Ended August 31, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 1, 2018	158,733,928	$1,587	(608,000)	$(2,534)	$334,198	$(306,009)	27,242
Net income/(loss)	—	—	—	—	—	(37,476)	(37,476)
Stock-based compensation	—	—	—	—	98	—	98
Balance, February 28, 2019	158,733,928	$1,587	(608,000)	$(2,534)	$334,296	$(343,485)	$(10,136)
Net income/(loss)	—	—	—	—	—	(25,884)	(25,884)
Stock-based compensation	—	—	—	—	97	—	97
Retirement of common stock	(74,125)	—	—	—	—	—	—
Balance, May 31, 2019	158,659,803	$1,587	(608,000)	$(2,534)	$334,393	$(369,369)	$(35,923)
Net income/(loss)	—	—	—	—	—	80,271	80,271
Stock-based compensation	—	—	—	—	95	—	95
Balance, August 31, 2019	158,659,803	$1,587	(608,000)	$(2,534)	$334,488	$(289,098)	$44,443

Emergent Capital, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended August 31,
	2020	2019
	(In thousands)
Cash flows from operating activities
Net income (loss)	$16,074	$16,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18	63
Amortization of discount and deferred costs for 8.5% Convertible Notes	—	21
Amortization of discount and deferred costs for 5.0% Convertible Notes	891	955
Amortization of deferred costs for 8.5% Senior Secured Notes	817	554
Change in fair value of investment in deconsolidated subsidiaries	—	(37,941)
Extinguishment of debt	(2,815)	—
Stock-based compensation expense	74	290
Interest paid in kind on 8.5% Senior Secured Notes	—	2,842
Change in fair value of life settlements	—	37
Change in fair value of investment in limited partnership, net of distributions	(20,601)	5,821
Gain on sale of life settlement	(743)	—
Interest income	(311)	(311)
Deferred tax asset	—	576
Change in assets and liabilities:
Deposits - other	164	—
Prepaid expenses and other assets	(471)	118
Accounts payable and accrued expenses	(316)	(394)
Operating lease assets, net of liabilities	(22)	—
Other liabilities	(87)	(155)
Current tax liability	(572)	2,642
Interest payable - 8.5% Convertible Notes	—	(37)
Interest payable - 5.0% Convertible Notes	(957)	(948)
Interest payable - 8.5% Senior Secured Notes	264	463
Net cash (used in) provided by operating activities	(8,593)	(8,493)
Cash flows from investing activities
Purchase of fixed assets, net of disposals	—	(5)
Premiums paid on life settlements	—	(118)
Proceeds from sale of life settlements, net	2,041	—
Distributions from investment in limited partnership	6,000	—
Consolidation of subsidiaries (cash)	—	10,905
Net cash (used in) provided by investing activities	8,041	10,782
Cash flows from financing activities
Proceeds from issue of 8.5% Senior Secured Notes	—	6,476
Repayment of 5.0% Convertible Notes	(4,677)	(1,194)
Net cash (used in) provided by financing activities	(4,677)	5,282
Net increase (decrease) in cash and cash equivalents	(5,229)	7,571
Cash and cash equivalents, at beginning of the period	24,283	1,209
Cash and cash equivalents, at end of the period	$19,054	$8,780
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$6,594	$4,430
The accompanying notes are an integral part of these financial statements.

Emergent Capital, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2020

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

Risks and Uncertainties

The outbreak of COVID-19, which is a rapidly evolving situation, has adversely impacted global commercial activities. The Company does not believe that there is any significant impact to the Financial Statements as of August 31, 2020 as a result of the COVID-19 pandemic. The Company is monitoring the developments relating to COVID-19 and is coordinating its operational response based on existing business continuity plans and ongoing guidance from global health organizations, relevant governments, and general pandemic response best practices.

Equity Investment in White Eagle Asset Portfolio

Emergent Capital indirectly owns a 27.5% equity investment, having an estimated fair value of approximately $152.5 million at August 31, 2020, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and distributions from its equity investment in White Eagle.

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

Subsequent Event

Sale of Imperial Life Settlements, LLC

On September 15, 2020, the Company sold its wholly-owned subsidiary, Imperial Life Settlements, LLC ("ILS"), to an unrelated third party. Included in the sale were viatical and/or life settlement provider licenses, permits and authorizations issued to ILS by 12 states. In connection with the sale of ILS and such licenses, the Company voluntarily surrendered licenses issued to ILS by 17 other states. Such licenses are required in connection with the purchase of existing life settlements, but are not required for ownership of life settlements. The Company no longer acquires life settlements, and therefore does not need to maintain the licenses and their related deposits and expenses.

Voluntary Petitions for Reorganization

On October 15, 2020 (the "2020 Petition Date"), Emergent Capital and its wholly-owned subsidiary Red Reef Alternative Investment, LLC ("Red Reef") filed voluntary petitions for relief (the "2020 Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

Emergent Capital and Red Reef will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On October 14, 2020, Emergent Capital entered into two substantially identical Restructuring Support Agreements (together with all exhibits and schedules thereto, the "RSAs") with certain holders of the 8.5% Senior Secured Notes and with certain holders of the 5.0% Convertible Notes (such holders collectively, the "Supporting Holders"). In the aggregate, the Supporting Holders hold at least a majority of each of the 8.5% Senior Secured Notes and the 5.0% Convertible Notes.

See Note 21, "Subsequent Events", to the accompanying consolidated financial statements for further information.

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

The unaudited consolidated financial statements have been prepared in conformity with the rules and regulations of the SEC for Form 10-Q and therefore do not include certain information, accounting policies, and footnote disclosure information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three months ended August 31, 2020 and nine months ended August 31, 2020 are not necessarily indicative of the results that may be expected for future periods or for the year ending November 30, 2020. These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Emergent Capital's Report on Form 10-K for the fiscal year ended November 30, 2019.

Going Concern

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $275.4 million as of August 31, 2020. Cash flows used in operating activities were $8.6 million for the nine months ended August 31, 2020 and $8.5 million for the nine months ended August 31, 2019. As of August 31, 2020, the Company had approximately $19.1 million of cash and cash equivalents and certificates of deposit of $517,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle, cash on hand and pending approval of its prenegotiated Chapter 11 reorganization plan by the Bankruptcy Court.

As of the filing date of this Form 10-Q, we had approximately $19.0 million of cash and cash equivalents inclusive of certificates of deposit of $519,000. The Company's 8.5% Senior Secured Notes, which have outstanding principal of approximately $47.6 million, currently mature on July 15, 2021. In considering our forecast for the next twelve months, including the scheduled repayment of this debt, the Company does not have sufficient liquidity to meet it's obligations. Subsequent to the quarter end, the Company filed a Chapter 11 petition, including a prenegotiated reorganization plan with the support of the holders of a majority of the 8.5% Senior Secured Notes holders which plan would convert the 8.5% Senior Secured Notes into a security with a later maturity date. The plan is pending approval by the Bankruptcy Court. These facts create a substantial doubt of the Company’s ability to meet its financial needs and continue as a going concern. During the bankruptcy process, management plans to continue to operate our business in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

See Note 21, "Subsequent Events", to the accompanying consolidated financial statements for further information.

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

Discontinued Operations

On October 25, 2013, the Company sold substantially all of the assets comprising its structured settlement business. As a result, the Company has discontinued segment reporting and classified its operating results of the structured settlement business, net of income taxes, as discontinued operations. The accompanying consolidated statements of operations for the three months and nine months ended August 31, 2020 and August 31, 2019, and the related notes to the consolidated financial statements, reflect the classification of its structured settlement business operating results, net of tax, as discontinued operations. See Note 9, "Discontinued Operations," of the accompanying consolidated financial statements for further information. Unless otherwise noted, the following notes refer to the Company’s continuing operations.

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

(3) Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820 among others: 1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy 2) The policy for timing of transfers between levels. The following disclosure requirements were part of the modifications in Topic 820:1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Lastly, the following disclosure requirements were added to Topic 820:1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

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

In June 2020, the FASB issued ASU 2020-06 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 also amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. Under ASU 2020-06, entities must apply the if-converted method to all convertible instruments because the treasury stock method will no longer be available. In instances where the principal amount must be paid in cash and only the conversion spread is settled in shares, the if-converted method is modified so that interest expense is not added back to the numerator, and the denominator only includes the net number of incremental shares that would be issued upon conversion. ASU 2020-06 clarifies that the "average market price should be used to calculate the diluted EPS denominator" when the exercise price or the number of shares that may be issued is variable, except for certain contingently issuable shares. For public business entities that are not smaller reporting companies, the amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the guidance will be effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

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

	As reported under previous accounting guidance	As reported under ASU 2016-02	Effect of change
Balance Sheet - November 30, 2019
Assets
Prepaid and other assets	$377	$353	$24
Operating lease assets	—	132	132
Total assets	$165,712	$165,868	$156

Liabilities
Other liabilities	$86	$39	$(47)
Operating lease liability	—	203	203
Total liabilities	123,599	123,755	156

Total stockholders' equity	42,113	42,113	—

Total liabilities and stockholders' equity	$165,712	$165,868	$156

Net effect	$—	$—	$—

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address stakeholder concerns about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings is for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard was adopted during the nine months ended August 31, 2020 and did not result in any significant changes to the consolidated statements of operations, stockholders' equity, or statement of cash flows.

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

The fair value of the investment in Lamington at August 16, 2019 was calculated as follows:

Investment in Lamington at December 1, 2018	$128,795
Less: Change in fair value	37,941
Investment in Lamington at August 16, 2019	$166,736

The table below summarizes the composition of the Company's investment in the deconsolidated entities at August 31, 2019:

		Change in Fair Value
	November 30, 2018	December 1, 2018 to August 16, 2019	August 31, 2019
Equity investment	$66,251	$(45,847)	$20,404
Promissory notes	56,596	89,736	146,332
Other liabilities	5,948	(5,948)	—
Total investment	$128,795	$37,941	$166,736

(5) Condensed and Consolidated Financial Statements for Entities in Bankruptcy

Condensed consolidated financial information for Lamington Road DAC is set forth below, presented at historical cost basis.

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Operations

	Three Months Ended August 31,	Three Months Ended August 31,	Nine Months Ended August 31,	Nine Months Ended August 31,
	2020	2019	2020	2019
Change in fair value of life settlements (Notes 11 & 16)	$—	$12,985	$—	$(16,841)
Change in fair value of investment in limited partnership (Note 10 &15)	—	15,352	—	15,352
Realized Gain on Life Settlements, Net	—	21,336	—	21,336
Other income	—	345	—	709
Total income	—	50,018	—	20,556

Interest expense	—	23,331	—	28,331
Change in fair value of White Eagle Revolving Credit Facility (Notes 12 & 16)	—	(26,586)	—	17,094
Loss on extinguishment of debt	—	7,360	—	7,360
Reorganization cost	—	4,769	—	13,954
Legal fees	—	158	—	890
Professional fees	—	659	—	1,549
Administrative service fees - affiliate	—	—	—	2,765
Other general and administrative expenses	—	(71)	—	469
Total expenses	—	9,620	—	72,412
Income taxes	—	—	—	—
(Loss) income	$—	$40,398	$—	$(51,856)

Lamington Road DAC
(Debtor-in-Possession)
Condensed and Consolidated Statements of Cash Flows

	Nine Months Ended August 31,	Nine Months Ended August 31,
	2020	2019

Net cash used in operating activities	$—	$(58,793)

Cash flows from investing activities
Premiums paid on life settlements	—	(69,827)
Proceeds from maturity of life settlements	—	92,505
Net cash provided by/(used in) investing activities	$—	$22,678

Cash flows from financing activities
Repayment of borrowings under White Eagle Revolving Credit Facility	—	(1,804)
Borrowings from White Eagle Revolving Credit Facility	—	4,221
Cash distributed to Parent Company	—	(21)
Net cash provided by financing activities	$—	$2,396

Net increase (decrease) in cash and cash equivalents	—	(33,719)
Cash and cash equivalents, at beginning of the period	—	33,719
Cash and cash equivalents, at end of the period	$—	$—
Supplemental disclosures of cash flow information:
Cash paid for interest during the period	$—	$28,331
Supplemental disclosures of non-cash financing activities:
Repayment of White Eagle Revolving Credit Facility by third party from proceeds of sale of life settlement	$—	$366,821
White Eagle early extinguishment fees paid by third party from proceeds of Class D Shares	$—	$7,360

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

Administrative Services Fees

In 2014, White Eagle entered into an Administrative Service Agreement with Imperial Finance and Trading ("IFT"). Under the agreement, IFT will perform certain non-discretionary, administrative or ministerial services to assist with certain reporting, compliance and document retention duties and obligations arising under or in connection with the Amended and Restated Loan and Securities Agreement. IFT shall recover all cost incurred in performing these services, with billings quarterly or annually. Bills will be based on actual cost or an appropriate allocation methodology. White Eagle incurred post-petition administrative service expenses of approximately $0 and $2.8 million during the nine months ended August 31, 2020 and 2019, respectively. Amounts due from White Eagle resulting from the administrative services during nine months ended August 31, 2019 were contributed on August 16, 2019 consistent with the Master Termination Agreement.

Promissory Notes Receivables

Effective May 16, 2014, Lamington entered into a 10 year, $59.3 million unsecured Promissory Note ("the 8.5% Promissory Note") in favor of its parent company, Markley Asset Portfolio, LLC ("Markley"). The amount was used by Lamington as the partial purchase price of Markley’s interest in White Eagle. The annual interest rate on the Promissory Note is 8.5% and is due to be paid at the end of each calendar year; provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of August 31, 2019, the outstanding principal balance was $86.5 million, which includes $27.2 million in capitalized interest. The entire remaining principal balance of the 8.5% Promissory Note shall be due and payable, together with all accrued but unpaid interest, on May 16, 2024. No principal payments are due prior to the maturity date.

Effective July 28, 2017, Lamington issued an unsecured Promissory Note to Markley, in a principal amount of $57.0 million. The amount represents distributions of earnings from Lamington's share of profits of White Eagle, to satisfy Profit Participating Notes issued by Markley to Lamington (the "Special Dividend Note").The Special Dividend Note matures on July 28, 2027 and bears interest at an annual rate of 5.0% provided that any interest accrued at the end of a calendar year which is not paid within seven business days thereafter shall be capitalized and increased to the outstanding principal balance. As of August 31, 2019, the outstanding principal balance was $59.9 million, which includes $2.9 million in capitalized interest. The entire remaining principal balance of the Special Dividend Note shall be due and payable, together with all accrued but unpaid interest, on July 28, 2027. No principal payments are due prior to the maturity date.

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

The following table presents the consolidated assets and consolidated liabilities of VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated in the Company’s financial statements as of August 31, 2020 and November 30, 2019, as well as non-consolidated VIEs for which the Company has determined it is not the primary beneficiary (in thousands):

	Not Primary Beneficiary		Not Primary Beneficiary
	Non-consolidated VIE		Non-consolidated VIE- White Eagle
	Total Assets	Maximum Exposure To Loss	Total Assets	Maximum Exposure To Loss
August 31, 2020	$—	$—	$152,450	$152,450
November 30, 2019	$—	$—	$137,849	$137,849

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

Approximately $152.5 million is included as investment in limited partnership in the accompanying consolidated balance sheet as of August 31, 2020.

(7) Earnings Per Share

As of August 31, 2020 and 2019, there were 159,263,140 and 158,659,803 shares of common stock issued, respectively, and 158,655,140 and 158,051,803 shares of common stock outstanding, respectively. Outstanding shares as of August 31, 2020 and 2019 have been adjusted to reflect 608,000 treasury shares.

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

The following table reconciles actual basic and diluted earnings per share for the three months and nine months ended August 31, 2020 and 2019 (in thousands except per share data).

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020(1)	2019(2)	2020(3)	2019(4)
Income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(1,028)	$80,201	$16,127	$16,875
Net income (loss) from discontinued operations	—	70	(53)	36
Numerator for basic EPS - net income (loss) attributable to common stockholders	$(1,028)	$80,271	$16,074	$16,911
Add back convertible notes interest	—	1,095	2,996	3,270
Numerator for diluted earnings per share - net income (loss) attributable to common stockholders	$(1,028)	$81,296	$19,123	$20,145
Basic income (loss) per common share:
Basic income (loss) from continuing operations	$(0.01)	$0.51	$0.10	$0.11
Basic income (loss) from discontinued operations	—	—	—	—
Basic income (loss) per share available to common shareholders	$(0.01)	$0.51	$0.10	$0.11
Diluted income (loss) per common share:
Diluted income (loss) from continuing operations	$(0.01)	$0.41	$0.09	$0.10
Diluted income (loss) from discontinued operations	—	—	—	—
Diluted income (loss) per share available to common shareholders	$(0.01)	$0.41	$0.09	$0.10
Denominator:
Basic	157,655,140	156,968,470	157,624,241	156,949,425
Diluted	157,655,140	195,979,957	206,696,703	194,867,908

(1)The computation of diluted EPS does not include 100,000 shares underlying stock appreciation rights, 1,000,000 shares of restricted stock, 42,500,000 shares of common stock underlying warrants and 33,918,483 shares of common stock issuable upon conversion of the 5% Convertible Notes as the effect of their inclusion would have been anti-dilutive.

(2)The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights and 2,000,000 shares of common stock underlying warrants, as the effect of their inclusion would have been anti-dilutive.

(3)The computation of diluted EPS does not include 100,000 shares underlying stock appreciation rights as the effect of their inclusion would have been anti-dilutive.

(4)The computation of diluted EPS does not include 85,000 shares of common stock underlying options, 100,000 shares of stock appreciation rights, 1,083,333 shares of restricted stock and 44,500,000 shares of common stock underlying warrants, as the effect of their inclusion would have been anti-dilutive.

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

Options

As of November 30, 2019, all options to purchase shares of common stock issued by the Company were fully vested with 85,000 exercisable. There was no stock-based compensation expense relating to stock options granted under the Omnibus Plan during the three months and nine months ended August 31, 2020 and August 31, 2019, respectively.

During the three months ended August 31, 2020, options to purchase 85,000 shares of common stock under the Omnibus Plan expired. The options were issued on June 6, 2013 and expired seven years after the date of grant which was June 6, 2020. The following table presents the activity of the Company’s stock options for the nine months ended August 31, 2020:

Common Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance, December 1, 2019	85,000	$6.94	0.56	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	—	$—	—
Options expired	(85,000)	6.94	—
Options outstanding, August 31, 2020	—	$—	—	$—
Exercisable at August 31, 2020	—	$—	—
Unvested at August 31, 2020	—	—	—	$—

Restricted Stock

The Company incurred stock-based compensation expense of approximately $21,000 and $95,000 relating to restricted stock granted to certain employees during the three months ended August 31, 2020 and 2019, respectively, and $74,000 and $290,000 during the nine months ended August 31, 2020 and 2019, respectively.

During the year ended December 31, 2017, the Company granted 2,000,000 shares of restricted stock units to certain employees under the Omnibus Plan, which are subject to a two year vesting period that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $745,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 750,000 shares of restricted stock vested during the eleven months ended November 30, 2018, 1,000,000 during the during the twelve months ended November 30, 2019 and 250,000 during the nine months ended August 31, 2020 with 0 unvested at August 31, 2020. The Company incurred stock-based compensation expense of approximately $0 and $89,000 during the three months ended August 31, 2020 and 2019, respectively, with $0 and $271,000 during the nine months ended August 31, 2020 and 2019, respectively, related to these 2,000,000 shares of restricted stock.
During the eleven months ended November 30, 2018, the Company granted 150,000 shares of restricted stock units to certain employees under the Omnibus Plan, with 100,000 shares and 50,000 subject to a two and three year vesting period, respectively, that commenced on the date of grant. The fair value of the unvested restricted stock was valued at approximately $58,000 based on the closing price of the Company's shares on the day prior to the grant date. Approximately 66,667 shares of restricted stock vested during the twelve months ended November 30, 2019, with 0 and 83,333 vested during the three months and nine months ended August 31, 2020 with 0 unvested at August 31, 2020. The Company incurred stock-based compensation expense of approximately $0 and $6,000 during the three months ended August 31, 2020 and 2019, respectively, with $14,000 and $19,000 during the nine months ended August 31, 2020 and 2019, related to these 150,000 shares of restricted stock.

During the nine months ended August 31, 2020, the Company, granted 1,000,000 shares of restricted common stock to its Chief Executive Officer, vesting in thirds upon the first three anniversaries of the grant date. The fair value of the unvested restricted stock was valued at approximately $250,000 based on the closing price of the Company's shares on the day prior to the grant date. The Company incurred stock-based compensation expense of approximately $21,000 and $50,000 related to these 1,000,000 shares of restricted stock during the three months and nine months ended August 31, 2020. All 1,000,000 shares remained unvested at August 31, 2020.

The following table presents the activity of the Company’s unvested shares of restricted stock for the three months ended August 31, 2020:

Common Unvested Shares	Number of Shares
Outstanding Balance, December 1, 2019	333,333
Granted	1,000,000
Vested	(333,333)
Forfeited	—
Outstanding August 31, 2020	1,000,000

The aggregate intrinsic value of the award of these 1,000,000 shares is $340,000 and the remaining weighted average life of these awards is 2.41 years as of August 31, 2020. As of August 31, 2020, a total of $200,000 in stock based compensation remained unrecognized.

Stock Appreciation Rights (SARs)

During the twelve months ended November 30, 2018, the Company issued 100,000 SARs to the sole non-employee member of the ad hoc Capital Structure Committee of the Board, which will expire 10 years after the date the SARs were granted. The SARs will vest on the later of (i) September 30, 2018 and (ii) termination of the director's service on the Committee and had a fair value of $9,000 on the grant date. Each SAR entitles the holder to receive, upon exercise, an amount equal to the excess of (a) the fair market value per share of stock on the exercise date, over (b) the exercise price, which is $1.00, being not less than the fair market value per share of stock on the grant date. Upon exercise of the SARs, the stock appreciation amount shall be paid, as determined solely at the discretion of the Company, in (a) whole shares, (b) cash, or (c) a combination of both cash and shares. The 100,000 SARs vested during the eleven months November 30, 2018 and remain unexercised at August 31, 2020.

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

Operating results related to the Company’s discontinued structured settlement business are as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
	(in thousands)
Total income	$—	$—	$—	$—
Total expenses	—	(70)	53	(36)
Income (loss) before income taxes	—	70	(53)	36
(Benefit) provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations, net of income taxes	$—	$70	$(53)	$36

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

At August 31, 2020 and November 30, 2019, the Company, through its subsidiaries, owns zero and two life insurance policies, also referred to as life settlements, with a fair value of $0 and $1.3 million, respectively and an aggregate death benefit of approximately $0 and $12.0 million, respectively.

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

Pursuant to the Settlement Agreement, 31 life insurance policies with face value totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies directly. With this settlement, the target principal balance for the Class A Partner was reduced by the proceeds from the Sun Life settlement of $13.4 million with $392.6 million outstanding at August 31, 2020.

During the nine months ended August 31, 2020, approximately $10.0 million was distributed to the Class A Partner to satisfy the Class A minimum return.

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

At August 31, 2020 there was no Class B true up payment outstanding.

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

At August 31, 2020, accrued and unpaid interest on the Class D Return was approximately $934,000 with outstanding principal of $8.0 million. The amount is to be repaid through the waterfall distribution as stated above. There was no payment made during the nine months ended August 31, 2020.

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

During the three months and nine months ended August 31, 2020, approximately $2.0 million and $6.0 million, respectively, were received by the Company for the minimum Class B interest monthly distribution. These amounts are included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

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

At August 31, 2020, approximately $1.0 million in accrued and unpaid interest was outstanding on the $8.3 million advanced on behalf of the Class B Limited Partner, the amount is to be repaid through the waterfall distribution as stated above. There was no payment during the three months ended August 31, 2020.

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

Premium/Expense Reserve Account	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
	Amount	Amount	Use of Proceeds
First	$28,289	$79,241	Premiums, Expenses and Manager Fees
Second	2,000	6,000	Minimum Class B Interest Monthly Distribution - after three years, Class D Returns takes priority until paid in full
Third	—	—	Minimum Class B Interest Monthly Distribution
Fourth	—	—	Retained for Premium/Expense to Cover Three Months of Transactions, excess to be sent to the Collection Account
	$30,289	$85,241

During the three months ended August 31, 2020, approximately $30.3 million was distributed from the premium/expense reserve inclusive of approximately $26.6 million utilized to pay premiums, approximately $1.7 million in facility related expenses and approximately $2.0 million utilized for distribution to the Company to satisfy the requirements of the Class B monthly distribution.

During the nine months ended August 31, 2020, approximately $85.2 million was distributed from the premium/expense reserve inclusive of approximately $74.0 million utilized to pay premiums, approximately $5.3 million in facility related expenses and approximately $6.0 million utilized for distribution to the Company to satisfy the requirements of the Class B monthly distribution.

Premium/Expense Reserve Account	Three Months Ended August 31, 2019	Nine Months Ended August 31, 2019
	Amount	Amount	Use of Proceeds
First	$8,210	$8,210	Premiums, Expenses and Manager Fees
Second	—	—	Minimum Class B Interest Monthly Distribution - after three years, Class D Returns takes priority until paid in full
Third	—	—	Minimum Class B Interest Monthly Distribution
Fourth	—	—	Retained for Premium/Expense to Cover Three Months of Transactions, excess to be sent to the Collection Account
	$8,210	$8,210

During the three months and nine months ended August 31, 2019, approximately $8.2 million was distributed from the premium/expense reserve with the balance of approximately $21.8 million remaining in the account at August 31, 2019.

During the three months and nine months ended August 31, 2020, the premium/expense reserve account received approximately $34.2 million and $107.2 million, respectively from the collection account through maturity proceeds collected. The account balance was approximately $26.1 million at August 31, 2020. Approximately $3.8 million was in the collection account pending distributions to the premium/expense account at August 31, 2020. The below is a reconciliation of the premium/expense reserve account for the three months and nine months ended August 31, 2020 (in thousands).

	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
Beginning balance	$22,224	$4,195

Distributions received
Collections account	34,188	107,169
Total distribution received	$56,412	$111,364

Less Payments:
Premiums and expenses	28,289	79,241
Class B monthly distribution	2,000	6,000
Total payments	$30,289	$85,241

Balance at August 31, 2020	$26,123	$26,123

Approximately $667,000 was due for distribution to the Company to cover the period ended August 31, 2020 and the amount was received subsequent to the quarter end.

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

On each Distribution Date, funds on deposit in the Collections Account shall be distributed by the Paying Agent ("Wilmington Trust, N.A") pursuant to the Waterfall Notice in the following order of priority:

Collection Account	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
Priority	Amount		Use of Proceeds
First	$34,188	$107,169	Premium/Expense Reserve Account - to cover next three months of premiums and expense
Second	—	9,969	Class A Minimum Return Cumulative Amount*
Third	—	—	Minimum Class B Interest Monthly Distribution
Fourth	—	—	Re-balancing the Total Return Distributions with 72.5% to the Class A Limited Partner and 27.5% to Class B Limited Partner
Fifth	—	—	72.5% to the Class A Limited Partner and 27.5% to the Class B Limited Partner
	$34,188	$117,138

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

The below is a reconciliation of funds received in and distributed from the collection account for the three months ended August 31, 2020 and nine months ended August 31, 2020 (in thousands).

	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
Beginning balance	$5,643	$13,007
Maturity proceeds received - face	32,050	107,276
Proceeds received - other*	272	632
Total receipts	37,965	120,915

Less distribution
Premium/expense account	34,188	107,169
Class A	—	9,969
Total distributions	34,188	117,138

Balance at August 31, 2020	$3,777	$3,777
*Includes refund of premiums and interest earned on maturity proceeds

During the three months ended August 31, 2020, the portfolio experienced maturities of 13 policies with face value of approximately $43.2 million, gain on maturity of $30.0 million, weighted average age of 88.9 years and weighted average remaining life expectancy of 4.5 years. The ratio of realized gain to face value was approximately 69%. Approximately $32.1 million was collected during the three months ended August 31, 2020.

During the nine months ended August 31, 2020, the portfolio experienced maturities of 33 policies with face value of approximately $133.3 million, gain on maturity of $78.5 million, weighted average age of 88.6 years and weighted average remaining life expectancy of 4.1 years. The ratio of realized gain to face value was approximately 58.9%. Approximately $107.3 million was collected during the nine months ended August 31, 2020 with $39.7 million pending collection at August 31, 2020.

The below is a reconciliation of receivable for maturity of life settlement held by the limited partnership for the three months and nine months ended August 31, 2020 (in thousands).

	Three Months Ended August 31, 2020	Nine Months Ended August 31, 2020
Balance at start	$28,550	$13,726
Maturities	43,225	133,275
Less: proceeds received	32,050	107,276
Receivable at August 31, 2020	$39,725	$39,725

The Company performed a valuation at August 31, 2020 resulting in a fair value of approximately $152.5 million compared to $137.8 million at November 30, 2019, resulting in a change in fair value of approximately $4.3 million and $20.6 million for the three months and nine months ended August 31, 2020. See Note 16, "Fair Value Measurements", to the accompanying consolidated financial statements for further information.

At August 31, 2020, there were 500 policies in the White Eagle portfolio with death benefits of approximately $2.4 billion and the weighted average remaining life expectancy calculated based on death benefit of the insureds in the policies was 6.6 years.

Remaining Life Expectancy (In Years)*	Number of Life Settlement Contracts	Face Value
0-1	9	$40,780
1-2	30	114,006
2-3	30	121,696
3-4	54	281,198
4-5	54	253,239
Thereafter	323	1,556,622
Total	500	$2,367,541

*Based on remaining life expectancy at August 31, 2020, as derived from reports of third party life expectancy providers, and does not indicate the timing of expected death benefits.

Estimated premiums to be paid for each of the five succeeding fiscal years and thereafter to keep the life insurance policies in force as of August 31, 2020, are as follows (in thousands):

Year	Expected Premiums
2020	$25,197
2021	104,768
2022	100,021
2023	93,316
2024	87,998
Thereafter	572,074
$983,374

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

(12) White Eagle Revolving Credit Facility

Effective April 29, 2013, White Eagle entered into a 15-year revolving credit agreement with LNV Corporation, as initial lender, Imperial Finance & Trading, LLC, as servicer and portfolio manager and CLMG Corp., as administrative agent. Proceeds from the initial advance under the facility were used, in part, to retire a bridge facility and to fund a payment to the lender protection insurance provider to release subrogation rights in certain of the policies pledged as collateral for the White Eagle Revolving Credit Facility. On May 16, 2014, White Eagle Asset Portfolio, LLC converted from a Delaware limited liability company to White Eagle Asset Portfolio, LP, a Delaware limited partnership (the "Conversion") and all of its ownership interests were transferred to an indirect, wholly-owned Irish subsidiary of the Company. In connection with the Conversion, the White Eagle Revolving Credit Facility was amended and restated among White Eagle, as borrower, Imperial Finance and Trading, LLC, as the initial servicer, the initial portfolio manager and guarantor, Lamington Road Bermuda Ltd., as portfolio manager, LNV Corporation, as initial lender, the other financial institutions party thereto as lenders, and CLMG Corp., as administrative agent for the lenders. The White Eagle Revolving Credit Facility was amended on November 9, 2015, December 29, 2016 and January 31, 2017.
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

LTV	Premiums, Interest & Other Fees	Principal	Distribution to White Eagle - 55%	Lender Participation - 45%
N/A	100%	—%	—%	—%
>65%	N/A	100%	—%	—%
50%-65%	N/A	70%	16.5%	13.5%
35%-50%	N/A	55%	24.8%	20.3%
0%-35%	N/A	45%	30.3%	24.8%

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

Nine Months Ended August 31, 2019
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

During the three months and nine months ended August 31, 2019, advances for premium payments and fees to service providers amounted to (in thousands):

	Three Months Ended August 31,	Nine Months Ended August 31,
	2019	2019
Amount drawn for premium payments	$—	$4,221
Total amount drawn	$—	$4,221

Interest. Borrowings under the White Eagle Revolving Credit Facility bear interest at a rate equal to LIBOR or, if LIBOR is unavailable, the base rate, in each case plus an applicable margin of 4.50%, which was increased from 4.00% pursuant to the November 9, 2015 amendment, and subject to a rate floor component equal to the greater of LIBOR (or the applicable rate) and

1.5%. The base rate under the White Eagle Revolving Credit Facility equals the sum of (i) the weighted average of the interest rates on overnight federal funds transactions or, if unavailable, the average of three federal funds quotations received by the Agent plus 0.75% and (ii) 0.5%. Based on the loan agreement, the LIBOR portion of the interest rate will re-adjust annually, once the floor has exceeded 1.5%. The applicable rate will be dependent on the rate at the last business day of the preceding calendar year. On December 31, 2018, the LIBOR floor increased from 2.11% to 3.01%. The effective rate at August 15, 2019 and August 31, 2018 was 9.51% and 6.61%, respectively. In the event that an Event of Default has occurred and is continuing, the interest rate will be equal to the sum of (i) the greater of (a) (1) LIBOR or, if LIBOR is unavailable, (2) the Base Rate and (b) one and a half percent (1.5%) plus (ii) six and a half percent (6.5%). Interest of approximately $23.3 million and $28.3 million was paid during the three months and nine months ended August 31, 2019.

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

Pursuant to the Proposed Settlement, among other things:

•White Eagle shall have up to and including September 17, 2019 to satisfy any and all obligations to LNV under the Credit Facility by paying LNV 102% of its outstanding principal plus accrued interest at the relevant default rate, accrued fees and costs, which aggregate amount would include the resolution of the 45% participation interest element of the Credit Facility which was part of the subject matter of the Suit;

•If White Eagle satisfies such obligations after September 17, 2019 and by December 30, 2019, the amount due on the outstanding principal would increase to 104%;

•In the event LNV has not received the payoff described above by September 17, 2019, the court-appointed liquidation trustee, together with investment banking assistance from Maple Life Financial, LLC, shall have full authority to sell White Eagle’s life insurance policy portfolio (which constitutes collateral under the Credit Facility) for the maximum amount achievable through an orderly sale process, taking into account that the transaction must be closed no later than December 30, 2019; in connection with this authority, the liquidation trustee and the investment banker may work prior to September 17, 2019 to prepare the portfolio for sale, but may not take actions to actually commence a sale including, but not limited to, marketing the portfolio or contacting potential buyers about the portfolio, prior to such date;

•If the portfolio is sold in whole or in part, LNV shall only have the right to step in to bid for such sale if, and to the extent, the total amounts generated through the sale thereof do not fully satisfy the payoff amount; and

•If the sale of any portion of the Collateral has not closed or the proceeds of such sale(s) have not been received by CLMG by December 30, 2019, (i) if the Payoff Amount has not then been paid in cash in full, such Collateral shall be transferred on or before Noon Eastern on December 31, 2019 to CLMG (or its designee) in full satisfaction of the remaining unpaid portion of the amounts due to LNV.

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

On March 14, 2017, the Company issued Additional Convertible Notes for an aggregate principal amount of $3.5 million in lieu of a cash payment of interest on the Convertible Notes.
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

The Company recorded $22,000 of interest expense on the Convertible Notes during the three months ended August 31, 2019.

The Company recorded $93,000 of interest expense on the Convertible Notes during the nine months ended August 31, 2019, which included $73,000, $18,000 and $3,000 from interest, amortizing debt discounts and origination costs, respectively.

(14) 5.0% Senior Unsecured Convertible Notes

On July 26, 2017, the Company’s Convertible Note Exchange Offer expired. Holders of at least 98% of the Convertible Notes tendered in the Convertible Note Exchange Offer.

In connection with the Transaction Closing, the Company caused to be issued the New Convertible Notes in an aggregate amount of approximately $75.8 million pursuant to an Indenture the ("New Convertible Note Indenture") between the Company and U.S. Bank, National Association, as indenture trustee.

The terms of the New Convertible Notes are governed by the New Convertible Note Indenture, which provide, among other things, that the New Convertible Notes are unsecured senior obligations of the Company and will mature on February 15, 2023. The New Convertible Notes bear interest at a rate of 5.0% per annum from the issue date, payable semi-annually on August 15 and February 15 of each year, beginning on August 15, 2017.

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

The provisions of the New Convertible Note Indenture include a make-whole provision to compensate the Company’s debt holders for the lost option time value and forgone interest payments upon the Company experiencing a Fundamental Change (as defined in the New Convertible Note Indenture). These Fundamental Changes revolve around change in beneficial ownership, the consummation of specified transactions which result in the conversion of common stock into other assets or the sale, transfer or lease of all or substantially all of the Company’s assets, a majority change in the composition of the Company’s Board of Directors, the Company’s stockholders approval of any plan for liquidation of dissolution of the Company, and the Common Stock ceasing to be listed or quoted on a Trading Market. The number of incremental additional shares to be issued as a result of a Fundamental Change is based on a table which calculates the adjustment based on the inputs of time and share value.

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

As of August 31, 2020, the outstanding principal of the New Convertible Notes is $67.8 million with a carrying value of $64.4 million, net of unamortized debt discounts and origination costs of $3.0 million and $441,000, respectively. These are being amortized over the remaining life of the New Convertible Notes using the effective interest method.

During the three months ended August 31, 2020, the Company recorded $1.2 million of interest expense on the New Convertible Notes, including $848,000, $282,000 and $42,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $1.3 million during the three months ended August 31, 2019, which included $948,000, $290,000 and $43,000 from interest, amortizing debt discounts and origination costs, respectively.

During the nine months ended August 31, 2020, the Company recorded $3.4 million of interest expense on the 5.0% Convertible Notes, including $2.6 million, $776,000 and $115,000 from interest, amortization of debt discount and origination costs, respectively, compared to interest expense of $3.8 million during the nine months ended August 31, 2019, which included $2.8 million, $832,000 and $123,000 from interest, amortization of debt discount and origination costs, respectively.

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

At August 31, 2020, the outstanding principal of the 8.5% Senior Secured Notes was $47.6 million with a carrying value of $46.5 million, net of discount and unamortized debt issuance cost of $904,000 and $205,000, respectively.
During the three months ended August 31, 2020, the Company recorded approximately $1.6 million of interest expense on the 8.5% Senior Secured Notes, which includes $1.3 million of interest expense, $54,000 of amortizing debt issuance costs and $231,000 of amortizing of debt discount, respectively, compared to approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, during the three months ended August 31, 2019, which includes $1.3 million of interest and $76,000 of amortizing debt issuance costs, and $152,000 of amortizing of debt discount, respectively.
During the nine months ended August 31, 2020, the Company recorded approximately $4.2 million of interest expense on the 8.5% Senior Secured Notes, which includes $3.3 million of interest and $156,000 of amortizing debt issuance costs and $660,000 of amortizing of debt discount respectively, compared to approximately $4.4 million of interest expense on the 8.5% Senior Secured Notes, during the nine months ended August 31, 2019, which includes $3.8 million of interest and $209,000 of amortizing debt issuance costs and $346,000 of amortizing of debt discount respectively.

(16) Fair Value Measurements

The Company carries investment in limited partnership, life settlements and investment in deconsolidated subsidiaries at fair value. As of August 31, 2020, life settlements and investment in deconsolidated subsidiaries are no longer held on the Company's consolidated balance sheet. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

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

Assets measured at fair value on a recurring basis

The balances of the Company’s assets measured at fair value on a recurring basis as of August 31, 2020, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in limited partnership	$—	$—	$152,450	$152,450
	$—	$—	$152,450	$152,450

The balances of the Company’s assets measured at fair value on a recurring basis as of November 30, 2019, are as follows (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in limited partnership	$—	$—	$137,849	$137,849
Investment in life settlements	—	—	1,297	1,297
	$—	$—	$139,146	$139,146

The below is a quantitative analysis of the Company's level 3 assets fair value measurements at August 31, 2020:

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 8/31/2020	Aggregate death benefit at 8/31/20	Valuation Technique	Unobservable Input	Range (Weighted Average)
Investment in limited partnership	$152,450	$663,033	Discounted cash flow	Discount rate	14.04%
				Life expectancy evaluation, distributions, return on investment

Following is a description of the methodologies used to estimate the fair values of assets measured at fair value on a recurring basis and within the fair value hierarchy which is our investment in limited partnership which holds a portfolio of life settlements for the nine months ended August 31, 2020. At August 31, 2020, the Company did not directly own any life settlement, as a result, the analysis included is for the nine months ended August 31, 2019 for this category.

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

The Company performed a valuation at August 31, 2020 resulting in a value of approximately $152.5 million using an estimated discount rate of approximately 14.04%.

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

The Company re-evaluates its discount rates at the end of every reporting period in order to reflect the estimated discount rates that could reasonably be used in a market transaction involving the Company’s 27.5% investment in White Eagle. In doing so, consideration is given to the various factors influencing the rates, including risk tolerance and market activity. The Company relies on management insight, engages third party consultants to corroborate its assessment and engages in discussions with other market participants. In considering these factors, at August 31, 2020, the Company determined that the estimated discount rate was 14.04%.

Market interest rate sensitivity analysis of the investment in limited partnership

The extent to which the fair value of the investment in limited partnership could vary in the near term has been quantified by evaluating the effect of changes in the weighted average discount. If the weighted average discount rate were increased or decreased by 1/2 of 1% and the other assumptions used to estimate fair value remained the same, the change in estimated fair value of investment in limited partnership as of August 31, 2020 would be as follows (dollars in thousands):

Weighted Average Rate	Rate Adjustment	Value	Change in Value
13.54%	(0.50)%	$156,438	$3,988
14.04%	—	$152,450	$—
14.54%	0.50%	$148,616	$(3,834)

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

Investment in deconsolidated subsidiaries - As previously discussed in Note 4, "Deconsolidation of Subsidiaries" upon the deconsolidation of Lamington, the Company recorded an investment which was equivalent to the carrying value of Lamington's net assets at fair value. The Company calculated the fair value using unobservable inputs, primarily discounted cash flow analysis which required significant management judgment due to the absence of quoted market prices or observable inputs for assets of similar nature, hence, we utilized a discounted cash flow analysis considering the anticipated date the Company would emerge from bankruptcy, the settlement amount of the debt under the then White Eagle Revolving Credit Facility, and future expenses. The calculation resulted in a fair value of approximately $128.8 million at November 30, 2018, the Company further evaluate its investment at August 16, 2019 and recognized a gain of approximately $37.9 million, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with gains incurred by Lamington for the period up to August 16, 2019 in considering the proceeds received through the transaction for the Subscription Agreement, the actual payoff of the White Eagle Revolving Credit Facility and all other third party claims. Effective August 16, 2019, Lamington was reconsolidated under the provisions of ASC 810, Consolidation.

Changes in Fair Value

The following tables provides a roll-forward in the changes in fair value for the nine months ended August 31, 2020, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Life Settlements - Consolidated:
Balance, December 1, 2019	$1,297
Sale of policies	(2,040)
Gain on sale of life settlement	743
Change in fair value	—
Premiums paid	—
Balance, August 31, 2020	$—
Changes in fair value included in earnings for the period relating to assets held at August 31, 2020	$—

Investment in Limited Partnership
Balance, December 1, 2019	$137,849
Change in fair value	20,601
Distributions	(6,000)
Balance, August 31, 2020	$152,450
Changes in fair value included in earnings for the period relating to assets held at August 31, 2020	$14,601
The following tables provides a roll-forward in the changes in fair value for the periods ended August 31, 2019, for all assets for which the Company determines fair value using a material level of unobservable (Level 3) inputs, which consists solely of life settlements (in thousands):

Life Settlements - Consolidated:
Balance, December 1, 2018	$1,172
Purchase of policies	—
Change in fair value	(37)
Matured/lapsed/sold polices	—
Premiums paid	118
Balance, August 31, 2019	$1,253
Changes in fair value included in earnings for the period relating to assets held at August 31, 2019	$(37)

Life Settlements - Deconsolidated:
Balance, December 1, 2018	$505,235
Purchase of policies	—
Change in fair value	(16,841)
Receivable for maturity of life settlement write off	17,800
Policies sold	(344,845)
Policies matured	(100,373)
Premiums paid	69,827
Transfer to investment in limited partnership	(130,803)
Balance at, August 31, 2019	$—
Changes in fair value included in earnings for the period relating to deconsolidated assets held at August 31, 2019	$—
The following tables provides a roll-forward in the changes in fair value for the periods ended August 31, 2019, for the White Eagle Revolving Credit Facility for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

White Eagle Revolving Credit Facility - Deconsolidated:
Balance, December 1, 2018	$346,670
Draws under the White Eagle Revolving Credit Facility	4,221
Payments on White Eagle Revolving Credit Facility	(367,985)
Unrealized change in fair value	17,094
Balance, August 31, 2019	$—
Changes in fair value included in earnings for the period relating to liabilities at August 31, 2019	$—
The following table provides a roll-forward in the changes in fair value for the period ended August 31, 2019, for the investment in deconsolidated subsidiaries for which the Company determines fair value using a material level of unobservable (Level 3) inputs (in thousands):

Investment in Deconsolidated Subsidiaries
Investment in Lamington at December 1, 2018	$128,795
Change in fair value	37,941
Transferred to consolidation	(166,736)
Investment in Lamington at August 31, 2019	$—

There were no transfers of financial assets or liabilities between levels of the fair value hierarchy during the nine months ended August 31, 2020 and 2019.

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

Upon adoption, our lease liability was $203,000 and was calculated based on the present value of the minimum lease payments from December 1, 2019 to September 30, 2020, the lease expiration date, consisting of the base rent, provision for a 3% increase on each anniversary of the rent commencement date and our incremental borrowing rate applicable to the lease term. The interest rate used in our calculation is estimated and was derived using the interest rate we pay on our existing borrowings, adjusted for other factors which requires judgment by management. The lease liability is increased by accreted interest and reduced by the lease payment made by the Company on a monthly basis. At August 31, 2020, there was no operating lease liability

The Company initially measured the right-of-use asset ("ROU asset" or "operating lease asset") at the initial measurement of the lease liability, adjusted for payments made before the commencement date and lease incentives received before the commencement date, which resulted in an initial ROU assets value of approximately $179,000.

At August 31, 2020, the operating lease asset was $22,000 and is included under assets on the consolidated balance sheet.

Over the lease term, the Company is required to amortize the ROU asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $107,000 for the three months ended August 31, 2020 and $352,000 for the nine months ended August 31, 2020. Rent expense was $104,000 for the three months ended August 31, 2019 and $332,000 for the nine months ended August 31, 2019. Effective September 30, 2020 the lease expired.

Short Term Lease

On August 5, 2020, the Company signed a lease agreement for office space. The monthly base rent was $700 with a commencement date of September 1, 2020 and an expiration date of December 1, 2020. This Agreement lasts for the period beginning on September 1, 2020 and will then automatically renew for successive periods for the same duration as to the initial term, until terminated by either party in accordance with the terms and conditions of the lease agreement.

Sublease Agreement

During the eleven months ended November 30, 2018, the Company entered into a sublease agreement with a subtenant that commenced on October 1, 2018 and expires on September 15, 2020. The annual base rent of the subtenant is $78,000. On March 11, 2019, the sublease contract was amended to increase the square footage thereunder, hence increasing the annual base rent to $89,000. Effective July 31, 2020, the sublease was terminated.

The sublease did not relieve the Company of its primary obligation under the original lease. As a result, the Company will continue to account for the original lease as an operating lease independent of the sublease agreement, in terms of balance sheet presentation. Rental income is recognized on a monthly basis and was approximately $29,000 and $41,000, respectively, for the three months ended August 31, 2020 and three months ended August 31, 2019, respectively, $119,000 and $117,000, respectively, for the nine months ended August 31, 2020 and nine months ended August 31, 2019, respectively and is included as other income in the consolidated statements of operations.

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

Severance Agreements

On November 12, 2019, the Company entered into a retention agreement with each of Mr. Simony, (the "Simony Retention Agreement"), and Mr. Werblowsky, (the "Werblowsky Retention Agreement" and, together with the Simony Retention Agreement, the "Retention Agreements"). Each Retention Agreement provides for a cash retention payment (each, a "Retention Payment") and certain extended benefits to each of Mr. Simony and Mr. Werblowsky (the "Benefits") in recognition of his significant contributions to consummating the Company’s August 2019 transaction with Jade Mountain Partners, LLC, which allowed the Company and its then subsidiary White Eagle Asset Portfolio, L.P to refinance an onerous credit facility and improve the Company’s overall financial position (the "White Eagle Transaction"), and in consideration of Mr. Simony’s and Mr. Werblowsky’s continued support and assistance with the current restructuring under consideration by the Company (the "Restructuring").

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

Bonus - Chief Executive Officer

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

Subsequent Events

Departure - Chief Legal Officer and General Counsel

On September 30, 2020, the Company and Harvey Werblowsky, the Company’s Chief Legal Officer and General Counsel, agreed to eliminate Mr. Werblowsky’s position. Mr. Werblowsky’s employment with the Company is terminated effective October 9, 2020.

Voluntary Petitions for Reorganization

On October 15, 2020 (the "2020 Petition Date"), Emergent Capital and its wholly-owned subsidiary Red Reef Alternative Investment, LLC ("Red Reef") filed voluntary petitions for relief (the "2020 Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

Emergent Capital and Red Reef will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On October 14, 2020, Emergent Capital entered into two substantially identical Restructuring Support Agreements (together with all exhibits and schedules thereto, the "RSAs") with certain holders of the 8.5% Senior Secured Notes and with certain holders of the 5.0% Convertible Notes (such holders collectively, the "Supporting Holders"). In the aggregate, the Supporting Holders hold at least a majority of each of the 8.5% Senior Secured Notes and the 5.0% Convertible Notes.

See Note 21, "Subsequent Events, " to the accompanying consolidated financial statements for further information.

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

Lincoln Benefit Settlement

On May 22, 2019, a settlement in the amount of $21.3 million was signed between Lincoln Benefit Life Company, White Eagle Asset Portfolio, L.P. and Emergent Capital, Inc. pursuant to which Lincoln Benefit, agreed to not to contest the 55 life insurance policies that are presently owned by White Eagle and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The settlement relates to six separate legal actions pertaining to the validity of certain White Eagle policies and receivables for maturities of life settlements totaling $39.1 million. The settlement of the litigation was approved by the Bankruptcy Court in June 2019, and accordingly, the receivable for maturities of life settlement was adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements loss in the condensed and consolidated financial statements of the Debtors at May 31, 2019. The $2.0 million settlement related to the Allstate lawsuit was recorded as other income in the consolidated statements of operations upon receipt.

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

On December 4, 2019 the Company and certain of its subsidiaries entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Sun Life and Wilmington Trust, N.A. as securities intermediary ("Wilmington Trust"). The Settlement Agreement relates to both the Sun Life 2013.Case and the Imperial Case (the "Legal Action").

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

(19) Stockholders’ Deficit/Equity

Shares of Common Stock under Omnibus Plan

The Company has reserved an aggregate of 12,600,000 shares of common stock under its Omnibus Plan, pursuant to which, as of August 31, 2020, 100,000 shares of stock appreciation rights had been granted to a director and were fully vested and outstanding, 633,215 shares of restricted stock had been granted to directors and were fully vested, 3,270,000 shares of restricted stock units had been granted to certain employees, with a total of 1,000,000 shares subject to vesting. Approximately 2,270,000 shares have been vested since granted. There were 8,511,785 securities remaining for future issuance under the Omnibus Plan as of August 31, 2020.

Share Note Repurchase Program

On September 1, 2015, the Company announced that its Board of Directors authorized a $10.0 million share and note repurchase program. The program had a two-year expiration date and authorized the Company to repurchase up to $10.0 million of its common stock and/or its Convertible Notes due 2019. During 2015, the Company purchased 608,000 shares for a total cost of approximately $2.5 million, which is an average cost of $4.17 per share, including transaction fees, the amount is included in stockholder's equity on the consolidated balance sheet at August 31, 2020. The repurchase program was terminated during the year ended December 31, 2017.

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

(20) Income Taxes

The Company’s provision for income taxes from continuing operations is estimated to result in an effective tax rate of 13.12% as of August 31, 2020 and a total tax expense of approximately $2.4 million for the nine months ended August 31, 2020. The Company’s effective tax rate is principally impacted by expected income inclusions under the GILTI tax regime, limitations imposed on the use of historical net operating losses, and interest expense limitations under IRC Sec. 264(a)(4) that apply when determining tested income for the GILTI inclusion. The GILTI inclusion is driven in large part by the Company’s allocable share of taxable income from the WE Investment. The Company coordinates with the manager of the WE Investment to obtain reasonable estimates of the Company’s share of taxable results. As the estimated allocable share of taxable income from the WE investment represents a significant portion of the Company’s expected taxable income, in accordance with ASC 740 principles, the Company’s tax provision recorded to date is based on actual results through August 31, 2020. The Company believes this approach most fairly represents its income tax provision as of August 31, 2020.

Based on the Company’s evaluation, a deferred tax valuation allowance was established against its net deferred tax assets. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. This valuation allowance was determined to be necessary as an offset to the full amount of the federal and state deferred tax asset. During the three months ended August 31, 2020, the Company does not expect that position to change and therefore is not recording any income tax benefit.

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

(21) Subsequent Events

Sale of Imperial Life Settlements, LLC

On September 15, 2020, the Company sold its wholly-owned subsidiary, Imperial Life Settlements, LLC ("ILS"), to an unrelated third party. Included in the sale were viatical and/or life settlement provider licenses, permits and authorizations issued to ILS by 12 states. In connection with the sale of ILS and such licenses, the Company voluntarily surrendered licenses issued to ILS by 17 other states. Such licenses are required in connection with the purchase of existing life settlements, but are not required for ownership of life settlements. The Company, which indirectly owns a 27.5% equity investment in White Eagle Asset Portfolio, LP, which holds a portfolio of life settlements, no longer acquires life settlements, and therefore does not need to maintain the licenses and their related deposits and expenses.

Departure - Chief Legal Officer and General Counsel

On September 30, 2020, the Company and Harvey Werblowsky, the Company’s Chief Legal Officer and General Counsel, agreed to eliminate Mr. Werblowsky’s position. Mr. Werblowsky’s employment with the Company is terminated effective October 9, 2020.

Voluntary Petitions for Reorganization

On October 15, 2020 (the "2020 Petition Date"), Emergent Capital and its wholly-owned subsidiary Red Reef Alternative Investment, LLC ("Red Reef") filed voluntary petitions for relief (the "2020 Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

Emergent Capital and Red Reef will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On October 14, 2020, Emergent Capital entered into two substantially identical Restructuring Support Agreements (together with all exhibits and schedules thereto, the "RSAs") with certain holders of the 8.5% Senior Secured Notes and with certain holders of the 5.0% Convertible Notes (such holders collectively, the "Supporting Holders"). In the aggregate, the Supporting Holders hold at least a majority of each of the 8.5% Senior Secured Notes and the 5.0% Convertible Notes.

The RSAs contemplate a restructuring process that will result in the Company moving its headquarters and operations to Lamington, its indirect wholly-owned Irish subsidiary. The contemplated restructuring process will provide that holders of 8.5% Senior Secured Notes, 5.0% Convertible Notes, and Emergent Capital’s common stock and common stock equivalents will receive securities of Lamington and of a Cayman grantor trust to be formed that are substantially similar in substance to, and in exchange for, their current Emergent Capital securities and that such new Lamington securities and Cayman trust certificates will be listed for trading on a European stock exchange (as agreed among the parties), all in accordance with the terms set forth in the term sheet attached to and made part of the RSAs, and existing Emergent Capital securities will be cancelled and the common stock will cease to trade on the OTCQX market (the transactions contemplated in the RSAs, the "Restructuring"). Subsequent to the Restructuring, Emergent Capital will wind up its remaining affairs. More details about the Restructuring are provided to security holders in the Disclosure Statement filed with the Bankruptcy Court. The RSAs contain various milestones with respect to the 2020 Chapter 11 Cases. Each RSA also provides that it may be terminated by the Supporting Holders party thereto or Emergent Capital upon the occurrence of certain events and upon the terms set forth therein.

Although the Company intends to pursue the Restructuring, there can be no assurance that the Company will be successful in completing the Restructuring or any other similar transaction on the terms set forth in the RSAs or at all.

The filing of the Emergent Capital 2020 Chapter 11 Case constitutes an event of default that accelerated obligations under the Amended and Restated Senior Secured Indenture and the New Convertible Note Indenture. Both such indentures provide that, as a result of the event of default triggered by the Emergent Capital 2020 Chapter 11 Case, the principal of, and the premium, if any, and accrued and unpaid interest due thereunder become immediately due and payable. Any efforts to enforce such payment obligations under both indentures are automatically stayed as a result of the Emergent Capital 2020 Chapter 11 Case, and the creditors’ rights of enforcement in respect of both indentures are subject to the applicable provisions of the Bankruptcy Code.

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

Impact of COVID-19 on the Company’s Business

The outbreak of COVID-19, which is a rapidly evolving situation, has adversely impacted global commercial activities. The Company does not believe that there is any significant impact to our financial statements as of August 31, 2020 as a result of the COVID-19 pandemic. The Company is monitoring the developments relating to COVID-19 and is coordinating its operational response based on existing business continuity plans and on guidance from global health organizations, relevant governments, and general pandemic response best practices.

Business Overview

Incorporated in Florida, Emergent Capital, indirectly owns a 27.5% equity investment, having an estimated fair value of approximately $152.5 million at August 31, 2020, in White Eagle Asset Portfolio, LP ("White Eagle"), which was previously a wholly-owned subsidiary of the Company that holds a portfolio of life settlements. The Company primarily earns income through change in fair value and distributions from its equity investment in White Eagle. At August 31, 2020 there were 500 policies in the White Eagle portfolio with death benefits of approximately $2.4 billion and weighted average life expectancy calculated based on death benefit of the insureds in the policies was 6.6 years.

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

During the nine months ended August 31, 2020, approximately $6.0 million was received by the Company for the minimum Class B interest monthly distribution. This amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

During the nine months ended August 31, 2020, the portfolio experienced maturities of 33 policies with face value of approximately $133.3 million and approximately $107.3 million was collected.

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

Subsequent Events

Sale of Imperial Life Settlements, LLC

On September 15, 2020, the Company sold its wholly-owned subsidiary, Imperial Life Settlements, LLC ("ILS"), to an unrelated third party. Included in the sale were viatical and/or life settlement provider licenses, permits and authorizations issued to ILS by 12 states. In connection with the sale of ILS and such licenses, the Company voluntarily surrendered licenses issued to ILS by 17 other states. Such licenses are required in connection with the purchase of existing life settlements, but are not required for ownership of life settlements.

Voluntary Petitions for Reorganization

On October 15, 2020 (the "2020 Petition Date"), Emergent Capital and its wholly-owned subsidiary Red Reef Alternative Investment, LLC ("Red Reef") filed voluntary petitions for relief (the "2020 Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

Emergent Capital and Red Reef will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On October 14, 2020, Emergent Capital entered into two substantially identical Restructuring Support Agreements (together with all exhibits and schedules thereto, the "RSAs") with certain holders of the 8.5% Senior Secured Notes and with certain holders of the 5.0% Convertible Notes (such holders collectively, the "Supporting Holders"). In the aggregate, the Supporting Holders hold at least a majority of each of the 8.5% Senior Secured Notes and the 5.0% Convertible Notes.

See Note 21, "Subsequent Events, " to the accompanying consolidated financial statements for further information.

Going Concern

The Company has incurred substantial losses and reported negative cash flows from operating activities of $8.6 million for the nine months ended August 31, 2020 and $8.5 million for the nine months ended August 31, 2019. As of August 31, 2020, we had approximately $19.1 million of cash and cash equivalents and certificates of deposit of $517,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its investment in its equity investment in White Eagle, cash on hand and pending approval of its prenegotiated Chapter 11 reorganization plan by the Bankruptcy Court.

As of the filing date of this Form 10-Q, we had approximately $19.0 million of cash and cash equivalents inclusive of certificates of deposit of $519,000. The Company's 8.5% Senior Secured Notes, which have outstanding principal of approximately $47.6 million, currently mature on July 15, 2021. In considering our forecast for the next twelve months, including the scheduled repayment of this debt, the Company does not have sufficient liquidity to meet it's obligations. Subsequent to the quarter end, the Company filed a Chapter 11 petition, including a prenegotiated reorganization plan with the support of the holders of a majority of the 8.5% Senior Secured Notes holders which plan would convert the 8.5% Senior Secured Notes into a security with a later maturity date. The plan is pending approval by the Bankruptcy Court. These facts create a substantial doubt of the Company’s ability to meet its financial needs and continue as a going concern. During the bankruptcy process, management plans to continue to operate our business in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

See Note 21, "Subsequent Events", to the accompanying consolidated financial statements for further information.

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

Income Recognition

Our primary sources of income are in the form of changes in fair value of life settlements, gains on life settlements, net, change in fair value of investment in limited partnership and distributions from limited partnership. Our income recognition policies for this source of income is as follows:

•Changes in Fair Value of Life Settlements-When we acquire certain life insurance policies, we initially record these investments at the transaction price, which is the fair value of the policy for those acquired upon relinquishment or the amount paid for policies acquired for cash. The fair value of the investment in insurance policies is evaluated at the end of each reporting period. Changes in the fair value of the investment based on evaluations are recorded as changes in fair value of life settlements in our consolidated statements of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require. The Company recognizes income from life settlement maturities on the date we are in receipt of death notice or verified obituary of the insured. This income is the difference between the death benefits and fair values of the policy at the time of maturity.

•Change in Fair Value of Investment in Limited Partnership - ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities requires that a reporting entity should account for its equity investments that are not consolidated or accounted for under the equity method at fair value, with changes to fair value recorded in current earnings. White Eagle previously valued its life settlement policies at fair value whose valuation are based on inputs that are both significant to the fair value measurement and unobservable. The Company now holds an equity investment of 27.5% in White Eagle whose only assets are these life settlements. Additionally, the investment includes a mezzanine financing which the Company assumed at closing which repayment by, and ultimate distributions to, the Company are based on a prescribed waterfall with a guaranteed 11% return to the majority owner partner. The Company recognizes income from monthly distribution from the limited partnership as prescribed by the Subscription Agreement.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("TCJA"). Effective for tax years beginning after December 31, 2017, under certain circumstances, Section 245A enacted by the TCJA eliminated U.S. federal income tax on dividends received from foreign subsidiaries of domestic corporations under a new participation exemption. However, the TCJA also created a new tax on certain taxed foreign income under new Section 951A. Specifically, income earned in excess of a deemed return on tangible assets held by a controlled foreign corporation (such excess referred to as Global Intangible Low-Taxed Income ("GILTI") must now generally be included as U.S. taxable income on a current basis by its U.S. shareholders. Based on the Company’s life settlement assets held through Lamington’s ownership share in the WE Investment, management expects the net income generated from these activities to qualify entirely as GILTI effective for its tax year beginning December 1, 2018. On January 10, 2018, the FASB provided guidance on how to account for deferred tax assets and liabilities expected to reverse in future years as GILTI. The FASB provided that a company may either (1) elect to treat taxes due on future U.S. inclusions of GILTI as a current-period expense when incurred or (2) factor such amounts into the Company’s measurement of its deferred taxes. For its reporting period ended December 31, 2017, the Company adopted an accounting policy to treat any future GILTI inclusion as a current-period expense instead of providing for U.S. deferred taxes on all temporary differences related to future GILTI items.

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

Held-for-sale and discontinued operations

We report a business as held-for-sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held-for-sale. Assets and liabilities related to a business classified as held-for-sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held-for-sale. We report the results of operations of a business as discontinued operations if the business is classified as held-for-sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statements of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. During the fourth quarter of 2013, we sold substantially all of our structured settlements business. The remaining balance of $2.4 million was written off as a result of ongoing restructuring plans in the fourth quarter of fiscal 2019 as the Company decided not to continue to pursue this line of investment. As a result, we have classified our structured settlement operating results as discontinued operations.

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

Selected Operating Data (dollars in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
End of Period — Policies Owned — Consolidated
Number of policies owned	—	2	—	2
Average age of insured	—	78.4	—	78.4
Average death benefit per policy	$—	$6,000	$—	$6,000
Average Life Expectancy — Calculated LE (Years)	—	11.6	—	11.6
Aggregate Death Benefit	$—	$12,000	$—	$12,000
Aggregate fair value	$—	$1,254	$—	$1,254
Monthly premium — average per policy	$—	$7.7	$—	$7.7

White Eagle Portfolio — Deconsolidated
Period Maturities
Number of policies matured	—	6	—	18
Average age of insured at maturity	—	87.4	—	86.1
Average Life Expectancy — Calculated LE (Years)	—	3.6	—	5.9
Aggregate death benefit	$—	$31,768	—	$100,374
Gains on maturity	$—	$19,999	—	$70,300
Proceeds collected	$—	$60,163	—	$92,505

Investment in Limited Partnership
End of Period — Policies Owned
Number of policies owned	500	568	500	568
Average age of insured	85.9	85	85.9	85.9
Average death benefit per policy	$4,735	$4,710	$4,735	$4,710
Average Life Expectancy — Calculated LE (Years)	6.6	7.2	6.6	7.2
Aggregate death benefit*	$2,367,540	$2,675,279	$2,367,540	$2,675,279
Monthly premium — average per policy	$17.4	$15.5	$17.4	$15.5

Period Maturities*
Number of policies matured	13	—	33	—
Average age of insured at maturity	88.9	—	88.6	—
Average Life Expectancy — Calculated LE (Years)	4.5	—	4.1	—
Aggregate death benefit	$43,225	$—	$133,275	$—
Gains on maturity	$30,041	$—	$78,480	$—
Proceeds collected	$32,050	$—	$107,276	$—
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

Results of Continuing Operations - Consolidated Subsidiaries

Three Months Ended August 31, 2020 Compared to Three Months Ended August 31, 2019

Net loss from continued operations for the quarter ended August 31, 2020 was $1,028,000 as compared to a net income of $80.2 million for the same period last year. The following is our analysis for the period.

	Three Months Ended August 31,
	2020	2019	Change	% Change
Income	$4,307	$86,899	$(82,592)	(95)%	decrease
Expenses	5,335	6,703	(1,368)	(20)%	decrease
Provision (benefit) for income taxes	—	(5)	5	—%	decrease
Net income (loss)	$(1,028)	$80,201	$(81,229)	(101)%	decrease

Income for the three months ended August 31, 2020, includes approximately $2.0 million which represents distribution for investment in limited partnership. As a result of the WE Investment, the Company receives minimum class B interest monthly distributions equal to (i) for each month commencing prior to the third anniversary of the Effective Date, the greater of $667,000 and 1/12th of 1.50% of the Net Asset Value as determined by the most recent valuation report obtained on or prior to such Distribution Date and (ii) for each month commencing on or after the third anniversary of the Effective Date and prior to the tenth anniversary of the Effective Date, the greater of $333,000 and 1/12th of 0.75% of the net asset value as determined by the most recent valuation report obtained on or prior to such Distribution Date. The amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations which shows an overall gain of approximately $4.3 million.

Income from continuing operations for the three months ended August 31, 2019 was significantly impacted by the consolidation of Lamington and related subsidiaries due to the deemed closure of the Chapter 11 Cases on August 16, 2019 with the repayment and termination of the White Eagle Revolving Credit Facility. Approximately $96.7 million included in income represents an increase of our investment in deconsolidated subsidiaries, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The Company evaluated its investment at August 16, 2019 and recognized a gain of approximately $96.7 million, which is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with gains incurred by Lamington for the period up to August 16, 2019 in considering the proceeds received through the transactions for the subscription agreement, the actual payoff of the White Eagle Revolving Credit Facility and all other third party claims.

Total expenses from continuing operations for the three months ended August 31, 2020 were mainly comprised of interest expense of $1.6 million on the 8.5% Senior Secured Notes, $1.2 million on the 5% Convertible Notes, legal fees of $738,000, professional fees of $619,000 and personnel cost of $444,000.

Total expenses from continuing operations for the three months ended August 31, 2019 were mainly comprised of interest expense of approximately $1.5 million on the 8.5% Senior Secured Notes, $1.3 million on the 5% Convertible Notes and $22,000 on the 8.5% Convertible Notes, legal fee of $1.4 million, professional fees of $1.1 million and $694,000.

See Note 20, "Income Taxes," to the accompanying consolidated financial statements for further information.

Change in fair value of life settlements (in thousands)

	Three Months Ended August 31,
	2020	2019	Change	% Change
Change in fair value of life settlements	$—	$(42)	$42	(100)%	decrease

As of August 31, 2019, we owned two policies with an estimated fair value of $1.3 million. With the settlement of the Sun Life litigation we no longer own any life settlements. Of the two policies owned as of August 31, 2019, all were previously premium financed and were valued using discount rates that range from 13.25% to 15.25%.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Change in fair value of investment in limited partnership (in thousands)

	Three Months Ended August 31,
	2020	2019	Change	% Change
Change in fair value of investment in limited partnership, net of distributions	$4,250	$(5,821)	$10,071	(173)%	increase

The Company performed a valuation at August 31, 2020 resulting in a value of approximately $152.5 million using an estimated discount rate if approximately 14.04%. This resulted in a change in fair value of approximately $4.3 million, net of distributions of approximately $2.0 million for the three months ended August 31, 2020.

On August 16, 2019, Lamington's capital contribution to White Eagle was an estimated fair value of approximately $$138.2 million. The Company performed a valuation at August 31, 2019 resulting in a value of approximately $132.3 million using an estimated discount rate if approximately 15.03%. This resulted in a change in fair value of approximately $5.8 million for the three months ended August 31, 2019.

See Note 16, "Fair Value Measurements", to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Three Months Ended August 31,
	2020	2019	Change	% Change
Interest expense	$2,743	$2,832	$(89)	(3)%	decrease
SG&A expenses	2,592	3,871	(1,279)	(33)%	decrease
Total Expenses	$5,335	$6,703	$(1,368)	(20)%	decrease

Interest expense (in thousands)

	Three Months Ended August 31,
	2020	2019	Change	% Change
8.5% Convertible Notes	$—	$22	$(22)	(100)%	decrease
5% Convertible Notes	1,172	1,281	(109)	(9)%	decrease
8.5% Senior Secured Notes	1,571	1,526	45	3%	increase
Other	—	3	(3)	(100)%	decrease
Total Interest Expense	$2,743	$2,832	$(89)	(3)%	decrease

Outstanding debt for the quarter ended August 31, 2020 included $67.8 million of 5% Convertible Notes and $47.6 million of 8.5% Senior Secured Notes.

During the three months ended August 31, 2020, the Company recorded $1.2 million of interest expense on the 5% Convertible Notes, which included $848,000, $282,000 and $42,000 from interest, amortization of debt discount and origination costs, respectively.
During the three months ended August 31, 2020, the Company recorded approximately $1.6 million of interest expense on the 8.5% Senior Secured Notes, which included $1.3 million of interest, $54,000 of amortizing debt issuance costs and $231,000 of amortizing of debt discount.

The Company recorded approximately $22,000 of interest expense on the 8.5% Convertible Notes during the three months ended August 31, 2019.

The Company recorded approximately $1.3 million on the 5% Convertible Notes, which included $948,000, $290,000 and $43,000 from interest, amortization of debt discount and origination costs, respectively, during the three months ended August 31, 2019.
The Company recorded approximately $1.5 million of interest expense on the 8.5% Senior Secured Notes, during the three months ended August 31, 2019 which included $1.3 million of interest, $76,000 of amortizing debt issuance costs and $152,000 of amortizing of debt discount. Interest for 2019 is higher due to amounts having been paid by PIK at a rate of 11.5%.
See Notes 13, "8.50% Senior Unsecured Convertible Notes," 14, "5.0% Senior Unsecured Convertible Notes," and 15 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Three Months Ended August 31,
	2020	2019	Change	% Change
Personnel costs	$444	$694	$(250)	(36)%	decrease
Legal fees	738	1,448	(710)	(49)%	decrease
Professional fees	619	1,142	(523)	(46)%	decrease
Insurance	519	270	249	92%	increase
Other SG&A expenses	272	317	(45)	(14)%	decrease
Total SG&A Expenses	$2,592	$3,871	$(1,279)	(33)%	decrease

Changes in operating expenses were primarily a result of a decrease in legal expense of $710,000, a decrease in professional fees of $523,000, a decrease in personnel costs of $250,000 and a decrease in other operating expenses of $45,000 offset by an increase in insurance of $249,000. Expenses for the three months ended August 31, 2019 were higher in general due to amounts being allocated to the then deconsolidated subsidiaries.

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

Change in fair value of life settlements - Deconsolidated Subsidiaries

For the period up to August 16, 2019, our deconsolidated subsidiaries had change in fair value of life settlements loss of approximately $13.0 million. This amount was impacted by a combination to factors including maturity of six life insurance policies with face amounts totaling $31.8 million. The net gain of these maturities was $20.0 million and is recorded as a change in fair value of life settlements in the deconsolidated statements of operations for the quarter ended August 31, 2019. Proceeds from maturities totaling $60.2 million were received during the quarter ended August 31, 2019.

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

Results of Discontinued Operations

Three Months Ended August 31, 2020 Compared to Three Months Ended August 31, 2019 (in thousands)

	Three Months Ended August 31,
	2020	2019	Change	% Change
Total income	$—	$—	$—	—%	—
Total expenses	—	(70)	70	100%	decrease
Income (loss) before income taxes	—	70	(70)	(100)%	decrease
Net income (loss), net of income taxes	$—	$70	$(70)	(100)%	decrease

Net income from our discontinued structured settlement operations for the three months ended August 31, 2020 was $0 compared to $70,000 for the same quarter in 2019.

Results of Continuing Operations - Consolidated Subsidiaries

Nine Months Ended August 31, 2020 Compared to Nine Months Ended August 31, 2019

Net income from continued operations for the nine months ended August 31, 2020 was $16.1 million compared to $16.9 million for the same period last year. The following is our analysis for the period (in thousands).

	Nine Months Ended August 31,
	2020	2019	Change	% Change
Income	$32,219	$34,228	$(2,009)	(6)%	decrease
Expenses	13,664	14,140	(476)	(3)%	decrease
(Benefit) provision for income taxes	2,428	3,213	(785)	24%	decrease
Net income (loss)	$16,127	$16,875	$(748)	(4)%	decrease

Income from continuing operations for the nine months ended August 31, 2020 included approximately $10.6 million from the settlement of the Sun Life litigation. Pursuant to the Settlement Agreement, 31 life insurance policies with face value totaling $163.5 million issued by Sun Life were canceled in exchange for a lump sum payment of $36.1 million. The settlement included two policies held by the Company outside of White Eagle with an aggregate face value of $12.0 million, 28 policies held by White Eagle with an aggregate face value of $141.5 million and one policy with a face value of $10.0 million in receivable for maturity for White Eagle. Of this amount, approximately $12.7 million was received by the Company, $13.4 million was paid to White Eagle and $10.0 million was paid to Wilmington Trust for the maturity receivable. With this settlement, the Company no longer owns any life insurance policies directly.

Of the $12.7 million received by the Company, approximately $2.0 million was allocated to the two policies that were owned by the Company outside of White Eagle, which resulted in a gain on disposal of approximately $743,000, with approximately $10.6 million allocated to other income as settlement of legal fees previously incurred.

Income for the nine months ended August 31, 2020, includes approximately $6.0 million which represents distribution for investment in limited partnership. As a result of the WE Investment, the Company receives minimum class B interest monthly distributions equal to (i) for each month commencing prior to the third anniversary of the Effective Date, the greater of $667,000 and 1/12th of 1.50% of the Net Asset Value as determined by the most recent valuation report obtained on or prior to such Distribution Date and (ii) for each month commencing on or after the third anniversary of the Effective Date and prior to the tenth anniversary of the Effective Date, the greater of $333,000 and 1/12th of 0.75% of the net asset value as determined by the most recent valuation report obtained on or prior to such Distribution Date. The amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations which shows an overall gain of approximately $20.6 million.

Our income for the nine months ended August 31, 2020 was impacted by income tax expense of approximately $2.4 million.

See Note 20, "Income Taxes," to the accompanying consolidated financial statements for further information.

Income from continuing operations for the nine months ended August 31, 2019 was significantly impacted by the re-consolidation of Lamington and related subsidiaries due to the deemed closure of the Chapter 11 Cases on August 16, 2019 with the repayment and termination of the White Eagle Revolving Credit Facility. Approximately $37.9 million included in income represents an increase of our investment in deconsolidated subsidiaries, the amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. On September 16, 2019, subsequent to the quarter end, the Bankruptcy Court entered an order and a final decree closing the White Eagle Chapter 11 Case. Pursuant to ASC 810, Consolidation, management took the position that given that all third party claims had been satisfied in the case, consolidation of Lamington and WEGP as of August 17, 2019 was appropriate. The Company further evaluated its investment at August 16, 2019 and recognized a gain of approximately $96.7 million, which amount is reflected in current earnings as change in fair value of investment in deconsolidated subsidiaries. The amount is associated with gains incurred by Lamington for the period up to August 16, 2019 in considering the proceeds received through the transactions for the subscription agreement, the actual payoff of the White Eagle Revolving Credit Facility and all other third party claims.

Income for the nine months ended August 31, 2019 was also impacted by income tax expense of approximately $3.2 million.

Total expenses from continuing operations for the nine months ended August 31, 2020 were mainly comprised of personnel cost of approximately $2.8 million, interest expense of $3.4 million on the 5% Convertible Notes and $4.2 million on the 8.5% Senior Secured Notes, offset by $2.8 million in gain on extinguishment of 5% Convertible Notes.

Expenses for nine months ended August 31, 2020 were impacted by $2.8 million in gain on extinguishment of 5% Convertible Notes. On December 11, 2019, the Company redeemed $8.0 million principal amount of the 5.0% Convertible Notes in exchange for cash consideration of $4.8 million inclusive of unpaid interest of approximately $123,000. The Company incurred a net gain on extinguishment of approximately $2.8 million after expense for derivative and origination cost write off of approximately $442,000 and $66,000, respectively. Upon such redemption, the New Convertible Notes were surrendered and canceled.

Total expenses from continuing operations for the nine months ended August 31, 2019 were mainly comprised of interest expense of approximately $3.8 million on the 5% Convertible Notes, $4.5 million on the 8.5% Senior Secured Notes and $93,000 on the 8.5% Convertible Notes.

Change in fair value of life settlements (in thousands)

	Nine Months Ended August 31,
	2020	2019	Change	% Change
Change in fair value of life settlements	$—	$(37)	$37	(100)%	decrease

As of August 31, 2019, we owned two policies with an estimated fair value of $1.3 million. With the settlement of the Sun Life litigation we no longer own any life settlements. Of these two policies owned as of August 31, 2019, all were previously premium financed and were valued using discount rates that range from 13.25% to 15.25%.

See Note 16, "Fair Value Measurements," to the accompanying consolidated financial statements for further information.

Change in fair value of investment in limited partnership (in thousands)

	Nine Months Ended August 31,
	2020	2019	Change	% Change
Change in fair value of investment in limited partnership, net of distributions	$20,601	(5,821)	$26,422	(173)%	increase

The Company performed a valuation at August 31, 2020 resulting in a value of approximately $152.5 million using an estimated discount rate if approximately 14.04%. This resulted in a change in fair value of approximately $20.6 million, net of distributions of approximately $6.0 million for the nine months ended August 31, 2020.

See Note 16, "Fair Value Measurements", to the accompanying consolidated financial statements for further information.

Expenses (in thousands)

	Nine Months Ended August 31,
	2020	2019	Change	% Change
Interest expense	$7,610	$8,370	$(760)	(9)%	decrease
Extinguishment of debt	(2,815)	—	(2,815)	100%	increase
SG&A expenses	8,870	5,769	3,101	54%	increase
Total Expense	$13,665	$14,139	$(474)	(3)%	decrease

Interest expense (in thousands)

	Nine Months Ended August 31,
	2020	2019	Change	% Change
8.5% Convertible Notes	$—	$93	$(93)	(100)%	decrease
5% Convertible Notes	3,448	3,799	(351)	(9)%	decrease
8.5% Senior Secured Notes	4,160	4,469	(309)	(7)%	decrease
Other	2	9	(7)	(78)%	decrease
Total Interest Expense	$7,610	$8,370	$(760)	(9)%	decrease

Outstanding debt for the nine months ended August 31, 2020 included $67.8 million of 5% Convertible Notes and $47.6 million of 8.5% Senior Secured Notes. During the nine months ended August 31, 2020, the Company repaid approximately $8.0 million of the 5% Convertible Notes.

During the nine months ended August 31, 2020, the Company recorded $3.4 million of interest expense on the 5% Convertible Notes, which included $2.6 million, $776,000 and $115,000 from interest, amortization of debt discount and origination costs, respectively.
During the nine months ended August 31, 2020, the Company recorded approximately $4.2 million of interest expense on the 8.5% Senior Secured Notes, which included $3.3 million of interest, $156,000 of amortizing debt issuance costs and $660,000 of amortizing of debt discount.

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
The Company recorded approximately $4.5 million of interest expense on the 8.5% Senior Secured Notes, during the nine months ended August 31, 2019 which includes $3.8 million of interest, $209,000 of amortizing debt issuance costs and $346,000 of amortizing of debt discount respectively.
See Notes 13, "8.50% Senior Unsecured Convertible Notes," 14, "5.0% Senior Unsecured Convertible Notes," and 15 "8.5% Senior Secured Notes," to the accompanying consolidated financial statements for further information.

Selling, general, and administrative expenses (in thousands)

	Nine Months Ended August 31,
	2020	2019	Change	% Change
Personnel costs	$2,833	$1,001	$1,832	183%	increase
Legal fees	1,850	2,117	(267)	(13)%	decrease
Professional fees	2,034	1,470	564	38%	increase
Insurance	1,360	666	694	104%	increase
Other SG&A	792	516	276	53%	increase
Total SG&A Expenses	$8,869	$5,770	$3,099	54%	increase

Changes in operating expenses was primarily a result of an increase in personnel costs of $1.8 million, an increase in professional fees of $564,000, an increase in insurance of $694,000, and an increase in other operating expenses of $276,000 offset by a decrease in legal expense of $267,000.

The $1.8 million increase in personnel costs was attributable to the following:

On November 12, 2019, the Company entered into a retention agreement with Mr. Simony, the Company’s Chief Investment Officer, for $1.0 million, approximately $667,000 was paid immediately with $333,000 paid upon his resignation during the nine months ended August 31, 2020.

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

Expense of approximately $72.4 million was significantly impacted by change in fair value of the White Eagle Revolving Credit Facility of approximately $17.1 million, interest expense of $28.3 million, reorganization cost of $14.0 million, loss on extinguishment of debt of approximately $7.4 million associated with the early repayment of the White Eagle Revolving Credit Facility, administrative services fees of $2.8 million, legal fees of $890,000 and professional fees of $1.5 million.

Change in fair value of life settlements - Deconsolidated Subsidiaries

During the nine months ended August 31, 2019, our deconsolidated subsidiaries had 18 life insurance policies with face amounts totaling $100.4 million that matured. The net gain of these maturities was $70.3 million and is recorded as a change in fair value of life settlements in the deconsolidated statements of operations for the nine months ended August 31, 2019. Proceeds from maturities totaling $92.5 million were received during the nine months ended August 31, 2019.

On May 22, 2019, a settlement in the amount of $21.3 million was signed among Lincoln Benefit Life Company, White Eagle Asset Portfolio, L.P. and Emergent Capital, Inc. pursuant to which Lincoln Benefit, agreed to not to contest the 55 life insurance policies that were then owned by White Eagle and Emergent Capital agreed to drop its legal action against Allstate Life Insurance Company and settle for $2.0 million. The settlement relates to six separate legal actions pertaining to the validity of certain White Eagle Policies and receivables for maturities of life settlement totaling $39.1 million. The settlement of the litigation, was approved by the Bankruptcy Court in June 2019, and the receivable for maturities of life settlement was adjusted to reflect the reduction which resulted in approximately $17.8 million recorded as change in fair value of life settlements at August 31, 2019.

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

As of August 31, 2019, White Eagle received 326 updated life expectancy reports from 21st Services. These life expectancies reported an average lengthening of life expectancies of 23.45% based on this sample, which is significantly higher than the 9% impact first communicated by 21st Services and has significantly impacted the results for the nine months ended August 31, 2019 by approximately $56.6 million.

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

Change in fair value of White Eagle Revolving Credit Facility

For the nine months ended August 31, 2019,the White Eagle Revolving Credit Facility incurred a loss of approximately $17.1 million which is mainly attributable the early repayment of the White Eagle Revolving Credit Facility.

Refer to Note 4 "Deconsolidation of Subsidiaries", Note 5 "Condensed and Consolidated Financial Statements of Entities in Bankruptcy" and Note 6 "Consolidation of Variable Interest Entities", of the Notes to Consolidated Financial Statements, provided in this report.

Results of Discontinued Operations

Nine Months Ended August 31, 2020 Compared to Nine Months Ended August 31, 2019 (in thousands)

	Nine Months Ended August 31,
	2020	2019	Change	% Change
Total income (loss)	$—	$—	$—	—%	—
Total expenses	53	(36)	89	(247)%	increase
Income (loss) before income taxes	(53)	36	(89)	(247)%	increase
Income tax benefit	—	—	—	—%
Net income (loss), net of income taxes	$(53)	$36	$(89)	(247)%	increase

Net loss from our discontinued structured settlement operations for the nine months ended August 31, 2020 was $53,000 as compared to a net loss of $36,000 for the same period in 2019.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course of business, as well as continued compliance with the covenants contained in the indentures governing our 5% Convertible Notes and 8.5% Senior Secured Notes and other financing arrangements.

Previously the payment of premiums to maintain the life insurance policies represented our most significant requirement for cash disbursement. The majority of these costs relates to the policies previously pledged as collateral under the White Eagle Revolving Credit Facility. With the termination of such facility, the sale of 72.5% of the ownership interests in the holder of the assets and the disposal through the Sun Life litigations settlement of the two remaining policies held by the Company, the Company's exposure to these risks has been substantially eliminated.

As of August 31, 2020, we had approximately $19.1 million of cash and cash equivalents and certificates of deposit of $517,000.

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

During the nine months ended August 31, 2020, approximately $6.0 million was received by the Company for the minimum Class B interest monthly distribution. This amount is included in change in fair value of investment in limited partnership, net of distributions on the consolidated statements of operations.

Going Concern

Historically, the Company has incurred substantial losses, which has resulted in an accumulated deficit of approximately $275.4 million as of August 31, 2020. Cash flows used in operating activities were $8.6 million for the nine months ended August 31, 2020 and $8.5 million for the nine months ended August 31, 2019. As of August 31, 2020, the Company had approximately $19.1 million of cash and cash equivalents and certificates of deposit of $517,000.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, the receipt of distributions from its equity investment in White Eagle and cash on hand.

As of the filing date of this Form 10-Q, we had approximately $19.0 million of cash and cash equivalents inclusive of certificates of deposit of $519,000. The Company's 8.5% Senior Secured Notes with outstanding principal of approximately $47.6 million becomes due on July 15, 2021. The Company's 8.5% Senior Secured Notes with outstanding principal of approximately $47.6 million will mature on July 15, 2021. In considering our forecast for the next twelve months, including the scheduled repayment of this debt, and the pending approval of Emergent Capital’s Chapter 11 reorganization plan by the Bankruptcy Court and taking into account the current cash balance as of the filing for this Form 10-Q, these facts create a substantial doubt of the Company’s ability to meet its financial needs and continue as a going concern. In connection with its proposed restructuring, the 8.5% Senior Secured Notes will be converted into a security with a later maturity date. In considering the factors above, management plans to continue to operate our business in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. See below for details on the Emergent Capital 2020 Chapter 11 Case.

Subsequent Events

Sale of Imperial Life Settlements, LLC

On September 15, 2020, the Company sold its wholly-owned subsidiary, Imperial Life Settlements, LLC ("ILS"), to an unrelated third party. Included in the sale were viatical and/or life settlement provider licenses, permits and authorizations issued to ILS by 12 states. In connection with the sale of ILS and such licenses, the Company voluntarily surrendered licenses issued to ILS by 17 other states. Such licenses are required in connection with the purchase of existing life settlements, but are not required for ownership of life settlements.

Voluntary Petitions for Reorganization

On October 15, 2020 (the "2020 Petition Date"), Emergent Capital and its wholly-owned subsidiary Red Reef Alternative Investment, LLC ("Red Reef") filed voluntary petitions for relief (the "2020 Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

Emergent Capital and Red Reef will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On October 14, 2020, Emergent Capital entered into two substantially identical Restructuring Support Agreements (together with all exhibits and schedules thereto, the "RSAs") with certain holders of the 8.5% Senior Secured Notes and with certain holders of the 5.0% Convertible Notes (such holders collectively, the "Supporting Holders"). In the aggregate, the Supporting Holders hold at least a majority of each of the 8.5% Senior Secured Notes and the 5.0% Convertible Notes.

See Note 21, "Subsequent Events, " to the accompanying consolidated financial statements for further information.

Financing Arrangements Summary

At August 31, 2020, we had $67.8 million and $47.6 million in aggregate principal amount of outstanding 5% Convertible Notes and 8.5% Senior Secured Notes, which accrue interest at 5.0%, and 8.5%, respectively. Interest on the 5.0% Convertible Notes is due semi-annually while interest on the 8.5% Senior Secured Notes is due quarterly. The Company has the ability to pay interest in kind on approximately $39.4 million, or 83%, of the 8.5% Senior Secured Notes; however, there was no interest paid in kind during the nine months ended August 31, 2020.

5.0% Senior Unsecured Convertible Notes

At August 31, 2020, there was $67.8 million in aggregate principal amount of the Company’s 5.0% Senior Unsecured Convertible Notes due 2023 outstanding (the "New Convertible Notes" or "5% Convertible Notes").

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

8.5% Senior Secured Notes

At August 31, 2020, there was $47.6 million in aggregate principal amount of the Company’s 8.5% Senior Secured Notes due 2021 outstanding (the "8.5% Senior Secured Notes"). For a description of the 8.5% Senior Secured Notes see Note 15, "8.5% Senior Secured Notes," of the accompanying consolidated financial statements for further information.

Cash Flows

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended August 31, 2020 and 2019 (in thousands):

	Nine Months Ended August 31,
	2020	2019
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(8,593)	$(8,493)
Investing activities	8,041	10,782
Financing activities	(4,677)	5,282
Increase (decrease) in cash and cash equivalents	$(5,229)	$7,571

Operating Activities

During the nine months ended August 31, 2020, operating activities used cash of $8.6 million. Our net income of $16.1 million was adjusted for the following: change in fair value of investment in limited partnership gain of approximately $20.6 million, gain on extinguishment of 5.0% Convertible Notes of $2.8 million; gain on sale of life settlement of $743,000; amortization of discount and deferred cost for the 5.0% Convertible Notes of $891,000; amortization of discount and deferred cost for the 8.5% Senior Secured Notes of $817,000; stock based compensation of $73,000 and a net negative change in the components of operating assets and liabilities of $2.0 million. This $2.0 million change in operating assets and liabilities is partially attributable to a $957,000 decrease in interest payable on the 5.0% Convertible Notes; a $572,000 decrease in current tax liability, a $314,000 decrease in accounts payable and accrued expenses, a 164,150 decrease in deposits and a $86,000 decrease in other liabilities, offset by a $471,000 increase in prepaid and other assets.

During the nine months ended August 31, 2019, operating activities used cash of $8.5 million. Our net income of $16.9 million was adjusted for the following: change in fair value of investment in deconsolidated subsidiaries of approximately $37.9 million, attributable to the deconsolidation of Lamington and its subsidiaries due to the Chapter 11 cases up to August 16, 2019;

change in fair value of investment in limited partnership gain of approximately $5.8 million; interest paid in kind on 8.5% Senior Secured Notes of approximately $2.8 million and a net positive change in the components of operating assets and liabilities of $1.7 million. This $1.7 million change in operating assets and liabilities is partially attributable to a $2.6 million increase in current tax liability, a $576,000 decrease in deferred tax asset, a $463,000 increase in interest payable on the 8.5% Senior Notes and a $118,000 decrease in prepaid and other assets, offset by a $392,000 decrease in accounts payable and accrued expenses a $155,000 decrease in other liabilities.

Investing Activities

Net cash provided by investing activities for the nine months ended August 31, 2020 was $8.0 million and includes $2.0 million in proceeds from sale of life settlement and $6.0 million for distribution from investment in limited partnership.

Net cash provided by in investing activities for the nine months ended August 31, 2019 was $10.8 million in cash from consolidated of subsidiaries that were previously deconsolidated due to the Chapter 11 Cases offset by offset by $118,000 for premiums paid on life settlements.

Financing Activities

Net cash used in financing activities for the nine months ended August 31, 2020 was $4.7 million resulting from repayment of principal under the 5.0% Convertible Notes of approximately $4.7 million.

Net cash provided by financing activities for the nine months ended August 31, 2019 was $5.3 million resulting from proceeds from the issue of 8.5% Senior Secured Notes of approximately $6.5 million offset by repayment of outstanding principal under the 8.5% Convertible Notes of approximately $1.2 million.

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

Off-Balance Sheet Arrangements

At August 31, 2020, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk, interest rate risk and foreign currency risk. As of August 31, 2020, we did not hold a material amount of financial instruments for trading purposes.

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

Interest Rate Risk

At August 31, 2020, fluctuations in interest rates did not impact interest expense in our business.

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

PART II—OTHER INFORMATION

Item 1.        Litigation

For a description of developments to legal proceedings during the nine months ended August 31, 2020, see "Litigation" under Note 18, "Commitments and Contingencies" to our consolidated financial statements.

Item 1A.    Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K filed for the fiscal year ended November 30, 2019, and our Quarterly Report on Form 10-Q filed for the quarter ended February 29, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Default Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

See the disclosure under the heading Voluntary Petitions for Reorganization in Note 21, "Subsequent Events", to the accompanying consolidated financial statements for further information.

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
Date October 15, 2020